Form 10-Q
period 1995-03-31
HICKOK INC
filed 1995-05-15
CIK 47307

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1995         Commission File No. 0-147

                             HICKOK INCORPORATED

Incorporated in the State of Ohio           I.R.S. No. 34-0288470

               10514 Dupont Avenue       Cleveland, Ohio 44108
                     Telephone Number (216) 541-8060


Indicated below are the number of shares outstanding of each of the issuer's classes of Common Stock as of the close of the period covered by this report.

                    Class A Common      737,484
                    Class B Common      454,866

Company or Group of Companies for which report is filed:

HICKOK INCORPORATED
SUPREME ELECTRONICS CORP.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes _____X____    No __________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                   HICKOK INCORPORATED
                              CONSOLIDATED INCOME STATEMENTS
                                        (Unaudited)

                              Three months ended        Six months ended
                                   March 31                  March 31
                            -----------------------   -----------------------
                               1995         1994          1995         1994
                            ----------   ----------   -----------  ----------
Net Sales                   $9,361,145   $5,750,888   $14,041,209  $9,764,954

Costs and Expenses:
  Cost of Goods Sold         6,384,186    3,948,386     9,479,889   6,542,252
  Product Development          860,966      624,605     1,406,088   1,095,689
  Operating Expenses           968,014      875,866     1,757,700   1,495,200
  Interest Charges              19,515        4,675        29,022       6,055
  Other Income                 (31,937)     (29,661)      (64,617)    (67,310)
                            ----------   ----------   -----------  ----------
                             8,200,744    5,423,871    12,608,082   9,071,886
                            ----------   ----------   -----------  ----------
  Income before
  Income Taxes               1,160,401      327,017     1,433,127     693,068

Income Taxes                   452,600      134,600       559,000     282,300
                            ----------   ----------   -----------  ----------
  Net Income                $  707,801   $  192,417   $   874,127  $  410,768
                            ----------   ----------   -----------  ----------
                            ----------   ----------   -----------  ----------

EARNINGS PER COMMON SHARE:

  Net Income                $      .59   $      .16   $       .73  $      .34
                            ----------   ----------   -----------  ----------
                            ----------   ----------   -----------  ----------

Weighted Average Shares
of Common Stock Out-
standing                     1,196,621    1,191,210     1,196,512   1,191,210
                            ----------   ----------   -----------  ----------
                            ----------   ----------   -----------  ----------

Dividends per Share         $     .175   $      .15   $      .175  $      .15
                            ----------   ----------   -----------  ----------
                            ----------   ----------   -----------  ----------


See Notes to Consolidated Financial Statements.

                                      (2)

                             HICKOK INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                                      March 31,  September 30,  March 31,
                                        1995        1994          1994
                                    -----------  ------------   ----------
                                    (Unaudited)    (Note)      (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents         $   442,337  $    401,291   $  437,810
  Trade Accounts Receivable - Net     5,264,770     6,041,626    3,230,635
  Inventories                         5,244,439     3,844,402    3,429,620
  Prepaid and Deferred Expenses         185,688       128,169      174,949
                                    -----------   -----------   ----------
          TOTAL CURRENT ASSETS       11,137,234    10,415,488    7,273,014
                                    -----------   -----------   ----------

PROPERTY, PLANT AND EQUIPMENT
  Land                                  139,192       139,192      132,692
  Buildings                           1,092,595     1,092,595      968,764
  Machinery and Equipment             3,297,597     2,829,416    2,749,427
                                    -----------   -----------   ----------
                                      4,529,384     4,061,203    3,850,883

  Less:  Allowance for Depreciation   2,467,590     2,161,662    2,026,697
                                    -----------   -----------   ----------
          TOTAL PROPERTY - NET        2,061,794     1,899,541    1,824,186
                                    -----------   -----------   ----------

OTHER ASSETS
  Goodwill - Net of Amortization        166,000       172,000      178,000
  Deposits                               13,444        13,444       18,462
                                    -----------   -----------   ----------
          TOTAL OTHER ASSETS            179,444       185,444      196,462
                                    -----------   -----------   ----------

          TOTAL ASSETS              $13,378,472   $12,500,473   $9,293,662
                                    -----------   -----------   ----------
                                    -----------   -----------   ----------

NOTE:  Amounts derived from audited financial statements previously filed with the Securities and
Exchange Commission.


See Notes to Consolidated Financial Statements.
                                      (3)

                                        March 31,   September 30,  March 31,
                                           1995          1994         1994
                                        -----------  -----------   ----------
                                        (Unaudited)     (Note)     (Unaudited)
LIABILITIES
CURRENT LIABILITIES
  Notes Payable                          $ 1,800,000  $ 1,230,000   $   -
  Trade Accounts Payable                   1,019,385      542,023      490,877
  Accrued Payroll & Related Expenses         619,916    1,165,008      545,217
  Accrued Expenses                           188,858      235,081      452,006
  Accrued Income Taxes                        54,745      252,164       -
                                         -----------  -----------   ----------
    TOTAL CURRENT LIABILITIES              3,682,904    3,424,276    1,488,100
                                         -----------  -----------   ----------
DEFERRED INCOME TAXES                        106,000      106,000       -
                                         -----------  -----------   ----------
REDEEMABLE COMMON STOCK
  9,800 Class B Shares at September
    30, 1994(10,400 shares at March
    31, 1994)                                 -           235,000      235,000
                                         -----------  -----------   ----------
STOCKHOLDERS' EQUITY
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    737,484 shares outstanding(368,492
    shares at September 30, 1994 and
    365,892 shares at March 31, 1994)
    excluding 19,172 shares in treasury
    at March 31, 1995(9,586 shares at
    September 30, 1994 and March 31, 1994)   737,484      368,492      365,892
  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    (229,713 shares at September 30,
    1994 and March 31, 1994 of which
    9,800 shares were classified as
    redeemable at September 30, 1994
    and 10,400 shares at March 31, 1994)
    excluding 36,774 shares in treasury
    at March 31, 1995(16,107 shares at
    September 30, 1994 and March 31, 1994)   454,866      219,913      219,313
  Contributed Capital                        910,816      726,690      710,790
  Retained Earnings                        7,486,402    7,420,102    6,274,567
                                         -----------  -----------   ----------
        TOTAL STOCKHOLDERS' EQUITY         9,589,568    8,735,197     7,570,562
                                         -----------  -----------   ----------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY             $13,378,472  $12,500,473    $9,293,662
                                         -----------  -----------   ----------
                                         -----------  -----------   ----------

                                      (4)

                              HICKOK INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31
                                  (Unaudited)

                                                    1995           1994
                                                ------------   ------------
Cash Flows from Operating Activities:
  Cash received from customers                  $ 14,818,065   $ 12,375,982
  Cash paid to suppliers and employees           (13,811,462)    (9,284,221)
  Interest paid                                      (29,125)        (5,305)
  Interest received                                    1,834          5,369
  Income taxes paid                                 (756,421)      (658,480)
                                                ------------   ------------
     Net Cash Provided by
         Operating Activities                        222,891      2,433,345

Cash Flows from Investing Activities:
  Capital expenditures                              (468,181)      (387,433)
  Purchase of Fastening Systems assets                -            (692,000)
                                                ------------   ------------

     Net Cash Used in Investing
         Activities                                 (468,181)    (1,079,433)

Cash Flows from Financing Activities:
  Change in short-term borrowing                     570,000     (1,250,000)
  Purchase of Class B shares                         (77,752)         -
  Sale of Class A shares under option                  3,460          -
  Dividends paid                                    (209,372)      (178,682)
                                                ------------   ------------
  Net Cash Provided by (Used in)
         Financing Activities                        286,336     (1,428,682)
                                                ------------   ------------
Net increase (decrease) in cash and
  cash equivalents                                    41,046        (74,770)

Cash and cash equivalents at beginning
  of year                                            401,291        512,580
                                                ------------   ------------
Cash and cash equivalents at end
  of second quarter                             $    442,337   $    437,810
                                                ------------   ------------
                                                ------------   ------------


See Notes to Consolidated Financial Statements.


                                      (5)

                                                   1995           1994
                                                ------------   -----------
Reconciliation of Net Income to Net
  Cash Provided by Operating Activities:

  Net Income                                    $    874,127   $   410,768

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  311,928       248,984
      Non-cash compensation charge
        related to stock options                      28,908         -
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                              776,856     2,611,028
        Decrease (Increase) in inventories        (1,400,037)      219,472
        Decrease (Increase) in prepaid
             expenses                                (57,519)      (71,764)
        Decrease (Increase) in prepaid
             rents and deposits                         -            -
        Increase (Decrease) in trade
             accounts payable                        477,362       157,207
        Increase (Decrease) in accrued
             payroll and related expenses           (545,092)     (599,199)
        Increase (Decrease) in accrued
             expenses                                (46,223)     (207,229)
        Increase (Decrease) in accrued
             income taxes                           (197,419)     (335,922)
                                                ------------   ------------
          Total Adjustments                         (651,236)    2,022,577
                                                ------------   ------------
          Net Cash Provided by
            Operating Activities                $    222,891   $ 2,433,345
                                                ------------   ------------
                                                ------------   ------------

                                      (6)

                             HICKOK INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              March 31, 1995

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                        March 31,    Sept. 30,     March 31,
                          1995          1994         1994
                       -----------  -----------  -----------
    Components         $ 1,886,900  $ 1,347,496  $ 1,412,518
    Work-in-Process      1,958,824    1,617,218    1,148,837
    Finished Product     1,398,715      879,688      868,265
                       -----------  -----------  -----------
                       $ 5,244,439  $ 3,844,402  $ 3,429,620
                       -----------  -----------  -----------
                       -----------  -----------  -----------

3.  CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS

    On February 23, 1995 the number of authorized shares of Class A common stock and Class B common stock were increased to 3,750,000 from 1,000,000 and 1,000,000 from 295,980, respectively. On April 10, 1995, the Company distributed to stockholders of record on March 10, 1995 a 2 for 1 stock split in the form of a 100% share dividend of Class A and Class B common stock. One share of Class A common stock was issued for each share of Class A outstanding and one share of Class B common stock was issued for each share of Class B outstanding(including shares in treasury).

    All per share amounts on the consolidated income statement have been retroactively adjusted for the stock dividend. Additionally, $598,455, an amount equal to the $1.00 par value of the combined Class A and Class B common stock, has been transferred from retained earnings to common stock ($368,742 to Class A common stock and $229,713 to Class B common stock).

                                      (7)

    The Company purchased 16,107 shares of Class B Common Stock from the Estate of Robert D. Hickok (the "Estate") in January, 1993 and 4,560 shares in March, 1995 pursuant to a Section 303 Stock Redemption Agreement (the "Agreement"). No future redemption requests are anticipated from the Estate. The Company has reclassified the remaining shares of Class B Common Stock, approximately $157,248, previously listed as Redeemable Common Stock. Excess of market value over par value of redeemable shares has been added to contributed capital.

    Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Stock Option Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. On February 23, 1995 the Board of Directors adopted the 1995 Outside Directors Stock Option Plan (the "Directors Plan"), subject to approval by the Company's shareholders.
    The Director's Plan provides for the automatic grant of options to purchase shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 40,300 Class A shares were outstanding and exercisable under the Employees Plan at March 31, 1995 (33,600 shares at September 30, 1994 and 38,800 shares at March 31, 1994) at prices ranging from $2.925 to $11.75. Options for 7,200 shares and 7,800 shares were granted under the Employee Plans during the three month period ended December 31, 1994 and December 31, 1993 respectively at a price of $8.31 and $6.92 per share respectively. Options for 4,000 shares under the Employee Plans were granted during the three month period ended March 31, 1994 at a price of $11.75 per share. Options for 12,000 shares at an exercise price of $16.125 were granted under the Director's Plan during the three month period ended March 31, 1995 subject to shareholders approval. During the second quarter period ended March 31, 1995, options for 500 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $540. No other options were exercised during the three or six month periods ended March 31, 1995 and 1994.

    Unissued shares of Class A common stock (495,166 shares) are reserved for the share-for-share conversion rights of the Class B common stock and the Company's stock options outstanding.

    The Company declared a $.175 per share special dividend on its Class A and Class B common shares on December 7, 1994 payable January 25, 1995 to shareholders of record January 3, 1995. A special dividend of $.15 per share on Class A and Class B common shares, payable January 25, 1994 to shareholders of record January 3, 1994, was declared on December 14, 1993.


                                  (8)

4.  EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of shares outstanding during each period. All per share amounts on the consolidated income statement have been adjusted to reflect the 100% share dividend on a retroactive basis.

5.  PURCHASE

    On February 4, 1994, the Company purchased for $692,000 and subsequently adjusted on April 6, 1994 to $730,675, certain assets and assumed certain liabilities from Allen-Bradley Company, Inc. related to their fastening systems business. The purchase consisted of inventory ($461,092), machinery and equipment ($239,974) and accrued expenses ($150,391). Goodwill of $180,000 was recorded in conjunction with this purchase and will be amortized evenly over a 15 year period.

6.  NAME CHANGE

    The Board of Directors recommended and on February 23, 1995 the shareholders approved changing the name of the Company to Hickok Incorporated.


                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS, SECOND QUARTER (JANUARY 1, 1995 THROUGH MARCH 31, 1995)
               FISCAL 1995 COMPARED TO SECOND QUARTER FISCAL 1994

Sales for the quarter ended March 31, 1995 were $9,361,145 versus $5,750,888 for the quarter ended March 31, 1994. The 62.8% current quarter increase in sales is primarily the result of the addition of the fastening systems product class acquired in February, 1994.

Cost of goods sold in the second quarter of fiscal 1995 was $6,384,186 or 68.2% of the sales dollar as compared to $3,948,386 or 68.6% of the sales dollar in the second quarter of 1994. This change in the cost of goods sold percentage was due to the addition of the fastening systems line and a change in product mix.

Product development expenses were $860,966 in the second quarter 1995 or 9.2% of the sales dollar as compared to $624,605 or 10.9% of the sales dollar in the second quarter 1994. The absolute dollar increase in the second quarter of 1995 is due primarily to an increase in new product development costs, and costs incurred to enhance the Company's existing products, both of which are expensed when incurred.

Operating expenses were $968,014 or 10.3% of the sales dollar versus $875,866 or 15.2% of the sales dollar for the same period a year ago. The percentage change is the result of increased shipments in the current year which covered more of the Company's fixed expenses.

Interest expense was $19,515 in the second quarter of fiscal 1995, which compares with $4,675 in the second quarter of fiscal 1994. This was due to increased borrowing and an increase in the prime lending rate in the current quarter versus the same period a year ago.

Other income includes $20,618 of rental income from a sub-lease of excess space during the current and prior quarter.

Net income of $707,801 earned in the second quarter of fiscal 1995 compares with $192,417 in 1994. This increase was due primarily to an increase in fastening systems business in the current quarter.

Unshipped customer orders as of March 31, 1995 were $10,663,000 versus $7,849,000 at March 31, 1994. The increase was primarily due to the addition of the fastening systems customer orders.


                                      (10)

            RESULTS OF OPERATIONS, SIX MONTHS ENDED MARCH 31, 1995
                 COMPARED TO SIX MONTHS ENDED MARCH 31, 1994


Sales for the six months ended March 31, 1995 were $14,041,209 versus $9,764,954 for the same period in 1994. The 43.8% increase is due primarily to increased shipments of fastening systems related products and services.

Cost of goods sold was $9,479,889 or 67.5% of the sales dollar as compared to $6,542,252 or 67.0% of the sales dollar for the six months ended March 31, 1994.

Product development expenses were $1,406,088 or 10.0% of the sales dollar as compared to $1,095,689 or 11.2% of the sales dollar for the six months ended March 31, 1994. Costs associated with the planned introduction of new products and costs incurred to enhance the Company's existing products are the primary reasons for the absolute dollar increase during the current fiscal year.

Operating expenses were $1,757,700 for the six months ended March 31, 1995 or 12.5% of the sales dollar versus $1,495,200 or 15.3% of the sales dollar for the six months ended March 31, 1994. This dollar increase is due primarily to increased marketing and administrative expenditures associated with the addition of the fastening systems product line. The percentage change is the result of increased shipments in the current year which covered more of the Company's fixed expenses necessary to support this period's higher sales volume.

Interest expense was $29,022 for the six months ended March 31, 1995, and $6,055 for the same period in 1994. This was due to increased borrowing and an increase in the prime lending rate in the current period.

Other income includes $41,237 of rental income from a sub-lease of excess space during the first six months of fiscal 1995. In the first six months of fiscal 1994, other income includes $48,109 of rental income from this lease.

Net income of $874,127 or 6.2% of sales for the six months ended March 31, 1995 compares with net income of $410,768 or 4.2% of sales for the six months ended March 31, 1994. This was due primarily to the increase in sales volume in the current six months and the acquisition of fastening systems related products and services.


                                      (11)

                         LIQUIDITY AND CAPITAL RESOURCES

Total current assets were $11,137,234, $10,415,488 and $7,273,014 at March
31, 1995, September 30, 1994 and March 31, 1994, respectively. The increase from March to March is split almost equally between accounts receivable and inventory. The increase in accounts receivable is due to higher sales in the current quarter versus a year ago. The increase in inventory is necessary to support anticipated higher sales during the last half of fiscal 1995. These increases were financed by earnings retention and by an increase in short-term financing and higher payables. As a result, there was an increase in current liabilities from $1,488,100 at March 31, 1994 to $3,424,276 at September 30, 1994. At March 31, 1995 current liabilities amounted to $3,682,904.

Working capital as of March 31, 1995 amounted to $7,454,330. This compares to $5,784,914 a year earlier. Current assets were 3.0 times current liabilities and total cash and receivables were 1.5 times current liabilities. These ratios compare to 4.9 and 2.5, respectively, at March 31, 1994.

Shareholders' equity during the six months ended March 31, 1995 increased by $854,371 ($.72 per share) resulting from $874,127 of net income, $28,368 stock options granted, $4,000 sale of common stock, $235,000 from the reclassification of redeemable common stock, less $209,372 payment of special dividends and $77,752 purchase of Class B shares.

In January, 1995, the Company amended its credit agreement with its financial lender. The agreement provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate and is unsecured.

Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1995.


                                      (12)

PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein: (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1995




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date -------------------                HICKOK INCORPORATED
                                            (Registrant)



                                 -----------------------------------------
                                 E. T. Nowakowski, Chief Financial Officer


                                      (13)