Form 10-Q
period 1995-06-30
HICKOK INC
filed 1995-08-04
CIK 47307

                                    FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1995         Commission File No. 0-147

                               HICKOK INCORPORATED

Incorporated in the State of Ohio           I.R.S. No. 34-0288470

               10514 Dupont Avenue       Cleveland, Ohio 44108
                     Telephone Number (216) 541-8060


Indicated below are the number of shares outstanding of each of the issuer's classes of Common Stock as of July 21, 1995.

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


          Yes      X          No
               ----------         ----------

                                                          FORM 10Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                              Three months ended             Nine months ended
                                 June 30                       June 30
                      --------------------------   ---------------------------
                          1995           1994           1995           1994
                      -----------    -----------   ------------   ------------
Net Sales             $ 6,958,126    $ 5,233,411   $ 20,999,335   $ 14,998,365

Costs and Expenses:
  Cost of Goods Sold    4,351,401      3,439,336     13,831,290      9,981,587
  Product Development     828,443        450,471      2,234,531      1,546,161
  Operating Expenses    1,114,728        808,478      2,872,428      2,303,678
  Interest Charges         51,917          2,651         80,939          8,706
  Other Income            (29,284)       (26,941)       (93,901)       (94,251)
                      -----------    -----------   ------------   ------------
                        6,317,205      4,673,995     18,925,287     13,745,881
                      -----------    -----------   ------------   ------------

  Income before
    Income Taxes          640,921        559,416      2,074,048      1,252,484

Income Taxes              249,900        227,700        808,900        510,000
                      -----------    -----------   ------------   ------------

  Net Income          $   391,021    $   331,716   $  1,265,148   $    742,484
                      -----------    -----------   ------------   ------------
                      -----------    -----------   ------------   ------------

EARNINGS PER COMMON SHARE:
- --------------------------
  Net Income          $       .33    $       .28   $       1.06   $        .62
                      -----------    -----------   ------------   ------------
                      -----------    -----------   ------------   ------------

Weighted Average Shares
  of Common Stock Out-
  standing              1,192,350      1,191,276      1,195,128      1,191,232
                      -----------    -----------   ------------   ------------
                      -----------    -----------   ------------   ------------

Dividends per Share   $       .10    $       -0-   $       .275   $        .15
                      -----------    -----------   ------------   ------------
                      -----------    -----------   ------------   ------------




See Notes to Consolidated Financial Statements.

                                      (2)

                                  HICKOK INCORPORATED

                              CONSOLIDATED BALANCE SHEETS

                                      June 30,     September 30,     June 30,
                                        1995           1994           1994
                                    ------------   ------------   ------------
                                     (Unaudited)      (Note)       (Unaudited)
ASSETS
- ------
CURRENT ASSETS
- --------------
  Cash and Cash Equivalents         $    276,689   $    401,291   $    354,038
  Trade Accounts Receivable - Net      4,925,471      6,041,626      4,059,892
  Inventories                          6,270,966      3,844,402      3,989,742
  Prepaid and Deferred Expenses          312,791        128,169        118,480
                                    ------------   ------------   ------------

    TOTAL CURRENT ASSETS              11,785,917     10,415,488      8,522,152
    --------------------            ------------   ------------   ------------



PROPERTY, PLANT AND EQUIPMENT
  Land                                   139,192        139,192        132,692
  Buildings                            1,092,595      1,092,595        968,764
  Machinery and Equipment              3,552,017      2,829,416      3,000,767
                                    ------------   ------------   ------------

                                       4,783,804      4,061,203      4,102,223

  Less:  Allowance for Depreciation    2,584,150      2,161,662      2,159,740
                                    ------------   ------------   ------------

    TOTAL PROPERTY - NET               2,199,654      1,899,541      1,942,483
    --------------------            ------------   ------------   ------------




OTHER ASSETS
- ------------
  Goodwill - Net of Amortization         163,000        172,000        175,000
  Prepaid Rent and Other Deposits         13,444         13,444         13,444
                                    ------------   ------------   ------------

    TOTAL OTHER ASSETS                   176,444        185,444        188,444
    ------------------              ------------   ------------   ------------




    TOTAL ASSETS                   $ 14,162,015    $ 12,500,473   $ 10,653,079
    ------------                   -------------   ------------   ------------
    ------------                   -------------   ------------   ------------

NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.

                                       (3)

                                                           FORM 10Q


                                      June 30,     September 30,     June 30,
                                        1995           1994           1994
                                    ------------   ------------    ------------
                                     (Unaudited)      (Note)       (Unaudited)

LIABILITIES
- -----------
CURRENT LIABILITIES
- -------------------
  Notes Payable                        $  2,465,000   $  1,230,000   $  1,050,000
  Trade Accounts Payable                    546,517        542,023        553,210
  Accrued Payroll and Related Expenses     868,322       1,165,008        612,084
  Dividends Declared                        119,235              -              -
  Accrued Expenses                          195,587        235,081        235,465
  Accrued Income Taxes                            -        252,164         63,442
                                       ------------   ------------   ------------

    TOTAL CURRENT LIABILITIES             4,194,661      3,424,276      2,514,201
    -------------------------          ------------   ------------   ------------

DEFERRED INCOME TAXES                       106,000        106,000              -
- ---------------------                  ------------   ------------   ------------

REDEEMABLE COMMON STOCK
- -----------------------
  9,800 Class B Shares at September
    30, 1994(9,000 shares at June
    30, 1994)                                     -        235,000        235,000

STOCKHOLDERS' EQUITY
- --------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    737,484 shares outstanding(368,492
    shares at September 30, 1994 and
    365,992 shares at June 30, 1994)
    excluding 19,172 shares in treasury
    at June 30, 1995(9,586 shares at
    September 30, 1994 and June 30, 1994)   737,484        368,492        365,992
  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    (229,713 shares at September 30,
    1994 and June 30, 1994 of which
    9,800 shares were classified as
    redeemable at September 30, 1994
    and 9,000 shares at June 30, 1994)
    excluding 36,774 shares in treasury
    at June 30, 1995(16,107 shares at
    September 30, 1994 and June 30, 1994)   454,866        219,913        220,713
  Contributed Capital                       910,816        726,690        710,890
  Retained Earnings                       7,758,188      7,420,102      6,606,283
                                          ---------      ---------      ---------

    TOTAL STOCKHOLDERS' EQUITY            9,861,354      8,735,197      7,903,878
    --------------------------            ---------      ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $ 14,162,015   $ 12,500,473   $ 10,653,079
- --------------------                   ------------   ------------   ------------
- --------------------                   ------------   ------------   ------------


                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                     1995             1994
                                               ---------------   -----------------
Cash Flows from Operating Activities:
  Cash received from customers                 $  22,115,490     $  16,780,136
  Cash paid to suppliers and employees           (21,204,955)      (14,486,474)
  Interest paid                                      (68,082)           (5,305)
  Interest received                                    2,630             6,335
  Income taxes paid                               (1,198,420)         (760,480)
                                               ---------------   -----------------

     Net Cash Provided by (Used in)
         Operating Activities                       (353,337)        1,534,212


Cash Flows from Investing Activities:
  Capital expenditures                              (722,601)         (589,799)
  Decrease in cash surrender value of
    officers' life insurance                            -                5,018
  Fastening systems purchase                            -             (730,675)
                                               ---------------   -----------------

     Net Cash Used in Investing
         Activities                                 (722,601)       (1,315,456)

Cash Flows from Financing Activities:
  Change in short-term borrowing                   1,235,000          (200,000)
  Purchase of Class B Shares                         (77,752)             -
  Sale of Class A Shares under Option                  3,460             1,384
  Dividends paid                                    (209,372)         (178,682)
                                               ---------------   -----------------
Net Cash Provided by (Used in)
         Financing Activities                        951,336          (377,298)
                                               ---------------   -----------------

Net decrease in cash and
  cash equivalents                                  (124,602)         (158,542)

Cash and cash equivalents at beginning
  of year                                            401,291           512,580
                                               ---------------   -----------------

Cash and cash equivalents at end
  of third quarter                             $     276,689     $     354,038
                                               ---------------   -----------------
                                               ---------------   -----------------




See Notes to Consolidated Financial Statements.

                                       (5)

                                                           FORM 10Q




                                                       1995               1994
                                               ---------------   -----------------
Reconciliation of Net Income to Net
  Cash Provided by Operating Activities:
  Net Income                                   $   1,265,148     $     742,484

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  431,488           385,027
      Non-cash compensation charge related
         to stock options                             28,908               216
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                            1,116,155         1,781,771
        Decrease (Increase) in inventories        (2,426,564)         (348,558)
        Decrease (Increase) in prepaid
             and deferred expenses                  (184,622)          (15,295)
        Decrease (Increase) in prepaid
             rents and deposits                         -                -
        Increase (Decrease) in trade
             accounts payable                          4,494           219,540
        Increase (Decrease) in accrued
             payroll and related expenses           (296,686)         (532,332)
        Increase (Decrease) in accrued
             expenses                                (39,494)         (426,161)
        Increase (Decrease) in accrued
             income taxes                           (252,164)         (272,480)
                                               ---------------   -----------------

          Total Adjustments                       (1,618,485)          791,728
                                               ---------------   -----------------

          Net Cash Provided by (Used in)
            Operating Activities               $    (353,337)    $   1,534,212
                                               ---------------   -----------------
                                               ---------------   -----------------



      NON-CASH FINANCING ACTIVITY:
      ----------------------------
        Dividends declared                     $    119,235      $     -
                                               --------------   ------------------
                                               --------------   ------------------

                                       (6)

                                                            FORM 10Q


                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  JUNE 30, 1995

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market and consist of the following:


                           June 30,      Sept. 30,       June 30,
                            1995           1994             1994
                         -----------    -----------    ------------
     Components          $ 1,804,452    $ 1,347,496    $ 1,280,641
     Work-in-Process       2,912,014      1,617,218      1,815,622
     Finished Product      1,554,500        879,688        893,479
                         -----------    -----------    ------------

                         $ 6,270,966    $ 3,844,402    $ 3,989,742
                         -----------    -----------    -----------
                         -----------    -----------    -----------


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

                                                            FORM 10Q

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

     Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Stock Option Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. On February 23, 1995 the Board of Directors adopted the 1995 Outside Directors Stock Option Plan (the "Directors Plan"), subject to approval by the Company's shareholders. The Director's Plan provides for the automatic grant of options to purchase shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 40,300 Class A shares were outstanding and exercisable under the Employees Plan at June 30, 1995 (33,600 shares at September 30, 1994 and 38,600 shares at June 30, 1994) at prices ranging from $2.925 to $11.75. Options for 7,200 shares and 7,800 shares were granted under the Employee Plans during the three month period ended December 31, 1994 and December 31, 1993 respectively at a price of $8.31 and $6.92 per share respectively. Options for 4,000 shares under the Employee Plans were granted during the three month period ended March 31, 1994 at a price of $11.75 per share. Options for 12,000 shares at an exercise price of $16.125 were granted under the Director's Plan during the three month period ended March 31, 1995 subject to shareholders approval. During the second quarter period ended March 31, 1995, options for 500 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $540. During the third quarter period ended June 30, 1994, options for 200 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $216. No other options were exercised during the three or nine month periods ended June 30, 1995 and 1994.

     Unissued shares of Class A common stock (495,166 shares) are reserved for the share-for-share conversion rights of the Class B common stock and the Company's stock options outstanding.

     The Company declared a $.10 per share special dividend on its Class A and Class B common shares on June 2, 1995 payable July 10, 1995 to shareholdersof record June 19, 1995. A special dividend of $.175 per share was declared

                                       (8)

                                                            FORM 10Q
     by the Company on its Class A and Class B common shares on December 7, 1994 payable January 25, 1995 to shareholders of record January 3, 1995. A special dividend of $.15 per share on Class A and Class B common shares, payable January 25, 1994 to shareholders of record January 3, 1994, was declared on December 14, 1993.

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

                                                            FORM 10Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Operating Results, Third Quarter April 1, 1995 through June 30, 1995
            Fiscal 1995 Compared to Third Quarter Results Fiscal 1994
      --------------------------------------------------------------------

Sales for the quarter ended June 30, 1995 were $6,958,126 versus $5,233,411 for the quarter ended June 30, 1994. The 33.0% current quarter increase in sales is primarily the result of the addition of the fastening systems product class acquired in February, 1994 which contributed 29.7% of total sales in the current quarter. Sales in the Company's other product classes also improved compared to the third quarter of fiscal 1994 due to increased shipments.

Cost of goods sold in the third quarter of fiscal 1995 was $4,351,401 or 62.5% of the sales dollar as compared to $3,439,336 or 65.7% of the sales dollar in the third quarter of 1994. This change in the cost of goods sold percentage was due primarily to the addition of the fastening systems line and a change in product mix.

Product development expenses were $828,443 in the third quarter of fiscal 1995 or 11.9% of the sales dollar as compared to $450,471 or 8.6% of the sales dollar in the third quarter of 1994. The absolute dollar increase in the third quarter of 1995 is due primarily to an increase in development costs for new products and costs incurred to enhance the Company's existing products, both of which are expensed when incurred.

Operating expenses were $1,114,728, 16.0% of the sales dollar versus $808,478 or 15.4% of the sales dollar for the same period a year ago. The absolute dollar increase in the third quarter of 1995 is due to increased marketing expenses necessary to support higher sales volume and to an increase in profit sharing expense.

Interest expense was $51,917 in the third quarter of fiscal 1995, which compares with $2,651 in the third quarter of fiscal 1994. This was due to increased borrowing in the current quarter.

Other income includes $20,619 of rental income from a sub-lease of excess space during the current year and prior year third quarter.

Net income of $391,021 or 5.6% of the sales dollar was earned in the third quarter of fiscal 1995 which compares with $331,716 or 6.3% of the sales dollar in 1994. This increase was due primarily to an increase in shipments in the current quarter.

Unshipped customer orders as of June 30, 1995 were $9,053,000 versus $7,019,000 at June 30, 1994. The increase is due primarily to an increase in both fastening systems customer orders and orders for automotive test equipment.

                                      (10)

                                                            FORM 10Q


               Operating Results, Nine Months Ended June 30, 1995
                   Compared to Nine Months Ended June 30, 1994
          ------------------------------------------------------------


Sales for the nine months ended June 30, 1995 were $20,999,335 versus $14,998,365 at June 30, 1994. The 40.0% increase is due primarily to increased shipments in fastening systems related products and services. Sales in other product classes were flat compared to sales for the same period in 1994.

Cost of goods sold was $13,831,290 or 65.9% of the sales dollar as compared to $9,981,587 or 66.6% of the sales dollar for the nine months ended June 30, 1994. This change in the cost of goods sold percentage was due to a change in product mix.

Product development expenses were $2,234,531 or 10.6% of the sales dollar for the nine months ended June 30, 1995 compared to $1,546,161 or 10.3% of the sales dollar for the nine months ended June 30, 1994. Costs associated with the planned introduction of new products and costs incurred to enhance the Company's existing products are the primary reasons for the absolute dollar increase during the current fiscal year.

Operating expenses were $2,872,428 or 13.6% of the sales dollar for the nine months ended June 30, 1995 compared to $2,303,678 or 15.4% of the sales dollar for the nine months ended June 30, 1994. This dollar increase is due primarily to increased marketing and administrative expenditures associated with the addition of the fastening systems product line. The percentage change is the result of increased shipments in the current year which covered more of the Company's fixed expenses necessary to support this period's higher sales volume.

Interest expense was $80,939 for the nine months ended June 30, 1995, and $8,706 for the same period in 1994. This was due to increased borrowing in the current period.

Other income includes $61,856 of rental income from a sub-lease of excess space during the first nine months of fiscal 1995. In the first nine months of fiscal 1994, other income includes $68,729 of rental income from this lease.

Net income of $1,265,148 or 6.0% of the sales dollar for the nine months ended June 30, 1995 compares with net income of $742,484 or 5.0% of the sales dollar for the nine months ended June 30, 1994. This increase is due primarily to the increase in sales volume in the current nine months.







                                      (11)

                                                            FORM 10Q


                         Liquidity and Capital Resources
                         -------------------------------


Total current assets were $11,785,917, $10,415,488 and $8,522,152 at June 30,
1995, September 30, 1994 and June 30, 1994, respectively. The increase from June to June is primarily due to an increase in inventory necessary to support anticipated higher sales during the last quarter of fiscal 1995 and an increase in accounts receivable due to an increase in sales during the current quarter versus a year ago. These increases were financed by earnings retention and by an increase in short-term financing and higher payables. As a result, there was an increase in current liabilities from $2,514,201 at June 30, 1994 to $3,424,276 at September 30, 1994. At June 30, 1995 current liabilities amounted to $4,194,661.

Working capital as of June 30, 1995 amounted to $7,591,256. This compares to $6,007,951 a year earlier. Current assets were 2.8 times current liabilities and total cash and receivables were 1.2 times current liabilities. These ratios compare to 3.4 and 1.8, respectively, at the nine months ended June 30, 1994.

Shareholders' equity during the nine months ended June 30, 1995 increased by $1,126,157 ($.94 per share) resulting from $1,265,148 of net income, $28,368 stock options granted, $4,000 sale of common stock, $235,000 from the reclassification of redeemable common stock, less $209,372 payment of special dividend, $119,235 special dividend declared and $77,752 purchase of Class B shares.

In January, 1995, the Company amended its credit agreement with its financial lender. The agreement provides a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate and is unsecured.

Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated operations and to finance approved capital expenditures.

















                                      (12)

                                                            FORM 10Q


PART II.  OTHER INFORMATION

ITEMS 1 through 5:  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibit is included herein: (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date      8-2-95                        HICKOK INCORPORATED
     ----------------                   -------------------
                                           (Registrant)


                                  /s/ E. T. Nowakowski
                                 -----------------------------------------
                                 E. T. Nowakowski, Chief Financial Officer




















                                      (13)