Form 10-K405
period 1995-09-30
HICKOK INC
filed 1995-12-22
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 September 30, 1995
                          --------------------------------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from    Not Applicable    to     Not Applicable
                               --------------------    ---------------------

Commission file number                        0-147
                       -----------------------------------------------------

                                 HICKOK INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                      34-0288470
-------------------------------              ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

10514 Dupont Avenue, Cleveland, Ohio                       44108
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (216) 541-8060
                                                     -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Shares, $1.00 par value
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

          As of December 14, 1995, the Registrant had 737,984 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 643,882 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of
December 14, 1995, based on the mean ($17.25 per share) between the bid and asked prices in the over-the-counter market (most recent bid and asked prices being as of December 14, 1995), the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $12,730,224. There is no trading market in the shares of Class B Common Stock.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                      Documents Incorporated by Reference:

                                        Document Incorporated by
     Part of Form 10-K                         Reference
     -----------------                  -------------------------
       Part III (Items 10,              Portions of the Registrant's Definitive
       11, 12 and 13)                   Proxy Statement to be used in connection
                                        with its Annual Meeting of Shareholders to be held on February 21, 1996.

          Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 1995.

                                     PART I
ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

          Hickok Incorporated was organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its subsidiary. Previously inactive subsidiaries were dissolved during fiscal 1993.

          In February 1995 the shareholders approved a change in the Company's name to Hickok Incorporated from The Hickok Electrical Instrument Company, which was not representative of the Company's current products and markets and may have conveyed an inaccurate image of the Company to customers, prospects and investors. For those reasons the name change was made.

          The Company is primarily involved in providing products and services to original equipment manufacturers within the transportation industry. The major market served is automotive. Other markets with which the Company is involved include aircraft, locomotive and marine markets.

          Regarding the products the Company supplies to the transportation industry, the Company for many years has developed and produced precision indicating instruments for aircraft, locomotive and general industrial applications. In recent years the Company has adapted this expertise to become a leader in the development of electronic diagnostic equipment for the automotive market. Production of diagnostic test equipment is now one of the Company's largest product classes.

          In fiscal 1994 the Company added a new product for the automotive market as part of a strategic program to expand both its customer base and its product line using its existing expertise. In February, 1994 the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The new business provides computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. General Motors is the major customer for fastening systems products. The fastening systems business was fully integrated into Hickok's operations by June, 1994. This product has become a major part of the Company's total business.

          In addition to its products, the Company also provides various services to the transportation industry generally and to the automotive market in particular. These services have become a very important component of the Company's business and were developed because of the Company's close working relationship with Ford Motor Company in the development of diagnostic tools to service engines and other electronic systems in Ford automobiles. The Company develops software for its own diagnostic tools used by Ford and assists in supporting the overall Ford diagnostic system. This support is primarily in the areas of software specifications and technical writing for the engine, body chassis and electrical systems. In addition, the Company supports the development of data bases used to track information generated from Ford's diagnostic system. Finally, the Company provides telephone hotline information to assist technicians who diagnose Ford vehicles in the dealership.

          The Company also provides technical training to automotive technicians and engineers relating to the use of diagnostic equipment on automobiles and to the various components themselves. This training is provided both in the Company's classroom facility and at customer sites and was implemented largely as a result of the Company's involvement with Ford Motor Company.

          Finally, in the service area, the Company is using its in-house expertise to provide publishing services to its automotive customers. Documents such as training manuals, sales and product brochures and other items are designed and produced. This service was first offered three years ago and its growth has been modest to date.

          The Company's operations are currently concentrated in the United States. Sales are primarily to domestic customers although the Company also makes sales to international customers on a world-wide basis. Because its international presence is growing, the Company has established international representation in the sales and service area in fiscal 1995.

DESCRIPTION OF BUSINESS

     PRODUCTS

          The Company operates in one major industry segment: instrumentation and controls products for the transportation industry.

          The Company designs, manufactures and markets instruments used to diagnose problems and to support the servicing of automotive electronic systems. These products are sold primarily to original equipment manufacturers but also to the aftermarket using jobbers and wholesalers. The Company has increased its marketing efforts in order to expand the aftermarket business. Currently the aftermarket accounts for less than 5% of automotive diagnostic tool sales.

          As a result of the acquisition of the fastening systems business in February, 1994, the Company designs and manufactures instrumentation used to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality threading applications. The equipment is sold to original equipment manufacturers in the automotive market.

          The Company develops software and designs systems that are used to develop diagnostic strategies involving automotive electronic systems. The Company also provides automotive service and engineering technicians with training in servicing electronic systems. Leased facilities in Lincoln Park, Michigan are the headquarters for the training activities. Publishing services provided to automotive customers are also performed in Lincoln Park.

          In addition, the Company specializes in the development, manufacture and marketing of precision indicating instruments used in aircraft, locomotives and other original equipment applications. Within the aircraft market, the Company sells its instruments primarily to manufacturers of business and pleasure aircraft.

          Revenue by class of product/service is shown in the table below.


                                          1995           1994           1993
                                          ----           ----           ----

Automotive Diagnostic Instruments    $ 10,476,000   $ 10,789,000  $ 11,024,000
Automotive Diagnostic Service/
       Training                         5,749,000      6,337,000     7,690,000
Fastening Systems                      10,968,000      2,652,000             -
Other product classes                   2,191,000      2,493,000     2,162,000
                                     ------------   ------------  ------------
                                     $ 29,384,000   $ 22,491,000  $ 20,876,000


     New Products/Services

           A major new development in fiscal 1995 was the growth of the fastening systems product which was added by way of acquisition in mid-fiscal 1994. The acquisition was a strategic move to diversify both the customer base and the product line using existing engineering and manufacturing expertise. Fastening systems accounted for $10,968,000 in revenue in fiscal 1995 due to the sale of several large networked systems to General Motors Corporation. However, a larger portion of the market for fastening controls is based on the use of independent single tool controls. Hickok began developing a new line of controls for this market in fiscal 1995 and expects to introduce its single tool control product called ProSpec 1000 in mid-fiscal 1996.

          There were several new market and product developments in fiscal 1995 within the diagnostic instrument area. The New Generation STAR tool (NGS) was introduced for the first time to Ford dealers in Australia, South America and South Africa. In fiscal 1996 the NGS unit is expected to be introduced to several countries in Europe, Asia and the Far East. A new product, the End-of-Line (EOL) unit was installed at a Ford and Mazda assembly plant in Mexico and Michigan respectively. The EOL unit performs the final test of an automobile's various electronic systems as the vehicle exits the assembly line. A similar unit is being developed for at least one other vehicle manufacturer. Another new product under development is an electrical vehicle controller to be used by an OEM currently involved in building several thousand electric vehicles for fleet use. These controllers are expected to be available in fiscal 1996. Finally, a secondary ignition analyzer for large, non-automotive internal combustion engine users was introduced in late fiscal 1995. Orders for the Watchdog 2000 Secondary Ignition Monitor are expected in fiscal 1996. A smaller, portable version will be developed in fiscal 1996 for use as a periodic maintenance tool for similar though smaller engines.

          Development of the analog/digital indicator for the aircraft market continued in fiscal 1995 and orders for the product are expected in early fiscal 1996. Acceptance of this product in the industry should allow for significant market expansion of the indicator product class. Another new indicator under development is the solid state indicator which uses an electronic liquid crystal device to display data. The product's long life and light weight make it attractive. This product should be available in about a year.

          New product developments in fiscal 1994 included the addition to the NGS unit of communication capability with the electronic systems contained in General Motors vehicles. In addition, direct GM capability was added to the Transmission Tester. This was done to enhance these products in the aftermarket. Other product enhancements include developing anti-lock brake and traction control cables to allow for diagnosis of those systems and adding printer capability to the Fuel Injection Regular System Tester (FIRST). Preliminary development continued on diagnostic tools for use on electric vehicles and initial development began on secondary ignition analyzer for large non-automotive, internal combustion engine users.

          New product development efforts during fiscal 1993 included establishment of the Advanced Training Group whose focus is on training of engineering personnel on Ford Electronic Engine Controls (EEC) Systems and on Ford's Service Bay Diagnostic System. The Advanced Training Group operates out of a leased 20,000 sq. ft. facility in Lincoln Park, Michigan. In May 1993 Hickok Creative Services was established, offering a technical publications capability to automotive customers. It had no revenue in fiscal 1993. Continuing development on the Company's New Generation STAR (NGS) resulted in the issuance of two additional software upgrades for Ford vehicles and several cable adapters. In addition, as part of the original plans for NGS, all units were updated by installation of circuitry enabling the unit to communicate with the newly mandated On-Board Diagnostics (OBD) II communications link to all manufacturers' engine control computers. A tester for automatic diagnosis of both distributor and distributorless ignition systems, which was partially developed in fiscal 1992, was completed in fiscal 1993 and sold to Ford dealerships.

     SOURCES AND AVAILABILITY OF RAW MATERIALS

          Raw materials essential to the business are acquired primarily from a large number of U. S. manufacturers within the electronic components industry. Materials include transistors, integrated circuits, resistors, capacitors, switches, potentiometers and fabricated metal or plastic parts. In general, the required materials are available, if ordered with sufficient lead times, from multiple sources at current prices.

     IMPORTANCE OF PATENTS, LICENSES, FRANCHISES, TRADEMARKS AND CONCESSIONS

          The Company presently owns certain patents and patent applications which relate to certain of its products. It does not consider that any one patent or group of patents is material to the conduct of its business as a whole and believes that its position in the industry is dependent upon its present level of engineering skill, research, production techniques and service rather than upon its ownership of patents. The Company does not have any material licenses, trademarks, franchises or concessions.

     SEASONALITY

          The Company does not believe there is any significant seasonality to its business, except to the extent that shipments of certain products are dependent upon customer release dates. The Company's operating results often fluctuate widely from quarter to quarter. The primary reason for such quarterly fluctuations is the effect of the Company's automotive diagnostic test equipment business, since orders for such equipment frequently are relatively large and subject to customer release. In recent years, the fourth quarter of each fiscal year has accounted for a large portion of the Company's net sales. However, the Company does not believe that the importance of the fourth quarter is due to seasonal factors, but instead to the timing of customer release of orders.

     PRACTICES RELATIVE TO WORKING CAPITAL ITEMS

          The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

     DEPENDENCE UPON SINGLE OR FEW CUSTOMERS

          During the fiscal year ended September 30, 1995, sales to Ford and General Motors Corporation accounted for approximately 50% and 37% respectively of the consolidated sales of the Company. This compares with 64% and 12% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

     BACKLOG

          At September 30, 1995, the unshipped customer order backlog totaled $4,337,000 in contrast to $9,385,000 at September 30, 1994 and $4,271,000 at
September 30, 1993. The decrease in fiscal 1995 relative to fiscal 1994 is largely due to orders for fastening systems products. This business was acquired in mid-fiscal 1994 and an extraordinarily large order for $5.5 million was booked late in the year. At the end of fiscal 1995 backlog for fastening products was $1.1 million, a more typical backlog level for this product class.

     GOVERNMENT CONTRACT RENEGOTIATION

          No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     COMPETITIVE CONDITIONS

          The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the companies with which the Company competes have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as SPX Corporation, Hewlett-Packard and Vetronix which dominate the total available market in terms of total sales. With regard to fastening systems products, competition comes from both companies that make the equipment to control fastening tools and from the tool makers themselves. Specific names include Beta Tech, Atlas Copco, and Stanley. Hickok is a major supplier in the high end market consisting of multi-spindle fastening system control systems. The instrumentation industry is composed primarily of companies which specialize in the production of particular items as opposed to a full line of instruments. The Company believes that its competitive position in this field should be gauged in the area of smaller specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

     RESEARCH AND DEVELOPMENT ACTIVITIES

          The Company expensed when incurred product research and development
costs of $3,550,450 in 1995, $2,145,073 in 1994 and $2,018,892 in 1993.    These
expenditures included engineering product support, support for development of diagnostic system manuals and research and development for fastening systems products.

     COMPLIANCE WITH ENVIRONMENTAL PROVISIONS

          The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

     NUMBER OF PERSONS EMPLOYED

          Total employment by the Company at September 30, 1995 was 354 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION CONCERNING FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

          During the fiscal year ended September 30, 1995, all manufacturing, research and development and administrative operations were conducted in the United States. Revenues derived from export sales approximated $887,000 in

1995, $538,000 in 1994, and $586,000 in 1993. Shipments to Canada make up the majority of export sales.

ITEM 2.  PROPERTIES

          During fiscal 1995, the Company had facilities in the United States as shown below:

                                                          Owned or
Location         Feet       Description                    Leased
--------        ------      -----------                   --------

Cleveland,      37,000   Two-story brick construction;    Owned
Ohio                     used for corporate administra-
                         tive headquarters, marketing
                         and product development with
                         limited manufacturing.

Greenwood,      63,000   One-story modern concrete        Leased, with
Mississippi              block construction; used         annual renewal
                         for manufacturing instru-        options extending
                         ments, test equipment, and       through 2061.
                         fastening systems products.

Lincoln Park,   20,000   One-story modern concrete        Leased, with a
Michigan                 block construction. used         renewal option
                         for training and publishing.     extending through
                                                          1999.

          Management believes that the Mississippi and Michigan facilities are adequate to provide for current and anticipated business. In fiscal 1996 the Company plans for modest expansion of the Cleveland facility to improve operating efficiencies. This expansion was anticipated to occur in fiscal 1995 but zoning changes delayed the project for almost a year.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT*

          The following is a list of the executive officers of the Company as of September 30, 1995. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Bauman was elected Chairman by the Board of Directors in July 1993. He has been President since 1991. For at least five years prior to 1991 he held the office of Vice President. Mr. Nowakowski was elected Vice President, Finance and Chief Financial Officer by the Board of Directors in December, 1993. He joined the Company in July, 1993 and, for at least five years prior to 1993, was a Vice President with Huntington National Bank in Cleveland, Ohio.

          Office                 Officer                    Age
          ------                 -------                    ---

Chairman, President and     Robert L. Bauman                 55
Chief Executive Officer

Vice President, Finance     Eugene T. Nowakowski             52
and Chief Financial
Officer

          * The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          a)  MARKET INFORMATION

          The Registrant's Class A Common Shares are traded in the over-the-counter market (NASDAQ Symbol: HICKA). There is no market for the Registrant's Class B Common Shares. The following table sets forth the range of high and low bid prices for the Registrant's Class A Common Shares for the periods indicated, which prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions:


                           BID PRICES FOR THE YEARS ENDED:


                    September 30, 1995       September 30,1994
                    ------------------       -----------------
                    High           Low       High          Low
                    ----           ---       ----          ---

First Quarter        17            11 1/4     9 1/2          8
Second Quarter       17            13 1/2    12 3/4          9
Third Quarter        20 1/2        17        12 1/2         10 3/4
Fourth Quarter       22            18        12 1/2         10


          Source of quotations:  NASDAQ.
          Data adjusted for a 2 for 1 stock split in April, 1995.

          b)  HOLDERS

          As of December 14, 1995, there were approximately 630 holders of record of the Company's outstanding Class A Common Shares and approximately 5 holders of record of the Company's outstanding Class B Common Shares.

          c)  DIVIDENDS

          On July 10, 1995 the Company paid a special dividend of $.10 per share to the holders of its Class A and Class B Common Shares. On January 25, 1995 the Company paid a special dividend of $.175 per share to the holders of its Class A and Class B Common Shares. On January 25, 1994 the Company paid a special dividend of $.15 per share to the holders of its Class

A and Class B Common Shares. On December 6, 1995, the Company declared a special dividend of $.10 per share payable on January 25, 1996 to the holders of record of its Class A and Class B Common Shares on January 3, 1996. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank loan agreement. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared.

ITEM 6.  SELECTED FINANCIAL DATA


                                     For the years ended September 30
                                     --------------------------------
                                1995      1994      1993      1992      1991
                                ----      ----      ----      ----      ----
                            (In Thousands of Dollars, except per share amounts)

     Net Sales                 $29,384   $22,491   $20,876   $18,406   $11,706
                               -------   -------   -------   -------   -------
                               -------   -------   -------   -------   -------

     Net Income                $ 1,794   $ 1,556   $ 1,524   $ 1,241   $   578
                               -------   -------   -------   -------   -------
                               -------   -------   -------   -------   -------

     Working Capital           $ 8,120   $ 6,991   $ 6,062   $ 5,181   $ 4,198
                               -------   -------   -------   -------   -------
                               -------   -------   -------   -------   -------

     Total Assets              $16,629   $12,500   $11,149   $10,341   $ 7,733
                               -------   -------   -------   -------   -------
                               -------   -------   -------   -------   -------

     Long-term Debt                  -         -         -         -         -
                               -------   -------   -------   -------   -------
                               -------   -------   -------   -------   -------

     Total Stockholders'
         Equity                $10,394   $ 8,735   $ 7,338   $ 6,552   $ 5,366
                               -------   -------   -------   -------   -------
                               -------   -------   -------   -------   -------

     Net Income Per Share      $  1.50   $  1.31   $  1.27   $  1.02   $   .48
                               -------   -------   -------   -------   -------
                               -------   -------   -------   -------   -------

     Dividends Declared
          Per Share:
          Class A              $  .275   $   .15   $  .125   $  .075   $  .075

          Class B              $  .275   $   .15   $  .125   $     - $       -

     Stockholders' Equity
          Per Share:           $  8.71   $  7.43   $  6.32   $  5.38   $  4.40

     Return on Assets             12.3%     13.2%     14.2%     13.7%      8.0%

     Return on Equity             18.8%     19.4%     21.9%     20.8%     11.3%

     Closing Stock Price (ask) $ 23.00   $ 12.75   $  9.50   $  8.75   $  5.00


  Note:  Share data adjusted for a 2 for 1 stock split in April 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INTRODUCTION

          For many years Hickok has had a long established reputation as a leader in the development and manufacture of high technology precision indicating instruments for aircraft, locomotive and general industrial applications. For example, aircraft cockpit instruments represent important products for the Company. Over the years, Hickok has also been recognized as an authority in the design and implementation of electronics circuitry. In addition, the Company has considerable experience in technical training and vocational education, developing training courses and manuals for instruction of technical skills.

          In recent years these areas of expertise have combined to make the Company one of the leaders in automotive electronics diagnostic technology. Hickok designs and manufactures diagnostic tools which enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles. Hickok develops instructional programs and trains automotive technicians and engineers in the use of electronic diagnostic tools and systems. The Company now has three operating units based in the Detroit, Michigan area. One unit, housed in a Ford Motor Company facility in Allen Park, develops diagnostic strategies and provides other services for Ford. The other two groups are housed in Lincoln Park in a facility leased by Hickok and provide training and technical publication services.

          In February, 1994 the Company added a new product for the automotive market by acquiring the fastening systems business from Allen-Bradley Company, Inc. This was part of a strategic program to expand both the Company's customer base and its product line using existing expertise. The new business provides computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. The fastening systems business was fully integrated into Hickok's operations by June, 1994 and made a positive contribution to the Company's operations in the last two fiscal years. This product class has become a major part of the Company's total business.

          The timing of order releases in the Company's automotive diagnostic test equipment business often creates wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. The same situation applies to the Company's newly acquired fastening systems products. Orders for such equipment frequently are relatively large and subject to customer release. The result can be substantial variations in quarterly sales and earnings. For example, fiscal 1995 fourth quarter net income of $529,082, or $.44 per share, represented 29.5% of the year's total net income. More dramatic results occurred in fiscal 1994 when fourth quarter net income of $813,819, or $.68 per share, represented 52.3% of the year's total net income. The Company's contracts are subject to customer release, and although historically the fourth quarter has accounted for a larger portion of sales and net income, there can be no assurance that the Company's customers will continue to authorize release of contracts during the fourth quarter of future fiscal years. The Company is not aware of any seasonal factors which lead to its customers' release of orders.

          Short-term earnings also can be affected by increases in expenditures for product development, which has become increasingly significant in the Company's operations.

          The Company's order backlog as of September 30, 1995 totaled $4,337,000 as compared to $9,385,000 as of September 30, 1994 and $4,271,000 as
of September 30, 1993. The decrease in fiscal 1995 relative to fiscal 1994 is largely due to orders for fastening systems products. This business was acquired in mid-fiscal 1994 and an extraordinarily large order for $5.5 million was booked late in the year. At the end of fiscal 1995 backlog for fastening products was $1.1 million which is a more typical backlog level for this product class.

     RESULTS OF OPERATIONS

          Sales for the fiscal year ended September 30, 1995 rose to $29,384,191, an increase of approximately 31% from fiscal 1994 sales. This increase in sales is almost totally volume-driven and is attributable to significantly higher sales of fastening systems products. Sales of fastening systems products increased $8,316,000 which more than offset both a 5% volume decrease in product sales other than fastening product and an 11% decrease in service sales, almost all of which was volume related.

          Sales for the fiscal year ended September 30, 1994 of $22,491,278 were up approximately 8% from fiscal 1993 sales. The increase between fiscal 1994 and fiscal 1993 was primarily due to the addition of the fastening systems business which offset modest volume decreases in automotive diagnostic equipment and price-related decreases in service sales.

          The high level of fastening systems sales realized in fiscal 1995 will not continue in fiscal 1996 due to lower backlog at the end of fiscal 1995.
Even though sales of automotive diagnostic equipment have experienced a slight decline the past three years, continuing development of existing and new products and the opening of new international markets provide opportunities for reversing that trend in fiscal 1996. For example, sales of approximately 4,000 NGS units to Mazda dealers outside of North America, previously expected to occur in late fiscal 1995, are now planned for early in fiscal 1996. In addition, approximately 1,000 NGS units are expected to be sold in fiscal 1996 to Ford dealers throughout the world, exclusive of Europe. Initial sales occurred in fiscal 1995 to Ford dealers in South America, Australia and South Africa. The sales decrease of precision indicating instruments, both aircraft and locomotive, experienced in fiscal 1995 is expected to reverse itself in fiscal 1996 due to stabilizing existing volume, introduction of new products and selective price increases.

          Cost of products sold during fiscal 1995 amounted to $13,975,800 or 60.0% of net product sales. For fiscal 1994 the cost of products sold amounted to $9,050,256 or approximately 58.0% of net product sales and for fiscal 1993 the cost of products sold amounted to $7,400,468 or approximately 57.6% of net product sales. The increase in cost of products sold as a percentage of net product sales between fiscal 1995 and fiscal 1994 was due to higher costs of fastening product sales relative to other product sales. The slight increase in the percentage of cost of products sold relative to product sales between fiscal 1994 and fiscal 1993 was due to product mix.

          Cost of services sold during fiscal 1995 amounted to $4,909,962 or 80.6% of net service sales. In fiscal 1994 the figure was $5,148,767 or 74.8% and in fiscal 1993 the figure was $5,503,973 or 68.6%. The increase in cost of services sold as a percentage of net service sales between fiscal 1995 and fiscal 1994 was caused primarily by the inability to reduce costs of services sold to the same extent as service sales volume decreased. The increase in cost of services sold as a percentage of net service sales between fiscal 1994 and fiscal 1993 resulted primarily from a significant amount of large quantity contracts involving significant price competition.

          The percentage of cost of both products sold and services sold relative to net sales in fiscal 1996 is expected to stabilize at the figures experienced in fiscal 1995 based on cost control measures already implemented and on projected product mix.

          Fiscal 1995 net income amounted to $1,794,230, or $1.50 per share, an increase of $237,927, or 15.3% from fiscal 1994 net income of $1,556,303, or $1.31 per share. The increase in net income was due primarily to an increase in sales and, to a lesser extent, to a reduction in the effective tax rate compared to the prior year. Fiscal 1994 net income increased by $32,017 or 2.1% over fiscal 1993 net income of $1,524,286, or $1.27 per share, due to an increase in sales and cost control measures.

          During fiscal 1995 new product development expenditures amounted to $3,550,450 which represented a 66% increase over fiscal 1994 expenditures of $2,145,073. Approximately 60% of the increase was attributable to engineering and development of existing fastening systems products. The balance was spent on final development of the secondary ignition analyzer, ongoing development of existing automotive products and development of next generation technologies relative to automotive product. It is anticipated that the amount spent on product development in fiscal 1995 will remain at that level in fiscal 1996. Product development expenditures in fiscal 1994 of $2,145,073 were slightly higher than the $2,018,892 spent in fiscal 1993 due to the addition of the fastening systems business.

          Marketing and administrative expense amounted to $4,189,263, or approximately 14.3% of net sales in fiscal 1995; $3,656,136, or approximately 16.3% of net sales in fiscal 1994; $3,510,279, or approximately 16.8% of net sales in fiscal 1993. Expenditures in fiscal 1995 represented a 14.6% increase from fiscal 1994, as compared with a 4.2% increase in fiscal 1994 over the prior fiscal year. The absolute increase in the amount of marketing and administrative expenses between 1995 and 1994 was entirely related to the higher sales in the fastening systems product class. The absolute increase between fiscal 1994 and 1993 was due to the addition of the fastening systems business in the second quarter of fiscal 1994.

          In fiscal 1995 income taxes were $976,000 and represented an effective tax rate of 35.2%. Fiscal 1994 income taxes were $1,018,000 and represented an effective tax rate of 39.5%. The decrease in the effective tax rate in fiscal 1995 was caused by research and development tax credits related to higher new product development expenditures during the year. In fiscal 1993 income taxes were $910,000 and represented an effective tax rate of 37.4%. The increase in the effective tax rate in fiscal 1994 related to differences in the recognition of revenue and expense for tax and financial reporting purposes. It is anticipated that the effective tax rate in fiscal

1996 will be about two percentage points higher than fiscal 1995 due to lower available research and development tax credits.

          Interest charges were $134,713 in fiscal 1995, compared with $26,116 in fiscal 1994 and $65,494 in fiscal 1993. The increase in interest charges in fiscal 1995 compared to fiscal 1994 was caused primarily by higher borrowing by the Company under its revolving line of credit to finance increased working capital levels resulting from a 31% increase in sales. The decrease in interest charges in fiscal 1994 compared to fiscal 1993 resulted primarily from decreased borrowing by the Company under its revolving line of credit to finance working capital levels.

          Fiscal 1995 and 1994 results include other income of $146,227 and $109,373 respectively coming primarily from rental income of excess space at the Company's Lincoln Park, Michigan location. Fiscal 1995 other income also includes approximately $60,000 of purchased discounts. Fiscal 1993 results include a gain of $57,390 resulting from proceeds from insurance policies held on the life of Robert L. Purcell, the former Chairman.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's business requires relatively large inventories of both work-in-process and finished goods in order to met anticipated delivery schedules. At the end of fiscal 1995 inventory was up $3,076,790 over the prior year in anticipation of significant orders for automotive product in the first quarter of fiscal 1996. This increase had a temporary negative impact on liquidity relative to the prior year since additional short-term borrowing was required to finance 75% of the increase. The Company believes the impact on liquidity is temporary; however, even though liquidity declined compared with last year it remains strong. Furthermore, the Company believes that internal funds and a $5,000,000 revolving line of credit provide sufficient liquidity to meet ongoing working capital requirements.

          Current assets of $14,194,925 at September 30, 1995 were 2.3 times current liabilities and the total of cash and receivables was 1.1 times current liabilities. These ratios compare to 3.0 and 1.9 respectively at the end of fiscal 1994. Total current assets increased $3,779,437 from the previous year-end primarily as a result of the above-mentioned $3,076,790 increase in inventory. Total current liabilities increased $2,651,060 from the previous year due primarily to an increase in short-term financing which was used to finance the inventory increase.

          Working capital at September 30, 1995 was $8,119,589 as compared to $6,991,212 a year earlier. The increase between the two years was due to retention of earnings and the proceeds were used to finance the increase in inventory.

          Internally generated funds in fiscal 1995 were a negative $646,322 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $943,605. The primary reason for the negative cash flow from operations was a $3,076,790 increase in inventory. The shortfall was made up by a $2,280,000 increase in short-term borrowing. The Company does not anticipate the need to increase inventory in fiscal 1996 to the same extent as occurred in fiscal 1995 and therefore expects internally generated funds in fiscal 1996 to be adequate to fund approximately $1,100,000 of capital expenditures in fiscal 1996. Included in the $1,100,000 is approximately $450,000 to be spent on the expansion of the Company's Cleveland, Ohio administrative headquarters to accommodate further growth. The balance will be spent to upgrade engineering and laboratory equipment. In fiscal 1994 and fiscal 1993 internally generated funds paid for capital expenditures.

          In January, 1995 the Company amended an existing credit agreement with its financial lender. The agreement continues to provide for interest at the prime commercial rate and is unsecured. This agreement was amended to provide for a revolving credit facility of $5,000,000. At September 30, 1995, the Company had an outstanding balance of $3,510,000 under this loan facility. The revolving credit facility is subject to annual review by the Company's financial lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount may be obtained on acceptable terms.

          In August, 1988 the Company entered into a Section 303 Stock Redemption Agreement (the "Stock Redemption Agreement") with Robert D. Hickok. The Stock Redemption Agreement provided that, upon Mr. Hickok's death, his estate will have the right to require the Company to purchase from the estate Class A shares and Class B shares having a value equal to the estate, inheritance, legacy and succession taxes (including any interest collected as part of such taxes) imposed because of the death of Mr. Hickok, plus the amount of funeral and administrative expenses allowable as deductions to the estate of Mr. Hickok under Section 2053 of the Internal Revenue Code. The Stock Redemption Agreement provided that the per share price payable by the company for the shares purchased from Mr. Hickok's estate will be the then market value of such shares. The Estate of Robert D. Hickok sold to the Company 16,107 Class B shares on January 11, 1993 and 4,560 Class B shares on March 31, 1995. No future redemption requests are anticipated from the Estate.

     IMPACT OF INFLATION

          In recent years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy prohibiting the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following pages contain the Financial Statements
           and Supplementary Data as specified for Item 8 of
                 Part II of Annual Report on Form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                    PART III


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

(a) (1)  FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                 Page
                                                                 ----

     Report of Independent Auditors                              F-1
     Consolidated Balance Sheet - As of
          September 30, 1995 and 1994                            F-2
     Consolidated Statement of Income - Years
          Ended September 30, 1995, 1994 and 1993                F-4
     Consolidated Statement of Stockholders'
          Equity - Years Ended September 30, 1995,
          1994 and 1993                                          F-5
     Consolidated Statement of Cash Flows -
          Years Ended September 30, 1995, 1994
          and 1993                                               F-7
     Notes to the Consolidated Financial Statements              F-9


(a) (2)  FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof.

                                                           Sequential Page
                                                           ---------------
Report of Independent Auditors as to Schedules                   33
Schedule VIII-Valuation and Qualifying Accounts                  34
Schedule IX-Short-term Borrowings                                35

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3)  EXHIBITS

Reference is made to the Exhibit Index set forth herein.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.



MEADEN & MOORE, INC.
CERTIFIED PUBLIC ACCOUNTANTS
NOVEMBER 17, 1995
CLEVELAND, OHIO

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                               KICKOK INCORPORATED
                                  SEPTEMBER 30

                                     ASSETS



                                                                               1995                1994
                                                                           --------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $  696,425         $   401,291
  Accounts receivable - less allowance for
    doubtful accounts of $15,000 (1995
    and 1994)                                                               6,271,195           6,041,626
  Inventories-less allowance for obsolete inventory of
    $60,200 (1995)                                                          6,921,192           3,844,402
  Prepaid and deferred expenses                                               306,113             128,169

                                                                           --------------------------------
      Total Current Assets                                                 14,194,925          10,415,488


PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                        139,192             139,192
  Buildings                                                                 1,456,390           1,092,595
  Machinery and equipment                                                   3,138,077           2,829,416
                                                                           --------------------------------
                                                                            4,733,659           4,061,203
    Less accumulated depreciation                                           2,473,556           2,161,662
                                                                           --------------------------------
                                                                            2,260,103           1,899,541



OTHER ASSETS:
  Goodwill-less accumulated amortization of $20,000
     ($8,000, 1994)                                                           160,000             172,000
  Deposits                                                                     13,744              13,444
                                                                           --------------------------------
                                                                              173,744             185,444
                                                                           --------------------------------

        Total Assets                                                       $16,628,772        $12,500,473
                                                                           --------------------------------
                                                                           --------------------------------

See notes to consolidated financial statements

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                    1995            1994
                                                                 -----------------------------
CURRENT LIABILITIES:
   Short-term financing                                          $ 3,510,000     $ 1,230,000
   Trade accounts payable                                            855,218         542,023
   Accrued payroll and related expenses                            1,320,611       1,165,008
   Accrued expenses                                                  353,763         235,081
   Accrued income taxes                                               35,744         252,164
                                                                 -----------------------------
            Total Current Liabilities                              6,075,336       3,424,276

DEFERRED INCOME TAXES                                                159,000         106,000

REDEEMABLE STOCK - 9,800 Class B shares, 1994                              -         235,000

STOCKHOLDERS' EQUITY:
   Common shares - par value $1.00:
      Class A 3,750,000 shares authorized, 747,570 shares
         issued (1,000,000 shares authorized, 378,078 shares
         issued, 1994)                                               737,984         368,492
      Class B 1,000,000 convertible shares authorized,
         475,533 shares issued (295,980 convertible shares
         authorized, 245,820 shares issued less 9,800 shares
         classified as redeemable, 1994)                             454,866         219,913
   Contributed capital                                             1,520,111       1,259,293
   Treasury shares - 9,586 Class A shares and
         20,667 Class B shares (16,107, 1994)                      (605,795)       (532,603)
   Retained earnings                                               8,287,270       7,420,102
                                                                 -----------------------------

            Total Stockholders Equity                             10,394,436       8,735,197
                                                                 -----------------------------

            Total Liabilities and Stockholders Equity            $16,628,772     $12,500,473
                                                                 -----------------------------
                                                                 -----------------------------

See notes to consolidated financial statements

--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                               HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30

--------------------------------------------------------------------------------

                                        1995            1994            1993
                                     ---------------------------------------------
NET SALES
   Product sales                     $23,294,950     $15,612,101     $12,852,524
   Service sales                       6,089,241       6,879,177       8,023,478
                                     ---------------------------------------------

      Total net sales                 29,384,191      22,491,278      20,876,002
                                     ---------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold              13,975,800       9,050,256       7,400,468
   Cost of services sold               4,909,962       5,148,767       5,503,973
   Product development                 3,550,450       2,145,073       2,018,892
   Marketing and administrative
      expenses                         4,189,263       3,656,136       3,510,279
   Interest charges                      134,713          26,116          65,494
   Other income                         (146,227)       (109,373)        (57,390)
                                     ---------------------------------------------
                                      26,613,961      19,916,975      18,441,716
                                     ---------------------------------------------
         Income before Provision
            for Income Taxes           2,770,230       2,574,303       2,434,286

PROVISION FOR INCOME TAXES:
   Current                             1,087,000         933,000         985,000
   Deferred                             (111,000)         85,000         (75,000)
                                     ---------------------------------------------
                                         976,000       1,018,000         910,000
                                     ---------------------------------------------

         NET INCOME                  $ 1,794,230     $ 1,556,303     $ 1,524,286
                                     ---------------------------------------------
                                     ---------------------------------------------

NET INCOME PER COMMON SHARE          $      1.50     $      1.31     $      1.27
                                     ---------------------------------------------
                                     ---------------------------------------------

WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING            1,194,500       1,192,304       1,197,994
                                     ---------------------------------------------
                                     ---------------------------------------------

See notes to consolidated financial statements

--------------------------------------------------------------------------------
                                       F-4

--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               HICKOK INCORPORATED
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



                                                                            COMMON STOCK -
                                                                            $1.00 PAR VALUE
                                                                           -----------------
                                                       RETAINED
                                                       EARNINGS          CLASS A         CLASS B
                                                     -----------------------------------------------
Balance at
September 30, 1992                                   $   4,670,623     $   363,892     $   245,820

   Dividend of $.25 per Class A  and B shares             (152,428)              -               -
   Redemption of  Class B shares                                 -               -         (16,107)
   Sale of Class A shares under option                           -           2,000               -
   Reclassification of  Class B shares
      to redeemable                                              -               -         (14,700)
   Net income                                            1,524,286               -               -
                                                     -----------------------------------------------

Balance at
September 30, 1993                                       6,042,481         365,892         215,013

Dividend of $.30 per Class A and B shares                 (178,682)              -               -
   Sale of Class A shares under option                           -           2,600               -
   Adjustment of redeemable Class B shares
      based on market value                                      -               -           4,900
   Net income                                            1,556,303               -               -
                                                     -----------------------------------------------

Balance at
September 30, 1994                                       7,420,102         368,492         219,913

100% share dividend Class A and B shares                  (598,455)        368,742         229,713
   Dividend of $.275 per Class A and B shares             (328,607)              -               -
   Sale of Class A shares under option                           -             750               -
   Redemption of Class B shares                                  -               -          (4,560)
   Reclassification of redeemable Class B shares
      after redemption completed                                 -               -           9,800
   Compensation expense related to
      stock option plans                                         -               -               -
   Net income                                            1,794,230               -               -
                                                     -----------------------------------------------

Balance at
September 30, 1995                                    $  8,287,270      $  737,984      $  454,866
                                                     -----------------------------------------------
                                                     -----------------------------------------------


See notes to consolidated financial statements

--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              HICKOK INCORPORATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                     Contributed         Treasury
                                                       Capital            Shares          Total
                                                     ---------------------------------------------
Balance at
September 30, 1992                                   $  1,455,993     $  (183,842)   $  6,552,486

   Dividend of $.25 per Class A  and B shares                   -               -        (152,428)
   Redemption of Class B shares                                 -        (348,761)       (364,868)
   Sale of Class A shares under option                     12,000               -          14,000
   Reclassification of Class B shares
       to redeemable                                     (220,300)              -        (235,000)
   Net income                                                   -               -       1,524,286
                                                     ---------------------------------------------

Balance at
September 30, 1993                                      1,247,693        (532,603)      7,338,476


Dividend of $.30 per Class A and B shares                  16,500               -          19,100
                                                                -               -        (178,682)
   Sale of Class A shares under option
   Adjustment of redeemable Class B shares
      based on market value                                (4,900)              -               -
   Net income                                                   -               -       1,556,303
                                                     ---------------------------------------------

Balance at
September 30, 1994                                      1,259,293        (532,603)      8,735,197

100% share dividend Class A and B shares                        -               -               -

   Dividend of $.275 per Class A and B shares                   -               -        (328,607)
   Sale of Class A shares under option                      7,250               -           8,000
   Redemption of Class B shares                                 -         (73,192)        (77,752)
   Reclassification of redeemable Class B shares
      after redemption completed                          225,200               -         235,000
   Compensation expense related to
      stock option plans                                   28,368               -          28,368
   Net income                                                   -               -       1,794,230
                                                     ---------------------------------------------

Balance at
September 30, 1995                                   $  1,520,111     $  (605,795)  $  10,394,436
                                                     ---------------------------------------------
                                                     ---------------------------------------------


See notes to consolidated financial statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30


                                                          1995               1994                1993
                                                    -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                     $  29,154,622      $  22,394,353       $  19,778,525
   Cash paid to suppliers and employees               (28,382,805)       (19,875,787)        (16,963,626)
   Interest paid                                         (117,606)           (26,844)            (61,440)
   Interest received                                        2,887              6,335               5,398
   Income taxes paid                                   (1,303,420)        (1,016,758)           (752,888)
                                                    -----------------------------------------------------
   Net Cash Provided by (Used in)
       Operating Activities                              (646,322)         1,481,299           2,005,969

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (943,605)          (684,258)           (560,641)
  Decrease (Increase) in deposits                            (300)             5,018              (1,067)
  Net proceeds from life insurance
       policies                                                 -                  -              85,297
  Proceeds on sale of assets                                4,800                  -               4,525
  Purchase of Fastening Systems assets                          -           (730,675)                 -
                                                    -----------------------------------------------------

  Net Cash Used in Investing
      Activities                                         (939,105)        (1,409,915)           (471,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term borrowings                     2,280,000            (20,000)           (800,000)
   Purchase of Class B shares                             (77,752)                 -            (364,868)
   Sale of Class A shares under option                      6,920             16,009              11,700
   Dividends paid                                        (328,607)          (178,682)           (152,428)
                                                    -----------------------------------------------------
   Net Cash Provided by (Used in)
      Financing Activities                              1,880,561           (182,673)         (1,305,596)
                                                    -----------------------------------------------------
Increase (Decrease) in Cash and Cash
   Equivalents                                            295,134           (111,289)            228,487

Cash and Cash Equivalents at
   Beginning of Year                                      401,291            512,580             284,093
                                                    -----------------------------------------------------
Cash and Cash Equivalents at
   End of Year                                       $    696,425       $    401,291        $    512,580
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------


See notes to consolidated financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                          1995               1994                1993
                                                     ----------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  Net income                                         $  1,794,230       $  1,556,303        $  1,524,286
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
      Depreciation  and amortization                      587,213            512,011             402,056
      Non-cash compensation charge related
        to stock options                                   29,448              3,091               2,300
      Gain on life insurance death
        benefits                                                -                  -             (57,390)
      Loss (Gain) on disposal of assets                     3,030             13,417              (2,407)
      Deferred income taxes                              (111,000)            85,000             (75,000)
      CHANGES IN ASSETS AND LIABILITIES:
        Increase in accounts receivable                  (229,569)          (199,963)         (1,094,266)
        Decrease (Increase) in
          inventories                                  (3,076,790)          (203,218)            726,249
        Increase in prepaid and
          deferred expenses                               (13,944)            (3,984)             (6,881)
        Increase (Decrease) in trade
          accounts payable                                313,195            208,353            (104,838)
        Increase in accrued payroll and
          related expenses                                155,603             20,592             228,453
        Increase (Decrease) in other
          accrued expenses                                118,682           (426,545)            231,295
        Increase (Decrease) in accrued
          income taxes                                   (216,420)           (83,758)            232,112
                                                     ----------------------------------------------------

            Total Adjustments                          (2,440,552)           (75,004)            481,683
                                                     ----------------------------------------------------
            Net Cash Provided by
              (Used in) Operating
                Activities                           $   (646,322)      $  1,481,299        $  2,005,969
                                                     ----------------------------------------------------
                                                     ----------------------------------------------------

Non-cash Disclosure:
  Proceeds from life insurance policies were reduced to satisfy outstanding policy loans of $17,143 (1993).


See notes to consolidated financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               HICKOK INCORPORATED
                        SEPTEMBER 30, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND LINE OF BUSINESS:
The Board of Directors recommended and on February 23, 1995 the shareholders approved the change of the name of the Company to Hickok Incorporated.

The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiary ("Company"). Significant intercompany transactions and balances have been eliminated in the financial statements. Previously inactive subsidiaries were dissolved during 1993.

The Company operates in one major industry segment. The Company develops and manufactures measuring, indicating, instrumentation and controls products, fastening systems and related engineering services for the transportation industry. As an extension of the sales of automotive electronic test equipment, the Company also provides technical training programs for its automotive technician customers in the proper use of the equipment. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

               PRODUCT CLASSES               1995      1994      1993
               ---------------               --------------------------
               Automotive Test Equipment      35.7%     48.1%     52.7%
               Diagnostic/Training            19.6      29.2      36.9
               Fastening Systems              37.3      11.8       -
               Other Product Classes           7.4      10.9      10.4
                                             --------------------------
               Total                         100.0%    100.0%    100.0%
                                             --------------------------
                                             --------------------------

The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise approximately 91% of outstanding receivables at September 30, 1995, (84% in 1994). Sales to individual customers in excess of 10% of total sales approximated $14,600,000 and $10,900,000 (1995), $14,500,000 and $2,700,000
(1994) and $16,500,000 (1993).

REVENUE RECOGNITION:
The Company records sales as manufactured items are shipped to customers. Revenue from development contracts is recognized as earned under terms of the contracts. The Company warrants certain products against defects for periods ranging from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 1995.

PRODUCT DEVELOPMENT:
Research and product development costs, which include engineering production support for development of diagnostic systems, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year; the arrangements do not include a repayment obligation by the Company.

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:


                                                   1995                 1994
                                               ---------------------------------
Raw materials and component parts              $  2,488,711        $  1,347,496
Work-in-process                                   2,651,577           1,617,218
Finished products                                 1,780,904             879,688
                                               ---------------------------------

                                               $  6,921,192        $  3,844,402
                                               ---------------------------------
                                               ---------------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized.

The depreciation policy of the Company is generally as follows:

                     Class                         Method              Rate
                  -------------------------------------------------------------
                  Buildings                     Straight-line       2-1/2 to 4%
                  Machinery and equipment       Straight-line      8 to 33-1/3%
                  Tools and dies                Straight-line         33-1/3%

Depreciation amounted to $575,213 (1995), $504,011 (1994) and $402,056 (1993).

INCOME TAXES:
Effective October 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The cumulative effect of the adoption was immaterial and is included in the 1994 deferred income tax provision. Prior to 1994, the Company accounted for deferred income taxes under the provisions of Financial Accounting Standards Board Statement No. 96.

INCOME PER COMMON SHARE:
Income per common share information is computed on the weighted average number of shares outstanding during each period. All per share amounts on the consolidated income statement have been retroactively adjusted to reflect the 100% share dividend. For the years presented, stock options have an immaterial dilutive effect.

CASH EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform with current year presentation.

2. SHORT-TERM FINANCING
The Company has an unsecured credit agreement with maximum available borrowings of $5,000,000 with interest at the prime rate. The agreement includes covenants with which the Company has complied. The weighted average interest rate on short-term financing was 8.84% (7.00%, 1994).

3. LEASES
The Company leases a facility and certain equipment under operating leases expiring through September 1996 with a three-year renewal option on the facility. A portion of the facility has been sub-leased through September 1996.

The Company's future minimum commitments under operating leases are as follows:


                              1996          $  261,396
                              1997              54,881
                              1998              17,634
                              1999               6,238
                                              ---------
                              Total         $  340,149
                                              ---------
                                              ---------


Rental expense under these commitments was $266,106 (1995), $230,297 (1994) and $142,827 (1993).

A facility held under a capital lease has a net book value of $50,000 at September 30, 1995. Future minimum lease payments which extend through 2061 are immaterial.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4. CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS
On February 23, 1995, the number of authorized shares of Class A and Class B common stock was increased to 3,750,000 from 1,000,000 and 1,000,000 from 295,980, respectively. On April 10, 1995, the Company distributed to stockholders of record on March 10, 1995, a 2-for-1 stock split in the form of a 100% share dividend of Class A and Class B common stock. One share of Class A common stock was issued for each share of Class A outstanding and one share of Class B common stock was issued for each share of Class B outstanding.

All per share amounts on the consolidated income statement have been retroactively adjusted for the stock dividend. Additionally, an amount equal to the $1.00 par value of the combined Class A and Class B common stock ($598,455) has been transferred from retained earnings to common stock ($368,742 to Class A common stock and $229,713 to Class B common stock).

The Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans") provide the authority to the Compensation Committee of the Board of Directors to grant options to Key Employees to purchase up to 120,000 Class A shares. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be made at a price of not less than 110% of the market price. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $29,448 (1995), $3,091
(1994), and $2,300 (1993). All options granted under the Employee Plans are exercisable at September 30, 1995.

On February 23, 1995, the Board of Directors adopted the 1995 Outside Directors Stock Option Plan (the "Directors Plan"), subject to future approval by the Company's shareholders. The Directors Plan provides for the automatic grant of options to purchase up to 30,000 shares of Class A common stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plan become exercisable on February 23, 1998.

A summary of stock option activity is as follows:


                                                                                       NUMBER OF SHARES
                                                                                    ----------------------
                                                      OPTION PRICE
EMPLOYEE PLANS:                                         PER SHARE                    1995           1994
                                                  --------------------------------------------------------
Outstanding at beginning of year                  $  2.925  to  $  11.75            33,600         27,000
  Granted                                         $  6.92   to  $  11.75             7,200         11,800
  Exercised                                       $  2.925  to  $   6.92            (1,000)        (5,200)
                                                                                    ----------------------

Outstanding at end of year                        $  2.925  to  $  11.75            39,800         33,600
                                                                                    ----------------------
                                                                                    ----------------------
DIRECTORS PLAN:
Outstanding at beginning of year                  $                 -                    -              -
  Granted                                         $                16.125           12,000              -
  Exercised                                       $                 -                    -              -
                                                                                    ----------------------

Outstanding at end of year                        $                16.125           12,000              -
                                                                                    ----------------------
                                                                                    ----------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Unissued shares of Class A common stock (506,666 and 246,513 shares in 1995 and 1994, respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

The Company purchased 16,107 shares of Class B common stock for Treasury for approximately $365,000 from the Estate of Robert D. Hickok (the "Estate") in January 1993 pursuant to a Section 303 Stock Redemption Agreement (the "Agreement"). The Agreement required the Company to purchase a sufficient number of Class B common stock from the Estate, proceeds of which to be used by the Estate for payment of taxes and expenses in connection with probating the Estate. During 1994, the Company classified approximately $235,000 as redeemable stock to allow for future possible redemption pursuant to the Agreement. The Company purchased an additional 4,560 shares of Class B common stock from the Estate on March 31, 1995 for approximately $78,000, completing the obligation. The Company has reclassified the remaining shares of Class B common stock (approximately $157,000) previously listed as Redeemable Common Stock. Excess of market value over par value of redeemable shares has been added to contributed capital.

5. INCOME TAXES
A reconciliation of the provision for income taxes to the statutory Federal income tax rate is as follows:


                                                        1995                1994                1993
                                                     -----------------------------------------------------
     Income before income taxes                      $  2,770,230        $  2,574,303        $  2,434,286
     Statutory rate                                           34%                 34%                 34%
                                                     -----------------------------------------------------

                                                          941,878             875,263             827,657

     State and local taxes, net of federal tax            141,900             115,500             116,820
     Non-deductible expenses                               26,530               7,970               5,530
     Income not subject to tax                             (3,230)            (15,606)            (39,600)
     Research and development credit                     (132,000)                  -                   -
     Other                                                    922              34,873                (407)
                                                     -----------------------------------------------------

                                                     $    976,000        $  1,018,000        $    910,000
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------


Changes in deferred income taxes which relate to temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes are as follows:


                                                        1995                1994                1993
                                                     -----------------------------------------------------
     Inventory costing                               $    (85,700)       $     16,000        $    (78,300)
     Other                                                (25,300)             69,000               3,300

                                                     -----------------------------------------------------

                                                     $   (111,000)       $     85,000        $    (75,000)
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Deferred tax assets (liabilities) consist of the following:


                                                      1995           1994
                                                  --------------------------
               Current:
                  Inventories                     $   97,000     $   11,000
                  Warranty reserves                   49,000         49,000
                  Accrued liabilities                132,000         54,000
                                                  --------------------------
                                                     278,000        114,000

               Noncurrent:
                  Depreciation                      (159,000)      (134,000)
                  Other                                    -         28,000
                                                  --------------------------
                                                    (159,000)      (106,000)
                                                  --------------------------

               Total                              $  119,000     $    8,000
                                                  --------------------------
                                                  --------------------------


Deferred tax asset balances are included in "prepaid and deferred expenses".

6. EMPLOYEE BENEFIT PLANS
The Company has a formula based profit sharing bonus plan for officers and key employees. The bonus is distributed by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 1995, 1994 and 1993, approximately $456,000, $447,200 and $444,800, respectively, were expensed.

During 1994, the Company started a 401(K) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. Contributions to the plan were approximately $27,300 in 1995 and $26,000 in 1994. The Company does not provide any other post retirement benefits to its employees.

During 1995, the Company established a deferred compensation plan for selected management and highly compensated employees to make tax deferred contributions in the form of a salary reduction instead of or in addition to contributions made by them under the 401(K) Savings and Retirement Plan.

7. ACQUISITION
On February 4, 1994, the Company purchased certain assets of Allen-Bradley Company, Inc.'s Fastening Systems Line for $730,675 which has been accounted for under the purchase method of accounting. The purchase consisted of inventory ($461,092), machinery and equipment ($239,974), goodwill ($180,000) and assumption of liabilities ($150,391). Goodwill will be amortized over 15 years. Operations of the Fastening Systems Line have been included in the statement of income from the date of acquisition. The pro forma effects of the Fastening Systems Line on prior years operations are not determinable.

--------------------------------------------------------------------------------

        The following pages contain the Consolidated Financial Statement Schedules as specified for Item 14(a)(2) of Part IV of Form 10-K.

           REPORT OF INDEPENDENT AUDITORS AS TO CONSOLIDATED SCHEDULES


To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio


We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 17, 1995; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 14 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


MEADEN & MOORE, INC.
Certified Public Accountants

December 18, 1995
Cleveland, Ohio

                               HICKOK INCORPORATED

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS




        Col. A                           Col. B                   Col. C                        Col. D            Col. E
----------------------------------     -----------      ---------------------------------    --------------     ------------

                                                                   Additions
                                                         --------------------------------
                                        Balance at         Charged to        Charged to                           Balance
                                        Beginning          Costs and           Other                              at End
       Description                      of Period           Expenses          Accounts         Deductions        of Period
----------------------------------     -----------       --------------    --------------    --------------     ------------

Deducted from Asset Accounts:
                                                         Year Ended September 30, 1993
                                                         ------------------------------
 Reserve for doubtful accounts         $    15,000       $  (5,188) (1)    $   1,394 (2)     $   6,582 (3)      $    15,000

 Reserve for inventory obsolescence    $    15,305       $  89,375         $       -         $ 104,685 (5)      $         -

 Reserve for warranty claim (4)        $   142,995       $       -         $       -         $ 142,995 (4)      $         -

                                                         Year Ended September 30, 1994
                                                         ------------------------------
 Reserve for doubtful accounts         $    15,000       $   1,519  (1)    $      72 (2)     $   1,591 (3)      $    15,000

 Reserve for inventory obsolescence    $         -       $  36,729         $       -         $  36,729 (5)      $         -

 Reserve for warranty claim (4)        $         -       $       -         $       -         $       -          $         -

                                                         Year Ended September 30, 1995
                                                         ------------------------------
 Reserve for doubtful accounts         $    15,000       $      361 (1)    $     463 (2)     $     824 (3)      $    15,000

 Reserve for inventory obsolescence    $         -       $  142,783        $       -         $  82,583 (5)      $    60,200

 Reserve for warranty claim (4)        $         -       $        -        $       -         $       -          $         -


(1)  Classified as bad debt expense.
(2)  Recoveries on accounts charged off in prior years.
(3)  Accounts charged off during year as uncollectible.
(4) Reserve classified as an offset to a certificate of deposit of $142,995 in current assets which collateralized a related bank guaranteed letter of credit. The certificate was cashed in during fiscal 1993.
(5)  Inventory charged off during the year as obsolete.

                              HICKOK INCORPORATED

                      SCHEDULE IX - SHORT-TERM BORROWINGS


       Col. A                       Col. B            Col. C             Col. D             Col. E                 Col. F
----------------------------     -----------         --------       --------------     --------------       --------------------
                                                     Weighted       Maximum Amount     Average Amount       Weighted Average
                                 Balance at          Average          Outstanding        Outstanding        Interest Rate During
Category of Aggregate              End of            Interest         During the         During the         the Period (3)
Short-term Borrowings              Period              Rate             Period             Period           --------------------
----------------------------     -----------         --------       --------------     --------------

                                                   Year Ended September 30, 1993
                                                   ------------------------------

   Note Payable to Bank (1)      $ 1,250,000             6.00%       $    2,650,000     $1,076,986 (2)               5.99%


                                                   Year Ended September 30, 1994
                                                   ------------------------------

   Note Payable to Bank (1)      $ 1,230,000             7.00%       $    1,550,000     $  365,836 (2)               7.26%


                                                   Year Ended September 30, 1995
                                                   ------------------------------

   Note Payable to Bank (1)      $ 3,510,000             8.84%       $    3,510,000     $1,353,000 (2)               9.92%


(1) Note payable to bank represents borrowings under a line-of-credit which has no termination date but is reviewed annually for renewal.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 20th day of December, 1995.

                                   THE HICKOK ELECTRICAL INSTRUMENT COMPANY


                                   By:/s/ Robert L. Bauman
                                      -------------------------------------
                                        Robert L. Bauman,
                                        Chairman, President and
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of December, 1995:

Signature:                         Title
----------                         -----

/s/ Robert L. Bauman               Chairman, President and Chief Executive
------------------------------     Officer (Principal Executive Officer)
     Robert L. Bauman


/s/ Eugene T. Nowakowski           Chief Financial Officer
------------------------------     (Principal Financial and Accounting
     Eugene T. Nowakowski          Officer)


/s/ Thomas H. Barton               Director
------------------------------
     Thomas H. Barton


/s/ Harry J. Fallon                Director
------------------------------
     Harry J. Fallon


/s/ T. Harold Hudson               Director
------------------------------
     T. Harold Hudson


/s/ George S. Lockwood, Jr.        Director
------------------------------
    George S. Lockwood, Jr.


/s/ Michael L. Miller              Director
------------------------------
     Michael L. Miller


/s/ Janet H. Slade            Director
------------------------------
     Janet H. Slade

                                  EXHIBIT INDEX


Exhibit No.:                       Document
------------                       ------------

            3(a)           Articles of Incorporation and
                           Code of Regulations

            3(b)           Amendment to Articles of
                           Incorporation

            10(a)          Form of Section 303 Stock
                           Redemption Agreement by and
                           between the Company and Robert
                           D. Hickok (incorporated herein
                           by reference to the Company's
                           Annual Report on Form 10-K for
                           the fiscal year ended
                           September 30, 1988)

            10(b)          Loan Agreement dated as of May
                           20, 1991+wy and between the
                           Company and Huntington
                           National Bank.  (Incorporated
                           herein by reference to the
                           Company's Annual Report on
                           Form 10-K for the fiscal year
                           ended September 30, 1991.)

            10(c)          First Amendment to Credit and
                           Security Agreement, dated as
                           of February 28, 1992, by and
                           between the Company and
                           Huntington National Bank.
                           (Incorporated herein by
                           reference to the Company's
                           Annual Report on Form 10-K for
                           the fiscal year ended
                           September 30, 1992).

            10(d)          Second Amendment to Credit and
                           Security Agreement, dated as
                           of February 28, 1993, by and
                           between the Company and
                           Huntington National Bank.
                           (Incorporated herein by
                           reference to the Company's
                           Annual Report on Form 10-K for
                           the fiscal year ended
                           September 30, 1993.)

            10(e)          Third Amendment to Credit and
                           Security Agreement, dated as
                           of February 28, 1994 by and
                           between the Company and The
                           Huntington National Bank.
                           (Incorporated herein by
                           reference to the Company's
                           Quarterly Report on Form 10-Q
                           for the fiscal quarter ended
                           March 31, 1994.)

            10(f)          Fourth Amendment to Credit and
                           Security Agreement, dated as
                           of January 13, 1995, by and
                           between the Company and
                           Huntington National Bank.

            11             Computation of Net Income Per
                           Common Share

            22             Subsidiaries of the Registrant
                           (Incorporated herein by
                           reference to the Company's
                           Annual Report on Form 10-K for
                           the fiscal year ended
                           September 30, 1993.)

            23             Consent of Independent
                           Auditors.

            27             Financial Data Schedule