Form 10-Q
period 1995-12-31
HICKOK INC
filed 1996-02-15
CIK 47307

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended December 31, 1995               Commission File No. 0-147

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

          Class A Common           737,984
          Class B Common           454,866

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


          Yes     X              No
              ---------             ---------

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                     Three months ended
                                         December 31
                                  ------------------------
                                     1995          1994
                                  -----------  -----------
Net Sales
  Product Sales                   $ 5,800,724   $3,152,066
  Service Sales                     1,417,897    1,527,998
                                  -----------  -----------


    Total Net Sales                 7,218,621    4,680,064

Costs and Expenses:
  Cost of Products Sold             3,688,645    1,924,526
  Cost of Services Sold             1,228,956    1,171,177
  Product Development                 926,608      545,122
  Operating Expenses                  889,804      789,686
  Interest Charges                     50,695        9,507
  Other Income                        (45,851)     (32,680)
                                  -----------  -----------
                                    6,738,857    4,407,338
                                  -----------  -----------
                                  -----------  -----------
  Income before
    Income Taxes                      479,764      272,726

Income Taxes                          178,000      106,400
                                  -----------  -----------
  Net Income                      $   301,764  $   166,326
                                  -----------  -----------
                                  -----------  -----------
EARNINGS PER COMMON SHARE:

  Net Income                      $       .25  $       .14
                                  -----------  -----------
                                  -----------  -----------
Weighted Average Shares of
Common Stock Outstanding            1,192,850    1,196,410
                                  -----------  -----------
                                  -----------  -----------

Dividends per Common Share        $       -0-  $       -0-
                                  -----------  -----------
                                  -----------  -----------



See Notes to Consolidated Financial Statements.


                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                   December 31,   September 30,  December 31,
                                      1995            1995           1994
                                   ------------   ------------   ------------
                                   (Unaudited)       (Note)       (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents        $    177,479   $    696,425   $    336,220

  Trade Accounts Receivable - Net     6,250,612      6,271,195      3,897,831
  Inventories                         5,504,536      6,921,192      5,265,554
  Prepaid and Deferred Expenses         357,987        306,113        186,144
                                   ------------   ------------   ------------

          TOTAL CURRENT ASSETS       12,290,614     14,194,925      9,685,749
                                   ------------   ------------   ------------



PROPERTY, PLANT AND EQUIPMENT
  Land                                  139,192        139,192        139,192
  Buildings                           1,456,390      1,456,390      1,092,595
  Machinery and Equipment             3,151,434      3,138,077      3,006,803
                                   ------------   ------------   ------------
                                      4,747,016      4,733,659      4,238,590

  Less:  Allowance for Depreciation   2,613,438     2,473,556       2,314,625
                                   ------------   ------------   ------------

          TOTAL PROPERTY - NET        2,133,578      2,260,103      1,923,965
                                   ------------   ------------   ------------



OTHER ASSETS
 Goodwill - Net of Amortization         157,000        160,000        169,000
 Deposits                                13,744         13,744         13,444
                                   ------------   ------------   ------------

          TOTAL OTHER ASSETS            170,744        173,744        182,444
                                   ------------   ------------   ------------


    TOTAL ASSETS                   $ 14,594,936   $ 16,628,772   $ 11,792,158
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------


NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.


                                       (3)

                                                                       FORM 10-Q

                                      December 31,   September 30,  December 31,
                                          1995           1995           1994
                                      ------------   ------------   ------------
                                      (Unaudited)       (Note)      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term Financing                $  2,335,000   $  3,510,000   $  1,000,000
  Trade Accounts Payable                   367,608        855,218        787,834
  Accrued Payroll & Related Expenses       598,722      1,320,611        537,732
  Dividends Declared                       119,285           -           209,372
  Accrued Expenses                         265,005        353,763        206,004
  Accrued Income Taxes                     173,401         35,744         18,065
                                      ------------   ------------    -----------

           TOTAL CURRENT LIABILITIES     3,859,021      6,075,336      2,759,007
                                      ------------   ------------    -----------

DEFERRED INCOME TAXES                      159,000        159,000        106,000
                                      ------------   ------------    -----------

REDEEMABLE COMMON STOCK
  6,600 Class B Shares at
    December 31, 1994                         -              -           235,000
                                      ------------   ------------    -----------

STOCKHOLDERS' EQUITY
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    737,984 shares outstanding
    (737,984 shares at September
    30, 1995 and 368,492 at December
    31, 1994) excluding 9,586 shares
    in treasury                            737,984        737,984        368,492

 Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    at December 31, 1995 and
    September 30, 1995 (229,713 at
    December 31, 1994 of which 6,600
    shares have been classified as
    redeemable) excluding 20,667
    shares in treasury at December
    31, 1995 and September 30, 1995
    (16,107 December 31, 1994)             454,866        454,866        223,113

 Contributed Capital                       914,316        914,316        723,490
  Retained Earnings                      8,469,749      8,287,270      7,377,056
                                      ------------   ------------    -----------

           TOTAL STOCKHOLDERS' EQUITY   10,576,915     10,394,436      8,692,151
                                      ------------   ------------    -----------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY       $ 14,594,936   $ 16,628,772   $ 11,792,158
                                      ------------   ------------    -----------
                                      ------------   ------------    -----------


                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (Unaudited)

                                                        1995           1994
                                                    ------------   ------------
Cash Flows from Operating Activities:
  Cash received from customers                      $  7,239,204   $  6,823,859
  Cash paid to suppliers and employees                (6,468,443)    (6,132,357)
  Interest paid                                          (61,006)       (10,520)
  Interest received                                         -             1,834
  Income taxes paid                                      (40,344)      (340,500)
                                                    ------------   ------------


     Net Cash Provided by
         Operating Activities                            669,411        342,316


Cash Flows from Investing Activities:
  Capital expenditures                                   (13,357)      (177,387)


Cash Flows from Financing Activities:
  Decrease in short-term financing                    (1,175,000)      (230,000)
                                                    ------------   ------------


Net (Decrease) in cash and
  cash equivalents                                      (518,946)       (65,071)


Cash and cash equivalents at beginning
  of year                                                696,425        401,291
                                                    ------------   ------------


Cash and cash equivalents at end
  of first quarter                                  $    177,479   $    336,220
                                                    ------------   ------------
                                                    ------------   ------------



See Notes to Consolidated Financial Statements.


                                       (5)

                                                                       FORM 10-Q



                                                        1995           1994
                                                    ------------   ------------
Reconciliation of Net Income to Net
  Cash Provided by Operating Activities:

  Net Income                                        $    301,764   $    166,326

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                      142,882        155,963
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                                   20,583      2,143,795
        Decrease (Increase) in inventories             1,416,656     (1,421,152)
        Decrease (Increase) in prepaid
             expenses                                    (51,874)       (57,975)
        Decrease (Increase) in prepaid
             rents and deposits                             -              -
        Increase (Decrease) in trade
             accounts payable                           (487,610)       245,811
        Increase (Decrease) in accrued
             payroll and related expenses               (721,889)      (627,276)
        Increase (Decrease) in accrued
             expenses                                    (88,758)       (29,077)
        Increase (Decrease) in accrued
             income taxes                                137,657       (234,099)
                                                    ------------   ------------

          Total Adjustments                              367,647        175,990
                                                    ------------   ------------

          Net Cash Provided by
            Operating Activities                    $    669,411   $    342,316
                                                    ------------   ------------
                                                    ------------   ------------


                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                DECEMBER 31, 1995

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2. INVENTORIES

   Inventories are valued at the lower of cost or market and consist of the following:


                        Dec. 31,       Sept. 30,     Dec. 31,
                          1995           1995          1994
                      -----------    -----------   -----------
   Components         $ 1,998,294    $ 2,488,711   $ 1,558,440
   Work-in-Process      1,752,507      2,651,577     2,488,289
   Finished Product     1,753,735      1,780,904     1,218,825
                      -----------    -----------   -----------

                      $ 5,504,536    $ 6,921,192   $ 5,265,554
                      -----------    -----------   -----------
                      -----------    -----------   -----------

3. CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS

   On February 23, 1995, the number of authorized shares of Class A common stock and Class B common stock were increased to 3,750,000 from 1,000,000 and 1,000,000 from 295,980, respectively. On April 10, 1995, the Company distributed to stockholders of record on March 10, 1995, a 2 for 1 stock split in the form of a 100% share dividend of Class A and Class B common stock. One share of Class A common stock was issued for each share of Class A outstanding and one share of Class B common stock was issued for each share of Class B outstanding.

   The Company purchased 16,107 shares of Class B common stock for Treasury for approximately $365,000 from the Estate of Robert D. Hickok (the "Estate") in January, 1993 pursuant to a Section 303 Stock Redemption Agreement (the "Agreement"). The Agreement required the Company to purchase a sufficient


                                       (7)

                                                                       FORM 10-Q
   number of Class B common stock from the Estate, proceeds of which to be used by the Estate for payment of taxes and expenses in connection with probating the Estate. During 1994, the Company classified approximately $235,000 as redeemable stock to allow for future possible redemption pursuant to the Agreement. The Company purchased an additional 4,560 shares of Class B stock from the Estate on March 31, 1995 for approximately $78,000, completing the obligation.

   Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Nonqualified stock options may be issued at such exercise price and such other terms and conditions as the Compensation Committee of the Board Directors may determine. No options may be granted at a price less than $2.925. Options for 53,850 Class A shares were outstanding at December 31, 1995 (39,800 shares at September 30, 1995 and 40,800 shares at December 31,
   1994) at prices ranging from $2.925 to $17.25 per share. Options for 14,050 shares and 7,200 shares were granted during the three month period ended December 31, 1995 and December 31, 1994 respectively, at a price of $17.25 and $6.92 per share respectively, all options are exercisable. No other options were granted or exercised during the three month periods presented.

   On February 23, 1995, the Board of Directors adopted the 1995 Outside Directors Stock Option Plan (the "Directors Plan"), subject to future approval by the Company's shareholders. The Directors Plan provides for the automatic grant of options to purchase up to 30,000 shares of Class A common stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 12,000 shares were outstanding at December 31, 1995 under the Directors Plan at an exercise price of $16.125 per share subject to shareholders approval. All options granted under the Directors Plan become exercisable on February 23, 1998.

   Unissued shares of Class A common stock (520,716 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan.

   The Company declared a $.10 per share special dividend on its Class A and Class B common shares on December 6, 1995 payable January 25, 1996 to shareholders of record January 3, 1996. A special dividend of $.175 per share on Class A and Class B common shares, payable January 25, 1995 to shareholders of record January 3, 1995, was declared December 7, 1994.


                                       (8)

                                                                       FORM 10-Q

4. EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of shares outstanding during each period. All per share amounts on the consolidated income statement have been adjusted to reflect the 100% share dividend on a retroactive basis.

5. RECLASSIFICATIONS

   Certain December 31, 1994 amounts have been reclassified to conform with December 31, 1995 presentation.

                                       (9)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 1995 through December 31, 1995)
                Fiscal 1996 Compared to First Quarter Fiscal 1995

--------------------------------------------------------------------------------

Product sales for the quarter ended December 31, 1995 were $5,800,724 versus $3,152,066 for the quarter ended December 31, 1994. The 84.0% current quarter increase in product sales was primarily volume related, largely due to a $2,300,000 shipment of automotive diagnostic equipment against a large order received during the current quarter.

Service sales for the quarter ended December 31, 1995 were $1,417,897 versus $1,527,998 for the quarter ended December 31, 1994. The reduction was primarily volume related.

Cost of products sold in the first quarter of fiscal 1996 was $3,688,645 or 63.6% of sales as compared to $1,924,526 or 61.1% of sales dollar in the first quarter of fiscal 1995. This increase is primarily due to a change in product mix.

Cost of services sold in the first quarter of fiscal 1996 was $1,228,956 or 86.7% of sales as compared to $1,171,177 or 76.6% of sales in the first quarter of fiscal 1995. The increase was due to an increase in payroll costs related to a large service contract involving significant price competition.

Product development expenses were $926,608 in the first quarter 1996 or 16.0% of product sales as compared to $545,122 or 17.3% of product sales in the first quarter 1995. The increase involved new product development and enhancement of existing products. All product development costs are expensed when incurred. The level of expenditures in the first quarter of fiscal 1996 is expected to continue for the remainder of fiscal 1996.


Operating expenses were $889,804 or 12.3% of total sales versus $789,686 or 16.9% of total sales for the same period a year ago. The dollar increase is primarily due to increased marketing expenses associated with the increase in sales.

Interest expense was $50,695 in the first quarter of fiscal 1996, which compares with $9,507 in the first quarter of fiscal 1995. This was due to increased borrowing to support higher working capital in the current quarter versus the same period a year ago.

Other income includes $20,619 of rental income from a sub-lease of excess space during the first quarter of fiscal 1996 and 1995.

Net income of $301,764 was earned in the first quarter of fiscal 1996 which compares with $166,326 in 1995. The increase is due primarily to an increase in product sales which offset increases in product development and operating expenses.

Unshipped customer orders as of December 31, 1995 were $7,015,000 versus $9,023,000 at December 31, 1994. The decrease was primarily due to a decrease in fastening systems customer orders.


                                      (10)

                                                                       FORM 10-Q

                         Liquidity and Capital Resources
                         -------------------------------

Total current assets were $12,290,614, $14,194,925 and $9,685,749 at December 31, 1995, September 30, 1995 and December 31, 1994, respectively. The increase from December to December is primarily due to the increase in sales in the last month of the quarter versus the same month a year ago resulting in a higher accounts receivable balance at December 31, 1995. An increase in short-term financing was the primary source of funding the increase in accounts receivable.

Other sources were cash, accruals and earnings retention. The decrease since September is primarily due to a reduction in inventory and in cash which were used to reduce current liabilities from $6,075,336 at September 30, 1995 to $3,859,021 at December 31, 1995. At December 31, 1994 current liabilities amounted to $2,759,007.

Working capital as of December 31, 1995 amounted to $8,431,593. This compares to $6,926,742 a year earlier. Current assets were 3.2 times current liabilities and total cash and receivables were 1.7 times current liabilities. These ratios compare to 3.5 and 1.5, respectively, at December 31, 1994.

Internally generated funds of $669,411 during the three months ended December 31, 1995 were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $13,357.

Shareholders' equity during the three months ended December 31, 1995 increased by $182,479 resulting from $301,764 net income and $119,285 dividend declared.

The Company has a credit agreement with its financial lender to provide for a revolving credit facility of $5,000,000 at December 31, 1995. The agreement provides for interest at the prime commercial rate and is unsecured. The Company remains in compliance with its loan covenants. The Company is in the annual process of renewing its credit arrangements with its financial lender. Although no assurance can be given, management of the Company believes that a renewal may be obtained on terms which are similar to its current credit facility.



                                      (11)

                                                                       FORM 10-Q


PART II.  OTHER INFORMATION

ITEMS 1 through 5:  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibit is included herein: (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date FEBRUARY 13,1996                   HICKOK INCORPORATED
     ----------------                       (Registrant)


                                 /s/ E. T. Nowakowski
                                 -----------------------------------------
                                 E. T. Nowakowski, Chief Financial Officer


                                      (12)