Form 10-Q
period 1996-03-31
HICKOK INC
filed 1996-05-08
CIK 47307

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1996         Commission File No. 0-147

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
                                     (Unaudited)



                                Three months ended             Six months ended
                                     March 31                       March 31
                            --------------------------    --------------------------
                                1996           1995           1996           1995
                            -----------    -----------    -----------    -----------
Net Sales
  Product Sales             $ 5,245,788    $ 7,927,372    $11,046,512    $11,079,438
  Service Sales               1,349,368      1,433,773      2,767,265      2,961,771
                            -----------    -----------    -----------    -----------

    Total Net Sales           6,595,156      9,361,145     13,813,777     14,041,209

Costs and Expenses:
  Cost of Product Sold        2,815,401      5,086,009      6,504,046      7,010,535
  Cost of Service Sold        1,253,852      1,298,177      2,482,808      2,469,354
  Product Development           974,189        860,966      1,900,797      1,406,088
  Operating Expenses            952,246        968,014      1,842,050      1,757,700
  Interest Charges               49,775         19,515        100,470         29,022
  Other Income                  (38,729)       (31,937)       (84,580)       (64,617)
                            -----------    -----------    -----------    -----------
                              6,006,734      8,200,744     12,745,591     12,608,082
                            -----------    -----------    -----------    -----------

  Income before
    Income Taxes                588,422      1,160,401      1,068,186      1,433,127

Income Taxes                    217,000        452,600        395,000        559,000
                            -----------    -----------    -----------    -----------

  Net Income                $   371,422    $   707,801    $   673,186    $   874,127
                            -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------


EARNINGS PER COMMON SHARE:

  Net Income                $       .31    $       .59    $       .56    $       .73
                            -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------


Weighted Average Shares
of Common Stock Out-
standing                      1,192,850      1,196,621      1,192,850      1,196,512
                            -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------


Dividends per Share         $       .10    $      .175    $       .10    $      .175
                            -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------

See Notes to Consolidated Financial Statements.


                                         (2)

                                 HICKOK INCORPORATED
                             CONSOLIDATED BALANCE SHEETS


                                            March 31,    September 30,    March 31,
                                              1996            1995          1995
                                          ------------   ------------   ------------
                                           (Unaudited)       (Note)      (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents               $    459,566   $    696,425   $    442,337
  Trade Accounts Receivable - Net            3,912,773      6,271,195      5,264,770
  Inventories                                6,016,013      6,921,192      5,244,439
  Prepaid and Deferred Expenses                399,654        306,113        185,688
                                          ------------   ------------   ------------

          TOTAL CURRENT ASSETS              10,788,006     14,194,925     11,137,234
                                          ------------   ------------   ------------



PROPERTY, PLANT AND EQUIPMENT
  Land                                         139,192        139,192        139,192
  Buildings                                  1,456,390      1,456,390      1,092,595
  Machinery and Equipment                    3,605,242      3,138,077      3,297,597
                                          ------------   ------------   ------------

                                             5,200,824      4,733,659      4,529,384

  Less:  Allowance for Depreciation          2,779,320      2,473,556      2,467,590
                                          ------------   ------------   ------------

          TOTAL PROPERTY - NET               2,421,504      2,260,103      2,061,794
                                          ------------   ------------   ------------


OTHER ASSETS
  Goodwill - Net of Amortization               154,000        160,000        166,000
  Deposits                                      13,744         13,744         13,444
                                          ------------   ------------   ------------
          TOTAL OTHER ASSETS                   167,744        173,744        179,444
                                          ------------   ------------   ------------


          TOTAL ASSETS                    $ 13,377,254   $ 16,628,772   $ 13,378,472
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------


NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.


                                         (3)

                                                                       FORM 10-Q



                                         March 31,   September 30,   March 31,
                                           1996          1995          1995
                                       ------------   ------------   -----------
                                         (Unaudited)     (Note)      (Unaudited)

LIABILITIES
CURRENT LIABILITIES
  Notes Payable                        $  1,000,000   $  3,510,000   $  1,800,000
  Trade Accounts Payable                    398,578        855,218      1,019,385
  Accrued Payroll & Related Expenses        627,710      1,320,611        619,916
  Accrued Expenses                          243,629        353,763        188,858
  Accrued Income Taxes                            -         35,744         54,745
                                       ------------   ------------   ------------

    TOTAL CURRENT LIABILITIES             2,269,917      6,075,336      3,682,904
                                       ------------   ------------   ------------



DEFERRED INCOME TAXES                       159,000        159,000        106,000
                                       ------------   ------------   ------------


STOCKHOLDERS' EQUITY
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    737,984 shares outstanding(737,984
    shares at September 30, 1995 and
    737,484 shares at March 31, 1995)
    excluding 9,586 shares in treasury       737,984       737,984        737,484

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury      454,866       454,866        454,866
  Contributed Capital                        914,316       914,316        910,816
  Retained Earnings                        8,841,171      8,287,270      7,486,402
                                        ------------   ------------   ------------

         TOTAL STOCKHOLDERS' EQUITY       10,948,337     10,394,436      9,589,568
                                        ------------   ------------   ------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY           $ 13,377,254   $ 16,628,772   $ 13,378,472
                                        ------------   ------------   ------------
                                        ------------   ------------   ------------


                                         (4)

                                  HICKOK INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED MARCH 31
                                     (Unaudited)


                                                    1996             1995
                                                ------------      ------------
Cash Flows from Operating Activities:
  Cash received from customers                 $ 16,172,199      $ 14,818,065
  Cash paid to suppliers and employees          (12,318,794)      (13,811,462)
  Interest paid                                    (113,437)          (29,125)
  Interest received                                   1,070             1,834
  Income taxes paid                                (494,344)         (756,421)
                                                ------------      ------------

     Net Cash Provided by
         Operating Activities                     3,246,694           222,891

Cash Flows from Investing Activities:
  Capital expenditures                             (207,165)         (468,181)
  Purchase of Beacon Gage assets                   (647,103)             -
                                                ------------      ------------

     Net Cash Used in Investing
         Activities                                (854,268)         (468,181)

Cash Flows from Financing Activities:
  Change in short-term borrowing                 (2,510,000)          570,000
  Purchase of Class B shares                           -              (77,752)
  Sale of Class A shares under option                  -                3,460
  Dividends paid                                   (119,285)         (209,372)
                                                ------------      ------------

Net Cash (Used in) Provided by
         Financing Activities                    (2,629,285)          286,336
                                                ------------      ------------

Net (decrease) increase in cash and
  cash equivalents                                 (236,859)           41,046

Cash and cash equivalents at beginning
  of year                                           696,425           401,291
                                                ------------      ------------

Cash and cash equivalents at end
  of second quarter                            $    459,566      $    442,337
                                                ------------      ------------
                                                ------------      ------------


See Notes to Consolidated Financial Statements.



                                         (5)

                                                                    FORM 10-Q


                                                   1996              1995
                                               ------------      ------------
Reconciliation of Net Income to Net
  Cash Provided by Operating Activities:

  Net Income                                   $    673,186      $    874,127

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 311,764           311,928
      Non-cash compensation charge
        related to stock options                       -               28,908
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                           2,358,422           776,856
        Decrease (Increase) in inventories        1,292,282       (1,400,037)
        Decrease (Increase) in prepaid
             expenses                               (93,541)          (57,519)
        Increase (Decrease) in trade
             accounts payable                      (456,640)          477,362
        Increase (Decrease) in accrued
             payroll and related expenses          (692,901)         (545,092)
        Increase (Decrease) in accrued
             expenses                              (110,134)          (46,223)
        Increase (Decrease) in accrued
             income taxes                           (35,744)         (197,419)
                                                ------------      ------------

          Total Adjustments                       2,573,508          (651,236)
                                                ------------      ------------

          Net Cash Provided by
            Operating Activities               $  3,246,694      $    222,891
                                                ------------      ------------
                                                ------------      ------------


                                         (6)

                                                                     FORM 10-Q

                                 HICKOK INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    March 31, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:


                                        March 31,       Sept. 30,    March 31,
                                          1996            1995         1995
                                      -----------    -----------  -----------
Components                            $ 2,161,908    $ 2,488,711  $ 1,886,900
Work-in-Process                         1,934,601      2,651,577    1,958,824
Finished Product                        1,919,504      1,780,904    1,398,715
                                      -----------    -----------  -----------

                                      $ 6,016,013    $ 6,921,192  $ 5,244,439
                                      -----------    -----------  -----------
                                      -----------    -----------  -----------


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

    The Company purchased 16,107 shares of Class B common stock for Treasury for approximately $365,000 from the Estate of Robert D. Hickok (the "Estate") in January, 1993 pursuant to a Section 303 Stock Redemption Agreement. The Company purchased an additional 4,560 shares of Class B stock from the Estate on March 31, 1995 for approximately $78,000, completing the obligation.


                                         (7)

                                                                     FORM 10-Q

    Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 53,850 Class A shares were outstanding at March 31, 1996 (39,800 shares at September 30, 1995 and 40,300 shares at March 31, 1995) at prices ranging from $2.925 to $17.25 per share. Options for 14,050 shares and 7,200 shares were granted during the three month period ended December 31, 1996 and December 31, 1995 respectively, at a price of $17.25 and $6.92 per share respectively, all options are exercisable. During the second quarter period ended March 31, 1995, options for 500 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $540. No other options were granted or exercised during the three or six month periods presented under the Employee Plans.

    On February 23, 1995 the Board of Directors adopted, and shareholders subsequently approved at the Company's Annual Meeting held on February 21, 1996, the 1995 Outside Directors Stock Option Plan (the "Directors Plan"). The Director's Plan provides for the automatic grant of options to purchase up to 30,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 18,000 Class A shares were outstanding at March 31, 1996 (12,000 shares at September 30, 1995 and March 31, 1995) at prices ranging from $16.125 to $18.00 per share. Options for 6,000 shares and 12,000 shares were granted under the Director's Plan during the three month period ended March 31, 1996 and March 31, 1995 respectively, at a price of $16.125 and $18.00 per share respectively. All options under the Directors Plan become exercisable on February 23, 1999.

    Unissued shares of Class A common stock (526,716 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan.

    The Company declared a $.10 per share special dividend on its Class A and Class B common shares on December 6, 1995 payable January 25, 1996 to shareholders of record January 3, 1996. A special dividend of $.175 per share on Class A and Class B common shares, payable January 25, 1995 to shareholders of record January 3, 1995, was declared on December 7, 1994.


                                         (8)

                                                                     FORM 10-Q

4.  EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of shares outstanding during each period.

5.  PURCHASE

    On January 31, 1996, the Company purchased certain assets of Maradyne Corporation's Beacon Gage Division for $647,103 which has been accounted for under the purchase method of accounting. The purchase consisted of inventory ($387,103), machinery and equipment ($260,000).

    Pro forma effects of the Beacon Gage Division on prior years operations are not determinable. The Company's current quarter and year to date operations were not significantly impacted from this business.


                                         (9)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations, Second Quarter (January 1, 1996 through March 31, 1996)
                  Fiscal 1996 Compared to Second Quarter Fiscal 1995
  ----------------------------------------------------------------------------

Product sales for the quarter ended March 31, 1996 were $5,245,788 versus $7,927,372 for the quarter ended March 31, 1995. The 33.8% decrease in product sales in the current quarter is volume related and due to a $4.1 million drop in fastening systems sales offset by a $1.5 million increase in automotive diagnostic sales. Fastening systems sales in last year's second quarter were a record due to an extraordinarily large $5.4 million order booked in late fiscal 1994.

Service sales for the quarter ended March 31, 1996 were $1,349,368 versus $1,433,773 for the quarter ended March 31, 1995. The 5.9% decrease during the current quarter was volume related and due primarily to a drop in technical training revenue. This loss of training revenue should continue at the current level for the remainder of the fiscal year.

Cost of product sold in the second quarter of fiscal 1996 was $2,815,401 or 53.7% of product sales as compared to $5,086,009 or 64.2% of product sales in the second quarter of 1995. This change in the cost of product sold percentage was due primarily to a change in product mix.

Cost of service sold for the quarter ended March 31, 1996 was $1,253,852 or 92.9% of service sales as compared to $1,298,177 or 90.5% of service sales in the quarter ended March 31, 1995. The change in the cost of services sold percentage was due to an increase in labor costs relative to a large service contract involving significant price competition.

Product development expenses were $974,189 in the second quarter of fiscal 1996 or 18.6% of product sales as compared to $860,966 or 10.9% of product sales in the second quarter of fiscal 1995. The absolute dollar increase in the second quarter of fiscal 1996 is due primarily to a budgeted increase in new product development costs, and costs incurred to enhance the Company's existing products, both of which are expensed when incurred. The level of expenditures incurred during the second quarter of fiscal 1996 is expected to continue throughout all of fiscal 1996.

Operating expenses in the most recent quarter were $952,246 or 14.4% of total sales versus $968,014 or 10.3% of total sales for the same period a year ago. The percentage change is the result of lower shipments in the current quarter which covered less of the Company's fixed expenses.


                                         (10)

                                                                       FORM 10-Q

Interest expense was $49,775 in the second quarter of fiscal 1996, which compares with $19,515 in the second quarter of fiscal 1995. This was due to increased borrowing in the second quarter versus the same period a year ago. Borrowing levels have been reduced and the level of interest expense incurred during the current quarter is not expected to continue for the remainder of the fiscal year.

Other income includes $20,618 of rental income from a sub-lease of excess space during the current and prior quarter.

Net income of $371,422 earned in the second quarter of fiscal 1996 compares with $707,801 in 1995. This decrease was due primarily to a decrease in product sales.

Unshipped customer orders as of March 31, 1996 were $7,579,000 versus $10,663,000 at March 31, 1995. The decrease was primarily due to lower fastening systems customer orders during the current quarter.


             Results of Operations, Six Months Ended March 31, 1996
                     Compared to Six Months Ended March 31, 1995
            --------------------------------------------------------

Product sales for the six months ended March 31, 1996  were  $11,046,512 versus
$11,079,438 for the  same  period in  fiscal 1995.   The slight decrease is due
primarily to a $4.2 million reduction in fastening systems product sales, almost all of which were offset by a similar increase in sales of automotive diagnostic instruments.

Service sales for the six months ended March 31, 1996  were  $2,767,265 compared with $2,961,771 for the same period in fiscal 1995. The 6.6% decrease during the current six-month period was volume related and due primarily to a drop in technical training revenue. This loss of training revenue should continue at the current level for the remainder of the fiscal year.

Cost of product sold was $6,504,046 or 58.9% of product sales as compared to $7,010,535 or 63.3% of product sales for the six months ended March 31, 1995. This change in the cost of product sold percentage was due primarily to a change in product mix during the second quarter of fiscal 1996.

Cost of service sold was $2,482,808 or 89.7% of service sales compared with $2,469,354 or 83.3% of service sales for the six months ended March 31, 1995. The change in the cost of service sold percentage was due to an increase in labor costs relative to a large service contract involving significant price competition.

Product development expenses were $1,900,797 or 17.2% of product sales as compared to $1,406,088 or 12.7% of product sales for the six months ended March 31, 1995. The higher level of expenditures is expected to continue for the remainder of fiscal 1996 and represents a budgeted increase in new product development costs and costs incurred to enhance the Company's existing products. Both costs are expensed when incurred.


                                         (11)

                                                                       FORM 10-Q

Operating expenses were $1,842,050 for the six months ended March 31, 1996 or 13.3% of total sales versus $1,757,700 or 12.5% of total sales for the six months ended March 31, 1995. The dollar increase represents higher marketing expenses incurred in the Company's first fiscal quarter ended December 31, 1995 during which sales increased $2.5 million or 54%.

Interest expense was $100,470 for the six months ended March 31, 1996, and $29,022 for the same period in 1995. This was due to increased borrowing to support higher working capital levels during the period. Borrowing levels have been reduced and the level of interest expense incurred during the current six-month period is not expected to continue for the remainder of the fiscal year.

Other income includes $41,237 of rental income from a sub-lease of excess space during the first six months of fiscal 1996 and fiscal 1995.

Net income of $673,186 or 4.9% of total sales for the six months ended March 31, 1996 compared with net income of $874,127 or 6.2% of total sales for the six months ended March 31, 1995. The decrease was due primarily to higher product development expenses incurred during the current period.


                                         (12)

                                                                       FORM 10-Q


                         Liquidity and Capital Resources

                         -------------------------------

Total current assets were $10,788,006, $14,194,925 and $11,137,234 at March 31,
1996, September 30, 1995 and March 31, 1995, respectively. The decrease from March to March was due to a $1.4 million drop in accounts receivable offset by a $800,000 increase in inventory. The net decrease along with earnings retention was used to reduce notes payable and trade accounts payable by $1.6 million in total. The decrease in accounts receivable is due to lower sales in the current quarter versus a year ago. The increase in inventory is due to inventory added from the Beacon Gage acquisition and from an increase in inventory necessary to support anticipated higher product sales in the second half of fiscal 1996. Between March 1996 and September 1995 current assets dropped by $3.4 million due primarily to decreases in accounts receivable and in inventory. The decrease in accounts receivable was due to lower sales in the current quarter versus the quarter ended September 30, 1995. The decrease in inventory was due to a scheduled large shipment that occurred in the first quarter of fiscal 1996. The overall decrease in both accounts receivable and inventory along with earnings retention were used to reduce current liabilities from $6,075,336 at September 30, 1995 to $2,269,917 at March 31, 1996.

Working capital as of March 31, 1996 amounted to $8,518,089. This compares to $7,454,330 a year earlier. Current assets were 4.8 times current liabilities and total cash and receivables were 1.9 times current liabilities. These ratios compare to 3.0 and 1.5, respectively, at March 31, 1995.

Internally generated funds of $3,246,694 during the six months ended March 31, 1996 were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $207,165. In addition, internally generated funds were also adequate to fund the purchase of assets totaling $647,103 of the Beacon Gage Division of Maradyne Corporation. Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1996.

Shareholders' equity during the six months ended March 31, 1996 increased by $553,901 ($.46 per share) resulting from $673,186 of net income, less $119,285 payment of dividends.

In February 1996, the Company amended its credit agreement with its financial lender. The agreement provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. In addition, a supplemental $2,000,000 was provided on the same terms and conditions except that the supplemental amount matures in December 1996.


                                         (13)

                                                                       FORM 10-Q


PART II.  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on January 24, 1996, the following individuals were elected to the Board of Directors:

                                              Votes For        Votes Withheld
                                              ---------        --------------
   Thomas H. Barton                           1,434,543             426
   Robert L. Bauman                           1,434,543             426
   Harry J. Fallon                            1,434,543             426
   T. Harold Hudson                           1,434,543             426
   George S. Lockwood, Jr.                    1,434,143             826
   Michael L. Miller                          1,434,543             426
   Janet H. Slade                             1,434,543             426

The following proposal was approved at the Company's Annual Meeting:

                                      Affirmative     Negative      Votes
                                         Votes          Votes      Withheld
                                      -----------     --------     --------
  1. Approval of the adoption of
     the 1995 Outside Directors
     Stock Option Plan.                 1,416,253      15,510       3,206

For information on how the votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on January 24, 1996.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein: (10) Fifth Amendment to Credit and Security Agreement, dated as of February 28, 1996 by and between the Company and Huntington National Bank. (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.


                                         (14)

                                                                     FORM 10-Q


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date May 8, 1996                        HICKOK INCORPORATED
     -----------                        -------------------
                                            (Registrant)



                                 /s/ E. T. Nowakowski
                                 -----------------------------------------
                                 E. T. Nowakowski, Chief Financial Officer


                                         (15)