Form 10-Q
period 1996-06-30
HICKOK INC
filed 1996-08-09
CIK 47307

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996         Commission File No. 0-147

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


         Yes   X             No
              -----              -----

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 HICKOK INCORPORATED
                            CONSOLIDATED INCOME STATEMENTS
                                     (Unaudited)


                                            Three months ended           Nine months ended
                                                 June 30,                     June 30,
                                       --------------------------    --------------------------
                                           1996           1995          1996           1995
                                       -----------    -----------    -----------    -----------
Net Sales
  Product Sales                       $ 4,897,367    $ 5,369,386    $15,943,879    $16,448,824
  Service Sales                         1,209,266      1,588,740      3,976,531      4,550,511
                                      -----------    -----------    -----------    -----------

    Total Net Sales                     6,106,633      6,958,126     19,920,410     20,999,335

Costs and Expenses:
  Cost of Product Sold                  3,104,840      3,118,230      9,608,886     10,128,765
  Cost of Service Sold                    974,577      1,233,171      3,457,385      3,702,525
  Product Development                     893,467        828,443      2,794,264      2,234,531
  Operating Expenses                      950,050      1,114,728      2,792,100      2,872,428
  Interest Charges                         22,889         51,917        123,359         80,939
  Other Income                            (33,958)       (29,284)      (118,538)       (93,901)
                                      -----------    -----------    -----------    -----------
                                        5,911,865      6,317,205     18,657,456     18,925,287
                                      -----------    -----------    -----------    -----------

  Income before
    Income Taxes                          194,768        640,921      1,262,954      2,074,048

Income Taxes                               72,300        249,900        467,300        808,900
                                      -----------    -----------    -----------    -----------

  Net Income                          $   122,468    $   391,021    $   795,654    $ 1,265,148
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------


EARNINGS PER COMMON SHARE:

  Net Income                          $       .11    $       .33    $       .67    $      1.06
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------


Weighted Average Shares
of Common Stock Out-
standing                                1,192,850      1,192,350      1,192,850      1,195,128
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------


Dividends per Share                   $       -0-    $       .10    $       .10    $      .275
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------



See Notes to Consolidated Financial Statements.


                                         (2)

                                 HICKOK INCORPORATED
                             CONSOLIDATED BALANCE SHEETS


                                              June 30,       September 30,       June 30,
                                               1996              1995             1995
                                            -----------      ------------      -----------
                                            (Unaudited)         (Note)         (Unaudited)
ASSETS

CURRENT ASSETS

  Cash and Cash Equivalents               $    386,275      $    696,425      $    276,689
  Trade Accounts Receivable - Net            4,030,917         6,271,195         4,925,471
  Inventories                                5,413,988         6,921,192         6,270,966
  Prepaid and Deferred Expenses                398,690           306,113           312,791
                                          ------------      ------------      ------------

          TOTAL CURRENT ASSETS              10,229,870        14,194,925        11,785,917
                                          ------------      ------------      ------------




PROPERTY, PLANT AND EQUIPMENT

  Land                                         139,192           139,192           139,192
  Buildings                                  1,456,390         1,456,390         1,092,595
  Machinery and Equipment                    3,677,923         3,138,077         3,552,017
                                          ------------      ------------      ------------
                                             5,273,505         4,733,659         4,783,804

  Less:  Allowance for Depreciation          2,950,602         2,473,556         2,584,150
                                          ------------      ------------      ------------

          TOTAL PROPERTY - NET               2,322,903         2,260,103         2,199,654
                                          ------------      ------------      ------------



OTHER ASSETS

  Goodwill - Net of Amortization               151,000           160,000           163,000
  Deposits                                      13,744            13,744            13,444
                                          ------------      ------------      ------------
        TOTAL OTHER ASSETS                     164,744           173,744           176,444
                                          ------------      ------------      ------------

        TOTAL ASSETS                      $ 12,717,517      $ 16,628,772      $ 14,162,015
                                          ------------      ------------      ------------
                                          ------------      ------------      ------------


NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.


                                         (3)

                                                                       FORM 10-Q




                                          June 30,    September 30,    June 30,
                                            1996          1995           1995
                                        ------------  -------------  -----------
                                        (Unaudited)      (Note)      (Unaudited)

LIABILITIES

CURRENT LIABILITIES

  Notes Payable                        $    375,000  $  3,510,000   $  2,465,000
  Trade Accounts Payable                    303,924       855,218        546,517
  Accrued Payroll & Related Expenses        573,940     1,320,611        868,322
  Dividends Declared                           -            -            119,235
  Accrued Expenses                          234,848       353,763        195,587
  Accrued Income Taxes                         -           35,744           -
                                       ------------  ------------   ------------

         TOTAL CURRENT LIABILITIES        1,487,712     6,075,336      4,194,661
                                       ------------  ------------   ------------


DEFERRED INCOME TAXES                       159,000       159,000        106,000
                                       ------------  ------------   ------------


STOCKHOLDERS' EQUITY

  Class A, $1.00 par value;
   authorized 3,750,000 shares;
   737,984 shares outstanding (737,984
   shares at September 30, 1995 and
   737,484 shares at June 30, 1995)
   excluding 9,586 shares in treasury       737,984       737,984        737,484

  Class B, $1.00 par value;
   authorized 1,000,000 shares;
   454,866 shares outstanding
   excluding 20,667 shares in treasury      454,866       454,866        454,866
  Contributed Capital                       914,316       914,316        910,816
  Retained Earnings                       8,963,639     8,287,270      7,758,188
                                       ------------  ------------   ------------

         TOTAL STOCKHOLDERS' EQUITY      11,070,805    10,394,436      9,861,354
                                       ------------  ------------   ------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY          $ 12,717,517  $ 16,628,772   $ 14,162,015
                                       ------------  ------------   ------------
                                       ------------  ------------   ------------



                                         (4)

                                  HICKOK INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED JUNE 30,
                                     (Unaudited)

                                                     1996             1995
                                                  ------------     ------------
Cash Flows from Operating Activities:
  Cash received from customers                   $ 22,160,688     $ 22,115,490
  Cash paid to suppliers and employees            (17,621,500)     (21,204,955)
  Interest paid                                      (141,344)         (68,082)
  Interest received                                     3,584            2,630
  Income taxes paid                                  (530,344)      (1,198,420)
                                                 ------------     ------------

     Net Cash Provided by (Used in)
         Operating Activities                       3,871,084         (353,337)

Cash Flows from Investing Activities:
  Capital expenditures                               (279,846)        (722,601)
  Purchase of Beacon Gage assets                     (647,103)           -
                                                 ------------     ------------

     Net Cash Used in Investing
         Activities                                  (926,949)        (722,601)

Cash Flows from Financing Activities:
  Change in short-term borrowing                   (3,135,000)       1,235,000
  Purchase of Class B shares                            -              (77,752)
  Sale of Class A shares under option                   -                3,460
  Dividends paid                                     (119,285)        (209,372)
                                                 ------------     ------------

     Net Cash (Used in) Provided by
         Financing Activities                      (3,254,285)         951,336
                                                 ------------     ------------

Net (decrease) in cash and
  cash equivalents                                   (310,150)        (124,602)

Cash and cash equivalents at beginning
  of year                                             696,425          401,291
                                                 ------------     ------------

Cash and cash equivalents at end
  of third quarter                               $    386,275     $    276,689
                                                 ------------     ------------
                                                 ------------     ------------




See Notes to Consolidated Financial Statements.





                                         (5)

                                                                       FORM 10-Q


                                                      1996             1995
                                                ------------       -----------

Reconciliation of Net Income to Net
  Cash Provided by Operating Activities:

  Net Income                                   $    795,654       $ 1,265,148

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 486,046           431,488
      Non-cash compensation charge
        related to stock options                       -               28,908
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                           2,240,278         1,116,155
        Decrease (Increase) in inventories        1,894,307        (2,426,564)
        Decrease (Increase) in prepaid
             expenses                               (92,577)         (184,622)
        Increase (Decrease) in trade
             accounts payable                      (551,294)            4,494
        Increase (Decrease) in accrued
             payroll and related expenses          (746,671)         (296,686)
        Increase (Decrease) in accrued
             expenses                              (118,915)          (39,494)
        Increase (Decrease) in accrued
             income taxes                           (35,744)         (252,164)
                                               ------------       -----------

          Total Adjustments                       3,075,430        (1,618,485)
                                               ------------       -----------
          Net Cash Provided by (Used in)
            Operating Activities               $  3,871,084       $  (353,337)
                                               ------------       -----------
                                               ------------       -----------


      NON-CASH FINANCING ACTIVITY:

        Dividends declared                     $      -           $   119,235
                                               ------------       -----------
                                               ------------       -----------



                                         (6)

                                                                       FORM 10-Q

                                 HICKOK INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    JUNE 30, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                              June 30,       Sept. 30,       June 30,
                                1996           1995            1995
                             -----------    -----------    -----------

    Components              $ 2,195,844    $ 2,488,711    $ 1,804,452
    Work-in-Process           1,380,424      2,651,577      2,912,014
    Finished Product          1,837,720      1,780,904      1,554,500
                            -----------    -----------    -----------

                            $ 5,413,988    $ 6,921,192    $ 6,270,966
                            -----------    -----------    -----------
                            -----------    -----------    -----------

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


                                         (7)

                                                                       FORM 10-Q

    Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 53,850 Class A shares were outstanding at June 30, 1996 (39,800 shares at September 30, 1995 and 40,300 shares at June 30, 1995) at prices ranging from $2.925 to $17.25 per share. Options for 14,050 shares and 7,200 shares were granted during the three month period ended December 31, 1995 and December 31, 1994 respectively, at a price of $17.25 and $6.92 per share respectively, all options are exercisable. During the second quarter period ended March 31, 1995, options for 500 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $540. No other options were granted or exercised during the three or nine month periods presented under the Employee Plans.

    On February 23, 1995 the Board of Directors adopted, and shareholders subsequently approved at the Company's Annual Meeting held on February 21, 1996, the 1995 Outside Directors Stock Option Plan (the "Directors Plan"). The Director's Plan provides for the automatic grant of options to purchase up to 30,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 18,000 Class A shares were outstanding at June 30, 1996 (12,000 shares at September 30, 1995 and June 30, 1995) at prices ranging from $16.125 to $18.00 per share. Options for 6,000 shares and 12,000 shares were granted under the Director's Plan during the three month period ended March 31, 1996 and March 31, 1995 respectively, at a price of $16.125 and $18.00 per share respectively. All options under the Directors Plan become fully exercisable on February 23, 1999.

    Unissued shares of Class A common stock (526,716 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan.

    The Company paid a $.10 per share special dividend on its Class A and Class B common shares on January 25, 1996 to shareholders of record January 3, 1996. The Company paid a $.10 per share special dividend on its Class A and Class B common shares on July 10, 1995 to shareholders of record June 19, 1995. A special dividend of $.175 per share on Class A and Class B common shares was paid on January 25, 1995 to shareholders of record January 3, 1995.


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


                                         (9)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations, Third Quarter (April 1, 1996 through June 30, 1996)
                  Fiscal 1996 Compared to Third Quarter Fiscal 1995
   --------------------------------------------------------------------------

Product sales for the quarter ended June 30, 1996 were $4,897,367 versus $5,369,386 for the quarter ended June 30, 1995. The 8.8% decrease in product sales in the current quarter is volume related and due primarily to a $596,000 drop in fastening systems sales. Fastening systems sales in last year's third quarter were a record.

Service sales for the quarter ended June 30, 1996 were $1,209,266 versus $1,588,740 for the quarter ended June 30, 1995. The 23.9% decrease during the current quarter was volume related and due equally to a reduction in diagnostic service revenue and a drop in technical training revenue. This loss of training revenue will continue for the remainder of the fiscal year.

Cost of products sold in the third quarter of fiscal 1996 was $3,104,840 or 63.4% of product sales as compared to $3,118,230 or 58.1% of product sales in the third quarter of 1995. This change in the cost of products sold percentage was due primarily to a change in product mix. The cost of products sold is expected to improve in the last quarter of fiscal 1996 due to a change in product mix.

Cost of services sold for the quarter ended June 30, 1996 was $974,577 or 80.6% of service sales as compared to $1,233,171 or 77.6% of service sales in the quarter ended June 30, 1995. The change in the cost of services sold percentage was due to an increase in labor costs relative to a large service contract involving significant price competition.

Product development expenses were $893,467 in the third quarter of fiscal 1996 or 18.2% of product sales as compared to $828,443 or 15.4% of product sales in the third quarter of fiscal 1995. The absolute dollar increase in the second quarter of fiscal 1996 is due primarily to a budgeted increase in new product development costs, and costs incurred to enhance the Company's existing products, both of which are expensed when incurred. The level of expenditures incurred during the third quarter of fiscal 1996 is expected to continue for the last quarter of fiscal 1996.

Operating expenses were $950,050 or 15.6% of total sales versus $1,114,728 or 16.0% of total sales for the same period a year ago. The absolute dollar decrease is due primarily to a reduction in profit sharing bonus expense.

Interest expense was $22,889 in the third quarter of fiscal 1996, which compares with $51,917 in the third quarter of fiscal 1995. This was caused by lower short-term borrowing in the third quarter versus the same period a year ago due to lower working capital requirements. The level of interest expense incurred during the current quarter is expected to continue for the last quarter of the fiscal year.

Other income includes $20,619 of rental income from a sublease of excess space during the current and prior year third quarter.


                                         (10)

                                                                       FORM 10-Q

Net income of $122,468 earned in the third quarter of fiscal 1996 compares with $391,021 in 1995. This decrease was due primarily to a decrease in product sales and to an increase in cost of products sold.

Unshipped customer orders as of June 30, 1996 were $6,022,000 versus $9,053,000 at June 30, 1995. The decrease was primarily due to $1,495,000 of lower fastening systems customer orders during the current quarter and to $1,616,000 of lower orders for automotive diagnostic equipment. The reduction in fastening systems orders mirrors what has occurred in each of the last two quarters and is indicative of the fact that fastening systems orders in the first nine months of fiscal 1995 were at record levels. It is expected that the quarter-to-quarter comparison of fastening systems backlog will stabilize in the fourth quarter of the current fiscal year. The reduction in automotive diagnostic equipment orders is due primarily to timing differences.


                Results of Operations, Nine Months Ended June 30, 1996
                     Compared to Nine Months Ended June 30, 1995
             ------------------------------------------------------

Product sales for the nine months ended June 30, 1996 were $15,943,879 versus $16,448,824 for the same period in fiscal 1995. The decrease is due primarily to a $4.8 million reduction in fastening systems product sales, which was partially offset by a $3.9 million increase in sales of automotive diagnostic instruments.

Service sales for the nine months ended June 30, 1996 were $3,976,531 compared with $4,550,511 for the same period in fiscal 1995. The 12.6% decrease during the current nine-month period was volume related and due primarily to a $400,000 drop in technical training revenue. This loss of training revenue will continue for the remainder of the fiscal year.

Cost of products sold was $9,608,886 or 60.3% of product sales as compared to $10,128,765 or 61.6% of product sales for the nine months ended June 30, 1995. This change in the cost of products sold percentage was due primarily to a change in product mix of automotive diagnostic products.

Cost of services sold was $3,457,385 or 86.9% of service sales compared with $3,702,525 or 81.4% of service sales for the nine months ended June 30, 1995. The change in the cost of services sold percentage was due to an increase in labor costs relative to a large service contract involving significant price competition.

Product development expenses were $2,794,264 or 17.5% of product sales as compared to $2,234,531 or 13.6% of product sales for the nine months ended June 30, 1995. The higher level of expenditures is expected to continue for the remainder of fiscal 1996 and represents a budgeted increase in new product development costs and costs incurred to enhance the Company's existing products. Both costs are expensed when incurred.


                                         (11)

                                                                       FORM 10-Q

Operating expenses were $2,792,100 for the nine months ended June 30, 1996 or 14.0% of total sales versus $2,872,428 or 13.7% of total sales for the nine months ended June 30, 1995. The absolute dollar decrease represents a reduction in profit sharing bonus expense.

Interest expense was $123,359 for the nine months ended June 30, 1996, and $80,939 for the same period in 1995. This increase was due to increased borrowing to support higher working capital levels during the first six months of fiscal 1996.

Other income includes $61,856 of rental income from a sublease of excess space during the first nine months of fiscal 1996 and fiscal 1995.

Net income of $795,654 or 4.0% of total sales for the nine months ended June 30, 1996 compares with net income of $1,265,148 or 6.0% of total sales for the nine months ended June 30, 1995. The decrease was due primarily to higher product development expenses incurred during the current period and to the $1.1 million reduction in total sales.


                           Liquidity and Capital Resources
                           -------------------------------

Total current assets were $10,229,870, $14,194,925 and $11,785,917 at June 30,
1996, September 30, 1995 and June 30, 1995, respectively. The decrease from June to June was due to a combined $1.8 million drop in accounts receivable and inventory. The decrease along with earnings retention was used to reduce notes payable and trade accounts payable by $2.3 million in total. The decrease in accounts receivable is due to lower sales in the current quarter versus a year ago. The decrease in inventory represents a reduction in requirements due to lower backlog. Between June 1996 and September 1995 current assets dropped by $4.0 million due primarily to decreases in accounts receivable and inventory. The decrease in accounts receivable was due to lower sales in the current quarter versus the quarter ended September 30, 1995. The decrease in inventory was due to a scheduled large shipment that occurred in the first quarter of fiscal 1996. The overall decrease in both accounts receivable and inventory along with earnings retention were used to reduce current liabilities from $6,075,336 at September 30, 1995 to $1,487,712 at June 30, 1996.

Working capital as of June 30, 1996 amounted to $8,742,158. This compares to $7,591,256 a year earlier. Current assets were 6.9 times current liabilities and total cash and receivables were 3.0 times current liabilities. These ratios compare to 2.8 and 1.2, respectively, at June 30, 1995.

Internally generated funds of $3,871,084 during the nine months ended June 30, 1996 were adequate to fund the Company's primary non-operating cash requirement, consisting of capital expenditures which amounted to $279,846. In addition, internally generated funds were also adequate to fund the purchase in January 1996 of $647,103 of assets of the Beacon Gage Division of Maradyne Corporation.


                                         (12)

                                                                       FORM 10-Q

Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its anticipated capital expenditures through the end of fiscal 1997.

Shareholders' equity during the nine months ended June 30, 1996 increased by $676,369 ($.57 per share) resulting from $795,654 of net income, less $119,285 payment of dividends.

In February, 1996, the Company amended its credit agreement with its financial lender. The agreement provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. In addition, a supplemental $2,000,000 was provided on the same terms and conditions, except that the supplemental amount matures in December, 1996.


PART II.  OTHER INFORMATION

ITEMS 1 through 5:  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein: (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  August 7, 1996                              HICKOK INCORPORATED
     ----------------------                       -------------------
                                                      (Registrant)



                                       /s/ E. T. Nowakowski
                                       -----------------------------------------
                                       E. T. Nowakowski, Chief Financial Officer


                                         (13)