Form 10-K
period 1996-09-30
HICKOK INC
filed 1996-12-20
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended               September 30, 1996
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       Not Applicable      to      Not Applicable
                              ---------------------------   --------------------

Commission file number                  0-147
                      ----------------------------------------------------------

                               HICKOK INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                         34-0288470
----------------------------------------------      ---------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

 10514 Dupont Avenue, Cleveland, Ohio                       44108
------------------------------------------      -------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (216) 541-8060
                                                    ---------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  As of December 13, 1996, the Registrant had 737,984 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 668,086 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 13, 1996, based on the mean ($10.25 per share) between the bid and asked prices in the over-the-counter market (most recent bid and asked prices being as of December 13, 1996), the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $6,847,882. There is no trading market in the shares of Class B Common Stock.

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Documents Incorporated by Reference:
                      ------------------------------------

                                              Document Incorporated by
          Part of Form 10-K                           Reference
          -----------------                   ------------------------

          Part III (Items 10,                 Portions of the Registrant's
            11, 12 and 13)                      Definitive Proxy Statement to
                                                be used in connection with its
                                                Annual Meeting of Shareholders
                                                to be held on February 19, 1997.

                  Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 1996.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

General Development of Business
-------------------------------

                  Hickok Incorporated was organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its wholly-owned subsidiary. Previously inactive subsidiaries were dissolved during fiscal 1993.

                  In February 1995 the shareholders approved a change in the Company's name to Hickok Incorporated from The Hickok Electrical Instrument Company. The former name was not representative of the Company's current products and markets and may have conveyed an inaccurate image of the Company to customers, prospects and investors. For those reasons the name change was made.

                  The Company is primarily involved in providing products and services to original equipment manufacturers within the transportation industry. The major market served is automotive. Other markets with which the Company is involved include aircraft, locomotive and marine markets.

                  As for the products the Company supplies to the transportation industry, for many years the Company has developed and produced precision indicating instruments for aircraft, locomotive and general industrial applications. In recent years the Company has adapted this expertise to become a leader in the development of electronic diagnostic equipment for the automotive market. Production of diagnostic test equipment is now one of the Company's largest product classes.

                  The Company has made several acquisitions in two of the last three fiscal years as part of a strategic program to expand both its customer base and its product line using its existing expertise. A new product and customer for the automotive market was added in February, 1994 when the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The fastening business provides computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. General Motors is the major customer for the Company's fastening systems products. The fastening systems business was fully integrated into Hickok's operations by June, 1994. This product has become a significant part of the Company's total business.

                  In January, 1996 the Company added new products and customers within the instrumentation area with the acquisition of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The gauge business was integrated into Hickok's operations by May, 1996.

                  In addition to its products, the Company also provides various services to the transportation industry generally and to the automotive market in particular. These services have become a very important component of the Company's business and were developed because of the Company's close working relationship with Ford Motor Company in the development of diagnostic tools to service engines and other electronic systems in Ford automobiles. The Company develops software for its own diagnostic tools used by Ford and assists in supporting the overall Ford diagnostic system. This support primarily consists of providing software specifications and technical writing for the engine, body chassis and electrical systems. In addition, the Company supports the development of data bases used to track information generated from Ford's diagnostic system. Finally, the Company provides telephone hotline information to assist technicians who diagnose Ford vehicles in the dealership.

                  Finally, in the service area, the Company provides support services to Ford Motor Company relating to the development of training curriculums for automotive technicians and others. The specific application relates to the use of diagnostic equipment, primarily Hickok equipment, on automobiles. The Company also provides technical training to automotive technicians relating to the use of diagnostic equipment on automobiles and on the various components being diagnosed. This training is provided at customer sites and was implemented largely as a result of the Company's involvement with Ford Motor Company.

                  The Company's operations are currently concentrated in the United States. Sales are primarily to domestic customers although the Company also makes sales to international customers on a world-wide basis. Because its international presence is growing, the Company established international representation in the sales and service area during fiscal 1995.

Description of Business
-----------------------

         Products and Services
         ---------------------

                  The Company operates in one major industry segment: instrumentation and controls products for the transportation industry.

                  The Company designs, manufactures and markets instruments used to diagnose problems and to support the servicing of automotive electronic systems. These products are sold primarily to original equipment manufacturers but also to the aftermarket using jobbers, wholesalers and wagon distributors. The Company has increased its marketing efforts in order to expand the aftermarket business. The aftermarket currently accounts for less than 5% of automotive diagnostic tool sales.

                  As a result of the acquisition of the fastening systems business in February, 1994, the Company designs and manufactures instrumentation used to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality threading applications. The equipment is sold primarily to original equipment manufacturers in the automotive market.

                  In addition, the Company specializes in the development, manufacture and marketing of precision indicating instruments used in aircraft, locomotives and other applications. Within the aircraft market, the Company sells its instruments primarily to manufacturers of business and pleasure aircraft.

                  Within the service area the Company develops software and designs systems that are used to develop diagnostic strategies involving automotive electronic systems. The Company also supports the development of training curriculums applicable to servicing electronic systems. Finally, the Company provides diagnostic equipment training both domestically and internationally to automotive service technicians.

                  Revenue by class of product/service is shown in the table below.

                                         1996          1995          1994
                                         ----          ----          ----

Automotive Diagnostic Instruments    $13,658,000    $10,476,000    $10,789,000
Automotive Diagnostic Service/
         Training                      4,782,000      5,749,000      6,337,000
Fastening Systems                      5,023,000     10,652,000      2,652,000
Other product classes                  2,708,000      2,191,000      2,493,000
                                     -----------    -----------    -----------
                                     $26,171,000    $29,384,000    $22,491,000

         New Products/Services
         ---------------------

                  There were numerous products under development during fiscal 1996. Within the automotive diagnostic instrument area, the PDR (portable data recorder) and the Audio VIM (vehicle interface module) were in final development stages. The PDR is an accessory that can be attached to a customer's vehicle to diagnose intermittent problems. The Audio VIM is an accessory to the New Generation STAR tool (NGS) that helps diagnose problems in Ford audio systems. The Company anticipates that both products will be introduced to Ford dealers in North America in fiscal 1997. This represents a one-year delay to initial expectations. Not delayed was the introduction during fiscal 1996 of the NGS unit to Mazda dealers in Europe and to Ford and Mazda dealers in Asia and the Far East.

                  Within the fastening systems area, the Pro-Spec 1000 was in final development in fiscal 1996 with initial orders expected in the first quarter of fiscal 1997. The Pro-Spec is a single tool control product with a market potential that is greater than large networked systems currently being sold.

                  Within the indicating instrument area, the acquisition of Beacon Gage in January, 1996 added new products consisting of pressure gauges used in locomotives and transit cars, primarily on a replacement basis. Limited delivery began in March, 1996 with full-scale operations in effect two months later. Final development of the DIGILOG series of instruments for the aircraft market was completed with initial orders expected in early fiscal 1997, a delay of almost one year from initial expectations. The solid state indicator continued under development with product availability anticipated in late fiscal 1997.

                  During fiscal 1996 the Company began sales of its Watchdog 2000, a secondary ignition analyzer for large non-automotive internal combustion engine users. The initial sale was to a company in the natural gas distribution industry. This product currently accounts for less than 15% of "other product class" sales. A smaller, portable version of the Watchdog 2000 began development in fiscal 1996 with expected availability in mid-fiscal 1997.

                  A major new development in fiscal 1995 was the growth of the fastening systems product which was added by way of acquisition in mid-fiscal 1994. The acquisition was a strategic move to diversify both the customer base and the product line using existing engineering and manufacturing expertise. Fastening systems accounted for $10,652,000 in revenue in fiscal 1995 due to the sale of several large networked systems to General Motors Corporation.

                  There were several new market and product developments in fiscal 1995 within the diagnostic instrument area. The NGS tool was introduced for the first time to Ford dealers in Australia, South America and South Africa. A new product, the End-of-Line (EOL) unit was installed at a Ford and Mazda assembly plant in Mexico and Michigan respectively. The EOL unit performs the final test of an automobile's various electronic systems as the vehicle exits the assembly line. A similar unit is currently being developed for at least one other vehicle manufacturer. Another new product that began development in fiscal 1995 is an electrical vehicle controller to be used by an OEM currently involved in building several thousand electric vehicles for fleet use. These controllers are expected to be available in fiscal 1997.


                  Development of the analog/digital indicator for the aircraft market continued during fiscal 1995. Acceptance of this product in the industry should allow for significant market expansion of the indicator product class. Another new indicator that began development in fiscal 1995 is the solid state indicator which uses an electronic liquid crystal device to display data. The product's long life and light weight make it attractive. Finally, a secondary ignition analyzer for large, non-automotive internal combustion engine users was introduced in late fiscal 1995. Orders for the Watchdog 2000 Secondary Ignition Monitor were received as expected in fiscal 1996.

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

         Sources and Availability of Raw Materials
         -----------------------------------------

                  Raw materials essential to the business are acquired primarily from a large number of U. S. manufacturers. Materials acquired from the electronic components industry include transistors, integrated circuits, resistors, capacitors, switches, potentiometers and fabricated metal or plastic parts. In general, the required materials are available, if ordered with sufficient lead times, from multiple sources at current prices.

         Importance of Patents, Licenses, Franchises, Trademarks and Concessions
         -----------------------------------------------------------------------

                  The Company presently has several patents and patent applications which relate to certain of its products. It does not consider that any one patent or group of patents is material to the conduct of its business as a whole and believes that its position in the industry is dependent upon its present level of engineering skill, research, production techniques and service rather than upon its ownership of patents. Other than the name "Hickok", the Company does not have any material licenses, trademarks, franchises or concessions.

         Seasonality
         -----------

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

         Practices Relative to Working Capital Items
         -------------------------------------------

                  The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

         Dependence Upon Single or Few Customers
         ---------------------------------------

                  During the fiscal year ended September 30, 1996, sales to Ford and General Motors Corporation accounted for approximately 52% and 19% respectively of the consolidated sales of the Company. This compares with 50% and 37% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

         Backlog
         -------

                  At September 30, 1996, the unshipped customer order backlog totaled

$3,867,000 in contrast to $4,337,000 at September 30, 1995 and $9,385,000 at
September 30, 1994. The decrease in fiscal 1996 relative to fiscal 1995 is due to lower orders for fastening systems products and to the loss of a contract to provide technical training to Ford dealer technicians. The decrease in fiscal 1995 relative to fiscal 1994 is largely due to lower orders for fastening systems products. The fastening business was acquired in mid-fiscal 1994 and an extraordinarily large order for $5.5 million was booked late in the year. At the end of fiscal 1995 backlog for fastening products was $1.1 million.

         Government Contract Renegotiation
         ---------------------------------

                  No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

         Competitive Conditions
         ----------------------

                  The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the companies with which the Company competes have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as SPX Corporation, Hewlett-Packard and Vetronix which dominate the total available market in terms of total sales. With regard to fastening systems products, competition comes from both companies that make the equipment to control fastening tools and from tool makers themselves. Specific companies include Beta Tech, Atlas Copco, and Stanley. Hickok is a major supplier in the high end market consisting of multi-spindle fastening system control systems. The instrumentation industry is composed primarily of companies which specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field should be gauged in the area of smaller specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

         Research and Development Activities
         -----------------------------------

                  The Company expensed when incurred product research and development costs of $3,740,003 in 1996, $3,550,450 in 1995 and $2,145,073 in
1994. These expenditures included engineering product support, support for development of diagnostic system manuals and research and development for fastening systems products.

         Compliance with Environmental Provisions
         ----------------------------------------

                  The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

         Number of Persons Employed
         --------------------------

                  Total employment by the Company at September 30, 1996 was 315 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

         Financial Information Concerning Foreign and Domestic Operations and
         --------------------------------------------------------------------
         Export Sales
         ------------

                  During the fiscal year ended September 30, 1996, all manufacturing, research and development and administrative operations were conducted in the United States. Revenues derived from export sales approximated $574,000 in 1996, $887,000 in 1995 and $538,000 in 1994. Shipments to Canada
make up the majority of export sales.

ITEM 2.  PROPERTIES
-------------------

                  During fiscal 1996, the Company had facilities in the United States as shown below:

                                                                             Owned or
Location                 Feet       Description                               Leased
--------                 ----       -----------                               ------

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

Farmington               3,800   One-story modern concrete                    Leased through
Hills,                           block construction, used                     1999.
Michigan                         for training and publishing.


                  Management believes that the Mississippi and Michigan facilities are adequate to provide for current and anticipated business. In fiscal 1997 the Company plans a modest expansion of the Cleveland facility to improve operating efficiencies. This expansion was anticipated to occur in fiscal 1996 but zoning and other changes delayed the project for over a year.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

                  The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                  Not Applicable.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT*
-----------------------------------------------

                  The following is a list of the executive officers of the Company as of September 30, 1996. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Bauman was elected Chairman by the Board of Directors in July 1993. He has been President since 1991. For at least five years prior to 1991 he held the office of Vice President. Mr. Nowakowski was elected Vice President, Finance and Chief Financial Officer by the Board of Directors in December, 1993. He joined the Company in July, 1993 and, for at least five years prior to 1993, was a Vice President with Huntington National Bank in Cleveland, Ohio.

       Office                        Officer                            Age
       ------                        -------                            ---

Chairman, President and            Robert L. Bauman                      56
Chief Executive Officer

Vice President, Finance            Eugene T. Nowakowski                  53
and Chief Financial
Officer

                  *The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------
         MATTERS
         -------

                  a)  Market Information
                      ------------------

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


                         Bid Prices for the Years Ended:
                         -------------------------------

                     September 30, 1996      September 30,1995
                     ------------------      -----------------
                     High          Low       High           Low
                     ----          ---       ----           ---

First Quarter        21 1/2        16 1/2    17             11 1/4
Second Quarter       18            16        17             13 1/2
Third Quarter        16 1/2        13        20 1/2         17
Fourth Quarter       13 1/2        12        22             18

                  Source of quotations:  NASDAQ.
                  Data adjusted for a 2 for 1 stock split in April, 1995.

                  b)  Holders
                      -------

                  As of December 13, 1996, there were approximately 596 holders of record of the Company's outstanding Class A Common Shares and approximately 5 holders of record of the Company's outstanding Class B Common Shares.


                  c)  Dividends
                      ---------

                  On December 12, 1996 the Board of Directors of the Company declared a special dividend of $.20 per share on its Class A and Class B Common Shares, payable on January 24, 1997 to holders of record on January 3, 1997. The Company paid special dividends of $.10 per share on its Class A and Class B Shares on each of January 25, 1996 and July 10, 1995. On January 25, 1995 the Company paid a special dividend of $.175 per share on its Class A and Class B Common Shares. On January 24, 1994 the Company paid a special dividend of $.15 per share on its Class A and Class B Common Shares. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

  ITEM 6.  SELECTED FINANCIAL DATA
  --------------------------------

                                                           For the years ended September 30
                                                           --------------------------------

                                 1996             1995              1994             1993              1992
                                 ----             ----              ----             ----              ----

                                           (In Thousands of Dollars, except per share amounts)

     Net Sales                 $26,171          $29,384           $22,491          $20,876           $18,406
                               =======          =======           =======          =======           =======

     Net Income                $   960          $ 1,794           $ 1,556          $ 1,524           $ 1,241
                               -------          =======           =======          =======           =======

     Working Capital           $ 8,625          $ 8,120           $ 6,991          $ 6,062           $ 5,181
                               =======          =======           =======          =======           =======

     Total Assets              $13,981          $16,629           $12,500          $11,149           $10,341
                               =======          =======           =======          =======           =======

     Long-term Debt                  -                -                 -                -                 -
                               =======          =======           =======          =======           =======

     Total Stockholders'

         Equity                $ 11,235         $10,394           $ 8,735          $ 7,338           $ 6,552
                               ========         =======           =======          =======           =======

     Net Income Per Share      $    .80         $  1.50           $  1.31          $  1.27           $  1.02
                               ========         =======           =======          =======           =======

     Dividends Declared
          Per Share:

          Class A              $   .10          $   .275          $   .15          $   .125          $  .075
          Class B              $   .10          $   .275          $   .15          $   .125          $     -

     Stockholders' Equity

          Per Share:           $  9.42          $  8.71           $  7.43          $  6.32           $  5.38

     Return on Sales              3.7%             6.1%              6.9%             7.3%              6.7%

     Return on Assets             6.3%            12.3%             13.2%            14.2%             13.7%

     Return on Equity             8.9%            18.8%             19.4%            21.9%             20.8%

     Closing Stock Price (ask) $ 13.00          $ 23.00           $ 12.75          $  9.50           $  8.75

     Note:  Share data adjusted for a 2 for 1 stock split in April 1995.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

         Introduction
         ------------

                  Hickok has had a long established reputation as a leader in the development and manufacture of high technology precision indicating instruments for aircraft, locomotive and general industrial applications. The Company has also been recognized as an authority in the design and implementation of electronics circuitry. In addition, the Company has considerable experience in technical training and vocational education, developing training courses and manuals for instruction of technical skills.

                  In recent years these areas of expertise have combined to make the Company one of the leaders in automotive electronics diagnostic technology. Hickok designs and manufactures diagnostic tools which enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles. Furthermore, Hickok develops diagnostic strategies and assists in supporting the overall diagnostic system for Ford Motor Company. These services are provided by Hickok personnel housed in a Ford facility in Allen Park, Michigan, a Detroit suburb. In addition, Hickok develops instructional programs for Ford and trains automotive technicians in the use of electronic diagnostic tools and systems. The training and program development functions are generated both out of the Cleveland, Ohio headquarters and out of a leased facility in Farmington Hills, Michigan.

                  In January, 1996 the Company completed its second acquisition in three years with the purchase of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The purchase added new products and customers within Hickok's instrumentation market. The gauge business was fully integrated into Hickok's operations by May, 1996.

                  In February, 1994 the Company added a new product for the automotive market by acquiring the fastening systems business from Allen-Bradley Company, Inc. This was part of a strategic program to expand both the Company's customer base and its product line using existing expertise. The new business provides computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. The fastening systems business was fully integrated into Hickok's operations by June, 1994 and made a positive contribution to the Company's operations in the past three fiscal years. This product class has become a major part of the Company's total business.

                  The timing of order releases in the Company's automotive diagnostic test equipment business often creates wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. The same situation applies to the Company's recently acquired fastening systems products. Orders for such equipment frequently are relatively large and subject to customer release. The result can be substantial variations in quarterly sales and earnings. For example, fiscal 1996 first quarter net income of $301,764, or $.25 per share, represented 31.4% of the year's total net income. In fiscal 1995 fourth quarter net income of $529,082, or $.44 per share, represented 29.5% of the year's total net income. More dramatic results occurred in fiscal 1994 when fourth quarter net income of $813,819, or $.68 per share, represented 52.3% of the year's total net income. The Company's contracts are subject to customer release, and although historically the fourth quarter has accounted for a larger portion of sales and net income, there can be no assurance that the Company's customers will continue to authorize release of contracts during the fourth quarter of future fiscal years. The Company is not aware of any seasonal factors which lead to its customers' release of orders.

                  Short-term earnings also can be affected by increases in expenditures for product development, which has become increasingly significant to the Company's operations in the last two fiscal years.

                  The Company's order backlog as of September 30, 1996 totaled $3,867,000 as compared to $4,337,000 as of September 30, 1995 and $9,385,000 as
of September 30, 1994. The decrease in fiscal 1996 relative to fiscal 1995 is due to lower orders for fastening systems products and to the loss of a contract to provide technical training to Ford dealer technicians. The decrease in fiscal 1995 relative to fiscal 1994 is largely due to orders for fastening systems products. This business was acquired in mid-fiscal 1994 and an extraordinarily large order for $5.5 million was booked late in the year. At the end of fiscal 1995 backlog for fastening products was $1.1 million.

         Results of Operations
         ---------------------

                  Sales for the fiscal year ended September 30, 1996 declined to $26,171,461, a decrease of approximately 11% from fiscal 1995 sales. This decrease in sales is almost totally volume-driven and is attributable to lower sales in both the product and service categories. In the product category, sales of fastening systems products dropped $5,629,000 or 53% which was partially offset by a $3,182,000 or 30% increase in automotive diagnostic instrument sales and by a $401,000 or 27% increase in indicator sales. Despite the drop in fastening systems revenue, current sales of $5,023,000 in fiscal 1996 reflect a more typical sales level for this product as compared with sales in fiscal 1995 of $10,652,000 which were a record that was caused in part by an extraordinarily large $5.5 million order booked in late fiscal 1994. Sales of automotive diagnostic instruments increased 30% in fiscal 1996 due to sales of NGS units to Mazda dealers outside of North America and to Ford dealers throughout the world, exclusive of Europe. The increase in indicator sales resulted from the Beacon Gage acquisition in January, 1996. In the service category, the decrease of $927,000 or 15% was due primarily to the loss of a contract to provide technical training to Ford dealer service technicians. The contract was lost because Ford consolidated suppliers in this area. This contract had a negative effect on the Company's service sales beginning in the middle of the Company's second fiscal quarter.

                  Sales for the fiscal year ended September 30, 1995 rose to $29,384,191, an increase of approximately 31% from fiscal 1994 sales. This increase in sales is almost totally volume-driven and is attributable to significantly higher sales of fastening systems products. Sales of fastening systems products increased $8,316,000 which more than offset both a 5% volume decrease in product sales other than fastening products and an 11% decrease in service sales, almost all of which was volume-related.

The level of automotive diagnostic instrument sales experienced in fiscal 1996 should continue into fiscal 1997 based on continuing development of existing and new products and the continued expansion into international markets. Fastening system sales are expected to increase slightly in fiscal 1997 due to the introduction of a new single channel control product called the Pro-Spec 1000. Initial indications are that the product is well positioned in the market. The sales increase experienced in fiscal 1996 by indicators is expected to continue into 1997 due to a full year of Beacon Gage sales. The level of service sales experienced in fiscal 1996 may decline approximately 5% in fiscal 1997 since the loss of a training contract in fiscal 1996 will not be completely replaced by new sources of service revenue.

                  Cost of products sold during fiscal 1996 amounted to $12,700,245 or 60.5% of net product sales. For fiscal 1995 the cost of products sold amounted to $13,975,800 or approximately 60.0% of net product sales and for fiscal 1994 the cost of products sold amounted to $9,050,256 or approximately 58.0% of net product sales. The slight increase in the percentage of cost of products sold relative to product sales between fiscal 1995 and fiscal 1994 was due to product mix. The increase in cost of products sold as a percentage of net product sales between fiscal 1995 and fiscal 1994 was due to higher costs of fastening product sales relative to other product sales.

                  Cost of services sold during fiscal 1996 amounted to $4,343,794 or 84.1% of net service sales. In fiscal 1995 the figure was $4,909,962 or 80.6% and in fiscal 1994 the figure was $5,148,767 or 74.8%. The increase in cost of services sold as a percentage of net service sales between fiscal 1996 and fiscal 1995 resulted primarily from a significant amount of large quantity contracts involving significant price competition. The increase in cost of services sold as a percentage of net service sales between fiscal 1995 and fiscal 1994 was caused primarily by the inability to reduce costs of services sold to the same extent as service sales volume decreased.

                  The percentage of cost of products sold relative to net product sales in fiscal 1997 is expected to improve slightly based on cost control measures already implemented and on projected product mix. The percentage of cost of services sold relative to net service sales is expected to stabilize at the figures experienced in fiscal 1996 based on cost control measures already implemented.

                  Fiscal 1996 net income amounted to $959,875, or $.80 per share, a decrease of $834,355, or 46.5% from fiscal 1995 net income of $1,794,230, or $1.50 per share. The decrease in net income was due primarily to a decrease in sales and, to a lesser extent, to an increase of $189,553 in product development expenditures and to a $236,000 or .9% increase in the cost of products and services sold on an combined basis. Fiscal 1995 net income increased by $237,927 or 15.3% over fiscal 1994 net income of $1,556,303, or $1.31 per share, due to an increase in sales and, to a lesser extent, to a reduction in the effective tax rate compared to the prior year.

                  During fiscal 1996 new product development expenditures amounted to $3,740,003 which represented a 5% increase over fiscal 1995 expenditures of $3,550,450. The increase is attributable to engineering and development of two new products, the Pro-Spec 1000 and a portable secondary ignition analyzer. The Pro-Spec 1000 is a fastening systems new single spindle control product to be introduced in early 1997. The portable version of the Watchdog 2000 is for use by large, non-automotive internal combustion engine users and initial sales are expected in fiscal 1997. Product development expenditures in fiscal 1995 of $3,550,450 were 66% higher than the $2,145,073 spent in fiscal 1994. Approximately 60% of the increase was attributable to engineering and development of existing fastening systems products. The balance was spent in developing new products across the Company's other product classes. It is anticipated that the amount spent on product development in fiscal 1996 will remain at that level in fiscal 1997.

                  Marketing and administrative expense amounted to $3,944,962, or approximately 15.1% of net sales in fiscal 1996; $4,189,263, or approximately 14.3% of net sales in fiscal 1995; and $3,656,136, or approximately 16.3% of net sales in fiscal 1994. Expenditures in fiscal 1996 represented a 5.8% decrease from fiscal 1995, as compared with a 14.6% increase in fiscal 1995 over the prior fiscal year. The absolute decrease in the amount of marketing and administrative expenses between 1996 and 1995 was entirely related to lower sales in the fastening systems product class. The absolute increase between fiscal 1995 and 1994 was due to higher sales in the fastening systems business.

                  In fiscal 1996 income taxes were $478,000 and represented an effective tax rate of 33.2%. Fiscal 1995 income taxes were $976,000 and represented an effective tax rate of 35.2%. The decrease in the effective tax rate in fiscal 1996 was caused by recognizing research and development tax credits in an amount greater than what was estimated at the end of the prior year. In fiscal 1994 income taxes were $1,018,000 and represented an effective tax rate of 39.5%. The increase in the effective tax rate in fiscal 1994 related to differences in the recognition of revenue and expense for tax and financial reporting purposes. It is anticipated that the effective tax rate in fiscal 1997 will be approximately the same as the current year.

                  Interest charges were $156,440 in fiscal 1996, compared with $134,713 in fiscal 1995 and $26,116 in fiscal 1994. The increase in interest charges in fiscal 1996 compared to fiscal 1995 was caused primarily by higher borrowing by the Company under its revolving line of credit to finance increased working capital levels during the first half of the fiscal year. The increase in interest charges in fiscal 1995 compared to fiscal 1994 resulted primarily from increased borrowing by the Company under its revolving line of credit to finance increased working capital levels resulting from a 31% increase in sales.

                  Fiscal 1996 and 1995 results include other income of $151,858 and $146,227 respectively primarily due to rental income of excess space at the Company's former Lincoln Park, Michigan location. Fiscal 1996 and fiscal 1995 other income also includes approximately $50,000 and $60,000 respectively of purchased discounts. Fiscal 1994 other income of $109,373 almost totally consists of rental income of excess space.

         Liquidity and Capital Resources
         -------------------------------

                  During the fiscal year the Company's business may require relatively large inventories of both work-in-process and finished goods in order to meet anticipated delivery schedules. This was the situation at the end of fiscal 1995 when inventory was up $3,076,790 over the prior year in anticipation of significant orders for automotive product which were received and shipped in the first quarter of fiscal 1996. At the end of fiscal 1996 there was no need to build inventory resulting in a drop in inventory to $4,912,858 from $6,921,192 at the end of fiscal 1995. Nevertheless, whenever there may be a requirement to increase inventory in fiscal 1997 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $5,000,000 revolving line of credit provide sufficient liquidity to meet ongoing working capital requirements.

                  Current assets of $11,194,528 at September 30, 1996 were 4.4 times current liabilities and the total of cash and receivables was 2.3 times current liabilities. These ratios compare to 2.3 and 1.1 respectively at the end of fiscal 1995. Total current assets decreased $3,000,397 from the previous year-end primarily as a result of the above-mentioned $2,008,334 drop in inventory plus a $913,561 reduction in accounts receivable due to lower fourth quarter billings in fiscal 1996 compared to the fourth quarter of fiscal 1995. Total current liabilities dropped $3,505,561 from the previous year due primarily to a reduction in short-term financing and, to a lesser extent, to reductions in trade payables and accruals.

                  Working capital at September 30, 1996 was $8,624,753 as compared to $8,119,589 a year earlier. The increase between the two years was due to retention of earnings and the proceeds were used to reduce short-term borrowings.

                  Internally generated funds in fiscal 1996 were a positive $3,339,967 and were more than adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $546,592. The Company has no long-term debt. The primary reason for the positive cash flow from operations was a $2,297,688 decrease in inventory. In fiscal 1995 internally generated funds were a negative $646,322 which was not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $943,605. The primary reason for the negative operating cash flow was a $3,076,790 increase in inventory with the shortfall made up by a $2,280,000 increase in short-term borrowing. In fiscal 1994 internally generated funds paid for capital expenditures. The Company does not anticipate that inventory will decrease in fiscal 1997 to the same extent as occurred in fiscal 1996. Nevertheless it expects internally generated funds in fiscal 1997 from other operating activities, primarily net income, to be adequate to fund approximately $1,400,000 of capital expenditures in fiscal 1997. Included in the $1,400,000 is approximately $750,000 to be spent on the expansion of the Company's Cleveland, Ohio administrative headquarters to accommodate further growth. The balance will be spent to upgrade engineering and manufacturing equipment.

                  In February, 1996 the Company amended an existing credit agreement with its financial lender. The agreement provides for a revolving credit facility of $5,000,000 with interest at the prime commercial rate with a LIBOR option and is unsecured. At September 30, 1996, the Company had an outstanding balance of $1,375,000 under this loan facility. The revolving credit facility is subject to annual review by the Company's financial lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount may be obtained on acceptable terms.

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

         Impact of Inflation
         -------------------

                  In recent years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy prohibiting the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                  The following pages contain the Financial Statements
                   and Supplementary Data as specified for Item 8 of
                         Part II of Annual Report on Form 10-K.

                          INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



MEADEN & MOORE, Ltd.
Certified Public Accountants

November 19, 1996
Cleveland, Ohio


--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                              HICKOK INCORPORATED
                                  SEPTEMBER 30


                                     ASSETS

                                                                     1996              1995
                                                                ------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $   486,812        $   696,425
   Accounts receivable - less allowance for
      doubtful accounts of $15,000 (1996
      and 1995)                                                   5,357,634          6,271,195
   Inventories-less allowance for obsolete inventory of
      $75,825 ($60,200, 1995)                                     4,912,858          6,921,192
   Prepaid and deferred expenses                                    169,625            306,113
   Refundable income taxes                                          267,599               --
                                                                ------------------------------
         Total Current Assets                                    11,194,528         14,194,925


PROPERTY, PLANT AND EQUIPMENT:
   Land                                                             215,495            139,192
   Buildings                                                      1,472,050          1,456,390
   Machinery and equipment                                        3,404,827          3,138,077
                                                                ------------------------------
                                                                  5,092,372          4,733,659
      Less accumulated depreciation                               2,670,111          2,473,556
                                                                ------------------------------
                                                                  2,422,261          2,260,103



OTHER ASSETS:
   Goodwill-less accumulated amortization of $36,444
      ($20,000, 1995)                                               243,556            160,000
   Deferred charges (net of amortization of $30,488)                106,712               --
   Deposits                                                          13,744             13,744
                                                                ------------------------------
                                                                    364,012            173,744
                                                                ------------------------------
         Total Assets                                           $13,980,801        $16,628,772
                                                                ==============================


See notes to consolidated financial statements

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              1996                 1995
                                                                         ---------------------------------
CURRENT LIABILITIES:
   Short-term financing                                                  $  1,375,000         $  3,510,000
   Trade accounts payable                                                     360,143              855,218
   Accrued payroll and related expenses                                       769,600            1,320,611
   Accrued expenses                                                            65,032              353,763
   Accrued income taxes                                                          --                 35,744
                                                                         ---------------------------------

                      Total Current Liabilities                             2,569,775            6,075,336




DEFERRED INCOME TAXES                                                         176,000              159,000



STOCKHOLDERS' EQUITY:
  Common shares - par value $1.00:
     Class A 3,750,000 shares authorized, 747,570 shares
                  issued                                                      737,984              737,984
     Class B 1,000,000 convertible shares authorized,
                  475,533 shares issued                                       454,866              454,866
  Contributed capital                                                       1,520,111            1,520,111
  Treasury shares - 9,586 Class A shares and
                  20,667 Class B shares                                      (605,795)            (605,795)
  Retained earnings                                                         9,127,860            8,287,270
                                                                         ---------------------------------
                      Total Stockholders' Equity                           11,235,026           10,394,436
                                                                         ---------------------------------
                      Total Liabilities and Stockholders' Equity         $ 13,980,801         $ 16,628,772
                                                                         =================================


--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                              HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30

                                              1996                  1995                 1994
                                          ------------------------------------------------------
NET SALES
  Product sales                           $ 21,009,103         $ 23,294,950         $ 15,612,101
  Service sales                              5,162,358            6,089,241            6,879,177
                                          ------------------------------------------------------
      Total net sales                       26,171,461           29,384,191           22,491,278
                                          ------------------------------------------------------
COSTS AND EXPENSES:
  Cost of products sold                     12,700,245           13,975,800            9,050,256
  Cost of services sold                      4,343,794            4,909,962            5,148,767
  Product development                        3,740,003            3,550,450            2,145,073
  Marketing and administrative
      expenses                               3,944,962            4,189,263            3,656,136
  Interest charges                             156,440              134,713               26,116
  Other income                                (151,858)            (146,227)            (109,373)
                                          ------------------------------------------------------
                                            24,733,586           26,613,961           19,916,975
                                          ------------------------------------------------------
        Income before Provision
            for Income Taxes                 1,437,875            2,770,230            2,574,303


PROVISION FOR INCOME TAXES:
  Current                                      327,000            1,087,000              933,000
  Deferred                                     151,000             (111,000)              85,000
                                          ------------------------------------------------------
                                               478,000              976,000            1,018,000
                                          ------------------------------------------------------

              NET INCOME                  $    959,875         $  1,794,230         $  1,556,303
                                          ======================================================

NET INCOME PER COMMON SHARE               $        .80         $       1.50         $       1.31
                                          ======================================================
WEIGHTED AVERAGE SHARES OF
    COMMON STOCK OUTSTANDING                 1,192,850            1,194,500            1,192,304
                                          ======================================================




      See notes to consolidated financial statements



--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              HICKOK INCORPORATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                           Common Stock -
                                                                                          $1.00 Par Value
                                                                                          ---------------
                                                                Retained
                                                                Earnings             Class A            Class B
                                                              ----------------------------------------------------

Balance at
September 30, 1993                                            $  6,042,481        $    365,892        $    215,013

   Dividend of $.15 per Class A and B shares                      (178,682)               --                  --
   Sale of Class A shares under option                                --                 2,600                --
   Adjustment of redeemable Class B shares
      based on market value                                           --                  --                 4,900
    Net income                                                   1,556,303                --                  --
                                                              ----------------------------------------------------

Balance at
September 30, 1994                                               7,420,102             368,492             219,913

   100% share dividend Class A and B shares                       (598,455)            368,742             229,713
   Dividend of $.275 per Class A and B shares                     (328,607)               --                  --
   Sale of Class A shares under option                                --                   750                --
   Redemption of Class B shares                                       --                  --                (4,560)
   Reclassification of redeemable Class B shares
      after redemption completed                                      --                  --                 9,800
   Non-cash compensation charge related
      to stock options                                                --                  --                  --
   Net income                                                    1,794,230                --                  --
                                                              ----------------------------------------------------

Balance at
September 30, 1995                                               8,287,270             737,984             454,866

   Dividend of $.10 per Class A and B shares                      (119,285)               --                  --
   Net income                                                      959,875                --                  --
                                                              ----------------------------------------------------

Balance at
September 30, 1996                                            $  9,127,860        $    737,984        $    454,866
                                                              ====================================================


      See notes to consolidated financial statements



-------------------------------------------------------------------------------

  Contributed          Treasury
    Capital              Shares                Total
------------------------------------------------------


 $  1,247,693        $   (532,603)        $  7,338,476

         --                  --               (178,682)
       16,500                --                 19,100

        4,900                --                   --
         --                  --              1,556,303
------------------------------------------------------


    1,259,293            (532,603)           8,735,197

         --                  --                   --
         --                  --               (328,607)
        7,250                --                  8,000
         --               (73,192)             (77,752)

      225,200                --                235,000

       28,368                --                 28,368
         --                  --              1,794,230
------------------------------------------------------


    1,520,111            (605,795)          10,394,436

         --                  --               (119,285)
         --                  --                959,875
------------------------------------------------------

 $  1,520,111        $   (605,795)        $ 11,235,026
======================================================

------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30

                                                         1996               1995              1994
                                                   ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Cash received from customers              $ 27,085,022        $ 29,154,622        $ 22,394,353
         Cash paid to suppliers and employees       (22,949,707)        (28,382,805)        (19,875,787)
         Interest paid                                 (168,592)           (117,606)            (26,844)
         Interest received                                3,588               2,887               6,335
         Income taxes paid                             (630,344)         (1,303,420)         (1,016,758)
                                                   ----------------------------------------------------

         Net Cash Provided by (Used in)
              Operating Activities                    3,339,967            (646,322)          1,481,299

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                          (546,592)           (943,605)           (684,258)
         Deferred charges                              (137,200)               --                  --
         Decrease (Increase) in deposits                   --                  (300)              5,018
         Proceeds on sale of assets                      35,600               4,800                --
         Payments for businesses purchased             (647,103)               --              (730,675)
                                                   ----------------------------------------------------

         Net Cash Used in Investing
              Activities                             (1,295,295)           (939,105)         (1,409,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Changes in short-term borrowings            (2,135,000)          2,280,000             (20,000)
         Purchase of Class B shares                        --               (77,752)               --
         Sale of Class A shares under option               --                 6,920              16,009
         Dividends paid                                (119,285)           (328,607)           (178,682)
                                                   ----------------------------------------------------

         Net Cash Provided by (Used in)
              Financing Activities                   (2,254,285)          1,880,561            (182,673)
                                                   ----------------------------------------------------

Increase (Decrease) in Cash and Cash
         Equivalents                                   (209,613)            295,134            (111,289)

Cash and Cash Equivalents at
         Beginning of Year                              696,425             401,291             512,580
                                                   ----------------------------------------------------

Cash and Cash Equivalents at
         End of Year                               $    486,812        $    696,425        $    401,291
                                                   ====================================================





See notes to consolidated financial statements

--------------------------------------------------------------------------------

                                                                1996                1995             1994
                                                           -------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
       Provided by Operating Activities:

Net income                                                 $   959,875        $ 1,794,230        $ 1,556,303
ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
       Depreciation  and amortization                          666,315            587,213            512,011
       Non-cash compensation charge related
          to stock options                                        --               29,448              3,091
       Loss (Gain) on disposal of assets                       (12,800)             3,030             13,417
       Deferred income taxes                                   151,000           (111,000)            85,000
       CHANGES IN ASSETS AND LIABILITIES:
          Decrease (Increase) in accounts receivable           913,561           (229,569)          (199,963)
          Decrease (Increase) in
                  inventories                                2,297,688         (3,076,790)          (203,218)
          Decrease (Increase) in prepaid and
                 deferred expenses                               2,488            (13,944)            (3,984)
             Increase in refundable income taxes              (267,599)              --                 --
          Increase (Decrease) in trade
             accounts payable                                 (495,075)           313,195            208,353
          Increase (Decrease) in accrued payroll and
             related expenses                                 (551,011)           155,603             20,592
             Increase (Decrease) in other
             accrued expenses                                 (288,731)           118,682           (426,545)
          Increase (Decrease) in accrued
             income taxes                                      (35,744)          (216,420)           (83,758)
                                                           -------------------------------------------------

                 Total Adjustments                           2,380,092         (2,440,552)           (75,004)
                                                           -------------------------------------------------

                 Net Cash Provided by
                    (Used in) Operating
                       Activities                          $ 3,339,967        $  (646,322)       $ 1,481,299
                                                           =================================================


--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              HICKOK INCORPORATED
                       SEPTEMBER 30, 1996, 1995 AND 1994

1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiary ("Company") operate in one major business segment: The development and manufacture of measuring, indicating, instrumentation and control products, fastening systems and related engineering services for the transportation industry. As an extension of the sales of automotive electronic test equipment, the Company also provides technical training programs in the proper use of the equipment for some of its automotive technician customers. The Company serves the automotive, marine, locomotive and general aviation markets predominately in North America. The Company also makes sales to international customers on a worldwide basis. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

                  Product Classes                                         1996         1995       1994
                  ---------------                                         ----------------------------
                  Automotive Test Equipment                               52.2%        35.7%       48.1%
                  Diagnostic/Training                                     18.3         19.6        29.2
                  Fastening Systems                                       19.2         37.3        11.8
                  Other Product Classes                                   10.3          7.4        10.9
                                                                         ------------------------------

                  Total                                                  100.0%       100.0%      100.0%
                                                                         ==============================

Current operating properties consist of a manufacturing plant in Greenwood, Mississippi; a training and publishing facility in Farmington Hills, Michigan; and a corporate headquarters, marketing and product development facility in Cleveland, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiary. Significant intercompany transactions and balances have been eliminated in the financial statements.

CONCENTRATION OF CREDIT RISK:

The Company sells its products and services primarily to customers in the United States and to a lesser extent overseas. The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise 91% of outstanding receivables at September 30, 1996 (91% in 1995). Sales to individual customers in excess of 10% of total sales approximated $13,600,00 and $5,000,000 (1996), $14,600,000 and $10,900,000
(1995), $14,500,000 and $2,700,000 (1994). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


--------------------------------------------------------------------------------

REVENUE RECOGNITION:

The Company records sales as manufactured items are shipped to customers. Revenue from development contracts is recognized as earned under terms of the contracts. The Company warrants certain products against defects for periods ranging form 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 1996.

PRODUCT DEVELOPMENT:

Research and product development costs, which include engineering production support for development of diagnostic systems, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

INVENTORIES:

Inventories are valued as the lower of cost (first-in, first-out) or market and consist of:

                                                            1996               1995
                                                      ----------------------------------------
Raw materials and component parts                     $   2,182,723              $   2,488,711
Work-in-process                                           1,316,622                  2,651,577
Finished products                                         1,413,513                  1,780,904
                                                      ----------------------------------------
                                                      $   4,912,858              $   6,921,192
                                                      ========================================

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized.

The depreciation policy of the Company is generally as follows:

                  CLASS                           METHOD                RATE
             -------------------------------------------------------------------
             Buildings                         Straight-line         2-1/2 to 4%
             Machinery and equipment           Straight-line         8 to 33-1/3%
             Tools and dies                    Straight-line           33-1/3%

Depreciation amounted to $619,382 (1996), $575,213 (1995) and $504,011 (1994).

INTANGIBLE ASSETS:

Deferred charges represent software implementation costs and are being amortized over 3 years. Goodwill is being amortized on a straight-line basis over 15 years.

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


--------------------------------------------------------------------------------

CASH AND EQUIVALENTS:

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform with current year presentation.

3. SHORT-TERM FINANCING

The Company has an unsecured credit agreement of $5,000,000 which matures in February, 1997 with interest at the bank's prime commercial rate with a LIBOR option. The agreement includes covenants with which the Company has complied. In addition, a supplemental $2,000,000 was provided on the same terms and conditions, except that the supplemental amount matures in December, 1996. The weighted average interest rate on short-term financing was 8.40% (1996), 8.84%
(1995), and 7.00% (1994).

4. LEASES

The Company leases a facility and certain equipment under operating leases expiring through October 1999.

The Company's future minimum commitments under operating leases are as follows:

                              1997        $    89,384
                              1998             62,903
                              1999             46,764
                              2000              2,608
                                          -----------
                              Total       $   201,659
                                          ===========

Rental expense under these commitments was$264,499 (1996), $266,106 (1995) and $230,297 (1994).

A facility held under a capital lease has a net book value of $35,000 at September 30, 1996. Future minimum lease payments which extend through 2061 are immaterial.

5. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

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

All 1994 per share amounts on the consolidated income statement have been retroactively adjusted for the stock dividend. Additionally, an amount equal to the $1.00 par value of the combined Class A and Class B common stock ($598,455) has been transferred from retained earnings to common stock ($368,742 to Class A common stock and $229,713 to Class B common stock).

Unissued shares of Class A common stock (526,716 and 506,616 shares in 1996 and 1995 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.


--------------------------------------------------------------------------------

The Company purchased Class B common stock (4,560 and 16,107 shares in 1995 and 1993, respectively) for Treasury for approximately $443,000 from the Estate of Robert D. Hickok, completing an obligation under a Section 303 Stock Redemption agreement.

6. STOCK OPTION PLANS

The Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans") provide the authority to the Compensation Committee of the Board of Directors to grant options to Key Employees to purchase up to 120,000 Class A shares. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be made at a price of not less than 110% of the market price. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $ 29,448 (1995) and $ 3,091 (1994). All options granted under the Employee Plans are exercisable at September 30, 1996.

On February 23, 1995, the Board of Directors adopted, and shareholders subsequently approved at the Company's Annual meeting held on February 21, 1996 the 1995 Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the automatic grant of options to purchase up to 30,000 shares of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plan become fully exercisable on February 23, 1999.

A summary of stock option activity is as follows:

                                                                                               Number of Shares
                                                                                         ----------------------------
                                                                OPTION PRICE
EMPLOYEE PLANS:                                                   PER SHARE               1996                  1995
                                                           ----------------------------------------------------------
Outstanding at beginning of year                           $ 2.925  to   $ 11.75         39,800                33,600
      Granted                                              $ 6.92    to  $ 17.25         14,050                 7,200
      Exercised                                            $ 2.925   to  $  6.92              -                (1,000)
                                                                                         ----------------------------

Outstanding at end of year                                 $ 2.925   to  $ 17.25         53,850                39,800
                                                                                         ============================

Directors Plan:
Outstanding at beginning of year                           $ 16.125                      12,000                     -
      Granted                                              $ 16.125  to  $ 18.00          6,000                12,000
      Exercised                                            $    -                             -                     -
                                                                                         ----------------------------

Outstanding at end of year                                 $16.125   to  $ 18.00         18,000                12,000
                                                                                         ============================



--------------------------------------------------------------------------------

7. INCOME TAXES

A reconciliation of the provision for income taxes to the statutory Federal income tax rate is as follows:

                                                        1996               1995                  1994
                                                    ---------------------------------------------------
Income before income taxes                          $ 1,437,875         $ 2,770,230         $ 2,574,303
Statutory rate                                               34%                 34%                 34%
                                                    ---------------------------------------------------

                                                        488,878             941,878             875,263

State and local taxes, net of federal tax                86,460             141,900             115,500
Non-deductible expenses                                  36,900              26,530               7,970
Income not subject to tax                                  --                (3,230)            (15,606)
Research and development credit                         (38,000)           (132,000)               --
Adjustment of previous years' tax overaccrual           (96,000)               --                  --
Other                                                      (238)                922              34,873
                                                    ---------------------------------------------------

                                                    $   478,000         $   976,000         $ 1,018,000
                                                    ===================================================

Changes in deferred income taxes which relate to temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes are as follows:

                                                          1996               1995              1994
                                                    -------------------------------------------------

      Inventory costing                             $   65,700          $     (85,700)      $   16,000
      Warranty reserve                                  49,000                      -                -
      Other                                             36,300                (25,300)          69,000
                                                    --------------------------------------------------

                                                    $  151,000          $    (111,000)     $    85,000
                                                    ==================================================



Deferred tax assets (liabilities) consist of the following:

                                                          1996              1995
                  Current:
                      Inventories                   $    31,300      $     97,000
                      Warranty reserves                       -            49,000
                      Accrued liabilities               112,700           132,000
                                                    -----------------------------
                                                        144,000           278,000

                  Noncurrent:
                      Depreciation                     (175,600)         (159,000)
                      Other                                (400)                -
                                                    -----------------------------
                                                       (176,000)         (159,000)
                                                    -----------------------------
                  Total                             $   (32,000)     $    119,000
                                                    =============================

Deferred tax asset balances are included in "prepaid and deferred expenses."


--------------------------------------------------------------------------------

8. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. The bonus is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 1996, 1995 and 1994, approximately $98,000, $456,000 and $447,000, respectively, were expensed.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 1996, 1995 and 1994, approximately $27,600, $27,300 and $26,000, respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. During 1996, $86,038 was allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

9. ACQUISITIONS

On January 31, 1996, the Company purchased certain assets of Maradyne Corporation's Beacon Gage Division for $647,103 which has been accounted for under the purchase method of accounting. The purchase consisted of inventory ($289,354), machinery and equipment ($257,749), and goodwill ($100,000).
Goodwill will be amortized over 15 years.

On February 4, 1994, the Company purchased certain assets of Allen-Bradley Company, Inc.'s Fastening Systems Line for $730,675 which also was accounted for under the purchase method of accounting. The purchase consisted of inventory ($461,092), machinery and equipment ($239,974), goodwill ($180,000) and assumption of liabilities ($150,391). Goodwill will be amortized over 15 years.

Operations of the Beacon Gage Line and the Fastening Systems Line have been included in the statement of income from their respective dates of acquisition. The pro forma effects of the acquisitions on prior years operations are not determinable.


--------------------------------------------------------------------------------

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

                  Not Applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                  The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this
Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

                  The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                  The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K
----------------------------------------------------------------------------

(a)     (1)       Financial Statements
                  --------------------

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                           Page
                                                                           ----

         Report of Independent Auditors...................................  F-1
         Consolidated Balance Sheet - As of
                  September 30, 1996 and 1995.............................  F-2
         Consolidated Statement of Income - Years
                  Ended September 30, 1996, 1995 and 1994.................  F-4
         Consolidated Statement of Stockholders'
                  Equity - Years Ended September 30, 1996,
                  1995 and 1994...........................................  F-5
         Consolidated Statement of Cash Flows -
                  Years Ended September 30, 1996, 1995
                  and 1994................................................  F-7
         Notes to Consolidated Financial Statements.......................  F-9

(a) (2)  Financial Statement Schedules
         -----------------------------

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof.

                                                              Sequential Page
                                                              ---------------

Report of Independent Auditors as to Schedules........................40
Schedule VIII-Valuation and Qualifying Accounts.......................41
Schedule IX-Short-term Borrowings.....................................42

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)     (3)       Exhibits
                  --------

Reference is made to the Exhibit Index set forth herein.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 18th day of December, 1996.

                            HICKOK INCORPORATED

                            By: /s/ Robert L. Bauman
                              ----------------------------------
                                  Robert L. Bauman,
                                  Chairman, President and
                                  Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 18th day of December, 1996:

Signature:                                         Title
----------                                         -----

 /s/ Robert L. Bauman                   Chairman, President and
------------------------------          Chief Executive Officer
Robert L. Bauman                        (Principal Executive Officer)

 /s/ Eugene T. Nowakowski               Chief Financial Officer
------------------------------          (Principal Financial and
Eugene T. Nowakowski                    Accounting Officer)

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

 /s/ T. Harold Hudson                   Director
------------------------------
T. Harold Hudson

 /s/ George S. Lockwood, Jr.            Director
------------------------------
George S. Lockwood, Jr.

 /s/ Michael L. Miller                  Director
------------------------------
Michael L. Miller

 /s/ Janet H. Slade                     Director
------------------------------
Janet H. Slade

                                  Exhibit Index
                                  -------------

    Exhibit No.:                      Document                                   Page
    ------------                      --------                                   ----

        3(a)     Articles of Incorporation and Code of Regulations.                *


        3(b) Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

        10(a) Form of Section 303 Stock Redemption Agreement by and between the Company and Robert D. Hickok (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

        10(b) Loan Agreement dated as of May 20, 1991 by and between the Company and Huntington National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

        10(c)    First Amendment to Credit and Security Agreement, dated as of
                 February 28, 1992, by and between the Company and Huntington
                 National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1992).

        10(d)    Second Amendment to Credit and Security Agreement, dated as of
                 February 28, 1993, by and between the Company and Huntington
                 National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1993).

        10(e)    Third Amendment to Credit and Security Agreement, dated as of
                 February 28, 1994, by and between the Company and Huntington
                 National Bank (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994).

        10(f)    Fourth Amendment to Credit and Security Agreement, dated as of
                 January 13, 1995, by and between the Company and Huntington
                 National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1995).

        10(g)    Fifth Amendment to Credit and Security

                 Agreement, dated as of February 28, 1996 by and between the Company and Huntington National Bank (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

          11     Computation of Net Income Per Common Share.                        37

          22 Subsidiaries of the Registrant (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

          23     Consent of Independent Auditors.                                   38

--------------

* Reference is made to the Company's basic documents filed as Exhibits 3(a) and 3(b) to the Company's Registration Statement on Form S-1, dated September 1, 1959, as supplemented by Amendments 1 and 2 thereto, dated respectively October 15, 1959, and October 19, 1959 (the October 15, 1959 amendment containing an Amendment to Articles of Incorporation, dated September 29, 1959) and such exhibits are hereby incorporated by reference herein.

                  The following pages contain the Consolidated Financial Statement Schedules as specified for Item 14(a)(2) of
                  Part IV of Form 10-K.

           REPORT OF INDEPENDENT AUDITORS AS TO CONSOLIDATED SCHEDULES
           -----------------------------------------------------------

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated November 19, 1996; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 14 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 19, 1996
Cleveland, Ohio

                               HICKOK INCORPORATED

                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

          Col. A                              Col. B                   Col. C                        Col. D             Col. E
-------------------------------            -----------      ----------------------------         -------------        ----------


                                                                      Additions
                                                            ----------------------------

                                            Balance at       Charged to        Charged to                                Balance
                                            Beginning        Costs and           Other                                   at End
        Description                         of Period        Expenses           Accounts          Deductions          of Period
-------------------------------            -----------     ------------      ------------        -------------        ----------
Deducted from Asset Accounts:
                                                           Year Ended September 30, 1994
                                                           ------------------------------

  Reserve for doubtful accounts            $    15,000     $   1,519 (1)       $     72 (2)       $   1,591 (3)       $    15,000

  Reserve for inventory obsolescence       $         -     $  36,729           $     -            $  36,729 (5)       $         -

  Reserve for warranty claim (4)           $         -     $       -           $     -            $       - (4)       $         -

                                                           Year Ended September 30, 1995
                                                           -----------------------------

  Reserve for doubtful accounts            $    15,000     $     361  (1)      $    463 (2)         $     824 (3)     $    15,000

  Reserve for inventory obsolescence       $         -     $ 142,783           $       -            $  82,583 (5)     $    60,200

  Reserve for warranty claim (4)           $         -     $       -           $       -            $       -         $         -

                                                           Year Ended September 30, 1996
                                                           -----------------------------

  Reserve for doubtful accounts            $    15,000     $    2,562 (1)      $     409 (2)        $   2,971 (3)     $    15,000

  Reserve for inventory obsolescence       $    60,200     $  264,138          $       -            $ 248,513 (5)     $    75,825

  Reserve for warranty claim (4)           $         -     $        -          $       -            $       -         $         -


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

                                                          HICKOK INCORPORATED

                                             SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                     Col. B           Col. C                 Col. D              Col. E                 Col. F
----------------------------    -----------      -----------           --------------      --------------     --------------------
                                                  Weighted             Maximum Amount      Average Amount     Weighted Average
                                 Balance at       Average                Outstanding         Outstanding      Interest Rate During
  Category of Aggregate            End of         Interest               During the          During the         the Period (3)
  Short-term Borrowings            Period           Rate                   Period              Period         --------------------
  ---------------------         -----------      -----------           --------------      --------------

                                                   Year Ended September 30, 1994
                                                   -----------------------------

    Note Payable to Bank (1)    $ 1,230,000          7.00%             $    1,550,000      $  365,836 (2)             7.26%


                                                   Year Ended September 30, 1995
                                                   -----------------------------

    Note Payable to Bank (1)    $ 3,510,000          8.84%             $    3,510,000      $1,353,000 (2)             9.92%


                                                   Year Ended September 30, 1996
                                                   -----------------------------

    Note Payable to Bank (1)    $ 1,375,000          8.40%             $    3,835,000      $1,595,000 (2)             8.58%

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