Form 10-Q
period 1997-02-13
HICKOK INC
filed 1997-02-14
CIK 47307

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 1996         Commission File No. 0-147

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

                  Yes      X                         No
                      ----------                       -----------

                                                                     FORM 10-Q





PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS

                                   (Unaudited)

                                        Three months ended
                                          December 31,
                                      ------------------------
                                         1996           1995
                                      ---------     ----------
Net Sales

  Product Sales ................     $3,580,473     $5,800,724
  Service Sales ................      1,070,536      1,417,897
                                     ----------     ----------
    Total Net Sales ............      4,651,009      7,218,621

Costs and Expenses:
  Cost of Products Sold ........      2,336,189      3,688,645
  Cost of Services Sold ........        971,037      1,228,956
  Product Development ..........        800,719        926,608
  Operating Expenses ...........        865,882        889,804
  Interest Charges .............          2,328         50,695
  Other Income .................        (16,505)       (45,851)
                                     ----------    -----------
                                      4,959,650      6,738,857
                                     ----------    -----------
   Income (Loss) before
    Income Taxes ...............       (308,641)       479,764

Income (Recovery of) taxes .....       (114,200)       178,000
                                     ----------     ----------
  Net Income (Loss) ............     $ (194,441)    $  301,764
                                     ==========     ==========

Earnings per Common Share:

  Net Income (Loss) ............     $     (.16)    $      .25
                                     ==========     ==========
Weighted Average Shares of
Common Stock Outstanding .......      1,192,850      1,192,850
                                     ==========     ==========
Dividends per Common Share .....     $      .20     $      .10
                                     ==========     ==========





See Notes to Consolidated Financial Statements.

                                       (2)




                               HICKOK INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                          December 31,   September 30, December 31,
                                              1996          1996          1995
                                          ------------  -------------  ------------
                                           (Unaudited)     (Note)      (Unaudited)

ASSETS
------
Current Assets
--------------
  Cash and Cash Equivalents               $ 1,178,807   $   486,812  $    177,479
  Trade Accounts Receivable - Net           3,070,072     5,357,634     6,250,612
  Inventories                               4,530,824     4,912,858     5,504,536
  Prepaid and Deferred Expenses               170,298       169,625       357,987
  Refundable Income Taxes                     381,799       267,599          --
                                          -----------   -----------  ------------
          Total Current Assets              9,331,800    11,194,528    12,290,614
          --------------------            -----------   -----------  ------------



Property, Plant and Equipment
-----------------------------
  Land                                        215,495       215,495       139,192
  Buildings                                 1,472,050     1,472,050     1,456,390
  Machinery and Equipment                   3,506,189     3,404,827     3,151,434
                                          -----------   -----------  ------------
                                            5,193,734     5,092,372     4,747,016

  Less:  Allowance for Depreciation         2,831,550     2,670,111     2,613,438
                                          -----------   -----------  ------------
          Total Property - Net              2,362,184     2,422,261     2,133,578
          --------------------            -----------   -----------  ------------


Other Assets
------------
 Goodwill - Net of Amortization               238,875       243,556       157,000
 Deferred Charges - Net of Amortization       143,279       106,712          --
 Deposits                                      16,344        13,744        13,444
                                          -----------   -----------  ------------
          Total Other Assets                  398,498       364,012       170,744
          ------------------              -----------   -----------  ------------


    Total Assets                          $12,092,482   $13,980,801   $14,594,936
    ============                          ===========   ===========   ===========

NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.

                                       (3)


                                                                                                  FORM 10-Q

                                          December 31,   September 30,  December 31,
                                              1996          1996           1995
                                          ------------   ------------   ------------
                                           (Unaudited)     (Note)       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
  Short-term Financing                     $      --     $ 1,375,000   $ 2,335,000
  Trade Accounts Payable                       180,348       360,143       367,608
  Accrued Payroll & Related Expenses           584,477       769,600       598,722
  Dividends Declared                           238,570          --         119,285
  Accrued Expenses                             111,072        65,032       265,005
  Accrued Income Taxes                            --            --         173,401
                                           -----------   -----------   -----------
               Total Current Liabilities     1,114,467     2,569,775     3,859,021
               -------------------------   -----------   -----------   -----------

Deferred Income Taxes                          176,000       176,000       159,000
---------------------                      -----------   -----------   -----------

Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    737,984 shares outstanding
    excluding 9,586 shares
    in treasury                                737,984       737,984       737,984

   Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares
    in treasury                                454,866       454,866       454,866
  Contributed Capital                          914,316       914,316       914,316
  Retained Earnings                          8,694,849     9,127.860     8,469,749
                                           -----------   -----------   -----------
           Total Stockholders' Equity       10,802,015    11,235,026    10,576,915
           --------------------------      -----------   -----------   -----------

           Total Liabilities and
           Stockholders' Equity            $12,092,482   $13,980,801   $14,594,936
           ====================            ===========   ===========   ===========







                                       (4)



                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

                                             1996               1995
                                          ---------          ---------
Cash Flows from Operating Activities:
  Cash received from customers           $  6,938,571   $  7,239,204
  Cash paid to suppliers and employees     (4,718,613)    (6,468,443)
  Interest paid                               (10,738)       (61,006)
  Interest received                             9,737           --
  Income taxes paid                              --          (40,344)
                                         ------------   ------------
     Net Cash Provided by
         Operating Activities               2,218,957        669,411

Cash Flows from Investing Activities:
  Capital expenditures                       (101,362)       (13,357)
  Deferred charges                            (48,000)           --
  Increase in deposits                         (2,600)           --
                                         ------------   ------------
     Net Cash Used in
       Investing Activities                  (151,962)       (13,357)

Cash Flows from Financing Activities:
  Decrease in short-term financing         (1,375,000)    (1,175,000)
                                         ------------   ------------
Net Increase (Decrease) in cash and
  cash equivalents                            691,995       (518,946)

Cash and cash equivalents at beginning
  of year                                     486,812        696,425
                                         ------------   ------------

Cash and cash equivalents at end
  of first quarter                       $  1,178,807   $    177,479
                                         ============   ============





See Notes to Consolidated Financial Statements.

                                       (5)




                                                                      FORM 10-Q




                                                         1996               1995
                                                       ---------         ---------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

Net Income (Loss)                                   $    (194,441)     $  301,764

Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
    Depreciation and amortization                         177,553         142,882
    Changes in assets and liabilities:
      Decrease (Increase) in accounts
           receivable                                   2,287,562          20,583
      Decrease (Increase) in inventories                  382,034       1,416,656
      Decrease (Increase) in prepaid
           expenses                                          (673)        (51,874)
      Increase in refundable
           income taxes                                  (114,200)            --
      Increase (Decrease) in trade
           accounts payable                              (179,795)       (487,610)
      Increase (Decrease) in accrued
           payroll and related expenses                  (185,123)       (721,889)
      Increase (Decrease) in accrued
           expenses                                        46,040         (88,758)
      Increase (Decrease) in accrued
           income taxes                                        --         137,657
                                                       ----------      ----------
        Total Adjustments                               2,413,398         367,647
                                                       ----------      ----------
        Net Cash Provided by
          Operating Activities                         $2,218,957      $  669,411
                                                       ==========      ==========














                                       (6)

                                                                     FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                DECEMBER 31, 1996

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

2.    Inventories
      -----------

      Inventories are valued at the lower of cost or market and consist of the following:

                                       Dec. 31,        Sept. 30,       Dec. 31,
                                         1996             1996            1995
                                      ----------      ----------      ----------
      Components                      $2,330,148      $2,182,723      $1,998,294
      Work-in-Process                    827,423       1,316,622       1,752,507
      Finished Product                 1,373,253       1,413,513       1,753,735
                                      ----------      ----------      ----------
                                      $4,530,824      $4,912,858      $5,504,536
                                      ==========      ==========      ==========

3.    Capital Stock, Treasury Stock, Contributed Capital and Stock Options
      --------------------------------------------------------------------

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

                                       (7)

                                                                      FORM 10-Q

      Nonqualified stock options may be issued at such exercise price and such other terms and conditions as the Compensation Committee of the Board Directors may determine. No options may be granted at a price less than $2.925. Options for 81,400 Class A shares were outstanding at December 31, 1996 (53,850 shares at September 30, 1996 and 53,850 shares at December 31, 1995) at prices ranging from $2.925 to $17.25 per share. Options for 27,550 shares and 14,050 shares were granted during the three month period ended December 31, 1996 and December 31, 1995 respectively, at a price of $10.75 and $17.25 per share respectively, all options are exercisable. No other options were granted or exercised during the three month periods presented.

      On February 23, 1995, the Board of Directors adopted, and shareholders subsequently approved, the 1995 Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the automatic grant of options to purchase up to 30,000 shares of Class A common stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 18,000 shares were outstanding at December 31, 1996 (18,000 shares at September 30, 1996 and 12,000 shares at December 31, 1995) at prices ranging from $16.125 to $18.00 per share. All options granted under the Directors Plan become fully exercisable on February 23, 1999.

      Unissued shares of Class A common stock (554,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan.

      The Company declared a $.20 per share special dividend on its Class A and Class B common shares on December 13, 1996 payable January 24, 1997 to shareholders of record January 3, 1997. A special dividend of $.10 per share on Class A and Class B common shares, payable January 25, 1996 to shareholders of record January 3, 1996, was declared December 6, 1995.

4.   Earnings per Common Share
     -------------------------

     Earnings per common share are based on the weighted average number of shares outstanding during each period.

5.   Reclassifications
     -----------------

     Certain December 31, 1995 amounts have been reclassified to conform with December 31, 1996 presentation.

                                       (8)

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 1996 through December 31, 1996)
              Fiscal 1997 Compared to First Quarter Fiscal 1996

--------------------------------------------------------------------------------
Product sales for the quarter ended December 31, 1996 were $3,580,473 versus $5,800,724 for the quarter ended December 31, 1995. The 38.3% current quarter decrease in product sales was primarily volume related, largely due to an order for $2,300,000 of automotive diagnostic equipment received and shipped during the first quarter of fiscal 1996.

Service sales for the quarter ended December 31, 1996 were $1,070,536 versus $1,417,897 for the quarter ended December 31, 1995. The reduction was primarily volume related. Approximately half of the reduction was due to the loss of a contract in the second quarter of fiscal 1996 to provide technical training to Ford Motor Company dealer technicians. The contract was lost because Ford reduced the number of suppliers of these types of services.

Cost of products sold in the first quarter of fiscal 1997 was $2,336,189 or 65.2% of sales as compared to $3,688,645 or 63.6% of sales dollar in the first quarter of fiscal 1996. This increase is primarily due to wage increases implemented in October, 1996.

Cost of services sold in the first quarter of fiscal 1997 was $971,037 or 90.7% of sales as compared to $1,228,956 or 86.7% of sales in the first quarter of fiscal 1996. The increase was due to lower gross margins resulting from the loss of a contract in the second quarter of fiscal 1996 to provide technical training to Ford dealer technicians.

Product development expenses were $800,719 in the first quarter 1997 or 22.4% of product sales as compared to $926,608 or 16.0% of product sales in the first quarter 1996. The 13.6% decrease reflected a temporary reduction in the development and enhancement of automotive diagnostic products. The level of product development expenditures is expected to increase slightly for the remainder of fiscal 1997.

Operating expenses were $865,882 or 18.6% of total sales versus $889,804 or 12.3% of total sales for the same period a year ago. The dollar decrease is primarily due to decreased marketing expenses associated with the decrease in total sales.

Interest expense was $2,328 in the first quarter of fiscal 1997, which compares with $50,695 in the first quarter of fiscal 1996. This was due to decreased borrowing in the current quarter versus the same period a year ago.

Other income includes $20,619 of rental income from a sub-lease of excess space during the first quarter of fiscal 1996. There was no rental income in the first quarter of fiscal 1997 since the sub-lease expired at the end of fiscal 1996. The excess space was eliminated when a new lease took effect November 1, 1996.

A net loss of $194,441 was incurred in the first quarter of fiscal 1997 which compares with net income of $301,764 in 1996. The decrease is due primarily to decreases in both product and service sales. The Company anticipates a net loss for the second quarter of fiscal 1997 for reasons similar to that which occurred in the first quarter of the current fiscal year.

                                       (9)

                                                                     FORM 10-Q

Unshipped customer orders as of December 31, 1996 were $2,787,000 versus $7,015,000 at December 31, 1995. Approximately $3,000,000 of the decrease relates to a renewal contract to provide diagnostic services to Ford Motor Company in calendar 1997. A similar renewal contract was received in the first quarter of fiscal 1996. This year the contract is expected to be received in the second quarter of fiscal 1997. Approximately $1,000,000 of the decrease is due to a decrease in orders for both automotive diagnostic and fastening systems products. The order shortfall for these two product classes is not expected to be made up until late fiscal 1997.

                         Liquidity and Capital Resources
                         -------------------------------

Total current assets were $9,331,800, $11,194,528 and $12,290,614 at December 31, 1996, September 30, 1996 and December 31, 1995, respectively. The decrease from December to December is primarily due to the decrease in sales during December 1996, as compared to December 1995, which resulted in a lower accounts receivable balance at December 31, 1996. The decrease since September is primarily due to a reduction in accounts receivable resulting from a decrease in shipments during the current quarter. The reduction in accounts receivable at December 31, 1996 generated cash that was used to reduce short-term financing, resulting in a reduction of current liabilities from $2,569,775 at September 30, 1996 to $1,114,467 at December 31, 1996. At December 31, 1995 current liabilities amounted to $3,859,021.

Working capital as of December 31, 1996 amounted to $8,217,333. This compares to $8,431,593 a year earlier. Current assets were 8.4 times current liabilities and total cash and receivables were 3.8 times current liabilities. These ratios compare to 3.2 and 1.7, respectively, at December 31, 1995.

Internally generated funds of $2,218,957 during the three months ended December 31, 1996 were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures which amounted to $101,362.

Shareholders' equity during the three months ended December 31, 1996 decreased by $433,011 resulting from $194,441 net loss and an accrual of $238,570 for a dividend declared.

The Company has a credit agreement with its financial lender that provides for a revolving credit facility of $5,000,000 at December 31, 1996. The agreement provides for interest at the prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants. The Company is in the annual process of renewing its credit arrangement with its financial lender. Although no assurance can be given, management of the Company believes that a renewal may be obtained on terms which are similar to its current credit facility.

                                      (10)

                                                                    FORM 10-Q

PART II.  OTHER INFORMATION
---------------------------
ITEMS 1 through 5:  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibit is included herein: (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

SIGNATURE
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 14, 1997                   HICKOK INCORPORATED
     -----------------                   -------------------
                                            (Registrant)

                                 /s/ E. T. Nowakowski
                                 --------------------------------------------
                                 E. T. Nowakowski, Chief Financial Officer

                                      (11)