Form 10-Q
period 1997-03-31
HICKOK INC
filed 1997-05-13
CIK 47307

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1997                Commission File No. 0-147

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

                  Class A Common                              738,984
                  Class B Common                              454,866

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

                  Yes  X      No
                     ----       ----

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                             Three months ended                               Six months ended
                                                 March 31                                          March 31
                                   -------------------------------------            -------------------------------------
                                       1997                      1996                   1997                     1996
                                   -----------               -----------            -----------               -----------
Net Sales
  Product Sales                    $ 3,812,530               $ 5,245,788            $ 7,393,003               $11,046,512
  Service Sales                      1,031,101                 1,349,368              2,101,637                 2,767,265
                                   -----------               -----------            -----------               -----------
    Total Net Sales                  4,843,631                 6,595,156              9,494,640                13,813,777

Costs and Expenses:
  Cost of Product Sold               2,320,680                 2,815,401              4,656,869                 6,504,046
  Cost of Service Sold                 891,121                 1,253,852              1,862,158                 2,482,808
  Product Development                  875,051                   974,189              1,675,770                 1,900,797
  Operating Expenses                   896,436                   952,246              1,762,318                 1,842,050
  Interest Charges                       2,047                    49,775                  4,375                   100,470
  Other Income                         (27,035)                  (38,729)               (43,540)                  (84,580)
                                   -----------               -----------            -----------               -----------
                                     4,958,300                 6,006,734              9,917,950                12,745,591
                                   -----------               -----------            -----------               -----------
  Income (Loss) before
    Income Taxes                      (114,669)                  588,422               (423,310)                1,068,186

Income (Recovery of)
  Income Taxes                         (42,400)                  217,000               (156,600)                  395,000
                                   -----------               -----------            -----------               -----------
  Net Income (Loss)                $   (72,269)              $   371,422            $  (266,710)              $   673,186
                                   ===========               ===========            ===========               ===========
Earnings per Common Share:
--------------------------

  Net Income (Loss)                $      (.06)              $       .31            $      (.22)              $       .56
                                   ===========               ===========            ===========               ===========
Weighted Average Shares
of Common Stock Out-
standing                             1,193,017                 1,192,850              1,192,932                 1,192,850
                                   ===========               ===========            ===========               ===========
Dividends per Share                $       .20               $       .10            $       .20               $       .10
                                   ===========               ===========            ===========               ===========


See Notes to Consolidated Financial Statements.

                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                              March 31,     September 30,     March 31,
                                                1997            1996            1996
                                             -----------    ------------     -----------
                                             (Unaudited)       (Note)         (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $   827,600     $   486,812     $   459,566
  Trade Accounts Receivable - Net              3,400,372       5,357,634       3,912,773
  Inventories                                  4,480,742       4,912,858       6,016,013
  Prepaid and Deferred Expenses                  174,598         169,625         399,654
  Refundable Income Taxes                        436,199         267,599            --
                                             -----------     -----------     -----------
        Total Current Assets                   9,319,511      11,194,528      10,788,006
        --------------------                 -----------     -----------     -----------


PROPERTY, PLANT AND EQUIPMENT
  Land                                           215,495         215,495         139,192
  Buildings                                    1,472,050       1,472,050       1,456,390
  Machinery and Equipment                      3,666,176       3,404,827       3,605,242
                                             -----------     -----------     -----------
                                               5,353,721       5,092,372       5,200,824
  Less:  Allowance for Depreciation            3,002,619       2,670,111       2,779,320
                                             -----------     -----------     -----------
          Total Property - Net                 2,351,102       2,422,261       2,421,504
          --------------------               -----------     -----------     -----------


OTHER ASSETS
  Goodwill - Net of Amortization                 234,196         243,556         154,000
  Deferred Charges - Net of Amortization         151,244         106,712            --
  Deposits                                        13,344          13,744          13,744
                                             -----------     -----------     -----------
          Total Other Assets                     398,784         364,012         167,744
          ------------------                 -----------     -----------     -----------


          Total Assets                       $12,069,397     $13,980,801     $13,377,254
          ============                       ===========     ===========     ===========

NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.

                                       (3)

                                                                       FORM 10-Q

                                               March 31,      September 30,    March 31,
                                                 1997            1996            1996
                                              -----------     -------------   -----------
                                              (Unaudited)        (Note)       (Unaudited)
Liabilities
-----------
Current Liabilities
-------------------
  Notes Payable                               $      --       $ 1,375,000     $ 1,000,000
  Trade Accounts Payable                          213,474         360,143         398,578
  Accrued Payroll & Related Expenses              685,181         769,600         627,710
  Accrued Expenses                                256,996          65,032         243,629
  Accrued Income Taxes                               --              --              --
                                              -----------     -----------     -----------
               Total Current Liabilities        1,155,651       2,569,775       2,269,917
               -------------------------      -----------     -----------     -----------

Deferred Income Taxes                             176,000         176,000         159,000
---------------------                         -----------     -----------     -----------

Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    738,984 shares outstanding (737,984
    shares at September 30, 1996 and
    March 31, 1996) excluding 9,586
    shares in treasury                            738,984         737,984         737,984

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares
    in treasury                                   454,866         454,866         454,866
  Contributed Capital                             921,316         914,316         914,316
  Retained Earnings                             8,622,580       9,127,860       8,841,171
                                              -----------     -----------     -----------

               Total Stockholders' Equity      10,737,746      11,235,026      10,948,337
               --------------------------     -----------     -----------     -----------

               Total Liabilities and
               Stockholders' Equity           $12,069,397     $13,980,801     $13,377,254
               ====================           ===========     ===========     ===========






                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (Unaudited)

                                               1997              1996
                                           ------------     -------------
Cash Flows from Operating Activities:
  Cash received from customers             $ 11,451,902      $ 16,172,199
  Cash paid to suppliers and employees       (9,164,725)      (12,318,794)
  Interest paid                                 (12,785)         (113,437)
  Interest received                              26,245             1,070
  Income taxes paid                             (12,000)         (494,344)
                                           ------------      ------------
     Net Cash Provided by
         Operating Activities                 2,288,637         3,246,694

Cash Flows from Investing Activities:
  Capital expenditures                         (261,349)         (207,165)
  Deferred charges                              (80,250)             --
  Decrease in deposits                              400              --
  Purchase of Beacon Gage assets                   --            (647,103)
                                           ------------      ------------
     Net Cash Used in Investing
         Activities                            (341,199)         (854,268)

Cash Flows from Financing Activities:
  Change in short-term borrowing             (1,375,000)       (2,510,000)
  Sale of Class A shares under option             6,920              --
  Dividends paid                               (238,570)         (119,285)
                                           ------------      ------------
        Net Cash Used in
         Financing Activities                (1,606,650)       (2,629,285)
                                           ------------      ------------
Net increase (decrease) in cash and
  cash equivalents                              340,788          (236,859)

Cash and cash equivalents at beginning
  of year                                       486,812           696,425
                                           ------------      ------------
Cash and cash equivalents at end
  of second quarter                        $    827,600      $    459,566
                                           ============      ============


See Notes to Consolidated Financial Statements.



                                      (5)

                                                                      FORM 10-Q


                                                  1997              1996
                                               -----------      -----------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                            $  (266,710)     $   673,186

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                377,586          311,764
      Non-cash compensation charge
        related to stock options                     1,080             --
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                          1,957,262        2,358,422
        Decrease (Increase) in inventories         432,116        1,292,282
        Decrease (Increase) in prepaid
             expenses                               (4,973)         (93,541)
        Increase in refundable income
             taxes                                (168,600)            --
        Increase (Decrease) in trade
             accounts payable                     (146,669)        (456,640)
        Increase (Decrease) in accrued
             payroll and related expenses          (84,419)        (692,901)
        Increase (Decrease) in accrued
             expenses                              191,964         (110,134)
        Increase (Decrease) in accrued
             income taxes                             --            (35,744)
                                               -----------      -----------
          Total Adjustments                      2,555,347        2,573,508
                                               -----------      -----------
          Net Cash Provided by
            Operating Activities               $ 2,288,637      $ 3,246,694
                                               ===========      ===========












                                       (6)

See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1997

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

2.    Inventories
      -----------

      Inventories are valued at the lower of cost or market and consist of the following:

                                      March 31,             Sept. 30,             March 31,
                                        1997                  1996                  1996
                                     -----------           -----------           -----------
      Components                     $ 2,283,980           $ 2,182,723           $ 2,161,908
      Work-in-Process                    848,043             1,316,622             1,934,601
      Finished Product                 1,348,719             1,413,513             1,919,504
                                     -----------           -----------           -----------
                                     $ 4,480,742           $ 4,912,858           $ 6,016,013
                                     ===========           ===========           ===========

3.    Capital Stock, Treasury Stock, Contributed Capital and Stock Options
      --------------------------------------------------------------------

      On February 23, 1995, the number of authorized shares of Class A common stock and Class B common stock was increased to 3,750,000 from 1,000,000 and 1,000,000 from 295,980, respectively. On April 10, 1995, the Company distributed to stockholders of record on March 10, 1995, a 2 for 1 stock split in the form of a 100% share dividend of Class A and Class B common stock. One share of Class A common stock was issued for each share of Class A outstanding and one share of Class B common stock was issued for each share of Class B outstanding.

      Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted.

                                       (7)

                                                                       FORM 10-Q



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

      Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 80,400 Class A shares were outstanding at March 31, 1997 (53,850 shares at September 30, 1996 and 53,850 shares at March 31,
      1996) at prices ranging from $2.925 to $17.25 per share. Options for 27,550 shares and 14,050 shares were granted during the three month period ended December 31, 1996 and December 31, 1995 respectively, at a price of $17.25 and $6.92 per share respectively, all options are exercisable. During the second quarter period ended March 31, 1997, options for 1,000 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $1,080. No other options were granted or exercised during the three or six month periods presented under the Employee Plans.

      On February 23, 1995 the Board of Directors adopted, and shareholders subsequently approved at the Company's Annual Meeting held on February 21, 1996, the 1995 Outside Directors Stock Option Plan (the "Directors Plan"). The Director's Plan provides for the automatic grant of options to purchase up to 30,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 24,000 Class A shares were outstanding at March 31, 1997 (18,000 shares at September 30, 1996 and March 31, 1996) at prices ranging from $16.125 to $18.00 per share. Options for 6,000 shares were granted under the Director's Plan during each of the three month periods ended March 31, 1997 and March 31, 1996, at a price of $18.00 and $8.50 per share respectively. All options under the Directors Plan become fully exercisable on February 23, 2000.

      Unissued shares of Class A common stock (559,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan.

      The Company declared a $.20 per share special dividend on its Class A and Class B common shares on December 13, 1996 payable January 24, 1997 to shareholders of record January 3, 1997. A special dividend of $.10 per share on Class A and Class B common shares, payable January 25, 1996 to shareholders of record January 3, 1996, was declared on December 6, 1995.

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

                                       (8)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 1997 through March 31, 1997)
               Fiscal 1997 Compared to Second Quarter Fiscal 1996

--------------------------------------------------------------------------------

Product sales for the quarter ended March 31, 1997 were $3,812,530 versus $5,245,788 for the quarter ended March 31, 1996. The 27.3% decrease in product sales in the current quarter is volume related and due primarily to a $668,000 or 22% drop in automotive diagnostic sales and a $540,000 or 38% drop in fastening system sales. The Company anticipates that the current level of product sales experienced in the second quarter will remain at that level in the third quarter and increase approximately 25% in the fourth quarter.

Service sales for the quarter ended March 31, 1997 were $1,031,101 versus $1,349,368 for the quarter ended March 31, 1996. The 23.6% decrease during the current quarter was volume related. Approximately half of the reduction was due to the expiration of a contract in the second quarter of fiscal 1996 to provide technical training to Ford Motor Company dealer technicians. The balance of the reduction was due to a reduction in diagnostic service revenue. The technical training contract was not renewed because Ford reduced the number of suppliers of these types of training services. Diagnostic service revenue was lower since the project on which the service is provided is winding down and requires less manpower. The current level of service sales is anticipated to continue for the remainder of the fiscal year.

Cost of product sold in the second quarter of fiscal 1997 was $2,320,680 or 60.9% of product sales as compared to $2,815,401 or 53.7% of product sales in the second quarter of 1996. This increase in the cost of product sold percentage was due primarily to a change in product mix and to under-absorbed overhead due to lower plant activity.

Cost of service sold for the quarter ended March 31, 1997 was $891,121 or 86.4% of service sales as compared to $1,253,852 or 92.9% of service sales in the quarter ended March 31, 1996. The change in the cost of services sold percentage was due to a decrease in labor costs relative to a technical training contract which was not renewed.

Product development expenses were $875,061 in the second quarter of fiscal 1997 or 23.0% of product sales as compared to $974,189 or 18.6% of product sales in the second quarter of fiscal 1996. The percentage increase is due to lower sales in the current quarter. The level of expenditures incurred during the second quarter of fiscal 1997 is expected to drop slightly in the last two quarters of fiscal 1997 as the Company completes development expenditures on several new products scheduled for introduction in late fiscal 1997 and early fiscal 1998.

Operating expenses in the most recent quarter were $896,436 or 18.5% of total sales versus $952,246 or 14.4% of total sales for the same period a year ago. The percentage change is the result of lower shipments in the current quarter which covered less of the Company's fixed expenses. The current level of operating expenses is anticipated to continue for the remainder of the fiscal year.

                                       (9)

                                                                       FORM 10-Q

Interest expense was $2,047 in the second quarter of fiscal 1997, which compares with $49,775 in the second quarter of fiscal 1996. This was due to decreased borrowing in the second quarter versus the same period a year ago. The current level of interest expense is expected to continue for the remainder of fiscal 1997.

Other income of $27,035 decreased $11,694 compared with the same quarter last year due to the absence of rental income from a sublease of excess space. The excess space was eliminated when a new lease took effect in November, 1996.

A net loss of $72,269 was incurred in the second quarter of fiscal 1997 which compares with net income of $371,422 in fiscal 1996. This decrease was due primarily to a decrease in product sales and, to a lesser extent, to a decrease in gross product margin. The Company anticipates that it will break even in the third fiscal quarter due to a slight improvement in gross product margin and a slight reduction in product development expenditures.

Unshipped customer orders as of March 31, 1997 were $5,800,000 versus $7,579,000 at March 31, 1996. Approximately $1 million of the decrease relates to a reduction in a contract to provide diagnostic services to Ford Motor Company for the balance of calendar 1997. The project on which the diagnostic services are provided is winding down and requires less manpower than was required last year. The balance of the reduction in backlog relates to lower orders for automotive diagnostic products. Approximately half of the shortfall is expected to be made up by the end of fiscal 1997.

             Results of Operations, Six Months Ended March 31, 1997
                   Compared to Six Months Ended March 31, 1996

             ------------------------------------------------------

Product sales for the six months ended March 31, 1997 were $7,393,003 versus $11,046,512 for the same period in fiscal 1996. The decrease is due primarily to a $2.5 million reduction in automotive diagnostic product sales, and a $500,000 reduction in fastening systems product sales. The current level of product sales is expected to increase approximately 10% to 15% in the last six months of fiscal 1997, primarily due to increased automotive diagnostic sales.

During fiscal 1996 the Company initiated a three-year strategic plan to address the level of reduced sales and income that first occurred in the middle of fiscal 1996. The strategic plan focuses on introducing new products and services to new and existing markets, all within the Company's existing product class structure. Initial sales of new products were originally expected to occur in mid-fiscal 1997 but have been pushed back to late fiscal 1997 due to longer than expected product development lead times. It is anticipated that sales of these new products will add $2,000,000 to $4,000,000 in revenue beginning in fiscal 1998. Product development expenditures associated with these new products are expected to be approximately $700,000 in fiscal 1997 versus approximately $950,000 in fiscal 1996. Since the development of these products is expected to be near completion by the end of fiscal 1997, product development expenditures in fiscal 1998 on these new products are anticipated to be approximately $350,000.

                                      (10)

                                                                       FORM 10-Q

Service sales for the six months ended March 31, 1997 were $2,101,637 compared with $2,767,265 for the same period in fiscal 1996. The 24.1% decrease during the current six-month period was volume related and due primarily to a drop in both technical training revenue and diagnostic service revenue. The current level of service revenue is expected to continue in the second half of fiscal 1997.

Cost of product sold was $4,656,869 or 63.0% of product sales as compared to $6,504,046 or 58.9% of product sales for the six months ended March 31, 1996. This change in the cost of product sold percentage was due to a change in product mix and to under-absorbed overhead due to lower plant activity, both of which occurred during the second quarter of fiscal 1997.

Cost of service sold was $1,862,158 or 88.6% of service sales compared with $2,482,808 or 89.7% of service sales for the six months ended March 31, 1996. The dollar change in the cost of services sold was due to a decrease in labor costs relative to a technical training contract that was not renewed.

Product development expenses were $1,675,780 or 22.7% of product sales as compared to $1,900,797 or 17.2% of product sales for the six months ended March 31, 1996. The percentage increase is due to lower sales in the current six-month period. The level of expenditures incurred during the six months ended March 31, 1997 decreased approximately $225,000 or 12% over the same period last year since the Company is nearing completion on the development of several new products scheduled for introduction in late fiscal 1997 and early fiscal 1998.

Operating expenses were $1,762,318 for the six months ended March 31, 1997 or 18.6% of total sales versus $1,842,050 or 13.3% of total sales for the six months ended March 31, 1996. The percentage increase is due to lower sales in the current six-month period.

Interest expense was $4,375 for the six months ended March 31, 1997, and $100,470 for the same period in 1996. This was due to decreased borrowing to support lower working capital levels due to lower sales during the period. The level of interest expense incurred during the current six-month period is expected to continue for the remainder of the fiscal year.

Other income of $43,540 decreased $41,040 compared with the same period last year due to the absence of rental income from a sublease of excess space. The excess space was eliminated when a new lease took effect in November, 1996.

A net loss of $266,710 or 2.8% of total sales was incurred for the six months ended March 31, 1997 compared with net income of $673,186 or 4.9% of total sales for the six months ended March 31, 1996. The decrease was due primarily to a decrease in product sales and, to a lesser extent, to an increase in the cost of products sold percentage. The Company anticipates that there will be a modest net profit in the last six months of fiscal 1997 due to an increase in sales, to a slight improvement in gross product margin, and to a slight reduction in product development expenditures.

                                      (11)

                                                                       FORM 10-Q

                         Liquidity and Capital Resources

                         -------------------------------

Total current assets were $9,319,511, $11,194,528 and $10,788,006 at March 31,
1997, September 30, 1996 and March 31, 1996, respectively. The decrease from March to March was due primarily to a $1.5 million reduction in inventory due in part to an improvement in inventory control procedures. The primary reason, however, was inventory liquidation given the lower product sales levels that have occurred in recent quarters. The decrease in inventory along with earnings retention was used to reduce notes payable and trade accounts payable by $1.2 million in total with the remaining $300,000 used to increase cash and its equivalents. Between September 1996 and March 1997 current assets dropped by $1.9 million due primarily to a decrease in accounts receivable. The decrease in accounts receivable was due to lower sales in the current quarter versus the quarter ended September 30, 1996. The decrease in accounts receivable net of losses was used to reduce current liabilities from $2,569,775 at September 30, 1996 to $1,155,651 at March 31, 1997.

Working capital as of March 31, 1997 amounted to $8,163,860. This compares to $8,518,089 a year earlier. Current assets were 8.1 times current liabilities and total cash and receivables were 3.7 times current liabilities. These ratios compare to 4.8 and 1.9, respectively, at March 31, 1996.

Internally generated funds of $2,288,637 during the six months ended March 31, 1997 were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $261,349. Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1997.

Shareholders' equity during the six months ended March 31, 1997 decreased by $497,280 ($.42 per share) resulting primarily from $266,710 net loss and $238,570 payment of dividends.

In February 1997, the Company renewed its credit agreement with its financial lender. The agreement expires in February, 1998 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.

                                      (12)

                                                                       FORM 10-Q


PART II.  OTHER INFORMATION
---------------------------

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on February 19, 1997, the following individuals were elected to the Board of Directors:

                                              Votes For        Votes Withheld
                                              ---------        --------------
   Thomas H. Barton                           1,598,446             6,266
   Robert L. Bauman                           1,598,486             6,226
   Harry J. Fallon                            1,598,446             6,266
   T. Harold Hudson                           1,598,446             6,266
   George S. Lockwood, Jr.                    1,598,486             6,226
   Michael L. Miller                          1,598,486             6,226
   Janet H. Slade                             1,598,486             6,226

For information on how the votes for the above matter have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on February 19, 1997.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein: (10) Restated Loan Agreement, dated as of February 28, 1997 by and between the Company and Huntington National Bank.
(11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                      (13)

                                                                       FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 13, 1997                        HICKOK INCORPORATED
     ------------                        -------------------
                                            (Registrant)

                                 /s/ E. T. Nowakowski
                                 ------------------------------------------
                                 E. T. Nowakowski, Chief Financial Officer


                                      (14)