Form 10-Q
period 1997-06-30
HICKOK INC
filed 1997-08-13
CIK 47307

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1997         Commission File No. 0-147

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
                                     (Unaudited)


                                Three months ended         Nine months ended
                                     June 30,                   June 30,
                               --------------------       -------------------
                                1997          1996         1997         1996
                               ------        ------       ------       ------

Net Sales
  Product Sales           $ 3,257,499   $ 4,897,367  $10,650,502  $15,943,879
  Service Sales             1,092,001     1,209,266    3,193,638    3,976,531
                          -----------   -----------  -----------  -----------

     Total Net Sales        4,349,500     6,106,633   13,844,140   19,920,410

Costs and Expenses:
  Cost of Product Sold      2,083,002     3,104,840    6,739,871    9,608,886
  Cost of Service Sold        907,927       974,577    2,770,085    3,457,385
  Product Development         848,340       893,467    2,524,110    2,794,264
  Operating Expenses          917,604       950,050    2,679,922    2,792,100
  Interest Charges              2,171        22,889        6,546      123,359
  Other Income                (34,454)      (33,958)     (77,994)    (118,538)
                          -----------   -----------  -----------  -----------
                            4,724,590     5,911,865   14,642,540   18,657,456
                          -----------   -----------  -----------  -----------

  Income (Loss) before
     Income Taxes            (375,090)      194,768     (798,400)   1,262,954

Provision (Recovery of)
  Income Taxes               (138,800)       72,300     (295,400)     467,300
                          -----------   -----------  -----------  -----------

  Net Income (Loss)       $  (236,290)   $  122,468  $  (503,000) $   795,654
                          -----------   -----------  -----------  -----------
                          -----------   -----------  -----------  -----------


EARNINGS PER COMMON SHARE:

  Net Income (Loss)       $      (.20)   $      .11  $      (.42) $       .67
                          -----------   -----------  -----------  -----------
                          -----------   -----------  -----------  -----------


Weighted Average Shares
of Common Stock Out-
standing                    1,193,850     1,192,850    1,193,238    1,192,850
                          -----------   -----------  -----------  -----------
                          -----------   -----------  -----------  -----------


Dividends per Share       $       -0-   $       -0-  $       .20  $       .10
                          -----------   -----------  -----------  -----------
                          -----------   -----------  -----------  -----------


See Notes to Consolidated Financial Statements.

                                         (2)

                                 HICKOK INCORPORATED
                             CONSOLIDATED BALANCE SHEETS

                                        June 30,  September 30,   June 30,
                                          1997         1996        1996
                                         ------       ------       ------
                                      (Unaudited)     (Note)     (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents        $  1,422,214    $   486,812   $    386,275
  Trade Accounts Receivable - Net     2,309,478      5,357,634      4,030,917
  Inventories                         4,579,093      4,912,858      5,413,988
  Prepaid and Deferred Expenses         166,965        169,625        398,690
  Refundable Income Taxes               575,001        267,599           -
                                   ------------   ------------   ------------
     TOTAL CURRENT ASSETS             9,052,751     11,194,528     10,229,870
                                   ------------   ------------   ------------



PROPERTY, PLANT AND EQUIPMENT
  Land                                  196,611        215,495        139,192
  Buildings                           1,472,050      1,472,050      1,456,390
  Machinery and Equipment             3,755,190      3,404,827      3,677,923
                                   ------------   ------------   ------------
                                      5,423,851      5,092,372      5,273,505

  Less:  Allowance for Depreciation   3,174,734      2,670,111      2,950,602
                                   ------------   ------------   ------------
     TOTAL PROPERTY - NET             2,249,117      2,422,261      2,322,903
                                   ------------   ------------   ------------



OTHER ASSETS
  Goodwill - Net of Amortization        229,515        243,556        151,000
  Deferred Charges - Net of
   Amortization                         135,635        106,712              -
  Deposits                                8,844         13,744         13,744
                                   ------------   ------------   ------------
     TOTAL OTHER ASSETS                 373,994        364,012        164,744
                                   ------------   ------------   ------------



     TOTAL ASSETS                  $ 11,675,862   $ 13,980,801  $  12,717,517
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

NOTE: Amounts derived from audited financial statements previously filed with the Securitiesand Exchange Commission.

                   See Notes to Consolidated Financial Statements.

                                         (3)

                                                                       FORM 10-Q





                                       June 30,  September 30,       June 30,
                                         1997         1996             1996
                                       --------  -------------       --------
                                     (Unaudited)     (Note)        (Unaudited)

LIABILITIES
CURRENT LIABILITIES
  Notes Payable                      $    -       $  1,375,000   $    375,000

  Trade Accounts Payable                242,019        360,143        303,924
  Accrued Payroll & Related Expenses    450,415        769,600        573,940
  Accrued Expenses                      305,972         65,032        234,848
  Accrued Income Taxes                     -              -              -
                                   ------------   ------------   ------------


    TOTAL CURRENT LIABILITIES           998,406      2,569,775      1,487,712
                                   ------------   ------------   ------------



DEFERRED INCOME TAXES                   176,000        176,000        159,000
                                   ------------   ------------   ------------



STOCKHOLDERS' EQUITY
  Class A, $1.00 par value;
   authorized 3,750,000 shares;
   738,984 shares outstanding(737,984
   shares at September 30, 1996 and
   June 30, 1996) excluding 9,586
   shares in treasury                   738,984        737,984        737,984

  Class B, $1.00 par value;
   authorized 1,000,000 shares;
   454,866 shares outstanding
   excluding 20,667 shares in
   treasury                             454,866        454,866        454,866
  Contributed Capital                   921,316        914,316        914,316
  Retained Earnings                   8,386,290      9,127,860      8,963,639
                                   ------------   ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY       10,501,456    11,235,026      11,070,805
                                   ------------   ------------   ------------

    Total Liabilities and
    Stockholders' Equity           $ 11,675,862   $ 13,980,801   $ 12,717,517
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------



                                         (4)

                                  HICKOK INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED JUNE 30,
                                     (Unaudited)

                                                      1997           1996
                                                  ------------   ------------
Cash Flows from Operating Activities:
  Cash received from customers                    $ 16,892,296   $ 22,160,688
  Cash paid to suppliers and employees             (13,964,704)   (17,621,500)
  Interest paid                                        (14,956)      (141,344)
  Interest received                                     39,379          3,584
  Income taxes paid                                    (12,000)      (530,344)
                                                  ------------   ------------
    Net Cash Provided by
        Operating Activities                         2,940,015      3,871,084

Cash Flows from Investing Activities:
  Capital expenditures                                (350,363)      (279,846)
  Deferred charges                                     (82,500)          -
  Decrease in deposits                                   4,900           -
  Proceeds on sale of assets                            30,000           -
  Purchase of Beacon Gage assets                          -          (647,103)
                                                  ------------   ------------

    Net Cash Used in Investing
        Activities                                    (397,963)      (926,949)

Cash Flows from Financing Activities:
  Change in short-term borrowing                    (1,375,000)    (3,135,000)
  Sale of Class A shares under option                   6,920            -
  Dividends paid                                      (238,570)      (119,285)
                                                  ------------   ------------

    Net Cash Used in
        Financing Activities                        (1,606,650)    (3,254,285)
                                                  ------------   ------------

Net increase (decrease) in cash and
  cash equivalents                                     935,402       (310,150)

Cash and cash equivalents at beginning
  of year                                              486,812        696,425
                                                  ------------   ------------

Cash and cash equivalents at end
  of third quarter                                $  1,422,214   $    386,275
                                                  ------------   ------------
                                                  ------------   ------------




See Notes to Consolidated Financial Statements.



                                         (5)

                                                                       FORM 10-Q


                                                        1997           1996
                                                      --------       --------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                                $  (503,000)      $795,654

  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization                      572,241        486,046
    Non-cash compensation charge
      related to stock options                           1,080            -
    Gain on disposal of assets                         (11,116)           -
    Changes in assets and liabilities:
      Decrease (Increase) in accounts
         receivable                                  3,048,156      2,240,278
      Decrease (Increase) in inventories               333,765      1,894,307
      Decrease (Increase) in prepaid
         expenses                                     (304,742)       (92,577)
      Increase (Decrease) in trade
         accounts payable                             (118,124)      (551,294)
      Increase (Decrease) in accrued
         payroll and related expenses                 (319,185)      (746,671)
      Increase (Decrease) in accrued
         expenses                                      240,940       (118,915)
      Increase (Decrease) in accrued
         income taxes                                      -          (35,744)

       Total Adjustments                             3,443,015      3,075,430
                                                   -----------    -----------
       Net Cash Provided by
         Operating Activities                      $ 2,940,015    $ 3,871,084
                                                   -----------    -----------
                                                   -----------    -----------



                                         (6)

                                                                       FORM 10-Q

                                 HICKOK INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    JUNE 30, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                            June 30,      Sept. 30,       June 30,
                             1997           1996           1996
                         -----------    -----------    -----------

    Components           $ 2,349,524    $ 2,182,723    $ 2,195,844
    Work-in-Process          964,386      1,316,622      1,380,424
    Finished Product       1,265,183      1,413,513      1,837,720
                         -----------    -----------    -----------

                         $ 4,579,093    $ 4,912,858    $ 5,413,988
                         -----------    -----------    -----------
                         -----------    -----------    -----------
3.  CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS

    Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 80,400 Class A shares were outstanding at June 30, 1997 (53,850 shares at September 30, 1996 and June 30, 1996) at prices ranging from $2.925 to $17.25 per share. Options for 27,550 shares and 14,050 shares were granted during the three month period ended December 31, 1996 and December 31, 1995 respectively, at a price of $17.25 and $6.92 per share respectively. All options are exercisable.


                                         (7)

                                                                       FORM 10-Q

    During the second quarter period ended March 31, 1997, options for 1,000 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $1,080. No other options were granted or exercised during the three or nine month periods presented under the Employee Plans.

    The 1995 Outside Directors Stock Option Plan (the "Directors Plan"), provides for the automatic grant of options to purchase up to 30,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 24,000 Class A shares were outstanding at June 30, 1997 (18,000 shares at September 30, 1996 and June 30, 1996) at prices ranging from $8.50 to $18.00 per share. Options for 6,000 shares were granted under the Director's Plan during each of the three month periods ended March 31, 1997 and March 31, 1996, at a price of $8.50 and $18.00 per share respectively. All options under the Directors Plan become fully exercisable on or before February 23, 2000.

    Unissued shares of Class A common stock (559,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan.

    The Company paid a $.20 per share special dividend on its Class A and Class B common shares on January 24, 1997 to shareholders of record January 3, 1997. The Company paid a $.10 per share special dividend on its Class A and Class B common shares on January 25, 1996 to shareholders of record January 3, 1996.

4.  EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of shares outstanding during each period.



                                         (8)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations, Third Quarter (April 1, 1997 through June 30, 1997)
                  Fiscal 1997 Compared to Third Quarter Fiscal 1996

      --------------------------------------------------------------------------

Product sales for the quarter ended June 30, 1997 were $3,257,499 versus $4,897,367 for the quarter ended June 30, 1996. The 33.5% decrease in product sales in the current quarter is volume related and due primarily to a $644,000 or 27% reduction in automotive diagnostic sales and a $739,000 or 50% decline in fastening system sales. The Company anticipates that the current level of product sales experienced in the third quarter will significantly increase in the fourth quarter. This is based on increased orders that are in the Company's backlog at June 30, 1997 and on an anticipated increase in orders during the last quarter of the fiscal year.

Service sales for the quarter ended June 30, 1997 were $1,092,001 versus $1,209,266 for the quarter ended June 30, 1996. The 9.7% decrease during the current quarter was volume related and due almost entirely to a reduction in diagnostic service revenue. Diagnostic service revenue was lower since the project on which the service is provided is being completed and requires less manpower. The current level of service sales is anticipated to continue for the remainder of the fiscal year.

Cost of product sold in the third quarter of fiscal 1997 was $2,083,002 or 63.9% of product sales as compared to $3,104,840 or 63.4% of product sales in the third quarter of 1996. The cost of products sold percentage is expected to improve in the last quarter of fiscal 1997 due to a change in product mix and to an improvement in overhead absorption due to an increase in plant activity.

Cost of service sold for the quarter ended June 30, 1997 was $907,927 or 83.1% of service sales as compared to $974,577 or 80.6% of service sales in the quarter ended June 30, 1996. The change in the cost of services sold percentage was due to an increase in labor costs relative to a large service contract involving significant price competition.

Product development expenses were $848,340 in the third quarter of fiscal 1997 or 26.0% of product sales as compared to $893,467 or 18.2% of product sales in the third quarter of fiscal 1996. The percentage increase is due to lower sales in the current quarter. The level of expenditures incurred during the third quarter of fiscal 1997 is expected to drop slightly in the last quarter of fiscal 1997 as the Company completes development expenditures on several new products scheduled for introduction in late fiscal 1997 and early fiscal 1998.

Operating expenses in the most recent quarter were $917,604 or 21.1% of total sales versus $950,050 or 15.6% of total sales for the same period a year ago. The percentage change is the result of lower sales in the current quarter which covered less of the Company's fixed expenses. The current level of operating expenses is anticipated to continue for the remainder of the fiscal year.


                                         (9)

                                                                       FORM 10-Q

Interest expense was $2,171 in the third quarter of fiscal 1997, which compares with $22,889 in the third quarter of fiscal 1996. This was due to decreased borrowing in the third quarter versus the same period a year ago. The current level of interest expense is expected to continue for the remainder of fiscal 1997.

Other income of $34,454 in the current quarter compares with $33,958 in the same quarter last year.

A net loss of $236,290 was incurred in the third quarter of fiscal 1997 which compares with net income of $122,468 in fiscal 1996. This decrease was due primarily to a decrease in product sales. The Company anticipates that the fourth fiscal quarter will be profitable due to an anticipated increase in sales, an improvement in gross product margin, and a slight reduction in product development expenditures.

Unshipped customer orders as of June 30, 1997 were $7,894,000 versus $6,022,000 at June 30, 1996. This was the first quarter-to-quarter increase in backlog since June, 1995. The increase was primarily due to $1,814,000 of higher orders for automotive diagnostic products and to $1,160,000 of higher orders for fastening systems equipment. The combined increase of $2,974,000 in orders for automotive diagnostic and fastening systems products was offset by a $885,000 decrease in backlog for diagnostic services. The diagnostic services are provided to Ford Motor Company and relate to a project which is close to completion thereby requiring less manpower than last year.

                Results of Operations, Nine Months Ended June 30, 1997
                     Compared to Nine Months Ended June 30, 1996

                ------------------------------------------------------

Product sales for the nine months ended June 30, 1997 were $10,650,502 versus $15,943,879 for the same period in fiscal 1996. The decrease is due primarily to a $3.2 million reduction in automotive diagnostic product sales, and a $1.6 million reduction in fastening systems product sales.

During fiscal 1996 the Company initiated a three-year strategic plan to address the level of reduced sales and income that first occurred in the middle of fiscal 1996. The strategic plan focuses on introducing new products and services to new and existing markets, all within the Company's existing product class structure. Initial sales of new products were originally expected to occur in mid-fiscal 1997 but have been delayed until late fiscal 1997 due to longer than expected product development lead times. It is anticipated that sales of these new products will add $2,000,000 to $4,000,000 in revenue beginning in fiscal 1998. Product development expenditures associated with these new products are expected to be approximately $700,000 in fiscal 1997 versus approximately $950,000 in fiscal 1996. Since the development of these products is expected to be near completion by the end of fiscal 1997, product development expenditures in fiscal 1998 associated with these new products are anticipated to be approximately $350,000.

Service sales for the nine months ended June 30, 1997 were $3,193,638 compared with $3,976,531 for the same period in fiscal 1996. The 19.7% decrease during the

                                         (10)

                                                                       FORM 10-Q

current nine-month period was volume related and due primarily to a drop in both technical training revenue and diagnostic service revenue. The reduction in technical training revenue relates to a contract with Ford Motor Company that expired in the second quarter of fiscal 1996. The contract was not renewed because Ford reduced the number of suppliers of this type of training service. Diagnostic service revenue was lower since the project on which the service is provided is nearing completion and requires less manpower.

Cost of product sold was $6,739,871 or 63.3% of product sales as compared to $9,608,886 or 60.3% of product sales for the nine months ended June 30, 1996. This change in the cost of product sold percentage was due to a change in product mix and to under-absorbed overhead due to lower plant activity.

Cost of service sold was $2,770,085 or 86.7% of service sales compared with $3,457,385 or 86.9% of service sales for the nine months ended June 30, 1996.

Product development expenses were $2,524,110 or 23.7% of product sales as compared to $2,794,264 or 17.5% of product sales for the nine months ended June 30, 1996. The percentage increase is due to lower sales in the current nine-month period. The level of expenditures incurred during the nine months ended June 30, 1997 decreased approximately $270,000 or 9.7% over the same period last year since the Company is nearing completion on the development of several new products scheduled for introduction in late fiscal 1997 and early fiscal 1998.

Operating expenses were $2,679,922 for the nine months ended June 30, 1997 or 19.4% of total sales versus $2,792,100 or 14.0% of total sales for the nine months ended June 30, 1996. The percentage increase is due to lower sales in the current nine-month period.

Interest expense was $6,546 for the nine months ended June 30, 1997, and $123,359 for the same period in 1996. This was due to decreased borrowing to support lower working capital levels due to lower sales during the period. The level of interest expense incurred during the current nine-month period is expected to continue for the remainder of the fiscal year.

Other income of $77,994 decreased $40,544 compared with the same period last year due to the absence of rental income from a sublease of excess space. The excess space was eliminated when a new lease took effect in November, 1996.

A net loss of $503,000 or 3.6% of total sales was incurred for the nine months ended June 30, 1997 compared with net income of $795,654 or 4.0% of total sales for the nine months ended June 30, 1996. The decrease was due primarily to a decrease in product sales and, to a lesser extent, to an increase in the cost of products sold. The Company anticipates that there will be a modest net profit in the last three months of fiscal 1997 due to an increase in sales, a slight improvement in gross product margin, and a slight reduction in product development expenditures.


                                         (11)

                                                                       FORM 10-Q


                           Liquidity and Capital Resources

                           -------------------------------

Total current assets were $9,052,751, $11,194,528 and $10,229,870 at June 30,
1997, September 30, 1996 and June 30, 1996, respectively. The decrease from June to June was due primarily to a combined $2.6 million dollar reduction in accounts receivable and inventory due to lower sales and reduced inventory requirements related to lower product sales that have occurred in recent quarters. Of the $2.6 million reduction, approximately $500,000 was used to reduce current liabilities. The remaining $2.1 million was used to finance an increase in other assets of approximately $500,000 with the balance used to increase cash. Between September 1996 and June 1997 current assets dropped by $2.1 million due primarily to a decrease in accounts receivable. The decrease in accounts receivable was due to lower sales in the current quarter versus the quarter ended September 30, 1996. This decrease in accounts receivable net of losses was used to reduce current liabilities from $2,569,775 at September 30, 1996 to $998,406 at June 30, 1997.

Working capital as of June 30, 1997 amounted to $8,054,345. This compares to $8,742,158 a year earlier. Current assets were 9.1 times current liabilities and total cash and receivables were 3.7 times current liabilities. These ratios compare to 6.9 and 3.0, respectively, at June 30, 1996.

Internally generated funds of $2,940,015 during the nine months ended June 30, 1997 were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $350,363. Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1997 and for all of fiscal 1998.

Shareholders' equity during the nine months ended June 30, 1997 decreased by $733,570 ($.61 per share) resulting primarily from a $503,000 net loss and a payment of dividends in the amount of $238,570.

In February, 1997, the Company renewed its credit agreement with its financial lender. The agreement expires in February, 1998 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.



                                         (12)

                                                                       FORM 10-Q


PART II.  OTHER INFORMATION

ITEMS 1 through 5:  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein: (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  August 13, 1997                              HICKOK INCORPORATED
    -----------------------                       -------------------
                                                      (Registrant)



                                       /s/ E. T. Nowakowski
                                       ----------------------------------------
                                       E. T. Nowakowski, Chief Financial Officer



                                         (13)