Form 10-K405
period 1997-09-30
HICKOK INC
filed 1997-12-22
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 September 30, 1997
                          -----------------------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                Not Applicable
                               -------------------------------------------------

Commission file number                             0-147
                       ---------------------------------------------------------

                               HICKOK INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                        34-0288470
-------------------------------------------      -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

  10514 Dupont Avenue, Cleveland, Ohio                     44108
-------------------------------------------      -------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (216) 541-8060
                                                    ----------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 11, 1997, the Registrant had 740,984 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 670,461 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 11, 1997, based on the closing price of $10.50 per Class A Common Share on The NASDAQ Small Cap Market, aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $7,039,840. There is no trading market in the shares of Class B Common Stock.

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
                      ------------------------------------

                                          Document Incorporated by
    Part of Form 10-K                             Reference
    -----------------                     ------------------------

    Part III (Items 10,                   Portions of the Registrant's
         11, 12 and 13)                   Definitive Proxy Statement to
                                          be used in connection with its Annual
                                          Meeting of Shareholders to be held on
                                          February 25, 1998.

         Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 1997.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

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

         The Company is primarily involved in providing products and services to original equipment manufacturers within the transportation industry. The primary market served is automotive. Other markets with which the Company is involved include aircraft, locomotive and marine markets.

         Included among the products the Company has supplied to the transportation industry for many years are precision indicating instruments for aircraft, locomotive and general industrial applications. In recent years the Company has adapted this expertise to become a leader in the development of electronic diagnostic equipment for the automotive market. Production of diagnostic test equipment is now one of the Company's largest product classes.

         The Company has made several acquisitions in two of the last four fiscal years as part of a strategic program to expand both its customer base and its product line utilizing its existing expertise. A new product and customer for the automotive market was added in February, 1994 when the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The fastening business provides computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. General Motors is the major customer for the Company's fastening systems products. The fastening systems business was fully integrated into Hickok's operations by June, 1994. This product has become a significant part of the Company's total business.

         In January, 1996 the Company added new products and customers within the instrumentation area with the acquisition of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The gauge business was fully integrated into Hickok's operations by May, 1996.

         In addition to its products, the Company also provides support services to Ford Motor Company relating to the development of training curriculums for automotive technicians and others. The specific application relates to the use of diagnostic equipment, primarily Hickok equipment, on automobiles. In some cases the Company also provides the actual technical training to automotive technicians relating to the use of diagnostic equipment on automobiles and on the various components being diagnosed. This training is provided at customer sites. The support services provided to Ford and the technical training provided to technicians, though not a significant part of the Company's business, were developed because of the Company's close working relationship with Ford in the development of diagnostic tools to service engines and other electronic systems in Ford automobiles.

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

         The Company also designs, manufactures and markets instruments used to diagnose problems and to support the servicing of automotive electronic systems. These products are sold primarily to original equipment manufacturers but also to the aftermarket using jobbers, wholesalers and wagon distributors. The Company has increased its marketing efforts in order to expand the aftermarket business. The aftermarket currently accounts for less than 5% of automotive diagnostic tool sales.

         As a result of the acquisition of the fastening systems business in February, 1994, the Company designs and manufactures instrumentation used to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality threading applications. The equipment is sold primarily to original equipment manufacturers in the automotive market.

         Within the service area the Company supports the development of training curriculums within Ford Motor Company applicable to servicing automotive electronic systems. In addition, the Company also provides diagnostic equipment training both domestically and internationally to Ford and non-Ford automotive service technicians. Throughout all of fiscal 1997 the Company also developed software and designed systems that were used to develop diagnostic strategies including engine, body chassis and electrical systems in Ford vehicles. This software development contract was not renewed at the end of fiscal 1997 because Ford consolidated suppliers in this area.

         Revenue by class of product/service is shown in the table below.


                                                1997               1996              1995
                                                ----               ----              ----

Automotive Diagnostic Instruments           $11,426,000        $13,658,000        $10,476,000
Automotive Diagnostic Service/
     Training                                 3,406,000          4,782,000          5,749,000
Fastening Systems                             3,796,000          5,023,000         10,652,000
Indicating Instruments                        2,040,000          1,907,000          1,509,000
Other product classes                           491,000            801,000            998,000
                                            -----------        -----------        -----------
                                            $21,159,000        $26,171,000        $29,384,000

     New Products/Services
     ---------------------

         There were numerous new products under development during fiscal 1997 within the automotive diagnostic instrument area including, among others, a Multiport Fuel System Analyzer, a Transfer Case Tester and a Coil-On Plug adapter cable. The Fuel System Analyzer is a product designed primarily for the aftermarket and its purpose is to diagnose fuel delivery problems. Major design emphasis was placed on ease of use by the technician while still providing accurate data. Final development is anticipated to be completed in the first quarter of fiscal 1998 and initial orders for the product are expected in the second quarter of fiscal 1998. The Transfer Case Tester and the Coil-On Plug adapter cable were both developed for Ford Motor Company. The Tester is intended to be used to diagnose problems with the transfer case which is part of a vehicle's transmission. The adapter cable will be used to interface Ford's Service Bay Diagnostic System (SBDS) with a vehicle's ignition system. Development on both products is nearly complete. The Company anticipates that the adapter cable will be delivered to Ford dealers in North America in the second quarter of fiscal 1998. The Company does not yet have a firm delivery date for the Tester.

         During fiscal 1997 the Company completed development on the PDR (portable data recorder) and the Audio VIM (vehicle interface module). Both are automotive diagnostic products originally intended for use by Ford Motor Company. The PDR is an accessory that can be attached to a customer's vehicle to diagnose intermittent problems. The Audio VIM is an accessory to the New Generation STAR tool (NGS) that helps diagnose problems in Ford audio systems. Orders for both were initially anticipated during fiscal 1996 but were delayed by Ford and, most recently, have been put on hold. The Company does not know if Ford will ever place orders for either product though Ford has ordered a modest number of Audio VIM units to be shipped to their audio system service centers in the U. S. for evaluation. The Company has recently obtained an order from another OEM to ship several PDRs in the first quarter of fiscal 1998 for evaluation with the anticipation that a larger order will follow.

         Within the fastening systems area, the Pro-Spec 1000 was still under development during fiscal 1997. The Pro-Spec is a single tool control product with a market potential that is greater than large networked systems currently being sold. Initial expectations were that the product would be available in early fiscal 1997 but the Company significantly underestimated the development time required to bring the product to completion. Initial development began during fiscal 1996. Several design changes introduced in early fiscal 1997 were the main reasons for the delay. The Company expects initial orders for the product in the second quarter of fiscal 1998.

         Within the indicating instrument area, the DIGILOG series of instruments, a combination analog/digital indicator for the aircraft market, was first introduced in fiscal 1996. The instruments require FAA certification and the Company is currently pursuing type certification with several aircraft manufacturers. In fiscal 1996 the Company began working with an airplane manufacturer for type certification but that manufacturer pushed the process into fiscal 1997 and subsequently cancelled the project because of financial considerations. In fiscal 1997 the Company began soliciting several other airplane manufacturers and anticipates orders in mid-fiscal 1998 from at least one and perhaps two companies. Acceptance of this product is expected to provide an estimated 10% increase in the indicator product class. Another new instrument is the solid state indicator which began development in fiscal 1995. The indicator uses an electronic liquid crystal device to display data. The product's long life and light weight make it attractive. Development continued in fiscal 1996 but the project was put on hold in fiscal 1997 due to allocation of engineering resources. At that point the project was an estimated 50% complete. The Company, however, plans to restart development in mid- to late fiscal 1998.

         During fiscal 1997 the Company continued the development of the Watchdog 1000, a smaller, portable version of the Watchdog 2000, a secondary ignition analyzer for large non-automotive internal combustion engine users. The Watchdog 1000 was anticipated to be available in mid-fiscal 1997. Longer than expected development time has delayed the introduction approximately one year. The Watchdog 2000 was introduced during fiscal 1996 with the initial sale to a company in the natural gas distribution industry. There were no sales of the Watchdog 2000 in fiscal 1997 since the product was placed back in development with the expectation that it will be reintroduced along with the Watchdog 1000 during the second quarter of fiscal 1998.

         During fiscal 1996 the NGS was sold for the first time to a new market, Mazda dealers in Europe and Ford and Mazda dealers in Asia and the Far East. The acquisition of Beacon Gage in January, 1996 added new products consisting of pressure gauges used in locomotives and transit cars, primarily on a replacement basis. Limited delivery began in March, 1996 with full-scale operations in effect two months later. And finally, in fiscal 1996 the Company sold its first Watchdog 2000.

         During fiscal 1995 a major new development was the growth of the fastening systems product which was added by way of acquisition in mid-fiscal 1994. The acquisition was a strategic move to diversify both the customer base and the product line using existing engineering and manufacturing expertise. Fastening systems accounted for $10,652,000 in revenue in fiscal 1995 due to the sale of several large networked systems to General Motors Corporation. There were several new market and product developments in fiscal 1995 within the diagnostic instrument area. The NGS tool was introduced for the first time to Ford dealers in Australia, South America and South Africa. A new product, the End-of-Line (EOL) unit, was installed at Ford and Mazda assembly plants in Mexico and Michigan respectively. The EOL unit performs the final test of an automobile's various electronic systems as the vehicle exits the assembly line.

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

     Dependence Upon Single or Few Customers
     ---------------------------------------

         During the fiscal year ended September 30, 1997, sales to Ford and General Motors Corporation accounted for approximately 60% and 13% respectively of the consolidated sales of the Company. This compares with 52% and 19% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

     Backlog
     -------

         At September 30, 1997, the unshipped customer order backlog totaled $2,924,000 in contrast to $3,867,000 at September 30, 1996 and $4,337,000 at
September 30, 1995. The decrease in fiscal 1997 relative to fiscal 1996 is due primarily to the termination of a contract in September, 1997 to provide diagnostic services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area. Offsetting the loss of this contract was a $200,000 increase in orders for fastening systems products, a $100,000 increase in orders for automotive diagnostic products and a $100,000 increase in instrumentation orders. The decrease in fiscal 1996 relative to fiscal 1995 was due primarily to lower orders for fastening systems products and, to a lesser extent, to the loss of a contract to provide technical training to Ford dealer technicians. The training contract was lost because Ford consolidated suppliers in that area as well. Adjusting the backlog at the end of fiscal 1996 and fiscal 1995 for the lost service and training contracts, the adjusted figure would be approximately $2.5 million in each year compared with $2.9 million at the end of fiscal 1997.

     Government Contract Renegotiation
     ---------------------------------

         No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. The amount of revenue derived from Government contracts is currently minimal and not material.

     Competitive Conditions
     ----------------------

         The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the companies with which the Company competes have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as SPX Corporation, Hewlett-Packard, GenRad and Vetronix which dominate the total available market in terms of total sales. With regard to fastening systems products, competition comes from both companies that make the equipment to control fastening tools and from tool makers themselves. Specific companies include Beta Tech, Atlas Copco, and Stanley. Hickok is a major supplier in the high end market consisting of multi-spindle fastening system control systems. The instrumentation industry is composed primarily of companies which specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field should be gauged in the area of smaller specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

     Research and Development Activities
     -----------------------------------

         The Company expensed as incurred product development costs of $3,263,857 in 1997, $3,740,003 in 1996, and $3,550,450 in 1995. These
expenditures included engineering product support, support for development of diagnostic system manuals and development of fastening systems products.

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

     Number of Persons Employed
     --------------------------

         Total employment by the Company at September 30, 1997 was 227 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

     Financial Information Concerning Foreign and Domestic Operations and
     --------------------------------------------------------------------
     Export Sales
     ------------

         During the fiscal year ended September 30, 1997, all manufacturing, research and development and administrative operations were conducted in the United States. Revenues derived from export sales approximated $616,000 in 1997, $574,000 in 1996, and $887,000 in 1995. Shipments to Canada make up the majority of export sales.

      ITEM 2.  PROPERTIES
      -------  ----------

         During fiscal 1997, the Company had facilities in the United States as shown below:

                                                           Owned or
 Location        Feet            Description                Leased
 --------        ----            -----------               --------

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
Michigan                 by sales and service
                         personnel.

         Management believes that the Mississippi and Michigan facilities are adequate to provide for current and anticipated business. In fiscal 1997 the Company indefinitely postponed a modest expansion of the Cleveland facility.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not Applicable.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT*
-----------------------------------------------

         The following is a list of the executive officers of the Company as of September 30, 1997. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Bauman was elected Chairman by the Board of Directors in July 1993. He has been President since 1991. For at least five years prior to 1991 he held the office of Vice President. Mr. Nowakowski was elected Vice President, Finance and Chief Financial Officer by the Board of Directors in December, 1993. He joined the Company in July, 1993 and for at least five years prior to 1993 was a Vice President with Huntington National Bank in Cleveland, Ohio.

        Office                   Officer                        Age
        ------                   -------                        ---

Chairman, President and     Robert L. Bauman                    57
Chief Executive Officer

Vice President, Finance     Eugene T. Nowakowski                54
and Chief Financial
Officer

         *The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         a)  Market Information
             ------------------

         The Registrant's Class A Common Shares are traded on The NASDAQ Small Cap Market under the symbol HICKA. There is no market for the Registrant's Class B Common Shares. The following table sets forth the range of high and low closing prices for the Registrant's Class A Common Shares for the periods indicated, which prices reflect inter-dealer prices without retail markup, markdown or commissions. Data was supplied by NASDAQ.


                           Prices for the Years Ended:
                           ---------------------------

                        September 30, 1997           September 30,1996
                        ------------------           -----------------
                       High            Low           High           Low
                       ----            ---           ----           ---
First Quarter         12 1/2          9 1/2         21 1/2        16 1/2
Second Quarter        13 1/2          7             19            16
Third Quarter         12              8 1/4         17 1/2        13 1/2
Fourth Quarter        11 1/4          7 3/4         13 3/4        12

         b)  Holders
             -------

         As of December 11, 1997, there were approximately 572 holders of record of the Company's outstanding Class A Common Shares and approximately 5 holders of record of the Company's outstanding Class B Common Shares.

         c)  Dividends
             ---------

         On December 11, 1997 the Board of Directors of the Company declared a special dividend of $.10 per share on its Class A and Class B Common Shares, payable on January 23, 1998 to holders of record on January 5, 1998. In fiscal 1997 the Company paid a special dividend of $.20 per share on its Class A and Class B Shares on January 24, 1997. In fiscal 1996 the Company on January 25, 1996 paid a special dividend of $.10 per share on its Class A and Class B Common Shares. In fiscal 1995 on January 25, 1995 the Company paid a special dividend of $.175 per share on its Class A and Class B Common Shares and on July 10, 1995 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                    For the years ended September 30
                                                    --------------------------------

                                   1997            1996            1995            1994             1993
                                   ----            ----            ----            ----             ----

                                                (In Thousands of Dollars, except per share amounts)

Net Sales                         $21,159         $26,171         $29,384         $22,491         $ 20,876
                                  =======         =======         =======         =======         ========

Net Income                        $   605         $   960         $ 1,794         $ 1,556         $  1,524
                                  =======         =======         =======         =======         ========

Working Capital                   $ 9,279         $ 8,625         $ 8,120         $ 6,991         $  6,062
                                  =======         =======         =======         =======         ========

Total Assets                      $13,736         $13,981         $16,629         $12,500         $ 11,149
                                  =======         =======         =======         =======         ========

Long-term Debt                    $   127             -               -               -                -
                                  =======         =======         =======         =======         ========

Total Stockholders' Equity        $11,617         $11,235         $10,394         $ 8,735         $  7,338
                                  =======         =======         =======         =======         ========

Net Income Per Share              $   .51         $   .80         $  1.50         $  1.31         $   1.27
                                  =======         =======         =======         =======         ========

Dividends Declared
     Per Share:
     Class A                      $   .20         $   .10         $  .275         $  .15          $   .125
     Class B                      $   .20         $   .10         $  .275         $  .15          $   .125

Stockholders' Equity
     Per Share:                   $  9.71         $  9.42         $  8.71         $ 7.43          $   6.32

Return on Sales                       2.9%            3.7%            6.1%           6.9%              7.3%

Return on Assets                      4.4%            6.3%           12.3%          13.2%             14.2%

Return on Equity                      5.3%            8.9%           18.8%          19.4%             21.9%

Closing Stock Price               $  8.25         $ 12.50         $ 23.00         $12.75          $   9.50



        Note:  Share data adjusted for a 2 for 1 stock split in April 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Introduction
------------

         Hickok has had a long established reputation as a leader in the development and manufacture of high technology precision indicating instruments for aircraft, locomotive and general industrial applications. The Company has also been recognized as an authority in the design and implementation of electronics circuitry. In recent years these areas of expertise have combined to make the Company a leader in automotive electronics diagnostic technology. Hickok generates over half of its revenue from designing and manufacturing diagnostic tools for the OEM market. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles. In addition, Hickok develops instructional programs for Ford and trains automotive technicians in the use of electronic diagnostic tools and systems. The training and program development functions are generated both out of the Cleveland, Ohio headquarters and out of a leased facility in Farmington Hills, Michigan.

         Until the end of the current fiscal year the Company also generated about 15% of its revenue from developing diagnostic strategies and assisting in supporting the overall diagnostic system for Ford Motor Company. This was down from prior years because the project on which the service was provided was nearing completion and required less manpower. At the end of the fiscal year the Company was no longer providing this service since its contract was not renewed because Ford consolidated suppliers in this area.

         In February, 1994 the Company added a new product for the automotive market by acquiring the fastening systems business from Allen-Bradley Company, Inc. This was part of a strategic program to expand both the Company's customer base and its product line using existing expertise. The new business provides computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. The acquisition cost $730,675 and was structured as an asset purchase. The fastening systems business was fully integrated into Hickok's operations by June, 1994 and has made a positive contribution to the Company's operations in the past four fiscal years. This product class continues to be a major part of the Company's total business.

         In January, 1996 the Company added revenue to its indicating instrument product class with the acquisition of the Beacon Gage Division of Maradyne Corporation. The acquisition cost $647,103 and was structured as an asset purchase. It accounted for approximately 25% of instrument revenue in fiscal 1997. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The purchase added new products and customers within Hickok's instrumentation market. The gauge business was fully integrated into Hickok's operations by May, 1996.

         The timing of order releases in the Company's automotive diagnostic test equipment business often creates wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. The same situation applies to the Company's recently acquired fastening systems products. Orders for such equipment frequently are relatively large and subject to customer release. The result can be substantial variations in quarterly sales and earnings. For example, in fiscal 1997 fourth quarter sales $7,314,958 were 34.6% of the year's total sales. Even more dramatic is the fact that those sales resulted in net income of $1,108,317, or $.93 per share, which was 183% of the year's total net income. In fiscal 1996 first quarter net income of $301,764, or $.25 per share, represented 31.4% of the year's total net income. In fiscal 1995 fourth quarter net income of $529,082, or $.44 per share, represented 29.5% of the year's total net income. The Company's contracts are subject to customer release, and although historically the fourth quarter has accounted for a larger portion of sales and net income, there can be no assurance that the Company's customers will continue to authorize release of contracts during the fourth quarter of future fiscal years. The Company is not aware of any seasonal factors which lead to its customers' release of orders.

         Short-term earnings also can be affected by levels of expenditures for product development, which has become increasingly significant to the Company's operations in recent fiscal years.

         The Company's order backlog as of September 30, 1997 totaled $2,924,000 as compared to $3,867,000 as of September 30, 1996 and $4,337,000 as of September 30, 1995. The decrease in fiscal 1997 relative to fiscal 1996 is due entirely to the termination of a contract in September, 1997 to provide diagnostic services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area. Offsetting the loss of this contract was a $200,000 increase in orders for fastening systems products, a $100,000 increase in orders for automotive diagnostic products and a $100,000 increase in instrumentation orders. The decrease in fiscal 1996 relative to fiscal 1995 was due primarily to lower orders for fastening systems products and, to a lesser extent, to the termination of a contract to provide technical training to Ford dealer technicians. The training contract was not renewed because Ford consolidated suppliers in that area as well. Adjusting the backlog at the end of fiscal 1996 and fiscal 1995 for the lost service and training contracts, the adjusted figure would be approximately $2.5 million in each year compared with $2.9 million at the end of fiscal 1997.

     Results of Operations
     ---------------------

         Sales for the fiscal year ended September 30, 1997 declined to $21,159,098, a decrease of approximately 19% from fiscal 1996 sales. This decrease in sales is almost totally volume-driven and was attributable to lower sales in both the product and service categories. In the product category, sales of automotive diagnostic instruments dropped by $2,310,000 or 17% and sales of fastening system products declined by $1,326,000 or 26%. Sales of indicating instruments were up approximately $129,000, a 7% increase over the previous year. Automotive diagnostic instrument sales were down because Ford has significantly reduced orders for essential special service tools which are one-time large volume sales to all dealers in North America. Fastening system sales were down because of lower orders from General Motors for large networked systems. In the service category, the decrease in sales of $1,196,000 or 23% was primarily due to lower diagnostic service revenue since the project on which the service is provided is coming to completion and required less manpower.

         Sales for the fiscal year ended September 30, 1996 declined to $26,171,461, a decrease of approximately 11% from fiscal 1995 sales. This decrease in sales was almost totally volume-driven and is attributable to lower sales in both the product and service categories. In the product category, sales of fastening systems products dropped $5,629,000 or 53% which was partially offset by a $3,182,000 or 30% increase in automotive diagnostic instrument sales and by a $401,000 or 27% increase in indicator sales. The drop in fastening systems revenue was anticipated given that sales the previous year of $10,652,000 were a record that was caused in part by an extraordinarily large $5.5 million order booked in late fiscal 1994. Sales of automotive diagnostic instruments increased 30% in fiscal 1996 due to sales of NGS units to Mazda dealers outside of North America and to Ford dealers throughout the world, exclusive of Europe. The increase in indicator sales resulted from the Beacon Gage acquisition in January, 1996. In the service category, the decrease of $927,000 or 15% was due primarily to the loss of a contract to provide technical training to Ford dealer service technicians. The contract was lost because Ford consolidated suppliers in this area. This contract had a negative effect on the Company's service sales beginning in the middle of the Company's second fiscal quarter.

         During fiscal 1996 the Company initiated a three-year strategic plan to address the level of reduced sales and income that first occurred in the middle of fiscal 1996. The strategic plan focuses on introducing new products to new and existing markets, all within the Company's existing product class structure. Initial sales of new products were originally expected to occur in mid-fiscal 1997 but have been delayed until early fiscal 1998 due to longer than expected product development lead times. It is anticipated that sales of these new products will add $2,000,000 to $4,000,000 in revenue beginning in fiscal 1998. These new products include the Pro-Spec 1000, the Fuel System Analyzer and the Watchdog 1000. Unfortunately, the anticipated increase in product sales in fiscal 1998 will be offset by a $3.4 million reduction in service revenue due to termination at the very end of fiscal 1997 of the diagnostic service contract with Ford Motor Company. The primary costs associated with this contract were manpower related and all such costs were eliminated as of the beginning of fiscal 1998. Even though the impact on total sales in fiscal 1998 is anticipated to be negligible, the impact on net income is expected to be positive since the lost service revenue will be replaced by higher margin product sales. Furthermore, product development expenditures are anticipated to decrease as development on the new products nears completion. Product development expenditures associated with these new products were approximately $700,000 in fiscal 1997 versus approximately $950,000 in fiscal 1996. Since the development of these products is near completion at the end of fiscal 1997, product development expenditures in fiscal 1998 associated with these new products are anticipated to be approximately $350,000.

         Cost of products sold during fiscal 1997 amounted to $9,874,129 or 57.4% of net product sales. For fiscal 1996 the cost of products sold amounted to $12,700,245 or approximately 60.5% of net product sales and for fiscal 1995 the cost of products sold amounted to $13,975,800 or approximately 60.0% of net product sales. The decrease in the percentage of cost of products sold relative to product sales between fiscal 1997 and fiscal 1996 was due entirely to product mix. The slight increase in cost of products sold as a percentage of net product sales between fiscal 1996 and fiscal 1995 was also due to product mix.

         Cost of services sold during fiscal 1997 was $3,528,069 or 89.0% of net service sales. In fiscal 1996 the figure was $4,343,794 or 84.1% of net service sales. In fiscal 1995 the figure was $4,909,962 or 80.6% of net service sales. The increase in cost of services sold as a percentage of net service sales between fiscal 1997 and fiscal 1996 resulted because the diagnostic contract with Ford involved significant price competition. The increase in cost of services sold as a percentage of net service sales between fiscal 1996 and fiscal 1995 was caused primarily by the inability to reduce costs of services sold to the same extent as service sales volume decreased.

         The percentage of cost of products sold relative to net product sales in fiscal 1998 is expected to revert back to the levels experienced in fiscal 1996 and fiscal 1995 since the figure experienced in fiscal 1997 was due entirely to product mix and that mix is not anticipated to recur in fiscal 1998. The percentage of cost of services sold relative to net service sales is expected to improve slightly in fiscal 1998 due to an improvement in product mix since costs associated with the Ford diagnostic contract will be eliminated.

         In fiscal 1997 product development expenditures were $3,263,857 which was 13% lower than fiscal 1996 expenditures of $3,740,003. The decrease was due to a reduction in engineering and development expenditures on new products, namely the Pro-Spec 1000, Audio VIM, PDR and the Watchdog 1000. Development of these products was at or near completion at the end of fiscal 1997. During fiscal 1996 new product development expenditures amounted to $3,740,003 which represented a 5% increase over fiscal 1995 expenditures of $3,550,450. The increase was attributable to engineering and development of two new products, the Pro-Spec 1000 and the Watchdog 1000. The Pro-Spec 1000 is a fastening systems new single spindle control product. The Watchdog 1000 is the portable version of the Watchdog 2000 for use by large, non-automotive internal combustion engine users. It is anticipated that the amount spent on product development in fiscal 1998 will be slightly below the amount spent in fiscal 1997 since new products currently in development are nearing completion.

         Marketing and administrative expense amounted to $3,691,892, or approximately 17.4% of net sales in fiscal 1997; $3,944,962, or approximately 15.1% of net sales in fiscal 1996; and $4,189,263, or approximately 14.3% of net sales in fiscal 1995. Expenditures in fiscal 1997 were 6.3% lower than the amount spent in fiscal 1996. Expenditures in fiscal 1996 were 5.8% lower than what was spent in fiscal 1995. The absolute decrease in the amount of marketing and administrative expenses between fiscal 1997 and fiscal 1996 was primarily related to lower administrative expenses due to lower sales. The absolute decrease in the amount of marketing and administrative expenses between 1996 and 1995 was entirely related to lower sales in the fastening systems product class. The Company anticipates that marketing and administrative expenses will be unchanged in fiscal 1998.

         Interest charges were $10,966 in fiscal 1997 compared with $156,440 in fiscal 1996 and $134,713 in fiscal 1995. The decrease in interest charges in fiscal 1997 compared to fiscal 1996 was caused primarily by a significant reduction in borrowing by the Company under its revolving line of credit due to lower working capital requirements due to a 19% reduction in sales. The increase in interest charges in fiscal 1996 compared to fiscal 1995 was caused primarily by higher borrowing by the Company under its revolving line of credit to finance increased working capital levels during the first half of the fiscal year.

         Fiscal 1997 results include other income of $70,132 consisting of interest income on short-term investments and purchased discounts. Fiscal 1996 and 1995 results include other income of $151,858 and $146,227 respectively, of which approximately two-thirds was due to rental income of excess space at the Company's former Lincoln Park, Michigan location. Fiscal 1996 and fiscal 1995 other income also included approximately $50,000 and $60,000 respectively of purchased discounts.

         Fiscal 1997 income taxes were $255,000 which represents an effective tax rate of 29.7%. Income taxes were $478,000 in fiscal 1996 which represented a 33.2% effective tax rate. In fiscal 1995 income taxes were $976,000 which represented a 35.2% effective tax rate. The effective tax rate decreased in fiscal 1997 due to recognizing research and development tax credits in an amount greater than what was estimated at the end of the prior year. The decrease in the effective tax rate in fiscal 1996 was caused by recognizing research and development tax credits in an amount greater than what was estimated at the end of the prior year. It is anticipated that the effective tax rate in fiscal 1998 will increase due to a reduction in research and development tax credits.

         Net income in fiscal 1997 amounted to $605,317, or $.51 per share, which was a decrease of $354,558, or 36.9% from fiscal 1996 net income of $959,875. The decrease in net income was primarily due to a decrease in sales, offset in part by an improvement in gross margin and a reduction in both product development and marketing and administrative expenses. Fiscal 1996 net income amounted to $959,875, or $.80 per share, a decrease of $834,355, or 46.5% from fiscal 1995 net income of $1,794,230, or $1.50 per share. The decrease in net income was due primarily to a decrease in sales and, to a lesser extent, to an increase of $189,553 in product development expenditures and to a $236,000 or
 .9% increase in the cost of products and services sold on an combined basis.

         The Company is in the process of installing new computer hardware and software. The new computer system will, among its many features, recognize and process the year 2000 and beyond. The cost of the new system is not expected to have a material effect on the Company's financial statements in fiscal 1998 and beyond.

     Liquidity and Capital Resources
     -------------------------------

         Current assets of $11,096,855 at September 30, 1997 were 6.1 times current liabilities and the total of cash and receivables was 3.3 times current liabilities. These ratios compare to 4.4 and 2.3 respectively at the end of fiscal 1996. Total current assets were virtually unchanged from the previous year-end. There was a $2,045,000 reduction in accounts receivable due to lower sales with cash and cash equivalents increasing by a similar amount. Total current liabilities were reduced by $752,000 due to a $1,375,000 reduction in short-term financing offset by a $560,000 increase in trade payables and accruals.

         Working capital at September 30, 1997 was $9,278,599 as compared to $8,624,753 a year ago. The increase between the two years was due primarily to retention of earnings and the proceeds were used to reduce short-term borrowings.

         During the fiscal year the Company's business may require relatively large inventories of both work-in-process and finished goods in order to meet anticipated delivery schedules. During fiscal 1997 there was no need to build inventory since sales for the year were down from the previous year and year-end product backlog was only slightly higher than last year. Nevertheless, whenever there may be a requirement to increase inventory in fiscal 1998 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $5,000,000 revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

         Internally generated funds in fiscal 1997 were a positive $4,216,015 and were more than adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $366,842 and $63,550 consisting of the current portion of a capitalized lease obligation. The primary reason for the positive cash flow from operations was a $2,068,580 decrease in accounts receivable. In fiscal 1996 internally generated funds were a positive $3,339,967 and were more than adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $546,592. The primary reason for the positive cash flow in fiscal 1996 was a $2,297,688 decrease in inventory. In fiscal 1995 internally generated funds were a negative $646,322 which was not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $943,605. The primary reason for the negative operating cash flow was a $3,076,790 increase in inventory with the shortfall made up by a $2,280,000 increase in short-term borrowing. The Company does not anticipate significant changes in either accounts receivable or inventory in fiscal 1998. Nevertheless, the Company expects internally generated funds in fiscal 1998 from other operating activities, primarily net income, to be adequate to fund approximately $540,000 of capital expenditures in fiscal 1998. Most of the expenditures will be made to upgrade engineering and manufacturing equipment.

         In February, 1997 the Company amended an existing credit agreement with its financial lender. The agreement expires in February, 1998 and provides for a revolving credit facility of $5,000,000 with interest at the prime commercial rate with a LIBOR option and is unsecured. At September 30, 1997, the Company had no outstanding balances under this loan facility and remains in compliance with its loan covenants. The revolving credit facility is subject to annual review by the Company's financial lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount may be obtained on acceptable terms.

         In August, 1988 the Company entered into a Section 303 Stock Redemption Agreement (the "Stock Redemption Agreement") with Robert D. Hickok. The Stock Redemption Agreement provided that, upon Mr. Hickok's death, his estate will have the right to require the Company to purchase from the estate Class A shares and Class B shares having a value equal to the estate, inheritance, legacy and succession taxes (including any interest collected as part of such taxes) imposed because of the death of Mr. Hickok, plus the amount of funeral and administrative expenses allowable as deductions to the estate of Mr. Hickok under Section 2053 of the Internal Revenue Code. The Stock Redemption Agreement provided that the per share price payable by the company for the shares purchased from Mr. Hickok's estate will be the then market value of such shares. The Estate of Robert D. Hickok sold to the Company 16,107 Class B shares on January 11, 1993 and 4,560 Class B shares on March 31, 1995. These purchases by the Company completed its obligation under the Stock Redemption Agreement.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                           INDEPENDENT AUDITORS REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


/s/ Meaden & Moore, Ltd.
MEADEN & MOORE, LTD.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 25, 1997
CLEVELAND, OHIO


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                               HICKOK INCORPORATED
                                  SEPTEMBER 30

                                     ASSETS

                                                                 1997          1996
                                                             --------------------------
CURRENT ASSETS:
      Cash and cash equivalents                              $ 2,668,345   $   486,812
      Accounts receivable - less allowance for
             doubtful accounts of $15,000 (1997 and 1996)      3,312,988     5,357,634
      Inventories-less allowance for obsolete inventory
            of $78,589 ($75,825, 1996)                         4,884,401     4,912,858
      Prepaid and deferred expenses                              231,121       169,625
      Refundable income taxes                                      --          267,599
                                                             --------------------------

                         Total Current Assets                 11,096,855    11,194,528



PROPERTY, PLANT AND EQUIPMENT:
       Land                                                      199,611       215,495
       Buildings                                               1,410,141     1,472,050
       Machinery and equipment                                 3,813,873     3,404,827
                                                             --------------------------
                                                               5,423,625     5,092,372
             Less accumulated depreciation                     3,129,290     2,670,111
                                                             --------------------------
                                                               2,294,335     2,422,261

OTHER ASSETS:
       Goodwill-less accumulated amortization of $55,111
              ($36,444, 1996)                                    224,889       243,556
       Deferred charges  less accumulated amortization
             of $103,712 ($30,488, 1996)                         115,988       106,712
       Deposits                                                    4,350        13,744
                                                             --------------------------
                                                                 345,227       364,012
                                                             --------------------------

                         Total Assets                        $13,736,417   $13,980,801
                                                             =========================


See notes to consolidated financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            1997           1996
                                                                      ----------------------------
CURRENT LIABILITIES:
       Short-term financing                                           $       --      $  1,375,000
       Current portion of capitalized lease liability                       63,550            --
       Trade accounts payable                                              657,285         360,143
       Accrued payroll and related expenses                                422,772         769,600
       Accrued expenses                                                    131,662          65,032
       Customer deposits                                                   237,587            --
       Accrued income taxes                                                305,400            --
                                                                      ----------------------------

                         Total Current Liabilities                       1,818,256       2,569,775

DEFERRED INCOME TAXES                                                      174,000         176,000

LONG-TERM DEBT:
       Capitalized lease liability  less current portion
             of capitalized lease liability of $63,550                     127,101            --


 STOCKHOLDERS' EQUITY:
       Common shares - par value $1.00:
             Class A 3,750,000 shares authorized, 750,570
                   shares issued - 1997; (747,570 - 1996)                  740,984         737,984
             Class B 1,000,000 convertible shares authorized,
                   475,533 shares issued                                   454,866         454,866
       Contributed capital                                               1,532,398       1,520,111
       Treasury shares - 9,586 Class A shares and
             20,667 Class B shares                                        (605,795)       (605,795)
       Retained earnings                                                 9,494,607       9,127,860
                                                                      ----------------------------

                         Total Stockholders' Equity                     11,617,060      11,235,026
                                                                      ----------------------------

                         Total Liabilities and Stockholders' Equity   $ 13,736,417    $ 13,980,801
                                                                      ============================


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                               HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30


                                              1997           1996             1995
                                         --------------------------------------------
NET SALES
       Product sales                     $ 17,193,552    $ 21,009,103    $ 23,294,950
       Service sales                        3,965,546       5,162,358       6,089,241
                                         --------------------------------------------
             Total net sales               21,159,098      26,171,461      29,384,191
                                         --------------------------------------------

COSTS AND EXPENSES:
       Cost of products sold                9,874,129      12,700,245      13,975,800
       Cost of services sold                3,528,069       4,343,794       4,909,962
       Product development                  3,263,857       3,740,003       3,550,450
       Marketing and administrative
           expenses                         3,691,892       3,944,962       4,189,263
       Interest charges                        10,966         156,440         134,713
       Other income                           (70,132)       (151,858)       (146,227)
                                         --------------------------------------------
                                           20,298,781      24,733,586      26,613,961
                                         --------------------------------------------
               Income before Provision
                   for Income Taxes           860,317       1,437,875       2,770,230


PROVISION FOR INCOME TAXES:
       Current                                305,000         327,000       1,087,000
       Deferred                               (50,000)        151,000        (111,000)
                                         --------------------------------------------
                                              255,000         478,000         976,000
                                         --------------------------------------------
               NET INCOME                $    605,317    $    959,875    $  1,794,230
                                         ============================================

NET INCOME PER COMMON SHARE              $        .51    $        .80    $       1.50
                                         ============================================

WEIGHTED AVERAGE SHARES OF
       COMMON STOCK OUTSTANDING             1,193,497       1,192,850       1,194,500
                                         ============================================

See notes to consolidated financial statements


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               HICKOK INCORPORATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995



                                                                      COMMON STOCK -
                                                                     $1.00 PAR VALUE
                                                   RETAINED        --------------------
                                                   EARNINGS        CLASS A      CLASS B
                                                  -----------------------------------------
Balance at
September 30, 1994                                $ 7,420,102   $   368,492   $   219,913

       100% share dividend Class A and B shares       598,455       368,742       229,713
       Dividend of $.275 per Class A and B shares     328,607          --            --
       Sale of Class A shares under option               --             750          --
       Redemption of Class B shares                      --            --           4,560
       Reclassification of redeemable Class B
         shares after redemption completed               --            --           9,800
       Non-cash compensation charge related
         to stock options                                --            --            --
       Net income                                   1,794,230          --            --
                                                  -----------------------------------------

Balance at
September 30, 1995                                  8,287,270       737,984       454,866

       Dividend of $.10 per Class A and B shares      119,285          --            --
       Net income                                     959,875          --            --
                                                  -----------------------------------------

Balance at
September 30, 1996                                  9,127,860       737,984       454,866

       Dividend of $.20 per Class A and B shares      238,570          --            --
       Sale of Class A shares under option               --           3,000          --
       Net income                                     605,317          --            --
                                                  -----------------------------------------

Balance at
September 30, 1997                                $ 9,494,607   $   740,984   $   454,866
                                                  =========================================


See notes to consolidated financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               HICKOK INCORPORATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995





                                                   CONTRIBUTED     TREASURY
                                                   CAPITALS        SHARES       TOTAL
                                                  -----------------------------------------
Balance at
September 30, 1994                                $ 1,259,293   $   532,603   $   8,735,197

       100% share dividend Class A and B shares           --            --            --
       Dividend of $.275 per Class A and B shares         --            --            --
       Sale of Class A shares under option              7,250           --          8,000
       Redemption of Class B shares                       --         73,192        77,752
       Reclassification of redeemable Class B
         shares after redemption completed            225,200           --        235,000
       Non-cash compensation charge related
         to stock options                              28,368           --         28,368
       Net income                                         --            --      1,794,230
                                                  -----------------------------------------

Balance at
September 30, 1995                                  1,520,111       605,795    10,394,436

       Dividend of $.10 per Class A and B shares          --            --        119,285
       Net income                                         --            --        959,875
                                                  -----------------------------------------

Balance at
September 30, 1996                                  1,520,111       605,795    11,235,026

       Dividend of $.20 per Class A and B shares          --            --        238,570
       Sale of Class A shares under option                --            --         15,287
       Net income                                         --            --        605,317
                                                  -----------------------------------------

Balance at
September 30, 1997                                $ 1,532,398   $   605,795  $11,,617,060
                                                  =========================================




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30


                                                     1997                1996               1995
                                               ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Cash received from customers             $  23,227,678      $  27,085,022      $  29,154,622
       Cash paid to suppliers and employees       (19,316,363)       (22,949,707)       (28,382,805)
       Interest paid                                  (19,377)          (168,592)          (117,606)
       Interest received                               56,077              3,588              2,887
       Income taxes (paid) refunded                   268,000           (630,344)        (1,303,420)
                                               ------------------------------------------------------
       Net Cash Provided by (Used in)
             Operating Activities                   4,216,015          3,339,967           (646,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                          (366,842)          (546,592)          (943,605)
       Deferred charges                               (82,500)          (137,200)              --
       Decrease (Increase) in deposits                  9,394               --                 (300)
       Proceeds on sale of assets                       6,266             35,600              4,800
       Payments for businesses purchased                 --             (647,103)              --
                                               ------------------------------------------------------

       Net Cash Used in Investing
             Activities                              (433,682)        (1,295,295)          (939,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Changes in short-term borrowings            (1,375,000)        (2,135,000)         2,280,000
       Purchase of Class B shares                        --                 --              (77,752)
       Sale of Class A shares under option             12,770               --                6,920
       Dividends paid                                (238,570)          (119,285)          (328,607)
                                               ------------------------------------------------------

       Net Cash Provided by (Used in)
             Financing Activities                  (1,600,800)        (2,254,285)         1,880,561
                                               ------------------------------------------------------

Increase (Decrease) in Cash and Cash
       Equivalents                                  2,181,533           (209,613)           295,134

Cash and Cash Equivalents at
       Beginning of Year                              486,812            696,425            401,291
                                               ------------------------------------------------------

Cash and Cash Equivalents at
       End of Year                              $   2,668,345      $     486,812      $     696,425
                                               ======================================================


See notes to consolidated financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------







                                                                      1997             1996             1995
                                                                  ---------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                     $   605,317      $   959,875      $ 1,794,230
   ADJUSTMENTS TO RECONCILE NET INCOME TO
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES:
           Depreciation  and amortization                             707,164          666,315          587,213
           Non-cash compensation charge related
                 to stock options                                       2,517             --             29,448
           Loss (Gain) on disposal of assets                           30,622          (12,800)           3,030
           Deferred income taxes                                      (50,000)         151,000         (111,000)
           CHANGES IN ASSETS AND LIABILITIES:
               Decrease (Increase) in accounts receivable           2,068,580          913,561         (229,569)
               Decrease (Increase) in
                    inventories                                        28,457        2,297,688       (3,076,790)
               Decrease (Increase) in prepaid and
                    deferred expenses                                  (4,172)           2,488          (13,944)
               Decrease (Increase) in refundable income taxes         267,599         (267,599)            --
               Increase (Decrease) in trade
                    accounts payable                                  297,142         (495,075)         313,195
               Increase (Decrease) in accrued payroll and
                    related expenses                                 (346,828)        (551,011)         155,603
               Increase (Decrease) in other
                    accrued expenses                                  304,217         (288,731)         118,682
               Increase (Decrease) in accrued
                    income taxes                                      305,400          (35,744)        (216,420)
                                                                  ---------------------------------------------

                         Total Adjustments                          3,610,698        2,380,092       (2,440,552)
                                                                  ---------------------------------------------

                         Net Cash Provided by
                              (Used in) Operating
                                   Activities                     $ 4,216,015      $ 3,339,967      $  (646,322)
                                                                  ==============================================


NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1997, the Company sold land for $30,000. At September 30, 1997, $23,934 of the proceeds remained in accounts receivable.

Also during 1997, the Company purchased equipment under a capitalized lease for $190,651.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               HICKOK INCORPORATED
                        SEPTEMBER 30, 1997, 1996 AND 1995


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


              PRODUCT CLASSES                   1997       1996        1995
              ---------------                 -------------------------------
              Automotive Test Equipment         54.0%       52.2%       35.7%
              Diagnostic/Training               16.1        18.3        19.6
              Fastening Systems                 17.9        19.2        37.3
              Indicating Instruments             9.6         7.3         5.1
              Other Product Classes              2.4         3.0         2.3
                                              -------------------------------
              Total                            100.0%      100.0%      100.0%
                                              ===============================

Current operating properties consist of a manufacturing plant in Greenwood, Mississippi; a sales and service facility in Farmington Hills, Michigan; and a corporate headquarters, marketing and product development facility in Cleveland, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiary. Significant intercompany transactions and balances have been eliminated in the financial statements.

CONCENTRATION OF CREDIT RISK:
The Company sells its products and services primarily to customers in the United States and to a lesser extent overseas. The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise 84% of outstanding receivables at September 30, 1997 (91% in 1996). Sales to individual customers in excess of 10% of total sales approximated $12,700,000 and $2,800,000 (1997), $13,600,000 and $5,000,000 (1996), $14,600,000 and
$10,900,000 (1995). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

REVENUE RECOGNITION:
The Company records sales as manufactured items are shipped to customers. Revenue from development contracts is recognized as earned under terms of the contracts. The Company warrants certain products against defects for periods ranging from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PRODUCT DEVELOPMENT COSTS:
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

                                                     1997            1996
                                                  -------------------------
Raw materials and component parts                 $2,482,194     $2,182,723
Work-in-process                                    1,268,995      1,316,622
Finished products                                  1,133,212      1,413,513
                                                  -------------------------

                                                  $4,884,401     $4,912,858
                                                  =========================

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized.

Capital expenditures, including capitalized leases, amounted to $557,493, $546,592 and $943,605 for 1997, 1996 and 1995 respectively.

The depreciation policy of the Company is generally as follows:

                      CLASS                       METHOD            RATE
                      ----------------------------------------------------------
                      Buildings                   Straight-line     2-1/2 to 4%
                      Machinery and equipment     Straight-line     8 to 33-1/3%
                      Tools and dies              Straight-line     33-1/3%

Depreciation amounted to $615,273 (1997), $619,382 (1996) and $575,213 (1995).

INTANGIBLE ASSETS:
Deferred charges represent software implementation costs that were purchased to support and enhance internal information systems and are being amortized over 3 years. Goodwill is being amortized on a straight-line basis over 15 years.

INCOME TAXES:
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

INCOME PER COMMON SHARE:
Income per common share information is computed on the weighted average number of shares outstanding during each period. For the years presented, stock options have an immaterial dilutive effect.

CASH AND EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform with current year presentation.

3. SHORT-TERM FINANCING
The Company has an unsecured credit agreement of $5,000,000 which matures in February, 1998 with interest at the bank's prime commercial rate with a LIBOR option. The agreement includes covenants with which the Company has complied. The weighted average interest rate on short-term financing was 8.25% (1997), 8.40% (1996), and 8.84% (1995).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4. LEASES
OPERATING:
The Company leases a facility and certain equipment under operating leases expiring through October 1999.

The Company's future minimum commitments under operating leases are as follows:

                                    1998           $ 79,092
                                    1999             61,932
                                    2000              8,561
                                                   --------
                                        Total      $149,585
                                                   ========

Rental expense under these commitments was $119,926 (1997), $264,499 (1996) and $266,106 (1995).

CAPITAL:
During 1997, the Company purchased equipment under a capital lease obligation. The obligation is payable in monthly installments of $5,906 including interest at 7.2% per year until October 2000. The balance outstanding at September 30, 1997 was $190,651. Minimum annual lease payments under the capital lease are as follows:

                                                  1998               $     70,872
                                                  1999                     70,872
                                                  2000                     70,872
                                                                     ------------
                                                                          212,616
                    Less amounts representing interest                     21,965
                                                                     ------------
                                                                     $    190,651
                                                                     ============

The cost and accumulated depreciation of the equipment held under capital lease at September 30, 1997 is as follows:

                                        Cost               $    190,651
                    Accumulated depreciation                       --
                                                           ------------
                                  Book value               $    190,651
                                                           ============

A facility held under a capital lease has a net book value of $25,000 at September 30, 1997. Future minimum lease payments which extend through 2061 are immaterial.

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

Unissued shares of Class A common stock (557,266 and 526,716 shares in 1997 and 1996 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan(see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

The Company purchased Class B common stock (4,560 and 16,107 shares in 1995 and 1993, respectively) for Treasury for approximately $443,000 from the Estate of Robert D. Hickok, completing an obligation under a Section 303 Stock Redemption agreement.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6. STOCK OPTIONS
The Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans") provides the Compensation Committee of the Board of Directors with the authority to grant options to Key Employees to purchase up to 120,000 Class A shares. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $2,517 (1997) and $29,448 (1995). All options granted under the Employee Plans are exercisable at September 30, 1997.

The Company's 1995 Outside Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant of options to purchase up to 30,000 shares of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plan become fully exercisable on February 23, 2000.

Transactions involving the plans are summarized as follows:

                                            WEIGHTED                  WEIGHTED                   WEIGHTED
                                             AVERAGE                   AVERAGE                    AVERAGE
                                           EXCERCISE                 EXCERCISE                  EXCERCISE
OPTION SHARES                     1997         PRICE         1996        PRICE       1995           PRICE
---------------------------------------------------------------------------------------------------------
EMPLOYEE PLANS:
Outstanding October 1,          53,850      $   8.53       39,800     $   5.45       33,600      $   4.88

Granted                         27,550         10.75       14,050        17.25        7,200          8.31
Canceled                            --            --           --           --           --            --

Exercised (1997 -$2.93
  to $6.92 per share)           (3,000)         4.26           --           --       (1,000)         6.92
                                ------                     ------                    ------

Outstanding September 30,
  (1997 -$2.93 to $17.25
  per share)                    78,400          9.47       53,850         8.53       39,800          5.45
                                ======                     ======                    ======

Exercisable September 30,       78,400          9.47       53,850         8.53       39,800          5.45
                                ======                     ======                    ======

DIRECTORS PLAN:
Outstanding October 1,          18,000      $  16.75       12,000     $  16.13           --            $-

Granted                          6,000          8.50        6,000        18.00       12,000         16.13
Canceled                            --            --           --           --           --            --

Exercised                           --            --           --           --           --            --
                                ------                     ------                    ------

Outstanding September 30,
  (1997 -$8.50 to $18.00
  per share)                    24,000         14.69       18,000        16.75       12,000         16.13
                                ======                     ======                    ======

Exercisable September 30,       10,000         16.50        4,000        16.13           --            --
                                ======                     ======                    ======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed stock options granted in 1997 and 1996 been determined consistent with FAS 123, pro forma net income and earnings per share would have been as follows:


                                                             1997           1996
                                                             ----           ----
                 Net Income as reported               $   605,317     $   959,875
                                                      ===========     ===========

                           - pro forma                $   518,040     $   864,571
                                                      ===========     ===========

               Net Income per share - as reported     $       .51     $       .80
                                                      ===========     ===========

                                    - pro forma       $       .43     $       .72
                                                      ===========     ===========

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted in 1997 and 1996, respectively: Expected volatility (the amount by which the stock price is expected to fluctuate) of 20% and 21%; expected dividend yield of 1.6% and 1.2%; risk free interest rate of 5.9% for both years; and expected life of 5 years.

7. INCOME TAXES
A reconciliation of the provision for income taxes to the statutory Federal income tax rate is as follows:

                                                              1997              1996              1995
                                                         ------------------------------------------------
           Income before income taxes                    $   860,317       $ 1,437,875       $ 2,770,230
           Statutory rate                                         34%               34%               34%
                                                         ------------------------------------------------

                                                             292,508           488,878           941,878

           State and local taxes, net of federal tax          67,300            86,460           141,900
           Non-deductible expenses                            20,300            36,900            26,530
           Income not subject to tax                              --                --            (3,230)
           Research and development credit - net             (68,000)          (38,000)         (132,000)
           Adjustment of estimated research
               and development credit                        (52,000)          (96,000)               --
           Other                                              (5,108)             (238)              922
                                                         ------------------------------------------------

                                                         $   255,000       $   478,000       $   976,000
                                                         ================================================

Changes in deferred income taxes which relate to temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes are as follows:


                               1997           1996           1995
                            ----------------------------------------
      Inventory costing     $ (23,900)     $  65,700      $ (85,700)
      Warranty reserve             --         49,000             --
      Other                   (26,100)        36,300        (25,300)
                            ----------------------------------------

                            $ (50,000)     $ 151,000      $(111,000)
                            ========================================


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Deferred tax asset (liabilities) consist of the following:



                                                     1997              1996
                                                 ------------------------------
      Current:
            Inventories                          $  92,500           $  31,300
            Accrued liabilities                     99,500             112,700
                                                 ------------------------------
                                                   192,000             144,000
      Noncurrent:
            Depreciation                          (180,200)           (175,600)
            Other                                    6,200                (400)
                                                 ------------------------------
                                                  (174,000)           (176,000)
                                                 ------------------------------

            Total                                $  18,000           $ (32,000)
                                                 ==============================

Deferred tax asset balances are included in "prepaid and deferred expenses."

8. EMPLOYEE BENEFIT PLANS
The Company has a formula based profit sharing bonus plan for officers and key employees. The bonus is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal year ended September 30, 1997, the formula based profit sharing bonus plan did not produce a distribution requirement. For fiscal years ended September 30, 1996 and 1995, approximately $98,000 and $456,000, respectively, were expensed.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal year ended September 30, 1997 there were no Company contributions, including discretionary matching to this plan. For fiscal years ended September 30, 1996 and 1995, approximately $27,600 and $27,300, respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 1997 and 1996, approximately $9,725 and $86,038, respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

9. ACQUISITION
On January 31, 1996, the Company purchased certain assets of Maradyne Corporation's Beacon Gage Division for $647,103 which has been accounted for under the purchase method of accounting. The purchase consisted of inventory ($289,354), machinery and equipment ($257,749), and goodwill ($100,000).
Goodwill will be amortized over 15 years.

Operations of the Beacon Gage Line have been included in the statement of income from the date of acquisition. The pro forma effect of the acquisition on prior years operations is not determinable.

--------------------------------------------------------------------------------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ----------------------------------------------------

         Not Applicable.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K
--------------------------------------------------------------------------

(a)     (1)       Financial Statements
                  --------------------

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                               Page

         Report of Independent Auditors......................................................   F-1
         Consolidated Balance Sheet - As of
                  September 30, 1997 and 1996................................................   F-2
         Consolidated Statement of Income - Years
                  Ended September 30, 1997, 1996 and 1995....................................   F-4
         Consolidated Statement of Stockholders'
                  Equity - Years Ended September 30, 1997,
                  1996 and 1995..............................................................   F-5
         Consolidated Statement of Cash Flows -
                  Years Ended September 30, 1997, 1996
                  and 1995...................................................................   F-7
         Notes to Consolidated Financial Statements..........................................   F-9

(a) (2)  Financial Statement Schedules
         -----------------------------

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof.


                                                                                 Sequential Page

Report of Independent Auditors as to Schedules.........................................38
Schedule VIII-Valuation and Qualifying Accounts........................................39
Schedule IX-Short-term Borrowings......................................................40

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)     (3)       Exhibits
                  --------

Reference is made to the Exhibit Index set forth herein.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 18th day of December, 1997.

                                          HICKOK INCORPORATED


                                          By: /s/ Robert L. Bauman
                                          ------------------------
                                                  Robert L. Bauman,
                                                    Chairman, President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 18th day of December, 1997:

Signature:                                                                    Title
----------                                                                    -----

 /s/ Robert L. Bauman                       Chairman, President and Chief Executive Officer
----------------------------------------    (Principal Executive Officer)
Robert L. Bauman


 /s/ Eugene T. Nowakowski                   Chief Financial Officer
----------------------------------------    (Principal Financial and Accounting Officer)
Eugene T. Nowakowski

 /s/ Thomas H. Barton                       Director
----------------------------------------
Thomas H. Barton

 /s/ Harry J. Fallon                        Director
----------------------------------------
Harry J. Fallon

 /s/ T. Harold Hudson                       Director
----------------------------------------
T. Harold Hudson

 /s/ George S. Lockwood, Jr.                Director
----------------------------------------
George S. Lockwood, Jr.

 /s/ Michael L. Miller                      Director
----------------------------------------
Michael L. Miller

 /s/ Janet H. Slade                         Director
----------------------------------------
Janet H. Slade


                                  Exhibit Index
                                  -------------


    Exhibit No.:                                           Document                                           Page
    ------------                                           --------                                           ----
        3(a)                Articles of Incorporation and Code of Regulations.                                 *

        3(b) Amendment to Articles of Incorporation (incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

        10(a)               Restated Loan Agreement dated as of February 28, 1997 by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-Q for the fiscal year ended March 31, 1997).

          11                Computation of Net Income Per Common Share.                                        37

          22                Subsidiaries of the Registrant (incorporated herein by reference to the appropriate exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended
                            September 30, 1993).

          23                Consent of Independent Auditors.                                                   38

          27                Financial Data Schedule.

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

        The following pages contain the Consolidated Financial Statement Schedules as specified for Item 14(a)(2) of Part IV of Form 10-K.

           REPORT OF INDEPENDENT AUDITORS AS TO CONSOLIDATED SCHEDULES
           -----------------------------------------------------------



To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 25, 1997; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 14 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ MEADEN & MOORE, Ltd.
MEADEN & MOORE, Ltd.
Certified Public Accountants


December 19, 1997
Cleveland, Ohio



                                                                      HICKOK INCORPORATED

                                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



          Col. A                               Col. B                 Col. C                       Col. D             Col. E
--------------------                        -----------     ----------------------------        -------------       ---------

                                                                      Additions
                                                            -------------------------------
                                             Balance at       Charged to        Charged to                            Balance
                                             Beginning        Costs and           Other                               at End
        Description                          of Period         Expenses          Accounts         Deductions         of Period
------------------------------              -----------     -------------     -------------     -------------       ----------
Deducted from Asset Accounts:
                                                            Year Ended September 30,1995
                                                            ----------------------------

  Reserve for doubtful accounts             $    15,000     $     361 (1)     $     463 (2)     $     824 (3)       $    15,000

  Reserve for inventory obsolescence        $         -     $ 142,783         $       -         $  82,583 (5)       $    60,200

  Reserve for warranty claim (4)            $         -     $       -         $       -         $         (4)       $         -

                                                            Year Ended September 30,1996
                                                            ----------------------------

  Reserve for doubtful accounts             $    15,000     $   2,562 (1)     $     409 (2)     $   2,971 (3)       $    15,000

  Reserve for inventory obsolescence        $    60,200     $ 264,138         $       -         $ 248,513 (5)       $    75,825

  Reserve for warranty claim (4)            $         -     $       -         $       -         $       -           $         -

                                                            Year Ended September 30,1997
                                                            ----------------------------

  Reserve for doubtful accounts             $    15,000     $  19,941 (1)     $   2,258 (2)     $  22,199 (3)       $    15,000

  Reserve for inventory obsolescence        $    75,825     $  276,913        $       -         $ 274,149 (5)       $    78,589

  Reserve for warranty claim (4)            $         -     $        -        $       -         $       -           $         -


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


                                                                       HICKOK INCORPORATED

                                                               SCHEDULE IX - SHORT-TERM BORROWINGS



        Col. A                     Col. B          Col. C                Col. D                  Col. E             Col. F
----------------                -----------     -----------          --------------          --------------      --------------
                                                 Weighted            Maximum Amount          Average Amount      Weighted Average
                                 Balance at      Average               Outstanding             Outstanding        Interest Rate
 Category of Aggregate             End of        Interest              During the              During the          During the
 Short-term Borrowings             Period          Rate                  Period                  Period             Period (3)
-----------------------------   -----------     -----------          --------------          --------------      --------------
                                                             Year Ended September 30, 1995
                                                             -----------------------------

   Note Payable to Bank (1)     $ 3,510,000         8.84%            $    3,510,000          $1,353,000 (2)              9.92%


                                                             Year Ended September 30, 1996
                                                             -----------------------------

   Note Payable to Bank (1)     $ 1,375,000         8.40%            $    3,835,000          $1,595,000 (2)              8.58%


                                                             Year Ended September 30, 1997
                                                             -----------------------------

   Note Payable to Bank (1)     $         -         8.25%            $    1,205,000          $    8,260 (2)              4.62%


(1) Note payable to bank represents borrowings under a revolving credit facility which expires February 28, 1998.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by
    365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.