Form 10-Q
period 1997-12-31
HICKOK INC
filed 1998-02-17
CIK 47307

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For the Quarter Ended December 31, 1997         Commission File No. 0-147

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

              Class A Common                           740,984
              Class B Common                           454,866

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

                                                                  Three months ended
                                                                      December 31,
                                                          -------------------------------------

                                                                    1997                   1996
                                                          --------------         --------------

Net Sales
  Product Sales                                           $    4,572,810         $    3,580,473
  Service Sales                                                  232,206              1,070,536
                                                          --------------         --------------

    Total Net Sales                                            4,805,016              4,651,009

Costs and Expenses:
  Cost of Products Sold                                        2,544,998              2,336,189
  Cost of Services Sold                                          188,053                971,037
  Product Development                                            753,515                800,719
  Operating Expenses                                             898,272                865,882
  Interest Charges                                                 8,468                  2,328
  Other Income                                                   (44,725)               (16,505)
                                                          --------------         --------------
                                                               4,348,581              4,959,650
                                                          --------------         --------------

  Income (Loss) before
    Income Taxes                                                 456,435               (308,641)

Income (Recovery of) taxes                                       169,000               (114,200)

                                                          --------------         --------------
  Net Income (Loss)                                       $      287,435         $     (194,441)
                                                          ==============         ==============


Earnings per Common Share:

  Net Income (Loss)                                       $          .24         $         (.16)
                                                          ==============         ==============

Earnings per Common Share
  Assuming Dilution:

  Net Income (Loss)                                       $          .24         $         (.16)
                                                          ==============         ==============


Dividends per Common Share                                $          .10         $          .20
                                                          ==============         ==============


See Notes to Consolidated Financial Statements.


                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,        September 30,       December 31,
                                                              1997                1997                1996
                                                          ------------        ------------        ------------
                                                          (Unaudited)            (Note)            (Unaudited)

ASSETS
------

Current Assets
--------------
  Cash and Cash Equivalents                               $  2,750,423        $  2,668,345        $  1,178,807
  Trade Accounts Receivable - Net                            2,990,140           3,312,988           3,070,072
  Inventories                                                4,971,771           4,884,401           4,530,824
  Prepaid and Deferred Expenses                                267,347             231,121             170,298
  Refundable Income Taxes                                         --                  --               381,799
                                                          ------------        ------------        ------------

          Total Current Assets                              10,979,681          11,096,855           9,331,800
          --------------------                            ------------        ------------        ------------




Property, Plant and Equipment
-----------------------------
  Land                                                         199,611             199,611             215,495
  Buildings                                                  1,410,141           1,410,141           1,472,050
  Machinery and Equipment                                    3,921,952           3,813,873           3,506,189
                                                          ------------        ------------        ------------
                                                             5,531,704           5,423,625           5,193,734

  Less:  Allowance for Depreciation                          3,322,206           3,129,290           2,831,550
                                                          ------------        ------------        ------------

          Total Property - Net                               2,209,498           2,294,335           2,362,184
          --------------------                            ------------        ------------        ------------



Other Assets
------------
 Goodwill - Net of Amortization                                220,209             224,889             238,875
 Deferred Charges - Net of Amortization                         98,129             115,988             143,279
 Deposits                                                        1,750               4,350              16,344
                                                          ------------        ------------        ------------

          Total Other Assets                                   320,088             345,227             398,498
          ------------------                              ------------        ------------        ------------



    Total Assets                                          $ 13,509,267        $ 13,736,417        $ 12,092,482
    ============                                          ============        ============        ============


NOTE:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.

                                       (3)

                                                                       FORM 10-Q

                                                      December 31,   September 30,    December 31,
                                                         1997            1997             1996
                                                     -------------   -------------   -------------
                                                      (Unaudited)       (Note)         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
  Short-term Financing                               $        --     $        --     $        --
  Current Portion of Capitalized Lease                      63,550          63,550            --
  Trade Accounts Payable                                   487,425         657,285         180,348
  Accrued Payroll & Related Expenses                       351,840         422,772         584,477
  Dividends Declared                                       119,625            --           238,570
  Accrued Expenses                                          91,137         131,662         111,072
  Customer Deposits                                         83,249         237,587            --
  Accrued Income Taxes                                     246,743         305,400            --
                                                     -------------   -------------   -------------

               Total Current Liabilities                 1,443,569       1,818,256       1,114,467
               -------------------------             -------------   -------------   -------------


Deferred Income Taxes                                      174,000         174,000         176,000
---------------------                                -------------   -------------   -------------


Long-term Debt
--------------
  Capitalized Lease Liability - Less
    Current Portion                                        106,828         127,101            --
                                                     -------------   -------------   -------------


Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares; 740,984
    shares outstanding at December 31,
    1997 and September 30, 1997 (737,984
    shares at December 31, 1996) excluding
    9,586 shares in treasury                               740,984         740,984         737,984

   Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares
    in treasury                                            454,866         454,866         454,866
  Contributed Capital                                      926,603         926,603         914,316
  Retained Earnings                                      9,662,417       9,494,607       8,694,849
                                                     -------------   -------------   -------------

           Total Stockholders' Equity                   11,784,870      11,617,060      10,802,015
           --------------------------                -------------   -------------   -------------

           Total Liabilities and
           Stockholders' Equity                      $  13,509,267   $  13,736,417   $  12,092,482
           ====================                      =============   =============   =============



                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

                                                               1997             1996
                                                          -------------    -------------
Cash Flows from Operating Activities:
  Cash received from customers                            $   5,127,864    $   6,938,571
  Cash paid to suppliers and employees                       (4,717,681)      (4,718,613)
  Interest paid                                                  (8,468)         (10,738)
  Interest received                                              33,772            9,737
  Income taxes paid                                            (227,657)            --
                                                          -------------    -------------


     Net Cash Provided by
         Operating Activities                                   207,830        2,218,957


Cash Flows from Investing Activities:
  Capital expenditures                                         (108,079)        (101,362)
  Deferred charges                                                 --            (48,000)
  Decrease (Increase) in deposits                                 2,600           (2,600)
                                                          -------------    -------------

     Net Cash Used in
         Investing Activities                                  (105,479)        (151,962)


Cash Flows from Financing Activities:
  Decrease in short-term financing                                 --         (1,375,000)
  Decrease in long-term financing                               (20,273)            --
                                                          -------------    -------------

     Net Cash Used in
         Financing Activities                                   (20,273)      (1,375,000)


Net Increase in cash and
  cash equivalents                                               82,078          691,995


Cash and cash equivalents at beginning
  of year                                                     2,668,345          486,812
                                                          -------------    -------------


Cash and cash equivalents at end
  of first quarter                                        $   2,750,423    $   1,178,807
                                                          =============    =============



See Notes to Consolidated Financial Statements.


                                       (5)

                                                                       FORM 10-Q



                                                                     1997              1996
                                                                --------------    --------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                                             $      287,435    $     (194,441)

  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                                    215,455           177,553
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                                                322,848         2,287,562
        Decrease (Increase) in inventories                             (87,370)          382,034
        Decrease (Increase) in prepaid
             expenses                                                  (36,226)             (673)
        (Increase) in refundable
             income taxes                                                 --            (114,200)
        Increase (Decrease) in trade
             accounts payable                                         (169,860)         (179,795)
        Increase (Decrease) in accrued
             payroll and related expenses                              (70,932)         (185,123)
        Increase (Decrease) in accrued
             expenses                                                 (194,863)           46,040
        Increase (Decrease) in accrued
             income taxes                                              (58,657)             --
                                                                --------------    --------------

          Total Adjustments                                            (79,605)        2,413,398
                                                                --------------    --------------

          Net Cash Provided by
            Operating Activities                                $      207,830    $    2,218,957
                                                                ==============    ==============


                                       (6)

                                                                       FORM 10-Q


                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                DECEMBER 31, 1997

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

2.    Inventories
      -----------

      Inventories are valued at the lower of cost or market and consist of the following:

                                 Dec. 31,        Sept. 30,         Dec. 31,
                                   1997             1997             1996
                               -----------      -----------      -----------

      Components               $ 2,688,652      $ 2,482,194      $ 2,330,148
      Work-in-Process            1,097,120        1,268,995          827,423
      Finished Product           1,185,999        1,133,212        1,373,253
                               -----------      -----------      -----------

                               $ 4,971,771      $ 4,884,401      $ 4,530,824
                               ===========      ===========      ===========

3.    Capital Stock, Treasury Stock, Contributed Capital and Stock Options
      --------------------------------------------------------------------

      Under the Company's Key Employees Stock Option Plan and the 1995 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Nonqualified stock options may be issued at such exercise price and such other terms and conditions as the Compensation Committee of the Board Directors may determine. No options may be granted at a price less than $2.925. Options for 78,400 Class A shares were outstanding at December 31, 1997 (78,400 shares at September 30, 1997 and 81,400 shares at December 31, 1996) at prices ranging from $2.925 to $17.25 per share. Options for 27,550 shares were granted during the three month period ended December 31, 1996 at a price of $10.75, all options are exercisable.


                                       (7)

                                                                       FORM 10-Q


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

      The 1995 Outside Directors Stock Option Plan (the "Directors Plan"), provides for the automatic grant of options to purchase up to 30,000 shares of Class A common stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 24,000 shares were outstanding at December 31, 1997 (24,000 shares at September 30, 1997 and 18,000 shares at December 31,
      1996) at prices ranging from $8.50 to $18.00 per share. All options granted under the Directors Plan become fully exercisable on February 23, 2000.

      Unissued shares of Class A common stock (557,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plan.

      The Company declared a $.10 per share special dividend on its Class A and Class B common shares on December 11, 1997 payable January 23, 1998 to shareholders of record January 5, 1998. A special dividend of $.20 per share on Class A and Class B common shares, payable January 24, 1997 to shareholders of record January 3, 1997, was declared December 13, 1996.

4.    Earnings per Common Share
      -------------------------

      Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

                                                         Three Months Ended
                                                            December 31,
                                                -------------------------------------
                                                     1997                   1996
                                                --------------         --------------
BASIC EARNINGS PER SHARE
Income (Loss) available to
  common stockholders                           $      287,435         $     (194,441)

Shares denominator                                   1,195,850              1,192,850

Per share amount                                $          .24         $         (.16)
                                                ==============         ==============

EFFECT OF DILUTIVE SECURITIES
Average shares outstanding                           1,195,850              1,192,850
Stock options                                           16,304                 19,623
                                                --------------         --------------
                                                     1,212,154              1,212,473
DILUTED EARNINGS PER SHARE
Income (Loss) available to
  common stockholders                           $      287,435         $     (194,441)

Per share amount                                $          .24         $         (.16)
                                                ==============         ==============


                                       (8)

                                                                       FORM 10-Q

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

      Options to purchase 63,600 shares of common stock at prices ranging from $10.75 to $18.00 per share were outstanding during the first quarter of fiscal 1998 and the first quarter of fiscal 1997 but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.












                                       (9)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 1997 through December 31, 1997)
                Fiscal 1998 Compared to First Quarter Fiscal 1997
--------------------------------------------------------------------------------

Product sales for the quarter ended December 31, 1997 were $4,572,810 versus $3,580,473 for the quarter ended December 31, 1996. The 27.7% current quarter increase in product sales was primarily volume related due to an increase in shipments of both automotive diagnostic equipment and fastening systems product. The current level of product sales is anticipated to continue for the remainder of the fiscal year.

Service sales for the quarter ended December 31, 1997 were $232,206 versus $1,070,536 for the quarter ended December 31, 1996. The reduction was entirely volume related due to the absence of diagnostic service revenue caused by the termination of a contract in late fiscal 1997 to provide such services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of products sold in the first quarter of fiscal 1998 was $2,544,998 or 55.7% of sales as compared to $2,336,189 or 65.2% of sales in the first quarter of fiscal 1997. This decrease in the cost of products sold percentage was due primarily to a change in product mix. The current cost of products sold percentage is anticipated to increase several percentage points during the balance of the fiscal year due to a change in product mix.

Cost of services sold in the first quarter of fiscal 1998 was $188,053 or 81.0% of sales as compared to $971,037 or 90.7% of sales in the first quarter of fiscal 1997. This improvement in the cost of services sold percentage is entirely due to the elimination of costs associated with the termination of a contract in late fiscal 1997 to provide diagnostic services to Ford Motor Company.

Product development expenses were $753,515 in the first quarter of fiscal 1998 or 16.5% of product sales as compared to $800,719 or 22.4% of product sales in the first quarter of fiscal 1997. The percentage decrease was due to a slight reduction in product development expenses combined with an almost 28% increase in the level of product sales. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $898,272 or 18.7% of total sales versus $865,882 or 18.6% of total sales for the same period a year ago. The dollar increase is primarily due to slightly higher administrative expenses.

Interest expense was $8,468 in the first quarter of fiscal 1998, which compares with $2,328 in the first quarter of fiscal 1997. This was due to the increase in long-term debt which occurred in late fiscal 1997.

Other income increased by $28,220 during the first quarter of fiscal 1998 due primarily to an increase in interest income caused by a higher level of short-term cash investments.

                                      (10)

                                                                       FORM 10-Q

Net income of $287,435 was earned in the first quarter of fiscal 1998 which compares with a net loss of $194,441 in the first quarter of fiscal 1997. The improvement was due primarily to an increase in gross margin due to a change in product mix and to a $28,220 increase in other income.

Unshipped customer orders as of December 31, 1997 were $2,148,000 versus $2,787,000 at December 31, 1996. Most of the decrease in backlog was due to the termination of a contract in late fiscal 1997 to provide diagnostic services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area.



                         Liquidity and Capital Resources
                         -------------------------------


Total current assets were $10,979,681, $11,096,855 and $9,331,800 at December 31, 1997, September 30, 1997 and December 31, 1996, respectively. The increase from December to December is primarily due to an increase in inventory related to an anticipated increase in product sales. The decrease since September is primarily due to a reduction in accounts receivable resulting from a decrease in shipments during the current quarter. The reduction in accounts receivable at December 31, 1997 generated cash that was used to reduce trade payables and accrued payroll, resulting in a reduction of current liabilities from $1,818,256 at September 30, 1997 to $1,443,569 at December 31, 1997. At December 31, 1996 current liabilities amounted to $1,114,467.

Working capital as of December 31, 1997 amounted to $9,536,112. This compares to $8,217,333 a year earlier. The increase was due to earnings retention net of internally financed capital expenditures. Current assets were 7.6 times current liabilities and total cash and receivables were 4.0 times current liabilities. These ratios compare to 8.4 and 3.8, respectively, at December 31, 1996.

Internally generated funds of $207,830 during the three months ended December 31, 1997 were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $108,079 and capitalized lease payments of $20,273.

Shareholders' equity during the three months ended December 31, 1997 increased by $167,810 resulting from $287,435 net income and an accrual of $119,625 for a dividend declared.

The Company has a credit agreement with its financial lender that provides for a revolving credit facility of $5,000,000 at December 31, 1997. The agreement provides for interest at the prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants. The Company is in the annual process of renewing its credit arrangement with its financial lender. Although no assurance can be given, management of the Company believes that a renewal may be obtained on terms which are similar to its current credit facility.





                                      (11)

                                                                       FORM 10-Q


                           Forward-Looking Statements
                           --------------------------


The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, and
(c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products.



PART II.  OTHER INFORMATION
---------------------------

ITEMS 1 through 5:  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibit is included herein: (11) Statement re: Computation of earnings per share.

The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date February 17, 1998                   HICKOK INCORPORATED
     -----------------                   -------------------
                                            (Registrant)



                              /s/ E. T. Nowakowski
                              -------------------------------------------------
                              E. T. Nowakowski, Chief Financial Officer


                                      (12)