Form 10-Q
period 1998-03-31
HICKOK INC
filed 1998-05-15
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period Ended March 31, 1998        Commission File No. 0-147



                               HICKOK INCORPORATED

INCORPORATED IN THE STATE OF OHIO                     I.R.S. NO. 34-0288470

              10514 DUPONT AVENUE       CLEVELAND, OHIO 44108

                         TELEPHONE NUMBER (216) 541-8060

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

                                                       YES   X   NO
                                                          ------    ------

As of May 12, 1998, 741,384 Class A Common Shares and 454,866 Class B Common Shares of Hickok Incorporated were outstanding.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                  Three months ended              Six months ended
                                       March 31                       March 31
                             ----------------------------    ----------------------------
                                 1998            1997            1998            1997
                             ------------    ------------    ------------    ------------
Net Sales
  Product Sales              $  5,640,522    $  3,812,530    $ 10,213,332    $  7,393,003
  Service Sales                   363,983       1,031,101         596,189       2,101,637

    Total Net Sales             6,004,505       4,843,631      10,809,521       9,494,640

Costs and Expenses:
  Cost of Product Sold          3,156,124       2,320,680       5,701,122       4,656,869
  Cost of Service Sold            189,893         891,121         377,946       1,862,158
  Product Development             756,138         875,051       1,509,653       1,675,770
  Operating Expenses            1,075,675         896,436       1,973,947       1,762,318
  Interest Charges                 10,882           2,047          19,350           4,375
  Other Income                    (42,227)        (27,035)        (86,952)        (43,540)
                             ------------    ------------    ------------    ------------
                                5,146,485       4,958,300       9,495,066       9,917,950
                             ------------    ------------    ------------    ------------
  Income (Loss) before
    Income Taxes                  858,020        (114,669)      1,314,455        (423,310)

Income (Recovery of)
  Income Taxes                    317,400         (42,400)        486,400        (156,600)
                             ------------    ------------    ------------    ------------
  Net Income (Loss)          $    540,620    $    (72,269)   $    828,055    $   (266,710)
                             ============    ============    ============    ============
Earnings per Common Share:
--------------------------

  Net Income (Loss)          $        .45    $       (.06)   $        .69    $       (.22)
                             ============    ============    ============    ============
Earnings per Common Share
  Assuming Dilution:
  ------------------

  Net Income (Loss)          $        .44    $       (.06)   $        .68    $       (.22)
                             ============    ============    ============    ============
Dividends per Share          $        .10    $        .20    $        .10    $        .20
                             ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                            March 31,   September 30,   March 31,
                                              1998          1997          1997
                                           (Unaudited)     (Note)      (Unaudited)
                                           -----------   -----------   -----------
Assets
Current Assets
  Cash and Cash Equivalents                $   330,135   $ 2,668,345   $   827,600
  Trade Accounts Receivable - Net            4,241,175     3,312,988     3,400,372
  Inventories                                5,383,775     4,884,401     4,480,742
  Prepaid and Deferred Expenses                303,202       231,121       174,598
  Refundable Income Taxes                         --            --         436,199
                                           -----------   -----------   -----------
        Total Current Assets                10,258,287    11,096,855     9,319,511
        --------------------               -----------   -----------   -----------

Property, Plant and Equipment
-----------------------------
  Land                                         199,611       199,611       215,495
  Buildings                                  1,520,940     1,410,141     1,472,050
  Machinery and Equipment                    4,288,026     3,813,873     3,666,176
                                           -----------   -----------   -----------
                                             6,008,577     5,423,625     5,353,721
  Less:  Allowance for Depreciation          3,480,478     3,129,290     3,002,619
                                           -----------   -----------   -----------
          Total Property - Net               2,528,099     2,294,335     2,351,102
          --------------------             -----------   -----------   -----------


Other Assets
------------
  Goodwill - Net of Amortization             1,956,462       224,889       234,196
  Deferred Charges - Net of Amortization       119,892       115,988       151,244
  Deposits                                       1,850         4,350        13,344
                                           -----------   -----------   -----------
          Total Other Assets                 2,078,204       345,227       398,784
          ------------------               -----------   -----------   -----------

          Total Assets                     $14,864,590   $13,736,417   $12,069,397
          ============                     ===========   ===========   ===========




NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.

                                       (3)

                                                                       FORM 10-Q

                                             March 31,   September 30,   March 31,
                                               1998           1997         1997
                                            (Unaudited)      (Note)     (Unaudited)
                                            -----------   -----------   ------------
Liabilities
-----------
Current Liabilities
-------------------
  Short-term Financing                      $   300,000   $      --     $      --
  Current Portion of Long-Term Debt             161,762        63,550          --
  Trade Accounts Payable                        538,851       657,285       213,474
  Accrued Payroll & Related Expenses            429,759       422,772       685,181
  Accrued Expenses                               80,740       131,662       256,996
  Customer Deposits                              83,249       237,587          --
  Accrued Income Taxes                          187,143       305,400
                                            -----------   -----------   ------------
               Total Current Liabilities      1,781,504     1,818,256     1,155,651
               -------------------------    -----------   -----------   ------------

Deferred Income Taxes                           174,000       174,000       176,000
---------------------                       -----------   -----------   ------------

Long-term Debt                                  579,746       127,101          --
--------------                              -----------   -----------   ------------

Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    741,384 shares outstanding (740,984
    shares at September 30, 1997 and
    738,984 shares at March 31, 1997)
    excluding 9,586 shares in treasury          741,384       740,984       738,984

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares
    in treasury                                 454,866       454,866       454,866
  Contributed Capital                           930,053       926,603       921,316
  Retained Earnings                          10,203,037     9,494,607     8,622,580
                                            -----------   -----------   ------------

               Total Stockholders' Equity    12,329,340    11,617,060    10,737,746
               --------------------------   -----------   -----------   ------------

               Total Liabilities and

               Stockholders' Equity         $14,864,590   $13,736,417   $12,069,397
               ====================         ===========   ===========   ===========



                                      (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (Unaudited)

                                              1998            1997
                                          ------------    ------------
Cash Flows from Operating Activities:
  Cash received from customers            $ 10,385,616    $ 11,451,902
  Cash paid to suppliers and employees      (9,730,570)     (9,164,725)
  Interest paid                                (13,810)        (12,785)
  Interest received                             62,034          26,245
  Income taxes paid                           (604,657)        (12,000)
                                          ------------    ------------

     Net Cash Provided by
         Operating Activities                   98,613       2,288,637

Cash Flows from Investing Activities:
  Capital expenditures                        (204,852)       (261,349)
  Deferred charges                                --           (80,250)
  Decrease in deposits                           2,600             400
  Payments for business purchased (Net)     (2,382,957)           --
                                          ------------    ------------
     Net Cash Used in Investing
         Activities                         (2,585,209)       (341,199)

Cash Flows from Financing Activities:
  Change in short-term borrowing               300,000      (1,375,000)
  Decrease in long-term financing              (35,035)           --
  Sale of Class A shares under option            3,046           6,920
  Dividends paid                              (119,625)       (238,570)
                                          ------------    ------------
        Net Cash Provided By (Used in)
         Financing Activities                  148,386      (1,606,650)

Net increase (decrease) in cash and
  cash equivalents                          (2,338,210)        340,788

Cash and cash equivalents at beginning
  of year                                    2,668,345         486,812
                                          ------------    ------------
Cash and cash equivalents at end
  of second quarter                       $    330,135    $    827,600
                                          ============    ============




See Notes to Consolidated Financial Statements.


                                       (5)

                                                                       FORM 10-Q

                                                1998           1997
                                             -----------    -----------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                          $   828,055    $  (266,710)

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization              403,881        377,586
      Non-cash compensation charge
        related to stock options                     804          1,080
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                         (423,905)     1,957,262
        Decrease (Increase) in inventories       219,870        432,116
        Decrease (Increase) in prepaid
             expenses                            (69,233)        (4,973)
        Increase in refundable income
             taxes                                  --         (168,600)
        Increase (Decrease) in trade
             accounts payable                   (487,524)      (146,669)
        Increase (Decrease) in accrued
             payroll and related expenses        (29,818)       (84,419)
        Increase (Decrease) in accrued
             expenses                           (225,260)       191,964
        Increase (Decrease) in accrued
             income taxes                       (118,257)          --
                                             -----------    -----------
          Total Adjustments                     (729,442)     2,555,347
                                             -----------    -----------
          Net Cash Provided by
            Operating Activities             $    98,613    $ 2,288,637
                                             ===========    ===========
   Non-Cash Financing Activity:
   ----------------------------
         Earn Out Payable                    $   585,892    $      --
                                             ===========    ===========













                                      (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1998

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

2.    Inventories
      -----------

      Inventories are valued at the lower of cost or market and consist of the following:

                                      March 31,             Sept. 30,             March 31,
                                        1998                  1997                  1997
                                     -----------           -----------           -----------
      Components                     $ 3,222,469           $ 2,482,194           $ 2,283,980
      Work-in-Process                  1,236,267             1,268,995               848,043
      Finished Product                   925,039             1,133,212             1,348,719
                                     -----------           -----------           -----------
                                     $ 5,383,775           $ 4,884,401           $ 4,480,742
                                     ===========           ===========           ===========

3.    Capital Stock, Treasury Stock, Contributed Capital and Stock Options
      --------------------------------------------------------------------

       On December 11, 1997 the Board of Directors adopted and shareholders subsequently approved at the Company's Annual Meeting held on February 25, 1998, the 1997 Key Employees Stock Option Plan.

       Under the Company's Key Employees Stock Option Plan, the 1995 Key Employees Stock Option Plan and the 1997 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 99,900 Class A shares were outstanding at March 31, 1998 (78,400 shares at September 30, 1997 and 80,400 shares at March 31, 1997) at prices ranging from $2.925 to $17.25 per share. Options for 24,000 shares and 27,550 shares were granted during the three month period ended December 31, 1997 and December 31, 1996 respectively, at a price of $10.50 and $10.75 per share respectively, all options are exercisable.

                                       (7)

                                                                       FORM 10-Q

       During the second quarter period ended March 31, 1998, options for 400 Class A shares were exercised at prices ranging from $6.92 to $8.31 per share resulting in non-cash compensation to the optionee of $804. During the second quarter period ended March 31, 1997, options for 1,000 Class A shares were exercised at a price of $6.92 per share resulting in non-cash compensation to the optionee of $1,080. Options for 2,100 shares of Class A shares were cancelled during the three month period ended March 31, 1998. No other options were granted, exercised or cancelled during the three or six month periods presented under the Employee Plans.

       On December 11, 1997 the Board of Directors adopted, and shareholders subsequently approved at the Company's Annual Meeting held on February 25, 1998, the 1997 Outside Directors Stock Option Plan.

       The Company's 1995 Outside Directors Stock Option Plan and the 1997 Outside Directors Stock Option Plan (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 30,000 Class A shares were outstanding at March 31, 1998 (24,000 shares at September 30, 1997 and March 31, 1997) at prices ranging from $8.50 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 1998 and March 31, 1997, at a price of $12.25 and $18.00 per share respectively. All outstanding options under the 1995 Outside Directors Stock Option Plan become fully exercisable on February 23, 2000. All outstanding options under the 1997 Outside Directors Stock Option Plan become fully exercisable on February 25, 2001.

       Unissued shares of Class A common stock (584,766 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

       The Company declared a $.10 per share special dividend on its Class A and Class B common shares on December 11, 1997 payable January 23, 1998 to shareholders of record January 5, 1998. A special dividend of $.20 per share on Class A and Class B common shares, payable January 24, 1997 to shareholders of record January 3, 1997, was declared on December 13, 1996.

4.    Earnings per Common Share

      Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

                                       (8)

                                                                       FORM 10-Q

                                  Three Months Ended             Six Months Ended
                                        March 31,                   March 31,
                               -------------------------    -------------------------
                                   1998          1997          1998           1997
                               -----------   -----------    -----------   -----------
  BASIC EARNINGS PER SHARE
  Income (Loss) available
    to common stockholders     $   540,620   $   (72,269)   $   828,055   $  (266,710)

  Shares denominator             1,196,108     1,193,017      1,195,978     1,192,932

  Per share amount             $       .45   $      (.06)   $       .69   $      (.22)
                               ===========   ===========    ===========   ===========
  EFFECT OF DILUTIVE
    SECURITIES

  Average shares
     outstanding                 1,196,108     1,193,017      1,195,978     1,192,932
Stock options                       29,621        19,407         25,636        19,928
                               -----------   -----------    -----------   -----------
                                 1,225,729     1,212,424      1,221,614     1,212,860
DILUTED EARNINGS PER SHARE
  Income (Loss) available
    to common stockholders $       540,620   $   (72,269)   $   828,055   $  (266,710)

  Per share amount             $       .44   $      (.06)   $       .68   $      (.22)
                               ===========   ===========    ===========   ===========


       Options to purchase 37,350 and 63,600 shares of common stock during the second quarter of fiscal 1998 and the second quarter of fiscal 1997, respectively, at prices ranging from $10.75 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common share.

       During the six month period of fiscal 1998 and the six month period ended fiscal 1997 options to purchase 68,100 and 63,600 shares of common stock, respectively, at prices ranging from $10.75 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.

5.     Purchase
       --------

       On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. for $2,221,302 which has been accounted for under the purchase method of accounting. The purchase consisted of accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill of ($1,000,785). In addition to the purchased goodwill, the Company has incurred and recorded closing costs related to the purchase ($161,655) and the present value of a five year earn out contract ($585,892) as goodwill. Goodwill will be amortized over 20 years.

                                       (9)

                                                                       FORM 10-Q

       Pro forma effects of the Waekon Industries, Inc. purchase on prior years operations and the first quarter of fiscal 1998 were reported in Unaudited Consolidated Pro Forma Condensed Financial Statements included with Form 8-K/A filed March 30, 1998. The Company's current quarter and year to date operations were not significantly impacted from this business.

                                      (10)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 1998 through March 31,1998)
               Fiscal 1998 Compared to Second Quarter Fiscal 1997

--------------------------------------------------------------------------------

Product sales for the quarter ended March 31, 1998 were $5,640,522 versus $3,812,530 for the quarter ended March 31, 1997. The 47.9% increase in product sales in the current quarter is volume related and due primarily to a $1,624,000 increase in automotive diagnostic sales of which $565,000 represents sales of products produced by Waekon Industries which was acquired on February 17, 1998. The Company anticipates that the current amount of product sales experienced in the second quarter will remain at that level in the third and fourth quarter.

Service sales for the quarter ended March 31, 1998 were $363,983 versus $1,031,101 for the quarter ended March 31, 1997. The reduction was entirely volume related due to the absence of diagnostic service revenue caused by the termination of a contract in late fiscal 1997 to provide such services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this business segment. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 1998 was $3,156,124 or 56.0% of product sales as compared to $2,320,680 or 60.9% of product sales in the second quarter of 1997. This decrease in the cost of product sold percentage was due primarily to a change in product mix. The current cost of products sold percentage is anticipated to increase slightly during the balance of the fiscal year due to a change in product mix.

Cost of service sold for the quarter ended March 31, 1998 was $189,893 or 52.2% of service sales as compared to $891,121 or 86.4% of service sales in the quarter ended March 31, 1997. This improvement in the cost of services sold percentage is entirely due to the elimination of costs associated with the termination of a contract in late fiscal 1997 to provide diagnostic services to Ford Motor Company.

Product development expenses were $756,138 in the second quarter of fiscal 1998 or 13.4% of product sales as compared to $875,051 or 23.0% of product sales in the second quarter of fiscal 1997. The percentage decrease is due to an 14% decrease in product development expenses combined with a 48% increase in product sales. The level of expenditures incurred during the second quarter of fiscal 1998 is expected to continue in the last two quarters of fiscal 1998.

Operating expenses in the most recent quarter were $1,075,675 or 17.9% of total sales versus $896,436 or 18.5% of total sales for the same period a year ago. Most of the dollar increase represents marketing and administrative expenses for Waekon Industries which was acquired on February 17, 1998. The current level of operating expenses is anticipated to increase approximately $150,000 in the third quarter of the fiscal year due to the inclusion of Waekon for an entire quarter.

                                      (11)

                                                                       FORM 10-Q

Interest expense was $10,882 in the second quarter of fiscal 1998, as compared to $2,047 in the second quarter of fiscal 1997. This increase was due primarily to an increase in long term debt associated with the Waekon acquisition on February 17, 1998. The current level of interest expense will increase to approximately $20,000 per quarter for the remainder of fiscal 1998.

Other income of $42,227 increased $15,192 compared with the same quarter last year due primarily to an increase in interest income caused by a higher level of short-term cash investments.

Net income in the second quarter of fiscal 1998 was $540,620 which compared with a net loss of $72,269 in fiscal 1997. This improvement was due to an increase in product sales and to an increase in gross product margin.

Unshipped customer orders as of March 31, 1998 were $3,252,000 versus $5,800,000 at March 31, 1997. A substantial portion of the decrease was due to the termination of a contract in late fiscal 1997 to provide diagnostic services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area. There was also a $400,000 decrease in backlog relating to lower orders for fastening systems products. This was offset by a similar increase in backlog for automotive aftermarket products as a result of the acquisition of Waekon Industries in February, 1998. The shortfall in fastening orders will not be made up in the second half of the fiscal year.

             Results of Operations, Six Months Ended March 31, 1998
                   Compared to Six Months Ended March 31, 1997
             ------------------------------------------------------

Product sales for the six months ended March 31, 1998 were $10,213,332 versus $7,393,003 for the same period in fiscal 1997. The increase is volume related due primarily to a $2,193,000 increase in sales of automotive diagnostic products of which $565,000 represents sales of products produced by Waekon Industries which was acquired on February 17, 1998. The current level of product sales is anticipated to continue for the last six months of the fiscal year.

Service sales for the six months ended March 31, 1998 were $596,189 compared with $2,101,637 for the same period in fiscal 1997. The reduction was entirely volume related due to the absence of diagnostic service revenue caused by the termination of a contract in late fiscal 1997 to provide such services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $5,701,122 or 55.8% of product sales as compared to $4,656,869 or 63.0% of product sales for the six months ended March 31, 1997. This decrease in the cost of product sold percentage was due to a change in product mix in both the first quarter and, to a lesser extent, in the second quarter of the fiscal year.

                                      (12)

                                                                       FORM 10-Q

Cost of service sold was $377,946 or 63.4% of service sales compared with $1,862,158 or 88.6% of service sales for the six months ended March 31, 1997. This improvement in the cost of services sold percentage is entirely due to the elimination of costs associated with the termination of a contract in late fiscal 1997 to provide diagnostic services to the Ford Motor Company.

Product development expenses were $1,509,653 or 14.8% of product sales as compared to $1,675,770 or 22.7% of product sales for the six months ended March 31, 1997. The percentage decrease is due to a 10% decrease in product development expenses combined with a 38% increase in product sales. The current level of product development expenditures is expected to continue in the second half of the fiscal year.

Operating expenses were $1,973,947 for the six months ended March 31, 1998 or 18.3% of total sales versus $1,762,318 or 18.6% of total sales for the six months ended March 31, 1997. Most of the dollar increase represents marketing and administration expenses for Waekon Industries which was acquired on February 17, 1998.

Interest expense was $19,350 for the six months ended March 31, 1998, and $4,375 for the same period in 1997. This increase was due to an increase in long term debt associated with the Waekon acquisition on February 17, 1998. The current level of interest expense will increase to approximately $20,000 per quarter for the remainder of fiscal 1998.

Other income of $86,952 increased $43,412 compared with the same period last year due primarily to an increase in interest income caused by a higher level of short-term cash investments.

Net income for the six months ended March 31, 1998 was $828,055 or 7.7% of total sales compared with a net loss of $266,710 for the six months ended March 31, 1997. The improvement was due primarily to an increase in product sales and to an improvement in the cost of product sold percentage.

                         Liquidity and Capital Resources
                         -------------------------------

Total current assets were $10,258,287, $11,096,855 and $9,319,511 at March 31,
1998, September 30, 1997 and March 31, 1997, respectively. The increase from March to March was due primarily to an increase in accounts receivable and inventory, most of which were a result of the acquisition of Waekon Industries in February, 1998 which was structured as an asset purchase. Between September, 1997 and March, 1998 current assets dropped by approximately $800,000 due primarily to a decrease in cash and cash equivalents. The decrease in cash occurred due to the acquisition of Waekon Industries.

                                        (13)

                                                                       FORM 10-Q

Working capital as of March 31, 1998 amounted to $8,476,783. This compares to $8,163,860 a year earlier. Current assets were 5.8 times current liabilities and total cash and receivables were 2.6 times current liabilities. These ratios compare to 8.1 and 3.7, respectively, at March 31, 1997.

Internally generated funds of $98,613 during the six months ended March 31, 1998 were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $204,852. The shortfall was made up by a $300,000 increase in short-term financing. Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1998.

Shareholders' equity during the six months ended March 31, 1998 increased by $712,280 ($.60 per share) resulting primarily from $828,055 of net income less $119,625 payment of dividends.

In February 1998, the Company renewed its credit agreement with its financial lender. The agreement expires in February, 1999 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.

                           Forward-Looking Statements
                           ---------------------------

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

                                      (14)

                                                                       FORM 10-Q

PART II.  OTHER INFORMATION
---------------------------

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on February 25, 1998, the following individuals were elected to the Board of Directors:

                                              Votes For        Votes Withheld
                                              ---------        --------------
   Thomas H. Barton                           1,825,059             3,370
   Robert L. Bauman                           1,825,059             3,370
   Harry J. Fallon                            1,825,059             3,370
   T. Harold Hudson                           1,825,059             3,370
   George S. Lockwood, Jr.                    1,824,459             3,970
   Michael L. Miller                          1,825,059             3,370
   Janet H. Slade                             1,825,043             3,386

The following proposals were approved at the Company's Annual Meeting:


                                        Affirmative       Negative      Votes
                                          Votes            Votes      Withheld
                                        -----------       --------    --------
1.    Approval of the adoption of
      the 1997 Outside Directors
      Stock Option Plan.                 1,623,791        130,061       74,577

2.    Approval of the adoption of
      the 1997 Key Employees Stock
      Option Plan.                       1,616,419        155,549       56,461



For information on how the votes for the above matter have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on February 25, 1998.

                                      (15)

                                                                       FORM 10-Q

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein: (10) First Amendment to Loan Agreement, dated February 18, 1998 by and between the Company and Huntington National Bank. (11) Statement re: Computation of earnings per share. (27) Financial Data Schedule.

The Company filed a current report on Form 8-K dated February 17, 1998 relative to the acquisition of Waekon Industries, Inc. located in Kirkwood, PA.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 15, 1998                        HICKOK INCORPORATED
     ------------                        -------------------
                                            (Registrant)

                                 /s/ E. T. Nowakowski
                                 -----------------------------------------
                                 E. T. Nowakowski, Chief Financial Officer



                                      (16)