Form 10-Q
period 1998-06-30
HICKOK INC
filed 1998-08-13
CIK 47307

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



  X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the quarterly period ended June 30, 1998 or
                             --------------------------------------------


        Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the transition period from  _____  to _____ .

Commission File No. 0-147



                              HICKOK INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



          Ohio                                                     34-0288470
--------------------------------       --------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


10514 Dupont Avenue; Cleveland, Ohio                                     44108
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number including area code               (216) 541-8060
------------------------------------------------------------------------------

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


                                                         Yes   X    No
                                                            ------    -------

       As of AUGUST 13, 1998, 742,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

                                                                     FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                                                        HICKOK INCORPORATED
                                                  CONSOLIDATED INCOME STATEMENTS
                                                            (Unaudited)

                                                Three months ended                    Nine months ended
                                                     June 30,                              June 30,
                                         -------------------------------       --------------------------------
                                              1998              1997              1998                 1997
                                         ------------       ------------       -----------        -------------
Net Sales
  Product Sales                          $  4,644,415       $  3,257,499       $ 14,857,747       $ 10,650,502
  Service Sales                               279,378          1,092,001            875,567          3,193,638
                                         ------------       ------------       ------------       --------------

    Total Net Sales                         4,923,793          4,349,500         15,733,314         13,844,140

Costs and Expenses:
  Cost of Product Sold                      2,383,197          2,083,002          8,084,319          6,739,871
  Cost of Service Sold                        266,146            907,927            644,092          2,770,085
  Product Development                         795,307            848,340          2,304,960          2,524,110
  Operating Expenses                        1,390,677            917,604          3,364,624          2,679,922
  Interest Charges                             20,382              2,171             39,732              6,546
  Other Income                                (22,956)           (34,454)          (109,908)           (77,994)
                                         ------------       ------------       ------------       ------------
                                            4,832,753          4,724,590         14,327,819         14,642,540
                                         ------------       ------------       ------------       ------------

  Income (Loss) before
    Income Taxes                               91,040           (375,090)         1,405,495           (798,400)

Income (Recovery of)
  Taxes                                        33,600           (138,800)           520,000           (295,400)
                                         ------------       ------------       ------------       ------------

 Net Income (Loss)                       $     57,440       $   (236,290)      $    885,495       $   (503,000)
                                         ============       ============       ============       ============


Earnings per Common Share:

  Net Income (Loss)                      $        .05       $       (.20)      $        .74       $       (.42)
                                         ============       ============       ============       ============


Earning per Common Share
  Assuming Dilution:

  Net Income (Loss)                      $        .05       $       (.19)      $        .73       $         (.41)
                                         ============       ============       ============       ==============

Dividends per Share                      $        .10       $        .20       $        .10       $          .20
                                         ============       ============       ============       ==============


See Notes to Consolidated Financial Statements.












                                       (2)




                                                         HICKOK INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS

                                                    June 30,             September 30,             June 30,
                                                      1998                    1997                   1997
                                                    ----------             ----------              ---------
                                                   (Unaudited)               (Note)               (Unaudited)
Assets
------
Current Assets
--------------
  Cash and Cash Equivalents                         $ 1,819,806            $ 2,668,345            $ 1,422,214
  Trade Accounts Receivable - Net                     2,210,565              3,312,988              2,309,478
  Inventories                                         5,748,631              4,884,401              4,579,093
  Prepaid and Deferred Expenses                         270,476                231,121                166,965
  Refundable Income Taxes                                  --                     --                  575,001
                                                     ----------             ----------              ---------

          Total Current Assets                       10,049,478             11,096,855              9,052,751
          --------------------                       ----------             ----------              ---------




Property, Plant and Equipment
-----------------------------
  Land                                                  199,611                199,611                196,611
  Buildings                                           1,516,940              1,410,141              1,472,050
  Machinery and Equipment                             3,915,168              3,813,873              3,755,190
                                                     ----------             ----------              ---------
                                                      5,631,719              5,423,625              5,423,851

  Less:  Allowance for Depreciation                   3,240,463              3,129,290              3,174,734
                                                     ----------             ----------              ---------

          Total Property - Net                        2,391,256              2,294,335              2,249,117
          --------------------                       ----------             ----------              ---------




Other Assets
------------
  Goodwill - Net of Amortization                      1,973,143                224,889                229,515
  Deferred Charges - Net of Amortization                101,388                115,988                135,635
  Deposits                                                1,936                  4,350                  8,844
                                                     ----------             ----------              ---------

          Total Other Assets                          2,076,467                345,227                373,994
          ------------------                         ----------             ----------              ---------



          Total Assets                              $14,517,201            $13,736,417            $11,675,862
          ============                              ===========            ===========            ===========



NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.


See Notes to Consolidated Financial Statements.











                                      (3)

                                                                      FORM 10-Q



                                                                  June 30,           September 30,           June 30,
                                                                    1998                 1997                  1997
                                                                -----------          ------------          -----------
                                                                (Unaudited)              (Note)            (Unaudited)

Liabilities
-----------
Current Liabilities
-------------------
  Short-term Financing                                         $      --             $      --             $      --
  Current Portion of Long-term Debt                                161,762                63,550                  --
  Trade Accounts Payable                                           458,902               657,285               242,019
  Accrued Payroll & Related Expenses                               423,291               422,772               450,415
  Accrued Expenses                                                 174,615               131,662               305,972
  Customer Deposits                                                 55,110               237,587                  --
  Accrued Income Taxes                                             102,744               305,400                  --
                                                               -----------           -----------           -----------

                    Total Current Liabilities                    1,376,424             1,818,256               998,406
                    -------------------------                  -----------           -----------           -----------



Deferred Income Taxes                                              174,000               174,000               176,000
---------------------                                          -----------           -----------           -----------


Long-term Debt                                                     564,747               127,101                  --
--------------                                                 -----------           -----------           -----------

Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    742,884 shares outstanding(740,984 shares
    at September 30, 1997 and 738,984 shares
    at June 30, 1997) excluding 9,586 shares
    in treasury                                                    742,884               740,984               738,984

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury                            454,866               454,866               454,866
  Contributed Capital                                              943,803               926,603               921,316
  Retained Earnings                                             10,260,477             9,494,607             8,386,290
                                                               -----------           -----------           -----------
          Total Stockholders' Equity                            12,402,030            11,617,060            10,501,456
          --------------------------                           -----------           -----------           -----------

                    Total Liabilities and
                    Stockholders' Equity                       $14,517,201           $13,736,417           $11,675,862
                    ====================                       ===========           ===========           ===========






                                      (4)








                                                         HICKOK INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE NINE MONTHS ENDED JUNE 30,
                                                             (Unaudited)

                                                                              1998                          1997
                                                                          ------------                 -------------
Cash Flows from Operating Activities:
  Cash received from customers                                            $ 17,340,019                 $ 16,892,296
  Cash paid to suppliers and employees                                     (14,695,138)                 (13,964,704)
  Interest paid                                                                (21,245)                     (14,956)
  Interest received                                                             77,081                       39,379
  Income taxes paid                                                           (722,657)                     (12,000)
                                                                          ------------                 ------------

     Net Cash Provided by
         Operating Activities                                                1,978,060                    2,940,015

Cash Flows from Investing Activities:
  Capital expenditures                                                        (277,009)                    (350,363)
  Deferred charges                                                                --                        (82,500)
  Decrease in deposits                                                           2,514                        4,900
  Proceeds on sale of assets                                                    29,257                       30,000
  Psyments for business purchased (Net)                                     (2,426,518)                        --

     Net Cash Used in Investing
         Activities                                                         (2,671,756)                    (397,963)

Cash Flows from Financing Activities:
  Change in short-term borrowing                                                  --                     (1,375,000)
  Decrease in long-term financing                                              (50,034)                        --
  Sale of Class A shares under option                                           14,816                        6,920
  Dividends paid                                                              (119,625)                    (238,570)
                                                                          ------------                 ------------

          Net Cash Used in
         Financing Activities                                                 (154,843)                  (1,606,650)

Net increase (decrease) in cash and
  cash equivalents                                                            (848,539)                     935,402

Cash and cash equivalents at beginning
  of year                                                                    2,668,345                      486,812
                                                                          ------------                 ------------

Cash and cash equivalents at end
  of third quarter                                                        $  1,819,806                 $  1,422,214
                                                                          ============                 ============




See Notes to Consolidated Financial Statements.








                                       (5)

                                                                       FORM 10-Q






                                                                            1998                       1997
                                                                        ------------               -------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

Net Income (Loss)                                                       $   885,495                 $  (503,000)

Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization                                           618,249                     572,241
    Non-cash compensation charge
      related to stock options                                                4,284                       1,080
    Loss (Gain) on disposal of assets                                        10,759                     (11,116)
    Changes in assets and liabilities:
      Decrease (Increase) in accounts
           receivable                                                     1,606,705                   3,048,156
      Decrease (Increase) in inventories                                   (144,986)                    333,765
      Decrease (Increase) in prepaid
           expenses                                                         (36,507)                   (304,742)
      Increase (Decrease) in trade
           accounts payable                                                (567,473)                   (118,124)
      Increase (Decrease) in accrued
           payroll and related expenses                                     (36,286)                   (319,185)
      Increase (Decrease) in accrued
           expenses                                                        (159,524)                    240,940
      Increase (Decrease) in accrued
           income taxes                                                    (202,656)                       --

        Total Adjustments                                                 1,092,565                   3,443,015
                                                                        -----------                 -----------

        Net Cash Provided by
          Operating Activities                                          $ 1,978,060                 $ 2,940,015
                                                                        ===========                 ===========







                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  JUNE 30, 1998

1.      Basis of Presentation
        ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

2.      Inventories
        -----------

         Inventories are valued at the lower of cost or market and consist of the following:

                                     June 30,         Sept. 30,        June 30,
                                       1998             1997             1997
                                   -----------      -----------      -----------

        Components                 $ 3,136,971      $ 2,482,194      $ 2,349,524
        Work-in-Process              1,336,227        1,268,995          964,386
        Finished Product             1,275,433        1,133,212        1,265,183
                                   -----------      -----------       ----------

                                   $ 5,748,631      $ 4,884,401      $ 4,579,093
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

         Under the Company's Key Employees Stock Option Plan adopted in 1989, the 1995 Key Employees Stock Option Plan and the 1997 Key Employees Stock Option Plan (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 98,300 Class A shares were outstanding at June 30, 1998 (78,400 shares at September 30, 1997 and 80,400 shares at June 30, 1997)at prices ranging from $2.925 to $17.25 per share. Options for 24,000 shares and 27,550 shares were granted during the three month period ended December 31, 1997 and December 31, 1996 respectively, at a price of $10.50 and $10.75 per share respectively, all options are exercisable.






                                       (7)

                                                                       FORM 10-Q


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


         During the third quarter period ended June 30, 1998, options for 1,500 Class A shares were exercised at prices ranging from $6.92 to $8.31 per share resulting in non-cash compensation to the optionees of $3,480. During the third quarter period ended June 30, 1997 no options were exercised. Options for 100 shares of Class A shares were cancelled during the three month period ended June 30, 1998.

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

         No other options were granted, exercised or cancelled during the periods presented under the Employee Plans.

         On December 11, 1997 the Board of Directors adopted, and shareholders subsequently approved at the Company's Annual Meeting held on February 25, 1998, the 1997 Outside Directors Stock Option Plan.

         The Company's 1995 Outside Directors Stock Option Plan and the 1997 Outside Directors Stock Option Plan (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 30,000 Class A shares were outstanding at June 30, 1998 (24,000 shares at September 30, 1997 and June 30, 1997) at prices ranging from $8.50 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 1998 and March 31, 1997, at a price of $12.25 and $18.00 per share respectively. All outstanding options under the 1995 Outside Directors Stock Option Plan become fully exercisable on February 23, 2000. All outstanding options under the 1997 Outside Directors Stock Option Plan become fully exercisable on February 25, 2001.

         Unissued shares of Class A common stock (583,166 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

         The Company declared a $.10 per share special dividend on its Class A and Class B common shares on December 11, 1997 payable January 23, 1998 to shareholders of record January 5, 1998. A special dividend of $.20 per share on Class A and Class B common shares, payable January 24, 1997 to shareholders of record January 3, 1997, was declared on December 13, 1996.









                                       (8)

                                                                       FORM 10-Q


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued


4.      Earnings per Common Share
        -------------------------

         Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:


                                                                 Three Months Ended                         Nine Months Ended
                                                                      June 30,                                  June 30,
                                                           -------------------------------          --------------------------------
                                                               1998                1997                 1998                1997
                                                           -----------        ------------          -----------         ------------
        BASIC EARNINGS PER SHARE
        Income (Loss) available
          to common stockholders                           $    57,440         $  (236,290)         $   885,495         $  (503,000)

        Shares denominator                                   1,196,695           1,193,850            1,196,217           1,193,238

        Per share amount                                   $       .05         $      (.20)         $       .74         $      (.42)
                                                           ===========         ===========          ===========         ===========

        EFFECT OF DILUTIVE
          SECURITIES
        Average shares
          outstanding                                        1,196,695           1,193,850            1,196,217           1,193,238
        Stock options                                           23,064              18,858               23,064              19,407
                                                           -----------         -----------          -----------         -----------
                                                             1,219,759           1,212,708            1,219,281           1,212,645

        DILUTED EARNINGS PER SHARE
        Income (Loss) available
          to common stockholders $                              57,440         $  (236,290)         $   885,495         $  (503,000)

        Per share amount                                   $       .05         $      (.19)         $       .73         $      (.41)
                                                           ===========         ===========          ===========         ===========


         Options to purchase 41,250 and 63,600 shares of common stock during the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively, at prices ranging from $10.75 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common share.

         For the nine month periods ended June 30, 1998 and 1997 options to purchase 41,250 and 63,600 shares of common stock, respectively, at prices ranging from $10.75 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.










                                       (9)

                                                                       FORM 10-Q


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

5.       Purchase
         --------

         On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. for $2,221,302 which has been accounted for under the purchase method of accounting. The purchase consisted of accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company has also incurred and recorded as goodwill closing costs related to the purchase ($205,216) as well as the present value of a five year earn out contract ($585,892). Goodwill is being amortized over 20 years.

         Pro forma effects of the Waekon Industries, Inc. purchase on fiscal 1997 operations were reported in Unaudited Consolidated Pro Forma Condensed Financial Statements included with Form 8-K/A dated February 17, 1998. The following pro forma data summarizes the results of operations of the Company for the twelve months ended September 30, 1997 and for the nine months ended June 30, 1998, assuming Waekon was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Waekon's accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense.

                                      Twelve Months               Nine Months
                                          Ended                      Ended
                                    September 30, 1997           June 30, 1998
                                    ------------------           -------------


Net Sales                              $ 26,032,266                $17,774,612
                                       ============                ===========


Net Income                             $    709,584                $   969,701
                                       ============                ===========


Net Income per Common Share            $        .59                $       .81
                                       ============                ===========



         The pro forma information does not purport to be indicative of the results of operations which would have actually been obtained if the acquisition had occurred on the dates indicated or the results of operations which will be reported in the future.









                                      (10)

                                                                       FORM 10-Q


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

  Results of Operations, Third Quarter (April 1, 1998 through June 30, 1998)
               Fiscal 1998 Compared to Third Quarter Fiscal 1997

 -----------------------------------------------------------------------------

Product sales for the quarter ended June 30, 1998 were $4,644,415 versus $3,257,499 for the quarter ended June 30, 1997. The 42.6% increase in product sales in the current quarter is volume related and due primarily to a $1,487,000 increase in automotive diagnostic sales of which $772,000 represents sales of products produced by Waekon Industries which was acquired on February 17, 1998. The Company anticipates that the current amount of product sales experienced in the third quarter will remain at that level in the fourth quarter.

Service sales for the quarter ended June 30, 1998 were $279,378 versus $1,092,001 for the quarter ended June 30, 1997. The reduction was entirely volume related due to the absence of diagnostic service revenue caused by the termination of a contract in late fiscal 1997 to provide such services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this business segment. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the third quarter of fiscal 1998 was $2,383,197 or 51.3% of product sales as compared to $2,083,002 or 63.9% of product sales in the third quarter of 1997. This decrease in the cost of product sold percentage was due primarily to a change in product mix. The current cost of products sold percentage is anticipated to increase slightly during the fourth quarter of the fiscal year due to a change in product mix.

Cost of service sold for the quarter ended June 30, 1998 was $266,146 or 95.3% of service sales as compared to $907,927 or 83.1% of service sales in the quarter ended June 30, 1997. This increase in the cost of services sold percentage was due to an increase in material costs applicable to repair services billed in the third quarter. The cost of services sold percentage is expected to improve in the fourth quarter of the current fiscal year due to an improvement in product mix.

Product development expenses were $795,307 in the third quarter of fiscal 1998 or 17.1% of product sales as compared to $848,340 or 26.0% of product sales in the third quarter of fiscal 1997. The percentage decrease is due to 6% decrease in product development expenses combined with a 43% increase in product sales. The level of expenditures incurred during the third quarter of fiscal 1998 is expected to continue in the fourth quarter.

Operating expenses in the most recent quarter were $1,390,677 or 28.2% of total sales versus $917,604 or 21.1% of total sales for the same period a year ago. Approximately 60% of the dollar increase ($289,000) represents marketing and administrative expenses for Waekon Industries which was acquired on February 17, 1998. An additional 22% of the dollar increase ($102,000) represents a bonus accrual which was absent in last year's third quarter due to losses. The current level of operating expenses is expected to continue for the balance of the fiscal year.

Interest expense was $20,382 in the third quarter of fiscal 1998, as compared to $2,171 in the second quarter of fiscal 1997. This increase was due primarily to an increase in long term debt associated with the Waekon acquisition on February 17, 1998. The current level of interest expense will continue for the remainder of fiscal 1998.



                                      (11)

                                                                      FORM 10-Q




Other income of $22,956 in the current quarter compares with $34,454 in the same quarter last year. The reduction is due to lower interest income on a reduced level of short-term cash investments.

Net income in the third quarter of fiscal 1998 was $57,440 which compared with a net loss of $236,290 in fiscal 1997. This improvement was due to an increase in product sales and to an increase in gross product margin.

Unshipped customer orders as of June 30, 1998 were $2,671,000 versus $7,894,000 at June 30, 1997. The decrease was due to timing differences on orders for automotive diagnostic products ($1,400,000) and to lower orders for fastening systems products ($1,700,000). In addition, $2,100,000 of the decrease was due to the termination of a contact in late fiscal 1997 to provide diagnostic services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this business segment. The shortfall in orders for fastening products will not be made up in the last quarter of the fiscal year. The decrease in backlog for automotive products has been offset by a comparable increase in orders received and shipped in the first nine months of fiscal 1998.

            Results of Operations, Nine Months Ended June 30, 1998
                  Compared to Nine Months Ended June 30, 1997

            ---------------------------------------------------------

Product sales for the nine months ended June 30, 1998 were $14,857,747 versus $10,650,052 for the same period in fiscal 1997. The increase is volume related due primarily to a $3,679,000 increase in sales of automotive diagnostic products of which $1,337,000 represents sales of products produced by Waekon Industries which was acquired on February 17, 1998.

Service sales for the nine months ended June 30, 1998 were $875,567 compared with $3,193,638 for the same period in fiscal 1997. The reduction was entirely volume related due primarily to the absence of diagnostic service revenue caused by the termination of a contract in late fiscal 1997 to provide such services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this business segment.

Cost of product sold was $8,084,319 or 54.4% of product sales as compared to $6,739,871 or 63.3% of product sales for the nine months ended June 30, 1997. This change in the cost of product sold percentage was due to a change in product mix.

Cost of service sold was $644,092 or 73.6% of service sales compared with $2,770,085 or 86.7% of service sales for the nine months ended June 30, 1997. This improvement in the cost of services sold percentage is primarily due to the elimination of costs associated with the termination of a contract in late fiscal 1997 to provide diagnostic services to Ford Motor Company.

Product development expenses were $2,304,960 or 15.5% of product sales as compared to $2,524,110 or 23.7% of product sales for the nine months ended June 30, 1997. The percentage decrease is due to a 9% decrease in product development expenses combined with a 40% increase in product sales.






                                      (12)

                                                                       FORM 10-Q


Operating expenses were $3,364,624 for the nine months ended June 30, 1998 or 21.4% of total sales versus $2,679,922 or 19.4% of total sales for the nine months ended June 30, 1997. Approximately 64% of the dollar increase ($438,000) represents marketing and administrative expenses for Waekon Industries which was acquired on February 17, 1998. An additional 15% of the dollar increase ($102,000) represents a bonus accrual which was absent in last year's nine month period due to losses.

Interest expense was $39,732 for the nine months ended June 30, 1998, and $6,546 for the same period in 1997. This increase was due to additional long-term debt associated with the Waekon acquisition on February 17, 1998.

Other income of $109,908 increased $31,914 compared with the same period last year due primarily to an increase in interest income caused by a higher level of short-term cash investments.

Net income for the nine months ended June 30, 1998 was $885,495 or 5.6% of total sales compared with a net loss of $503,000 for the nine months ended June 30, 1997. The improvement was due primarily to an increase in product sales and to an improvement in gross product margin.

                         Liquidity and Capital Resources

                      ------------------------------------

Total current assets were $10,049,478, $11,096,855 and $9,052,751 at June 30,
1998, September 30, 1997 and June 30, 1997, respectively. The increase from June to June was due primarily to an increase in inventory to support higher product sales. Approximately 60% of the inventory increase was the result of the acquisition of Waekon Industries in February, 1998 which was structured as an asset purchase. Between September, 1997 and June 1998 current assets dropped by approximately $1.1 million due primarily to a $2 million reduction in cash and receivables offset by a $900,000 increase in inventory. The decrease in cash of approximately $900,000 occurred due to the acquisition of Waekon Industries. Receivables were down approximately $1.1 million due to lower sales in the current quarter. Inventory was up due to the aforementioned Waekon acquisition.

Working capital as of June 30, 1998 amounted to $8,673,054. This compares to $8,054,345 a year earlier. Current assets were 7.3 times current liabilities and total cash and receivables were 2.9 times current liabilities. These ratios compare to 9.1 and 3.7, respectively, at June 30, 1997.

Internally generated funds of $1,978,060 during the nine months ended June 30, 1998 were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $277,009. Management of the Company believes that cash and cash equivalents, together with funds generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1998 and into fiscal 1999.

Shareholders' equity during the nine months ended June 30, 1998 increased by $784,970 ($.66 per share) resulting primarily from a $885,495 net income less $119,625 payment of dividends.

In February, 1998, the Company renewed its credit agreement with its financial lender. The agreement expires in February, 1999 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.


                                     (13)

                                                                       FORM 10-Q

                             Year 2000 Compliance
                             --------------------

The Company is in the process of installing computer hardware and software which, among its many features, will recognize and process the year 2000 and beyond. The cost of the new system is not expected to have a material effect on the Company's financial statements in fiscal 1998 or in subsequent fiscal years. The installation is expected to be completed during the first quarter of fiscal 1999. However, if the Company experiences unexpected year 2000 compliance problems, or if its suppliers or customers experience such problems, the consequences could result in a material adverse effect on the Company's business, operating results and financial condition.

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



PART II.  OTHER INFORMATION
---------------------------

ITEMS 1 through 5:  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein: (11) Statement re: Computation of earnings per share. (27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     August 13, 1998                         HICKOK INCORPORATED
         ---------------                         -------------------
                                                   (Registrant)



                                       /s/ E. T. Nowakowski
                                       -----------------------------------------
                                       E. T. Nowakowski, Chief Financial Officer




                                     (14)