Form 10-K405
period 1998-09-30
HICKOK INC
filed 1998-12-22
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1998
                           ----------------------------------------------------

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      Not Applicable    to       Not Applicable
                               ---------------------      -------------------

Commission file number                        0-147
                        -------------------------------------------------------

                               HICKOK INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                                   34-0288470
-----------------------------------------------      ---------------------------
            (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)

          10514 Dupont Avenue, Cleveland, Ohio                  44108
-----------------------------------------------      ---------------------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:            (216) 541-8060
                                                     ---------------------------

                        Securities registered pursuant to
                            Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Shares, $1.00 par value
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 10, 1998, the Registrant had 744,884 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 672,011 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 10, 1998, based on the closing price of $7.75 per Class A Common Share on the Nasdaq Small Cap Market, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $5,208,085. There is no trading market in the shares of Class B Common Stock.

                      Documents Incorporated by Reference:
                      ------------------------------------


Part of Form 10-K                     Document Incorporated by Reference
-----------------                     ----------------------------------

Part III (Items 10, 11, 12 and 13)    Portions of the Registrant's Definitive
                                      Proxy Statement  to be  used  in
                                      connection with its Annual Meeting
                                      of Shareholders to be held on February 24, 1999.

           Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 1998.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

General Development of Business
-------------------------------

                Hickok Incorporated was organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries.

                In February 1995 the shareholders approved a change in the Company's name to Hickok Incorporated from The Hickok Electrical Instrument Company. The former name was not representative of the Company's current products and markets and may have conveyed an inaccurate image of the Company to customers, prospects and investors.

                The Company is primarily involved in providing products and services to the aftermarket and to original equipment manufacturers ("OEM's") within the transportation industry. The primary market served is automotive. Other markets with which the Company is involved include aircraft, locomotive and marine markets.

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

                The Company has made several acquisitions in three of the last five fiscal years as part of a strategic program to expand both its customer base and its product line utilizing its existing expertise. A new product for the automotive market was added in February, 1994 when the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The fastening business provides computerized equipment to control tools that tighten threaded fasteners on cars, trucks, locomotives and heavy equipment to provide high quality threading applications. General Motors is the primary customer for the Company's fastening systems products. The fastening systems business was fully integrated into Hickok's operations by June, 1994. This product has become a significant part of the Company's total business.

                In January, 1996 the Company added new products and customers within the instrumentation area with the acquisition of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The gauge business was fully integrated into Hickok's operations by May, 1996.

                In February, 1998 the Company added new products and customers within the automotive aftermarket with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Waekon manufacturers a variety of testing equipment used by automotive technicians. The Waekon name will become the trademark used by the Company to market its products to the automotive aftermarket.

                In addition to its products, the Company also provides support services to Ford Motor Company and others relating to the development of training curriculums for automotive technicians on the use of diagnostic equipment, primarily Hickok equipment, on automobiles. In some cases the Company also provides the actual technical training to automotive technicians at customer sites. The support services provided to Ford and the technical training provided to technicians, though not a significant part of the Company's business, were developed because of the Company's close working relationship with Ford in the development of diagnostic tools to service engines and other electronic systems in Ford automobiles.

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

                The Company specializes in designing, manufacturing and marketing instruments used to diagnose problems and to support the servicing of automotive electronic systems. These products are sold primarily to OEM's but also to the aftermarket using jobbers, wholesalers and wagon distributors. The Company has increased its aftermarket business with the acquisition in February, 1998 of Waekon Industries which manufactures a variety of testing equipment used by automotive technicians. The acquisition added new distribution sources and significant new products for the aftermarket. The aftermarket currently accounts for approximately 19% of automotive diagnostic and specialty tool sales as compared with 3% in fiscal 1997.

                As a result of the acquisition of the fastening systems business in February, 1994, the Company designs and manufactures instrumentation used to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality threading applications. The equipment is sold primarily to original equipment manufacturers in the automotive market.

                The Company also specializes in the development, manufacture and marketing of precision indicating instruments used in aircraft, locomotives and other applications. Within the aircraft market, the Company sells its instruments primarily to manufacturers of business and pleasure aircraft.

                Within the service area the Company supports the development of training curriculums within Ford Motor Company applicable to servicing automotive electronic systems. In addition, the Company also provides diagnostic equipment training to automotive service technicians employed by fleets using Ford automobiles. Until the end of fiscal 1997 the Company also developed software and designed systems that were used to develop diagnostic strategies including engine, body chassis and electrical systems in Ford vehicles. This software development contract was not renewed at the end of fiscal 1997 because Ford consolidated suppliers in this area. The Company has elected not to pursue similar activities in the future.

                Revenue by class of product/service is shown in the table below.

                                                                1998                     1997                        1996
                                                                ----                     ----                        ----


Automotive Diagnostic Instruments                           $ 14,374,000              $ 11,426,000             $ 13,658,000
Automotive Diagnostic Service/
     Training                                                    212,000                 3,406,000                4,782,000
Fastening Systems                                              2,923,000                 3,796,000                5,023,000
Indicating Instruments                                         2,816,000                 2,040,000                1,907,000
Other product classes                                            443,000                   491,000                  801,000
                                                            ------------              ------------            -------------
                                                            $ 20,768,000              $ 21,159,000            $  26,171,000


     New Products/Services
     ---------------------

                In fiscal 1998 numerous new products were added within the automotive diagnostic and specialty tool area as a result of the acquisition of Waekon Industries in February, 1998. In addition to these Waekon products other products under development in fiscal 1998 include, among others, the Fuel System Analyzer, the Fuel Cap Tester and the Squeak and Rattle diagnostic tool. Development of the Fuel System Analyzer began in fiscal 1997 and was completed in the third quarter of fiscal 1998 and initial shipments occurred in the fourth quarter. This product is designed for the aftermarket and is used to diagnose fuel delivery problems. Development of the Fuel Cap Tester began in fiscal 1998 and was substantially completed by the end of the fiscal year. Initial orders were received and shipped late in the year. The product is intended to provide a rapid and precise method of testing fuel caps for inspection or maintenance purposes. The Squeak and Rattle diagnostic tool is in the initial development stage and will be made available to Ford and other OEM markets. Orders are not expected until mid to late fiscal 1999. Final development of the Coil-On Plug Adapter cable for Ford Motor Company occurred during fiscal 1998 and shipments began in the middle of the year. The cable is used to interface Ford's Service Bay Diagnostic System (SBDS) with a vehicle's ignition system.

                During fiscal 1997 the Company completed development on the PDR (portable data recorder) and Audio VIM (vehicle interface module). Both are automotive diagnostic products originally intended for use by Ford Motor Company. The PDR is an accessory that can be attached to a customer's vehicle to diagnose intermittent problems. The Audio VIM is an accessory to the New Generation STAR tool (NGS) that helps diagnose problems in Ford audio systems. During fiscal 1998 Ford canceled the PDR project. The Company is now soliciting other OEM's to determine their interest in the product. Success has been modest to date. Ford continues to expreess interest in the Audio VIM and their evaluation of the product is still underway.

                Within the fastening systems area, development of the Pro-Spec 1000 was completed in the second half of fiscal 1998 with initial sales occurring late in the fiscal year. The Pro-Spec 1000 is a single tool control product with a market potential that is greater than large networked systems currently being sold. Initial expectations were that the product would be available in early fiscal 1997 but the Company significantly underestimated the development time required to bring the product to completion. Initial development began during fiscal 1996. Several design changes introduced in early fiscal 1997 were the main reasons for the delay. The Company anticipates that approximately half of its fastening system sales in fiscal 1999 will be of this Pro-Spec 1000 product. Initial development of the pulse tool control and of Windows based user station software began in fiscal 1998 and is expected to be completed in early fiscal 1999. The pulse tool control represents a technological advancement in controlling and calibrating a pulse nut running tool which is ergonomically more user friendly than other nut running tools since it eliminates torque reaction. The pulse tool control is expected to be introduced in the second quarter of fiscal 1999. The Windows based user station software is also expected to be introduced in the second quarter of fiscal 1999. The product is attractive because it is easier to use, requires less training than its DOS based predecessor and can be interfaced with a competitor's tool control.

                Within the indicating instrument area, the Company continues to pursue certification of its DIGILOG series of instruments, a combination analog/digital indicator for the aircraft market. The instruments require FAA certification and the Company is currently pursuing type certification with several aircraft manufacturers who are using the product in prototype business jet aircraft. Acceptance of this product is expected to provide an estimated 20% increase in the indicator product class. The Company anticipates a response from one of these airplane manufacturers in mid-fiscal 1999.

                During fiscal 1998 the Company finalized the development of the Watchdog 1000, a smaller, portable version of the Watchdog 2000, a secondary ignition analyzer for large non-automotive internal combustion engine users. Longer than expected development time delayed the introduction of the Watchdog 1000 approximately two years. Modest initial sales occurred during fiscal 1998. The Watchdog 2000 was introduced during fiscal 1996 with the initial sale to a company in the natural gas distribution industry.

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

     Importance of Patents, Licenses, Franchises, Trademarks and Concessions
     -----------------------------------------------------------------------

                The Company presently has several patents and patent applications which relate to certain of its products. It does not consider that any one patent or group of patents is material to the conduct of its business as a whole and believes that its position in the industry is dependent upon its present level of engineering skill, research, production techniques and service rather than upon its ownership of patents. Other than the name "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

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

     Dependence Upon Single or Few Customers
     ---------------------------------------

                During the fiscal year ended September 30, 1998, sales to Ford and General Motors Corporation accounted for approximately 45% and 12% respectively of the consolidated sales of the Company. This compares with 60% and 13% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

     Backlog
     -------

                At September 30, 1998, the unshipped customer order backlog totaled $2,493,000 in contrast to $2,924,000 at September 30, 1997 and $3,867,000 at September 30, 1996. The decrease in fiscal 1998 is due to the following two factors. First, there was a $130,000 reduction due to lower orders during fiscal 1998 for fastening systems products. Second, because of the Company's initiative to improve its on-time delivery, there was an increase in the fill rate on orders for both automotive diagnostic products and indicating instruments. This increase in the fill rate resulted in a $475,000 reduction in backlog for these two product classes. The decrease in fiscal 1997 relative to fiscal 1996 is due primarily to the termination of a contract in September, 1997 to provide diagnostic services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area. Offsetting the loss of this contract was a $200,000 increase in orders for fastening systems products, a $100,000 increase in orders for automotive diagnostic products and a $100,000 increase in instrumentation orders.

     Government Contract Renegotiation
     ---------------------------------

                No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. The amount of revenue derived from Government contracts is currently minimal and not material.

     Competitive Conditions
     ----------------------

                The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as SPX Corporation, Hewlett-Packard, GenRad and Vetronix which dominate the total available market in terms of total sales. With regard to fastening systems products, competition comes from both companies that make the equipment to control fastening tools and from tool makers themselves. Specific companies include Beta Tech, Atlas Copco, and Stanley. Hickok is a major supplier in the high end market consisting of multi-spindle fastening system control systems. The instrumentation industry is composed primarily of companies which specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field should be gauged in the area of smaller specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

     Research and Development Activities
     -----------------------------------

                The Company expensed as incurred product development costs of $3,028,211 in fiscal 1998, $3,263,857 in 1997, and $3,740,003 in 1996. These
expenditures included engineering product support, support for development of diagnostic system manuals and development of fastening systems products.

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

     Number of Persons Employed
     --------------------------

                Total employment by the Company at September 30, 1998 was 268 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

     Financial Information Concerning Foreign and Domestic Operations and Export
     ---------------------------------------------------------------------------
     Sales
     -----

                During the fiscal year ended September 30, 1998, all manufacturing, research and development and administrative operations were conducted in the United States. Revenues derived from export sales approximated $637,000 in 1998, $616,000 in 1997, and $574,000 in 1996. Shipments to Canada
make up the majority of export sales.

ITEM 2. PROPERTIES
------------------

                During fiscal 1998, the Company had facilities in the United States as shown below:

                                                                                       Owned or
      Location             Size               Description                               Leased
      --------             ----               -----------                               ------

      Cleveland,        37,000      Two-story brick construction;                        Owned
      Ohio              sq. ft.     used for corporate administrative
                                    headquarters, marketing and
                                    product development with
                                    limited manufacturing.

      Greenwood,        63,000      One-story modern concrete                       Leased, with annual
      Mississippi       sq. ft.     block construction; used                        renewal options
                                    for manufacturing instruments,                  extending through 2061.
                                    test equipment, and
                                    fastening systems products.


      Kirkwood,         19,600      Two, single story, metal and                    Leased with optional
      Pennsylvania       sq. ft.    concrete block buildings, used                  renewal through 2008
                                    for marketing and manufacturing
                                    of automotive aftermarket products.

                Management believes that all facilities combined are adequate to provide for current and anticipated business.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

                The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

                Not Applicable.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT*
----------------------------------------------

                The following is a list of the executive officers of the Company as of September 30, 1998. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Bauman was elected Chairman by the Board of Directors in July 1993. He has been President since 1991. For at least five years prior to 1991 he held the office of Vice President. Mr. Nowakowski was elected Vice President, Finance and Chief Financial Officer by the Board of Directors in December, 1993. He joined the Company in July, 1993 and for at least five years prior to 1993 was a Vice President with Huntington National Bank in Cleveland, Ohio.

               Office                                  Officer                               Age
               ------                                  -------                               ---

      Chairman, President and                     Robert L. Bauman                           58
      Chief Executive Officer

      Vice President, Finance                     Eugene T. Nowakowski                       55
      and Chief Financial
      Officer

                *The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.




                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

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

                                               Prices for the Years Ended:
                                               ---------------------------

                               September 30, 1998                        September 30,1997
                               ------------------                        -----------------
                              High            Low                     High               Low
                              ----            ---                     ----               ---
First Quarter                 11 1/2          8                      12 1/2             9 1/2
Second Quarter                12 3/4          9 1/2                  13 1/2             7
Third Quarter                 14 1/4         10 3/4                  12                 8 1/4
Fourth Quarter                12              6 7/8                  11 1/4             7 3/4

                b) Holders
                   -------

                As of December 10, 1998, there were approximately 547 holders of record of the Company's outstanding Class A Common Shares and approximately 5 holders of record of the Company's outstanding Class B Common Shares.

                c) Dividends
                   ---------

                On December 9, 1998 the Board of Directors of the Company declared a special dividend of $.15 per share on its Class A and Class B Common Shares, payable on January 22, 1999 to holders of record on January 4, 1999. In fiscal 1998 the Company paid a special dividend of $.10 per share on its Class A and Class B Shares on January 23, 1998. In fiscal 1997 the Company on January 24, 1997 paid a special dividend of $.20 per share on its Class A and Class B Common Shares. In fiscal 1996 on January 25, 1996 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.




ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                               For the years ended September 30
                                                               --------------------------------


                                            1998           1997          1996            1995           1994
                                            ----           ----          ----            ----           ----
                                                         (In Thousands of Dollars, except per share amounts)


 Net Sales                              $   20,768     $   21,159    $    26,171     $    29,384     $   22,491
                                        ==========     ==========    ===========     ===========     ==========

 Net Income                             $    1,034     $      605    $       960     $     1,794     $    1,556
                                        ==========     ==========    ===========     ===========     ==========

 Working Capital                        $    8,818     $    9,279    $     8,625     $     8,120     $    6,991
                                        ==========     ==========    ===========     ===========     ==========
 Total Assets                           $   15,047     $   13,736    $    13,981     $    16,629     $   12,500
                                        ==========     ==========    ===========     ===========     ==========
 Long-term Debt                         $      549     $      127             --             --              --
                                        ==========     ==========    ===========     ===========     ==========
 Total Stockholders' Equity             $   12,551     $   11,617    $    11,235     $    10,394     $    8,735
                                        ==========     ==========    ===========     ===========     ==========
  Net Income Per Share                  $      .86     $      .51    $       .80     $      1.50     $     1.31
                                        ==========     ==========    ===========     ===========     ==========
   Dividends Declared
      Per Share:
      Class A                           $      .10     $      .20    $       .10  $          .275    $      .15
      Class B                           $      .10     $      .20    $       .10  $          .275    $      .15

Stockholders' Equity
     Per Share:                         $    10.48     $     9.71    $      9.42  $         8.71     $     7.43
 Return on Sales                               5.0%           2.9%           3.7%            6.1%           6.9%
 Return on Assets                              7.2%           4.4%           6.3%           12.3%          13.2%
 Return on Equity                              8.6%           5.3%           8.9%           18.8%          19.4%

 Closing Stock Price                    $     6.88     $     8.25    $     12.50  $        23.00     $    12.75

       Note: Share data adjusted for a 2 for 1 stock split in April 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------

Introduction
------------

        Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture high technology, precision indicating instruments for business and pleasure aircraft, locomotive and general industrial applications. This reputation was enhanced because of the Company's capabilities in the design and implementation of electronics circuitry. In recent years the Company has used this expertise in automotive electronics diagnostic technology. The Company currently generates approximately half of its revenue from designing and manufacturing diagnostic tools for the OEM market. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles. In addition, the Company develops instructional programs and trains automotive technicians in the use of electronic diagnostic tools and systems.

        Until the end of fiscal 1997 the Company also generated about 15% of its revenue from developing diagnostic strategies and assisting in supporting the overall diagnostic system for Ford Motor Company. At the end of fiscal 1997 the Company was no longer providing this service since its contract was not renewed because Ford consolidated suppliers in this area. The Company has elected not to pursue similar activities in the future.

        Approximately five years ago the Company initiated a strategy to use existing expertise to diversify its customer base and add new products. The existing OEM business provided the stability that allowed the strategy to be implemented. It also enabled the Company to remain technologically proficient throughout the diversification process. The strategy has been implemented primarily through acquisitions.

        In February, 1994 the Company added a new product for the automotive market by acquiring the fastening systems business from Allen-Bradley Company, Inc. The new business produces computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. The acquisition cost $730,675 and was structured as an asset purchase. The fastening systems business was fully integrated into the Company's operations by June, 1994. This product class continues to be a major part of the Company's total business.

        In January, 1996 the Company added revenue to its indicating instrument product class with the acquisition of the Beacon Gage Division of Maradyne Corporation. The acquisition cost $647,103 and was structured as an asset purchase. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The purchase added new products and customers within the Company's instrumentation market. Sales of gauge products accounted for approximately 25% of instrument revenue in fiscal 1998. The gauge business was fully integrated into the Company's operations by May, 1996.

        In February, 1998 the Company significantly increased its automotive aftermarket business with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Sales of aftermarket products now account for 19% of automotive diagnostic and specialty tool sales, up from 3% in fiscal 1997. Waekon manufactures a variety of automotive diagnostic equipment and specialty tools used by automotive technicians. The acquisition cost $2,221,302 and was structured as an asset purchase. Because of its positive position in the industry, the Waekon name will become by mid fiscal 1999 the trademark used by the Company to market its products to the automotive aftermarket.

        The timing of order releases in the Company's automotive diagnostic test equipment business often creates wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. The same situation applies to the Company's recently acquired fastening systems products. Orders for such equipment frequently are relatively large and subject to customer release. The result can be substantial variations in quarterly sales and earnings. For example, fiscal 1997 fourth quarter sales of $7,314,958 were 34.6% of the year's total sales and net income in the quarter of $1,108,317 or $ .93 per share, was 183% of the year's total net income. By comparison, fiscal 1998 fourth quarter sales and net income were 24% and 14% respectively of the year's total sales and total net income. The Company's contracts are subject to customer release, and although historically the fourth quarter has accounted for a larger portion of sales and net income, there can be no assurance that the Company's customers will continue to authorize release of contracts during the fourth quarter of future fiscal years. The Company is not aware of any seasonal factors which lead to its customers' release of orders.

        Short-term earnings also can be affected by levels of expenditures for product development. These expenditures have become increasingly significant to the Company's operations in recent fiscal years.

        The Company's order backlog as of September 30, 1998 totaled $2,493,000 as compared to $2,924,000 as of September 30, 1997 and $3,867,000 as of September 30, 1996. The decrease in fiscal 1998 is due to the following two factors. First, there was a $130,000 reduction due to lower orders during fiscal 1998 for fastening systems products. Second, because of the Company's initiative to improve its on-time delivery, there was an increase in the fill rate on orders for both automotive diagnostic products and indicating instruments. This increase in the fill rate resulted in a $475,000 reduction in backlog for these two product classes. The decrease in fiscal 1997 relative to fiscal 1996 is due entirely to the termination of a contract in September, 1997 to provide diagnostic services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this area. Offsetting the loss of this contract was a $200,000 increase in orders for fastening systems products, a $100,000 increase in orders for automotive diagnostic products and a $100,000 increase in instrumentation orders.

Results of Operations
---------------------

        Sales for the fiscal year ended September 30, 1998 declined slightly to $20,768,362, a decrease of approximately 2% from fiscal 1997 sales. This decrease in sales was attributable to a $2,782,460 decrease in service revenue offset by a $2,391,724 increase in product sales. In the service category the reduction was due to the absence of diagnostic service revenue caused by the termination of a contract in late fiscal 1997 to provide such services to Ford Motor Company. The contract was not renewed because Ford consolidated suppliers in this business segment. The current level of service sales is expected to continue in fiscal 1999. The increase in product sales was primarily volume driven and due to a $2,834,000 increase in automotive diagnostic sales of which $1,941,645 represented sales of aftermarket automotive products manufactured by Waekon which was acquired on February 17, 1998. The increase in product sales is also attributed to a $517,000 increase in sales of indicating instruments. Offsetting the above mentioned increases was a $917,000 decrease in sales of fastening system products due to continued lower orders from General Motors for large networked systems. The Company anticipates that product sales will increase approximately 5% in fiscal 1999 due to an increase in sales of automotive aftermarket products.

        Sales for the fiscal year ended September 30, 1997 declined to $21,159,098, a decrease of approximately 19% from fiscal 1996 sales. This decrease in sales was primarily volume-driven and attributable to lower sales in both the product and service categories. In the product category, sales of automotive diagnostic instruments dropped by $2,310,000 or 17% and sales of fastening system products declined by $1,326,000 or 26%. Sales of indicating instruments were up approximately $129,000, a 7% increase over the previous year. Automotive diagnostic instrument sales were down because Ford has significantly reduced orders for essential special service tools which are one-time large volume sales to all dealers in North America. Fastening system sales were down because of lower orders from General Motors for large networked systems. In the service category, the decrease in sales of $1,196,000 or 23% was primarily due to lower diagnostic service revenue since the project on which the service is provided was coming to completion and required less manpower.

        Cost of products sold during fiscal 1998 was $10,678,807 or 54.5% of net product sales. Cost of products sold during fiscal 1997 was $9,874,129 or 57.4% of net product sales. For fiscal 1996 the cost of products sold was $12,700,245 or approximately 60.5% of net product sales. The decrease in the percentage of cost of products sold relative to product sales between fiscal 1998 and fiscal 1997 was due primarily to product mix and, to a lesser extent, to cost containment. The decrease in the percentage of cost of products sold relative to product sales between fiscal 1997 and fiscal 1996 was due entirely to product mix.

        Cost of services sold during fiscal 1998 was $885,731 or 74.9% of net service sales. Cost of services sold during fiscal 1997 was $3,528,069 or 89.0% of net service sales. In fiscal 1996 cost of services sold was $4,343,794 or 84.1% of net service sales. The decrease in the cost of services sold as a percentage of net service sales between fiscal 1998 and fiscal 1997 is primarily due to the elimination of costs associated with the termination of a contract in late fiscal 1997 to provide diagnostic services to Ford Motor Company. The increase in cost of services sold as a percentage of net service sales between fiscal 1997 and fiscal 1996 resulted because the diagnostic contract with Ford involved significant price competition.

        The percentage of cost of products sold relative to net product sales in fiscal 1999 is expected to increase slightly due to a change in product mix. Specifically, sales of aftermarket automotive products are anticipated to represent a larger percentage of product sales in fiscal 1999 versus fiscal 1998 and the gross margin on aftermarket products is generally lower than products sold to OEM's. The percentage of cost of services sold relative to net service sales is expected to remain unchanged in fiscal 1999.

        Product development expenditures in fiscal 1998 were $3,028,211 which was 7% lower than fiscal 1997 expenditures of $3,263,857. This decrease was due to a reduction in engineering and development expenditures on products completed or nearing completion in fiscal 1998. Products in this category include the Fuel System Analyzer, the Fuel Cap Tester, the Pro-Spec 1000, the pulse tool control, and the Watchdog 1000. In fiscal 1997 product development expenditures were $3,263,857 which was 13% lower than fiscal 1996 expenditures of $3,740,003. The decrease was due to a reduction in engineering and development expenditures on new products, namely the Pro-Spec 1000, Audio VIM, PDR and the Watchdog 1000. Development of these products was at or near completion at the end of fiscal 1997. It is anticipated that the amount spent on product development in fiscal 1999 will be slightly below the amount spent in fiscal 1998 since new products currently in development are nearing completion. In addition, procedures and policies have been initiated to reduce the development time on new products.

        Marketing and administrative expenses amounted to $4,824,995 which was
23.2 % of net sales in fiscal 1998; $3,691,892, or 17.4% of net sales in fiscal 1997; and $3,944,962, or 15.1% of net sales in fiscal 1996. Expenditures in fiscal 1998 were 31% higher than the amount spent in fiscal 1997. Approximately 71% of the dollar increase, or $800,091 represents marketing and administrative expenses incurred by Waekon which was acquired on February 17, 1998. The balance of the increase represents higher administrative expenses including an increase in the bonus applicable to fiscal 1998 operations and expenses associated with upgrading the Company's computer systems. Expenditures in fiscal 1997 were 6.4% lower than the amount spent in fiscal 1996. The absolute decrease in the amount of marketing and administrative expenses between fiscal 1997 and fiscal 1996 was primarily related to lower administrative expenses due to lower sales. The Company anticipates that marketing and administrative expenses will increase approximately 8% in fiscal 1999 due to the inclusion of Waekon for a full twelve months.

        Interest charges were $58,908 in fiscal 1998 compared with $10,966 in fiscal 1997 and $156,440 in fiscal 1996. The increase in interest charges in fiscal 1998 compared to fiscal 1997 was due to additional long-term debt associated with the Waekon acquisition on February 17, 1998. The decrease in interest charges in fiscal 1997 compared to fiscal 1996 was caused primarily by a significant reduction in borrowing by the Company under its revolving line of credit due to lower working capital requirements associated with a 19% reduction in sales.

        Other income in fiscal 1998 of $145,692 consists primarily of interest income on short-term investments and purchased discounts. Fiscal 1997 results include other income of $70,132, also consisting of interest income on short-term investments and purchased discounts. Fiscal 1996 results include other income of $151,858 of which approximately two-thirds was due to rental income of excess space at the Company's former Lincoln Park, Michigan location. Fiscal 1996 other income also included approximately $50,000 of purchased discounts.

        Income taxes in fiscal 1998 were $403,000 which represents a 28.0% effective tax rate. Fiscal 1997 income taxes were $255,000 which represents an effective tax rate of 29.7%. Income taxes were $478,000 in fiscal 1996 which represented a 33.2% effective tax rate. The effective tax rate decreased in fiscal 1998 and in fiscal 1997 due to the recognition of research and development tax credits in an amount greater than what was estimated at the end of the prior year. It is anticipated that the effective tax rate in fiscal 1999 will increase due to a reduction in research and development tax credits.

        Net income in fiscal 1998 was $1,034,400, or $ .86 per share, which was an increase of $429,083, or 70.9% from fiscal 1997 net income of $ 605,317. Net income in fiscal 1997 was $605,317, or $.51 per share, which was a decrease of $354,558, or 36.9% from fiscal 1996 net income of $959,875. The increase in net income in fiscal 1998 versus fiscal 1997 was primarily due to an improvement in gross margin on product sales coupled with a 14% increase in product sales. The decrease in net income in fiscal 1997 versus fiscal 1996 was primarily due to a decrease in sales, offset in part by an improvement in gross margin and a reduction in both product development and marketing and administrative expenses.

Liquidity and Capital Resources
-------------------------------

        Current assets of $10,600,029 at September 30, 1998 were 5.9 times current liabilities and the total of cash and receivables was 2.4 times current liabilities. These ratios compare to 6.1 and 3.3 respectively at the end of fiscal 1997. Total current assets were down approximately $497,000 from the previous year end with most of the reduction in accounts receivable due to lower sales in the fourth quarter of fiscal 1998 versus the same quarter in fiscal 1997. Cash and cash equivalents was down approximately $1,075,000 due to the acquisition of Waekon Industries in February 1998. Inventory was up approximately $1,008,000, also as a result of the Waekon acquisition. There was virtually no change in current liabilities.

        Working capital at September 30, 1998 was $8,818,135 as compared to $9,278,599 a year ago. The decrease was due to the use of cash and cash equivalents to acquire Waekon Industries in February, 1998.

        During the fiscal year the Company's business may require relatively large inventories of both work-in-process and finished goods in order to meet anticipated delivery schedules. During fiscal 1998 there was no need to build inventory since sales for the year were down from the previous year and year-end product backlog was lower than last year. Nevertheless, whenever there may be a requirement to increase inventory in fiscal 1999 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $5,000,000 revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

        Internally generated funds in fiscal 1998 were a positive $1,867,048 and were more than adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $390,290 and $65,306 consisting of long term debt payments. The primary reason for the positive cash flow from operations was a $1,108,772 decrease in accounts receivable. In fiscal 1997 internally generated funds were a positive $4,216,015 and were more than adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $366,842 and current portions of long term debt of $63,550. The primary reason for the positive cash flow from operations in fiscal 1997 was a $2,068,580 decrease in accounts receivable. In fiscal 1996 internally generated funds were a positive $3,339,967 and were more than adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $546,592. The primary reason for the positive cash flow in fiscal 1996 was a $2,297,688 decrease in inventory. The Company does not anticipate significant changes in either accounts receivable or inventory in fiscal 1999. Furthermore, the Company expects internally generated funds in fiscal 1999 from other operating activities, primarily net income, to be adequate to fund approximately $550,000 of capital expenditures in addition to $162,000 due on the current portion of long term debt. Most of the capital expenditures will be made to upgrade engineering and manufacturing equipment.

        In February, 1998 the Company amended an existing credit agreement with its financial lender. The agreement expires in February, 1999 and provides for an unsecured revolving credit facility of $5,000,000 with interest at the prime commercial rate with a LIBOR option and is unsecured. At September 30, 1998, the Company had no outstanding balances under this loan facility and remains in compliance with its loan covenants. The revolving credit facility is subject to annual review by the Company's lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount may be obtained on acceptable terms.

Impact of Inflation
-------------------

        In recent years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy prohibiting the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.

Year 2000 Readiness Disclosure
------------------------------

        In late fiscal 1997 the Company began its review of Year 2000 issues with emphasis placed on information technology systems software and hardware. During fiscal 1998 the Company expanded its review to include non-information technology systems and the readiness of key third parties, primarily suppliers and customers. The Company used internal resources to make its assessment.

        The Company determined that its primary information systems software and hardware were not Year 2000 compliant and decided to replace non-compliant equipment and software. Training and testing occurred throughout all of fiscal 1998. Installation began in early fiscal 1999 and has been substantially completed. The system is functioning properly.

        Substantial progress has also been made on the Company's review of non information technology systems and on the readiness of key third parties. The review is expected to be completed by mid fiscal 1999. Based on assessment efforts to date, the Company does not believe that the Year 2000 issue applicable to these two areas will have a material adverse effect on the Company's business and operating results. This assessment is based on certain assumptions and expectations, primarily the ability of third parties to remediate their own Year 2000 issues. Unexpected and significant compliance problems in this area could result in a material adverse effect on the Company's business and operating results. Though the Company does not expect a material adverse impact on operations, contingency plans are under development and are expected to be completed by mid 1999. Such plans primarily involve the use of alternative suppliers and transportation vendors.

        Costs associated with the Company's assessment and remediation of Year 2000 issues did not have a material effect on the Company's financial statements in fiscal 1998 and are not expected to be material in fiscal 1999.

Forward-Looking Statements
--------------------------

        The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, and
(c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (d) the ability of significant third parties with whom the Company does business to provide products and services in the Year 2000 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

        Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

        The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Annual Report on Form 10-K.

================================================================================

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.







MEADEN & MOORE, Ltd.
Certified Public Accountants

November 24, 1998
Cleveland, Ohio

================================================================================

================================================================================

                          CONSOLIDATED BALANCE SHEET
                               HICKOK INCORPORATED
                                  SEPTEMBER 30
                                     ASSETS

                                                                              1998                     1997
                                                                         -------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                            $ 1,593,314             $ 2,668,345
     Accounts receivable - less allowance for
         doubtful accounts of $20,000 ($15,000, 1997)                       2,698,012               3,312,988
     Inventories-less allowance for obsolete inventory
         of $112,022 ($78,589, 1997)                                        5,892,089               4,884,401
     Prepaid and deferred expenses                                            234,802                 231,121
     Refundable income taxes                                                  181,812                    --
                                                                         -------------------------------------

                  Total Current Assets                                     10,600,029              11,096,855



PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                     226,738                 199,611
     Buildings                                                              1,541,245               1,410,141
     Machinery and equipment                                                3,953,541               3,813,873
                                                                         -------------------------------------
                                                                            5,721,524               5,423,625
         Less accumulated depreciation                                      3,301,279               3,129,290
                                                                         -------------------------------------
                                                                            2,420,245               2,294,335



OTHER ASSETS:
     Goodwill-less accumulated amortization of $130,308
          ($55,111, 1997)                                                   1,941,585                 224,889
     Deferred charges - less accumulated amortization
         of $178,441 ($103,712, 1997)                                          81,095                 115,988
     Deposits                                                                   4,350                   4,350
                                                                         -------------------------------------
                                                                            2,027,030                 345,227
                                                                         -------------------------------------

                  Total Assets                                            $15,047,304             $13,736,417
                                                                          =====================================

See notes to consolidated financial statements

================================================================================

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    1998                    1997
                                                                              -------------------------------------
CURRENT LIABILITIES:
     Current portion of earn out and
         capitalized lease payable                                            $    161,762            $     63,550
     Trade accounts payable                                                        656,302                 657,285
     Accrued payroll and related expenses                                          604,639                 422,772
     Accrued expenses                                                              196,903                 131,662
     Customer deposits                                                                --                   237,587
     Accrued income taxes                                                          162,288                 305,400
                                                                              -------------------------------------

                  Total Current Liabilities                                      1,781,894               1,818,256

DEFERRED INCOME TAXES                                                              165,000                 174,000

LONG-TERM DEBT:
     Minimum earn out and capitalized lease payable -
           less current portion                                                    549,475                 127,101


 STOCKHOLDERS' EQUITY:
     Common shares - par value $1.00:
         Class A 3,750,000 shares authorized, 752,470
              shares issued; (750,570 - 1997)                                      742,884                 740,984
         Class B 1,000,000 convertible shares authorized,
              475,533 shares issued                                                454,866                 454,866
     Contributed capital                                                         1,549,598               1,532,398
     Treasury shares - 9,586 Class A shares and
         20,667 Class B shares                                                    (605,795)               (605,795)
     Retained earnings                                                          10,409,382               9,494,607
                                                                              -------------------------------------

                  Total Stockholders' Equity                                    12,550,935              11,617,060
                                                                              -------------------------------------

                  Total Liabilities and Stockholders' Equity                  $ 15,047,304            $ 13,736,417
                                                                              =====================================



================================================================================

================================================================================

                        CONSOLIDATED STATEMENT OF INCOME
                               HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30

                                                           1998                     1997                     1996
                                                      ---------------------------------------------------------------

NET SALES
     Product sales                                    $ 19,585,276             $ 17,193,552             $ 21,009,103
     Service sales                                       1,183,086                3,965,546                5,162,358
                                                      ---------------------------------------------------------------
          Total net sales                               20,768,362               21,159,098               26,171,461

COSTS AND EXPENSES:
     Cost of products sold                              10,678,809                9,874,129               12,700,245
     Cost of services sold                                 885,731                3,528,069                4,343,794
     Product development                                 3,028,211                3,263,857                3,740,003
     Marketing and administrative
          expenses                                       4,824,995                3,691,892                3,944,962
     Interest charges                                       58,908                   10,966                  156,440
     Other income                                         (145,692)                 (70,132)                (151,858)
                                                      ---------------------------------------------------------------
                                                        19,330,962               20,298,781               24,733,586
                                                      ---------------------------------------------------------------
           Income before Provision
              for Income Taxes                           1,437,400                  860,317                1,437,875


PROVISION FOR INCOME TAXES:
     Current                                               416,000                  305,000                  327,000
     Deferred                                              (13,000)                 (50,000)                 151,000
                                                      ---------------------------------------------------------------
                                                           403,000                  255,000                  478,000
                                                      ---------------------------------------------------------------

          NET INCOME                                  $  1,034,400             $    605,317             $    959,875
                                                      ===============================================================

NET INCOME PER COMMON SHARE                           $        .86             $        .51             $        .80
                                                      ===============================================================

WEIGHTED AVERAGE SHARES OF
    COMMON STOCK OUTSTANDING                             1,196,602                1,193,497                1,192,850
                                                      ===============================================================




See notes to consolidated financial statements

================================================================================

================================================================================



                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               HICKOK INCORPORATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                                                        COMMON STOCK -
                                                                       $1.00 PAR VALUE
                                                                       ---------------

                                                     RETAINED
                                                     EARNINGS        CLASS A       CLASS B
                                                   ----------------------------------------
Balance at
September 30, 1995                                 $ 8,287,270   $   737,984   $   454,866

     Dividend of $.10 per Class A and B shares        (119,285)         --            --
     Net income                                        959,875          --            --
                                                   ----------------------------------------

Balance at
September 30, 1996                                   9,127,860       737,984       454,866

     Dividend of $.20 per Class A and B shares        (238,570)         --            --
     Sale of Class A shares under option                  --           3,000          --
     Net income                                        605,317          --            --
                                                   ----------------------------------------

Balance at
September 30, 1997                                   9,494,607       740,984       454,866

     Dividend of $.10 per Class A and B shares        (119,625)         --            --
     Sale of Class A shares under option                  --           1,900          --
     Net income                                      1,034,400          --            --
                                                   ----------------------------------------

Balance at
September 30, 1998                                  $10,409,382   $   742,884   $   454,866
                                                    =======================================


See notes to consolidated financial statements

================================================================================

================================================================================



 CONTRIBUTED       TREASURY
   CAPITAL          SHARES        TOTAL
-----------------------------------------

  $ 1,520,111   $  (605,795)  $10,394,436

         --            --        (119,285)
         --            --         959,875
-----------------------------------------


    1,520,111      (605,795)   11,235,026

         --            --        (238,570)
       12,287          --          15,287
         --            --         605,317
-----------------------------------------


    1,532,398      (605,795)   11,617,060

         --            --        (119,625)
       17,200          --          19,100
         --            --       1,034,400
-----------------------------------------


  $ 1,549,598   $  (605,795)  $12,550,935
==========================================









================================================================================

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30


                                                                   1998                   1997                  1996
                                                             ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                             $ 21,882,134           $ 23,227,678           $ 27,085,022
     Cash paid to suppliers and employees                      (19,341,978)           (19,316,363)           (22,949,707)
     Interest paid                                                 (26,232)               (19,377)              (168,592)
     Interest received                                              94,048                 56,077                  3,588
     Income taxes (paid) refunded                                 (740,924)               268,000               (630,344)
                                                             ------------------------------------------------------------

     Net Cash Provided by
         Operating Activities                                    1,867,048              4,216,015              3,339,967

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (390,290)              (366,842)              (546,592)
     Deferred charges                                                 --                  (82,500)              (137,200)
     Decrease in deposits                                              101                  9,394                   --
     Proceeds on sale of assets                                     44,743                  6,266                 35,600
     Payments for businesses purchased                          (2,426,518)                  --                 (647,103)
                                                             ------------------------------------------------------------

     Net Cash Used in Investing
         Activities                                             (2,771,964)              (433,682)            (1,295,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in short-term borrowings                                 --               (1,375,000)            (2,135,000)
     Decrease in long-term financing                               (65,306)                  --                     --
     Sale of Class A shares under option                            14,816                 12,770                   --
     Dividends paid                                               (119,625)              (238,570)              (119,285)
                                                             ------------------------------------------------------------

     Net Cash Used in
         Financing Activities                                     (170,115)            (1,600,800)            (2,254,285)
                                                             ------------------------------------------------------------

Increase (Decrease) in Cash and Cash
     Equivalents                                                (1,075,031)             2,181,533               (209,613)

Cash and Cash Equivalents at
     Beginning of Year                                           2,668,345                486,812                696,425
                                                             ------------------------------------------------------------

Cash and Cash Equivalents at
     End of Year                                              $  1,593,314           $  2,668,345           $    486,812
                                                             ============================================================


See notes to consolidated financial statements

================================================================================

================================================================================


                                                                          1998                   1997               1996
                                                                       ----------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

Net income                                                             $ 1,034,400         $   605,317         $   959,875
ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
      Depreciation  and amortization                                       746,804             707,164             666,315
      Non-cash compensation charge related
          to stock options                                                   4,284               2,517                --
      Loss (Gain) on disposal of assets                                     13,346              30,622             (12,800)
      Deferred income taxes                                                (13,000)            (50,000)            151,000
      CHANGES IN ASSETS AND LIABILITIES:
          Decrease in accounts receivable                                1,108,772           2,068,580             913,561
          Decrease (Increase) in
              inventories                                                 (288,444)             28,457           2,297,688
          Decrease (Increase) in prepaid and
             deferred expenses                                               3,167              (4,172)              2,488
          Decrease (Increase) in refundable income taxes                  (181,812)            267,599            (267,599)
          Increase (Decrease) in trade
             accounts payable                                             (370,073)            297,142            (495,075)
          Increase (Decrease) in accrued payroll and
             related expenses                                              145,062            (346,828)           (551,011)
          Increase (Decrease) in other
             accrued expenses                                             (192,346)            304,217            (288,731)
          Increase (Decrease) in accrued
             income taxes                                                 (143,112)            305,400             (35,744)
                                                                       ----------------------------------------------------

                Total Adjustments                                          832,648           3,610,698           2,380,092
                                                                       ----------------------------------------------------

                Net Cash Provided by
                    Operating Activities                               $ 1,867,048         $ 4,216,015         $ 3,339,967
                                                                       ====================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1998, the Company sold equipment for $5,000. At September 30, 1998, $1,578 of the proceeds remained in accounts receivable.

Also during 1998, the Company incurred an earn-out liability of $585,892 in connection with the purchase of Waekon Industries, Inc.

During 1997, the Company sold land for $30,000. At September 30, 1997, $23,934 of the proceeds remained in accounts receivable.

Also during 1997, the Company purchased equipment under a capitalized lease for $190,651.

================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               HICKOK INCORPORATED
                        SEPTEMBER 30, 1998, 1997 AND 1996


1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiaries ("Company") operate in one major business segment: The development and manufacture of measuring, indicating, instrumentation and control products, fastening systems and related engineering services for the transportation industry. As an extension of the sales of automotive electronic test equipment, the Company also provides technical training programs in the proper use of the equipment for some of its automotive technician customers. Prior to 1998, the Company also provided diagnostic services to a major customer. This contract expired at the end of 1997 and management has elected not to pursue similar activities in the future. The Company serves the automotive, marine, locomotive and general aviation markets predominately in North America. The Company also makes sales to international customers on a worldwide basis. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

                  PRODUCT CLASSES                                    1998             1997             1996
                  ---------------                                   ----------------------------------------
                  Automotive Test Equipment                          69.2%            54.0%             52.2%
                  Diagnostic/Training                                 1.0             16.1              18.3
                  Fastening Systems                                  14.1             17.9              19.2
                  Indicating Instruments                             13.6              9.6               7.3
                  Other Product Classes                               2.1              2.4               3.0
                                                                    ----------------------------------------

                  Total                                             100.0%           100.0%            100.0%
                                                                    ========================================


Current operating properties consist of manufacturing plants in Greenwood, Mississippi and Kirkwood, Pennsylvania; and a corporate headquarters, marketing and product development facility in Cleveland, Ohio.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiaries since date of acquisition. Significant intercompany transactions and balances have been eliminated in the financial statements.

CONCENTRATION OF CREDIT RISK:
The Company sells its products and services primarily to customers in the United States and to a lesser extent overseas. The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise 81% of outstanding receivables at September 30, 1998 (84% in 1997). Sales to individual customers in excess of 10% of total sales approximated $9,400,000 and $2,500,000 (1998), $12,700,000 and $2,800,000
(1997), $13,600,000 and $5,000,000 (1996). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

REVENUE RECOGNITION:
The Company records sales as manufactured items are shipped to customers. Revenue from development contracts is recognized as earned under terms of the contracts. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 1998.



================================================================================

PRODUCT DEVELOPMENT COSTS:

Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

INVENTORIES:

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

                                                                1998               1997
                                                         ---------------------------------
Raw materials and component parts                        $    3,249,619     $    2,482,194
Work-in-process                                               1,440,624          1,268,995
Finished products                                             1,201,846          1,133,212
                                                         ---------------------------------

                                                         $    5,892,089     $    4,884,401
                                                         =================================

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized.

The depreciation policy of the Company is generally as follows:

                               CLASS                              METHOD                RATE
                               ------------------------------------------------------------------
                               Buildings                          Straight-line       2-1/2 to 4%
                               Machinery and equipment            Straight-line       8 to 33-1/3%
                               Tools and dies                     Straight-line        33-1/3%

Depreciation amounted to $596,878 (1998), $615,273 (1997) and $619,382 (1996).

INTANGIBLE ASSETS:

Deferred charges represent software implementation costs that were purchased to support and enhance internal information systems and are being amortized over 3 years. Goodwill is being amortized on a straight-line basis over 15 to 20 years. Amortization of intangibles amounted to $149,926 (1998), $91,891 (1997) and $46,933 (1996).

INCOME TAXES:

The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

INCOME PER COMMON SHARE:

Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 8.

CASH AND EQUIVALENTS:

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 1998 amounted to $1,742,361.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform with current year presentation.



================================================================================

================================================================================

3. SHORT-TERM FINANCING

The Company has an unsecured credit agreement of $5,000,000 which matures in February, 1999 with interest at the bank's prime commercial rate with a LIBOR option. The agreement includes covenants with which the Company has complied. The weighted average interest rate on short-term financing was 8.50% (1998), 8.25% (1997), and 8.40% (1996).


4. LEASES
OPERATING:

The Company leases a facility and certain equipment under operating leases expiring through February 2003.

The Company's future minimum commitments under operating leases are as follows:

                                            1999                   $     154,092
                                            2000                         126,423
                                            2001                          98,719
                                            2002                          87,000
                                            2003                          32,625
                                                                   -------------
                                              Total                $     498,859
                                                                   =============

Rental expense under these commitments was $171,176 (1998), $119,926 (1997) and $264,499 (1996).

CAPITAL:

During 1997, the Company purchased equipment under a capital lease obligation. The obligation is payable in monthly installments of $5,906 including interest at 7.2% per year until October 2000. The balance outstanding at September 30, 1998 was $125,346. Minimum annual lease payments under the capital lease are as follows:

                                            1999                 $        70,872
                                            2000                          63,637
                                                                 ---------------
                                                                         134,509
        Less amounts representing interest                                 9,163
                                                                 ---------------
                                                                 $       125,346
                                                                 ===============

The cost and accumulated depreciation of the equipment held under capital lease at September 30, 1998 is as follows:

                                              Cost               $       190,651
                         Accumulated depreciation                            -
                                                                 ---------------
                                        Book value               $       190,651
                                                                 ===============

A facility held under a capital lease has a net book value of $15,000 at September 30, 1998. Future minimum lease payments which extend through 2061 are immaterial.

5. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (582,466 and 557,266 shares in 1998 and 1997 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.


================================================================================

6. STOCK OPTIONS

On December 11, 1997 the Board of Directors adopted and shareholders subsequently approved at the Company's Annual Meeting held on February 25, 1998, the 1997 Key Employees Stock Option Plan.

Under the Company's Key Employees Stock Option Plan, the 1995 Key Employees Stock Option Plan, and the 1997 Key Employees Stock Option Plan (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 190,000 Class A shares. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $4,284 (1998) and $2,517 (1997). All options granted under the Employee Plans are exercisable at September 30, 1998.

On December 11, 1997 the Board of Directors adopted and shareholders subsequently approved at the Company's Annual Meeting held on February 25, 1998, the 1997 Outside Directors Stock Option Plan.

The Company's 1995 Outside Directors Stock Option Plan and the 1997 Outside Directors Stock Option Plan (the "Directors Plans") provide for the automatic grant of options to purchase up to 51,000 shares of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 25, 2001.

Transactions involving the plans are summarized as follows:




                                                        WEIGHTED                    WEIGHTED                WEIGHTED
                                                         AVERAGE                     AVERAGE                 AVERAGE
                                                        EXERCISE                    EXERCISE                EXERCISE
OPTION SHARES                              1998           PRICE        1997           PRICE     1996          PRICE
-----------------------------------------------------------------------------------------------------------------------
EMPLOYEE PLANS:

Outstanding October 1,                     78,400       $    9.47    53,850       $    8.53    39,800      $    5.45

Granted                                    24,000           10.50    27,550           10.75    14,050          17.25

Canceled (1998 -$8.31                      (2,900)          11.93      --               --       --              --
   to $17.25 per share)

Exercised (1998 -$6.92
  to $8.31 per share)                      (1,900)           7.80    (3,000)           4.26      --              --
                                          -------                   -------                   ------

Outstanding September 30,
  (1998 -$2.93 to $17.25
   per share)                              97,600            9.69    78,400            9.47    53,850           8.53
                                          =======                   =======                   =======
Exercisable September 30,                  97,600            9.69    78,400            9.47    53,850           8.53
                                          =======                   =======                   =======



DIRECTORS PLANS:

Outstanding October 1,                     24,000           14.69    18,000       $   16.75    12,000      $   16.13

Granted                                     6,000           12.25     6,000            8.50     6,000          18.00

Canceled                                     --               --       --               --       --              --

Exercised                                    --               --       --               --       --              --
                                          -------                   -------                   -------

Outstanding September 30,
  (1998 -$8.50 to $18.00
  per share)                               30,000           15.65    24,000           14.69    18,000          16.75
                                          =======                   =======                   =======
Exercisable September 30,                  18,000           15.69    10,000           16.50     4,000          16.13
                                          =======                   =======                   =======

================================================================================

================================================================================

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 1998, 1997 and 1996 been determined consistent with FAS 123, pro forma net income and earnings per share would have been as follows:

                                                                            1998               1997              1996
                                                                            ----               ----              ----
                  Net Income    - as reported                      $   1,034,400     $      605,317     $     959,875
                                                                   =============     ==============     =============

                                - pro forma                        $     939,672     $      518,040     $     864,571
                                                                   =============     ==============     =============

                  Net Income per share - as reported               $         .86     $          .51     $         .80
                                                                   =============     ==============     =============

                                - pro forma                        $         .79     $          .43     $         .72
                                                                   =============     ==============     =============

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following weighted-average assumptions were used in the option pricing model for 1998, 1997 and 1996 respectively: a risk free interest rate of 5.2%, 5.9% and 5.9%; an expected life of 5 years; an expected dividend yield of 1.3%, 1.6% and 1.2%; and a volatility factor of .3, .2 and .21.


7. INCOME TAXES

A reconciliation of the provision for income taxes to the statutory Federal income tax rate is as follows:


                                                                            1998               1997              1996
                                                                   ---------------------------------------------------
 Income before income taxes                                        $   1,437,400    $       860,317    $    1,437,875
 Statutory rate                                                               34%                34%               34%
                                                                   ---------------------------------------------------

                                                                         488,716            292,508           488,878

 State and local taxes - net                                              73,900             67,300            86,460
 Permanent differences                                                   (13,000)            20,300            36,900
 Research and development credit - net                                  (105,800)           (68,000)          (38,000)
 Adjustment of estimated research and development credit - net           (49,500)           (52,000)          (96,000)
 Other                                                                     8,684             (5,108)             (238)
                                                                   ---------------------------------------------------

                                                                   $     403,000    $       255,000    $      478,000
                                                                   ===================================================


================================================================================

================================================================================

Changes in deferred income taxes which relate to temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes are as follows:


                                                                            1998              1997              1996
                                                                   ---------------------------------------------------
    Inventory costing                                              $     (13,800)   $       (23,900)         $ 65,700
    Warranty reserve                                                     (19,700)                 -            49,000
    Other                                                                 20,500            (26,100)           36,300
                                                                   ---------------------------------------------------

                                                                   $     (13,000)   $       (50,000)   $      151,000
                                                                   ===================================================


Deferred tax asset (liabilities) consist of the following:

                                                                            1998              1997
                                                                   ---------------------------------
                  Current:
                      Inventories                                  $      78,700     $       92,500
                      Accrued liabilities                                117,300             99,500
                                                                   ---------------------------------
                                                                         196,000            192,000
                  Noncurrent:
                      Depreciation                                      (175,400)          (180,200)
                      Other                                               10,400              6,200
                                                                   ---------------------------------
                                                                        (165,000)          (174,000)
                                                                   ---------------------------------

                      Total                                        $      31,000     $       18,000
                                                                   =================================


Deferred tax asset balances are included in "prepaid and deferred expenses."


8. EARNINGS PER COMMON SHARE

Earnings per common share are based on the provision of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effect of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                            1998               1997              1996
                                                                  ---------------------------------------------------
Basic Earnings Per Share
Income available to
 common stockholders                                              $    1,034,400    $       605,317    $      959,875

Shares denominator                                                     1,196,602          1,193,497         1,192,850

Per share amount                                                  $          .86    $           .51    $          .80
                                                                  ===================================================

Effect of Dilutive Securities
Average share outstanding                                              1,196,602          1,193,497         1,192,850

Stock options                                                             18,073             17,992            24,305
                                                                  ---------------------------------------------------
                                                                       1,214,675          1,211,489         1,217,155
Diluted Earnings Per Share
Income available to
 common stockholders                                              $    1,034,400    $       605,317    $      959,875

Per share amount                                                  $          .85    $           .50    $          .79
                                                                  ====================================================

================================================================================

================================================================================

9. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. The formula takes into account "Economic Profit" in determining the bonus pool. The bonus distribution is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 1998, 1997 and 1996, approximately $73,000, -0- and $98,000, respectively, were expensed.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 1998, 1997 and 1996, approximately $30,106, -0- and $27,600, respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 1998, 1997 and 1996, approximately $5,542, $9,725 and $86,038 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."


10. ACQUISITIONS

On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. for $2,221,302 which has been accounted for under the purchase method of accounting. The purchase included accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company also recorded as goodwill closing costs related to the purchase ($205,216), and the present value of a five year earn out contract having a minimum required pay out of $585,892. The earn out is payable in equal annual installments of $150,000 including interest, beginning December 30, 1998. The earn out is calculated based on a percentage of income before tax and of revenues for 5 years from date of acquisition. Goodwill is being amortized over 20 years.

Pro forma effects of the Waekon Industries, Inc. purchase on fiscal 1997 operations were reported in Unaudited Consolidated Pro Forma Condensed Financial Statements included with Form 8-K/A dated February 17, 1998. The following pro forma data summarizes the results of operations of the Company for the twelve months ended September 30, 1997 and for the twelve months ended September 30, 1998, assuming Waekon was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Waekon's accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense.

                                                                   TWELVE MONTHS ENDED

                                                    SEPTEMBER 30, 1997             SEPTEMBER 30, 1998
                                                    ------------------             ------------------


                  Net Sales                          $       26,032,266             $      22,809,660
                                                     ==================             =================

                  Net Income                         $          709,584             $       1,118,606
                                                     ==================             =================

                  Net Income
                    per Common Share                 $              .59             $             .93
                                                     ==================             =================



================================================================================

================================================================================

The pro forma information does not purport to be indicative of the results of operations which would have actually been obtained if the acquisition had occurred on the dates indicated or the results of operations which will be reported in the future.



On January 31, 1996, the Company purchased certain assets of Maradyne Corporation's Beacon Gage Division for $647,103 which has been accounted for under the purchase method of accounting. The purchase consisted of inventory ($289,354), machinery and equipment ($257,749), and goodwill ($100,000).
Goodwill is being amortized over 15 years.

Operations of the Beacon Gage Line have been included in the statement of income from the date of acquisition. The pro forma effect of the acquisition on prior years operations is not determinable.



11. QUARTERLY DATA (UNAUDITED)

                                            FIRST           SECOND             THIRD           FOURTH
                                            -----           ------             -----           ------
                  NET SALES
                      1998         $    4,805,016   $    6,004,505    $    4,923,793   $    5,035,048
                      1997              4,651,009        4,843,631         4,349,500        7,314,958

                  NET INCOME
                      1998                287,435          540,620            57,440          148,905
                      1997               (194,441)         (72,269)         (236,290)       1,108,317

                  NET INCOME PER
                  COMMON SHARE

                  BASIC
                      1998                    .24              .45               .05              .12
                      1997                   (.16)            (.06)             (.20)             .93

                  DILUTED
                      1998                    .24              .44               .05              .12
                      1997                   (.16)            (.06)             (.19)             .91




================================================================================

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------

                  Not Applicable.


                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------

                  The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this
Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.


ITEM 11.          EXECUTIVE COMPENSATION
----------------------------------------

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

                  The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

                  The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------------------------------------------------------------------------------
REPORT 8-K
----------

(a)(1)  Financial Statements
---------------------------

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                     Page

         Report of Independent Auditors..............................F-1
         Consolidated Balance Sheet - As of
                  September 30, 1998 and 1997........................F-2
         Consolidated Statement of Income - Years
                  Ended September 30, 1998, 1997 and 1996............F-4
         Consolidated Statement of Stockholders'
                  Equity - Years Ended September 30, 1998,
                  1997 and 1996......................................F-5
         Consolidated Statement of Cash Flows -
                  Years Ended September 30, 1998, 1997
                  and 1996...........................................F-7

         Notes to Consolidated Financial Statements..................F-9

(a)(2)  Financial Statement Schedules
        -----------------------------

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof.

                                                                 Sequential Page
                                                                 ---------------

Report of Independent Auditors as to Schedules...........................42
Schedule VIII-Valuation and Qualifying Accounts..........................43
Schedule IX-Short-term Borrowings........................................44

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  Exhibits
        --------

Reference is made to the Exhibit Index set forth herein.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 22nd day of December, 1998.

                                          HICKOK INCORPORATED



                                          By: /s/ Robert L. Bauman
                                              -----------------------------
                                                 Robert L. Bauman,
                                                 Chairman, President and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 22nd day of December, 1998:

Signature:                                       Title
----------                                       -----


/s/ Robert L. Bauman             Chairman, President and Chief Executive Officer
--------------------------       (Principal Executive Officer)
Robert L. Bauman


/s/ Eugene T. Nowakowski         Chief Financial Officer
--------------------------       (Principal Financial and Accounting Officer)
Eugene T. Nowakowski


/s/ Thomas H. Barton             Director
--------------------------
Thomas H. Barton


/s/ Harry J. Fallon              Director
--------------------------
Harry J. Fallon


/s/ T. Harold Hudson             Director
--------------------------
T. Harold Hudson


/s/ George S. Lockwood, Jr.      Director
--------------------------
George S. Lockwood, Jr.


/s/ Michael L. Miller            Director
--------------------------
Michael L. Miller


/s/ Janet H. Slade               Director
--------------------------
Janet H. Slade

                                  Exhibit Index
                                  -------------


Exhibit No.:     Document                                                 Page
-----------      --------                                                 ----

2 Asset Purchase Agreement, dated February 6, 1998, by and among Waekon Industries, Inc. a Pennsylvania corporation, Peter Vinci, and Waekon Corp., an Ohio corporation (incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated February 17, 1998).

3(a)             Articles of Incorporation and Code of Regulations.         *

3(b) Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                 1995).

10(a) Restated Loan Agreement, dated as of February 28, 1998, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

10(b) Hickok Incorporated 1995 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(c) Hickok Incorporated 1997 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(d) Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

11               Computation of Net Income Per Common Share.                45

21               Subsidiaries of the Registrant.                            46

23               Consent of Independent Auditors.                           47

27               Financial Data Schedule                                    48

--------------

* Reference is made to the Company's basic documents filed as Exhibits 3(a) and 3(b) to the Company's Registration Statement on Form S-1, dated September 1, 1959, as supplemented by Amendments 1 and 2 thereto, dated respectively October 15, 1959, and October 19, 1959 (the October 15, 1959 amendment containing an Amendment to Articles of Incorporation, dated September 29, 1959) and such exhibits are hereby incorporated by reference herein

         The following pages contain the Consolidated Financial Statement Schedules as specified for Item 14(a)(2) of Part IV of Form 10-K.

           REPORT OF INDEPENDENT AUDITORS AS TO CONSOLIDATED SCHEDULES
           -----------------------------------------------------------



To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated November 24, 1998; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 14 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




MEADEN & MOORE, Ltd.
Certified Public Accountants


December 21, 1998
Cleveland, Ohio

                               HICKOK INCORPORATED

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



          Col. A                         Col. B                       Col. C                            Col. D            Col. E
--------------------                  -----------          ----------------------------              -------------      ---------

                                                                    Additions
                                                           ----------------------------

                                       Balance at         Charged to               Charged to                          Balance
                                       Beginning          Costs and                  Other                             at End
        Description                    of Period           Expenses                 Accounts        Deductions        of Period
------------------------------        -----------       -------------            -------------    -------------      ----------
Deducted from Asset Accounts:
                                                             Year Ended September 30, 1996
                                                        --------------------------------------

  Reserve for doubtful accounts       $    15,000       $   2,562 (1)            $     409 (2)    $   2,971 (3)      $    15,000

  Reserve for inventory obsolescence  $    60,200       $ 264,138                $       -        $ 248,513 (5)      $    75,825

  Reserve for warranty claim (4)      $         -       $       -                $       -        $       -          $         -

                                                             Year Ended September 30, 1997
                                                        --------------------------------------

  Reserve for doubtful accounts       $    15,000       $  19,941 (1)            $   2,258 (2)    $  22,199 (3)      $    15,000

  Reserve for inventory obsolescence  $    75,825       $ 276,913                $       -        $ 274,149 (5)      $    78,589

  Reserve for warranty claim (4)      $         -       $       -                $       -        $       -          $         -

                                                             Year Ended September 30, 1998
                                                        --------------------------------------

  Reserve for doubtful accounts       $    15,000       $   25,647 (1)           $      55 (2)    $  20,702 (3)      $    20,000

  Reserve for inventory obsolescence  $    78,589       $  377,743               $       -        $ 344,310 (5)      $   112,022

  Reserve for warranty claim (4)      $         -       $        -               $       -        $       -          $         -


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

                               HICKOK INCORPORATED

                       SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                     Col. B         Col. C                Col. D                    Col. E                  Col. F
----------------------           ----------     --------            --------------            --------------       ---------------
                                                Weighted            Maximum Amount            Average Amount      Weighted Average
                                 Balance at     Average               Outstanding               Outstanding        Interest Rate
 Category of Aggregate             End of       Interest              During the                During the           During the
 Short-term Borrowings             Period         Rate                  Period                    Period             Period (3)
----------------------           ----------     --------            --------------            --------------       ---------------
                                                             Year Ended September 30, 1996
                                                             -----------------------------

   Note Payable to Bank (1)     $ 1,375,000        8.40%            $    3,835,000            $1,595,000 (2)              8.58%


                                                             Year Ended September 30, 1997
                                                             -----------------------------

   Note Payable to Bank (1)     $         -        8.25%            $    1,205,000            $    8,260 (2)              4.62%


                                                             Year Ended September 30, 1998
                                                             -----------------------------

   Note Payable to Bank (1)     $         -        8.50%            $      350,000            $   14,205 (2)              9.30%


(1) Note payable to bank represents borrowings under a revolving credit facility which expires February 28, 1999.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.