Form 10-Q
period 1998-12-31
HICKOK INC
filed 1999-02-16
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998 OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____ .

COMMISSION FILE NO. 0-147



                               HICKOK INCORPORATED
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          OHIO                                         34-0288470
--------------------------------       -----------------------------------------
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


10514 DUPONT AVENUE; CLEVELAND, OHIO                                     44108
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE               (216) 541-8060
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


                                                     YES   X      NO
                                                         -----       -----

       AS OF FEBRUARY 16, 1999, 744,884 HICKOK INCORPORATED CLASS A COMMON SHARES AND 454,866 CLASS B COMMON SHARES WERE OUTSTANDING.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                      Three months ended
                                                          December 31,
                                              ---------------------------------
                                                  1998                  1997
                                              -----------           -----------
Net Sales
  Product Sales                               $ 3,522,567           $ 4,572,810
  Service Sales                                   291,859               232,206
                                              -----------           -----------

    Total Net Sales                             3,814,426             4,805,016

Costs and Expenses:
  Cost of Products Sold                         2,113,661             2,544,998
  Cost of Services Sold                           181,318               188,053
  Product Development                             675,937               753,515
  Operating Expenses                            1,239,575               898,272
  Interest Charges                                 17,913                 8,468
  Other Income                                    (21,904)              (44,725)
                                              -----------           -----------
                                                4,206,500             4,348,581
                                              -----------           -----------

  Income (Loss) before
    Income Taxes                                 (392,074)              456,435

Income (Recovery of) taxes                       (145,000)              169,000
                                              -----------           -----------
  Net Income (Loss)                           $  (247,074)          $   287,435
                                              ===========           ===========


Earnings per Common Share:
--------------------------

  Net Income (Loss)                           $      (.21)          $       .24
                                              ===========           ===========

Earnings per Common Share
  Assuming Dilution:
-------------------------

  Net Income (Loss)                           $      (.21)          $       .24
                                              ===========           ===========


Dividends per Common Share                    $       .15           $       .10
                                              ===========           ===========


See Notes to Consolidated Financial Statements.




                                       (2)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                               December 31,       September 30,      December 31,
                                                  1998                1998              1997
                                               -----------        -----------        -----------
                                               (Unaudited)           (Note)          (Unaudited)

ASSETS
------

Current Assets
--------------
  Cash and Cash Equivalents                    $   912,791        $ 1,593,314        $ 2,750,423
  Trade Accounts Receivable - Net                2,629,800          2,698,012          2,990,140
  Inventories                                    5,944,270          5,892,089          4,971,771
  Prepaid and Deferred Expenses                    290,670            234,802            267,347
  Refundable Income Taxes                                -            181,812                  -
                                               -----------        -----------        -----------
          Total Current Assets                   9,777,531         10,600,029         10,979,681
          --------------------                 -----------        -----------        -----------




Property, Plant and Equipment
-----------------------------
  Land                                             226,738            226,738            199,611
  Buildings                                      1,541,245          1,541,245          1,410,141
  Machinery and Equipment                        4,037,029          3,953,541          3,921,952
                                               -----------        -----------        -----------
                                                 5,805,012          5,721,524          5,531,704

  Less:  Allowance for Depreciation              3,469,944          3,301,279          3,322,206
                                               -----------        -----------        -----------

          Total Property - Net                   2,335,068          2,420,245          2,209,498
          --------------------                 -----------        -----------        -----------


Other Assets
------------
 Goodwill - Net of Amortization                  1,914,508          1,941,585            220,209
 Deferred Charges - Net of Amortization             62,145             81,095             98,129
 Deposits                                            8,790              4,350              1,750
                                               -----------        -----------        -----------
          Total Other Assets                     1,985,443          2,027,030            320,088
          ------------------                   -----------        -----------        -----------



          Total Assets                         $14,098,042        $15,047,304        $13,509,267
          ============                         ===========        ===========        ===========


NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.






                                      (3)

                                                                       FORM 10-Q


                                                                                     December 31,   September 30,   December 31,
                                                                                        1998             1998          1997
                                                                                     -----------     -----------    -----------
                                                                                     (Unaudited)        (Note)      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
  Short-term Financing                                                                $         -     $         -    $         -
  Current Portion of Long-term Debt                                                       149,959         161,762         63,550
  Trade Accounts Payable                                                                  355,830         656,302        487,425
  Accrued Payroll & Related Expenses                                                      453,092         604,639        351,840
  Dividends Declared                                                                      179,963               -        119,625
  Accrued Expenses                                                                        196,817         196,903         91,137
  Customer Deposits                                                                             -               -         83,249
  Accrued Income Taxes                                                                          -         162,288        246,743
                                                                                      -----------     -----------    -----------
         Total Current Liabilities                                                      1,335,661       1,781,894      1,443,569
         -------------------------                                                    -----------     -----------    -----------


Deferred Income Taxes                                                                     165,000         165,000        174,000
---------------------                                                                 -----------     -----------    -----------



Long-term Debt                                                                            466,483         549,475        106,828
--------------                                                                        -----------     -----------    -----------


Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares; 744,884 shares outstanding (742,884 shares at
    September 30, 1998 and 740,984 shares at December 31, 1997) excluding
    9,586 shares in treasury                                                              744,884         742,884        740,984

  Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares
    in treasury                                                                           454,866         454,866        454,866
  Contributed Capital                                                                     948,803         943,803        926,603
  Retained Earnings                                                                     9,982,345      10,409,382      9,662,417
                                                                                      -----------     -----------    -----------

           Total Stockholders' Equity                                                  12,130,898      12,550,935     11,784,870
           --------------------------                                                 -----------     -----------    -----------

           Total Liabilities and
           Stockholders' Equity                                                       $14,098,042     $15,047,304    $13,509,267
           =====================                                                     ===========     ===========    ===========





                                      (4)

                              HICKOK INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

                                                    1998                1997
                                                -----------         -----------

Cash Flows from Operating Activities:
  Cash received from customers                  $ 3,882,638         $ 5,127,864
  Cash paid to suppliers and employees           (4,509,803)         (4,717,681)
  Interest paid                                     (46,731)             (8,468)
  Interest received                                  15,033              33,772
  Income taxes (paid) refunded                      155,212            (227,657)
                                                -----------         -----------


     Net Cash Provided by (used in)
         Operating Activities                      (503,651)            207,830


Cash Flows from Investing Activities:
  Capital expenditures                              (83,488)           (108,079)
  Decrease (Increase) in deposits                    (4,440)              2,600
                                                -----------         -----------

     Net Cash Used in
         Investing Activities                       (87,928)           (105,479)


Cash Flows from Financing Activities:
  Decrease in short-term financing                  (11,803)                  -
  Decrease in long-term financing                   (82,992)            (20,273)
  Sale of Class A shares under option                 5,850                   -
                                                -----------         -----------

     Net Cash Used in
         Financing Activities                       (88,945)            (20,273)

Net Increase (decrease) in cash and
  cash equivalents                                 (680,523)             82,078


Cash and cash equivalents at beginning
  of year                                         1,593,314           2,668,345
                                                -----------         -----------


Cash and cash equivalents at end
  of first quarter                              $   912,791         $ 2,750,423
                                                ===========         ===========



See Notes to Consolidated Financial Statements.





                                      (5)

                                                                       FORM 10-Q




                                                       1998              1997
                                                    ---------         ---------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                                 $(247,074)        $ 287,435

  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                   214,691           215,455
      Non-cash compensation charge related
          to stock options                              1,150                 -
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                                68,212           322,848
        Decrease (Increase) in inventories            (52,181)          (87,370)
        Decrease (Increase) in prepaid
             expenses                                 (55,868)          (36,226)
        Decrease in refundable
             income taxes                             181,812                 -
        Increase (Decrease) in trade
             accounts payable                        (300,472)         (169,860)
        Increase (Decrease) in accrued
             payroll and related expenses            (151,547)          (70,932)
        Increase (Decrease) in accrued
             expenses                                     (86)         (194,863)
        Increase (Decrease) in accrued
             income taxes                            (162,288)          (58,657)
                                                    ---------         ---------

          Total Adjustments                          (256,577)          (79,605)
                                                    ---------         ---------

          Net Cash Provided by (used in)
            Operating Activities                    $(503,651)        $ 207,830
                                                    =========         =========









                                      (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                DECEMBER 31, 1998

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

2.       Inventories
         -----------

         Inventories are valued at the lower of cost or market and consist of the following:

                           December 31,      Sept. 30,    December 31,
                              1998              1998          1997
                           -----------      -----------   -----------

         Components        $ 3,215,256      $ 3,249,619   $ 2,688,652
         Work-in-Process     1,464,795        1,440,624     1,097,120
         Finished Product    1,264,219        1,201,846     1,185,999
                           -----------      -----------   -----------

                           $ 5,944,270      $ 5,892,089   $ 4,971,771
                           ===========      ===========   ===========

3.       Capital Stock, Treasury Stock, Contributed Capital and Stock Options
         --------------------------------------------------------------------

         Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 114,600 Class A shares were outstanding at December 31, 1998 (97,600 shares at September 30, 1998 and 102,400 shares at December 31, 1997) at prices ranging from $2.925 to $17.25 per share. Options for 23,000 shares and 24,000 shares were granted during the three month period ended December 31, 1998 and December 31, 1997 respectively, at a price of $7.125 and $10.50 per share respectively, all options are exercisable.





                                      (7)

                                                                       FORM 10-Q


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


         During the first quarter period ended December 31, 1998, options for 2,000 Class A shares were exercised at $2.925 per share resulting in non-cash compensation to the optionee of $1,150. During the first quarter period ended December 31, 1997 no options were exercised. Options for 4,000 shares of Class A shares were cancelled during the three month period ended December 31, 1998.

         No other options were granted, exercised or cancelled during the periods presented under the Employee Plans.

         The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 30,000 Class A shares were outstanding at December 31, 1998 (30,000 shares at September 30, 1998 and 24,000 shares at December 31, 1997) at prices ranging from $8.50 to $18.00 per share. All outstanding options under Directors Plans become fully exercisable on February 25, 2001.

         Unissued shares of Class A common stock (599,466 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

         The Company declared a $.15 per share special dividend on its Class A and Class B common shares on December 9, 1998 payable January 22, 1999 to shareholders of record January 4, 1999. A special dividend of $.10 per share on Class A and Class B common shares, payable January 23, 1998 to shareholders of record January 5, 1998, was declared on December 11, 1997.






                                      (8)

                                                                       FORM 10-Q


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued


4.       Earnings per Common Share
         -------------------------

         Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

                                               Three Months Ended
                                                  December 31,
                                         ----------------------------
                                              1998             1997
                                         -----------      -----------
          BASIC EARNINGS PER SHARE
          Income (Loss) available
            to common stockholders       $  (247,074)     $   287,435

          Shares denominator               1,198,424        1,195,850

          Per share amount               $      (.21)     $       .24
                                         ===========      ===========

          EFFECT OF DILUTIVE
            SECURITIES
          Average shares
            outstanding                    1,198,424        1,195,850
          Stock options                          -             16,304
                                         -----------      -----------
                                           1,198,424        1,212,154

          DILUTED EARNINGS PER SHARE
          Income (Loss) available
            to common stockholders       $  (247,074)     $   287,435

          Per share amount               $      (.21)     $       .24
                                         ===========      ===========


         Options to purchase 144,600 and 63,600 shares of common stock during the first quarter of fiscal 1999 and the first quarter of fiscal 1998, respectively, at prices ranging from $8.31 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.









                                      (9)

                                                                       FORM 10-Q

5.       Purchase
         --------

         On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. for $2,221,302 which has been accounted for under the purchase method of accounting. The purchase consisted of accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company also recorded as goodwill closing costs related to the purchase ($205,216) and the present value of a five year earn out contract ($585,892). Goodwill is being amortized over 20 years.

         Pro forma effects of the Waekon Industries, Inc. purchase on fiscal 1998 operations were reported in the Company's 10K Annual Report for the fiscal year ended September 30, 1998. Pro forma effects of the Waekon Industries, Inc. purchase on operations for the three months ended December 31, 1997 were reported in Unaudited Consolidated Pro Forma Condensed Financial Statements included with Form 8-K/A dated February 17, 1998. The following pro forma data summarizes the results of operations of the Company for the twelve months ended September 30, 1998 and for the three months ended December 31, 1997, assuming Waekon was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Waekon's accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense.

                                        Twelve Months         Three Months
                                             Ended                Ended
                                      September 30, 1998   December 31, 1997
                                      ------------------   -----------------


          Net Sales                       $22,809,660          $ 6,331,783
                                          ===========          ===========


          Net Income                      $ 1,118,606          $   364,043
                                          ===========          ===========


          Net Income per Common Share     $       .93          $       .30
                                          ===========          ===========



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





                                      (10)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 1998 through December 31, 1998)
         Fiscal 1999 Compared to First Quarter Fiscal 1998
--------------------------------------------------------------------------------

Product sales for the quarter ended December 31, 1998 were $3,522,567 versus $4,572,810 for the quarter ended December 31, 1997. The 23% reduction in product sales during the current quarter was volume related due primarily to a $733,000 reduction in shipments of fastening systems products. There was also a $106,000 reduction in shipments of indicator products and a $126,000 decrease in shipments of automotive diagnostic products. Hickok anticipates that the current level of product sales will increase approximately 30% during the remainder of the fiscal year based on an increase in shippable backlog at December 31, 1998 and on an anticipated increase in the order rate for existing products and, to a lesser extent, for new products, primarily automotive products for the aftermarket.

Service sales for the quarter ended December 31, 1998 were $291,859 versus $232,206 for the quarter ended December 31, 1997. The increase was both volume and price related applicable to chargeable repairs. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of products sold in the first quarter of fiscal 1999 was $2,113,661 or 60.0% of sales as compared to $2,544,998 or 55.7% of sales in the first quarter of fiscal 1998. This increase in the cost of products sold percentage was primarily due to a change in product mix caused by an increase in automotive product sales to the aftermarket versus automotive product sales to original equipment manufacturers. The current cost of products sold percentage is anticipated to improve several percentage points during the balance of the fiscal year due to a change in product mix and to an improvement in manufacturing efficiency.

Cost of services sold in the first quarter of fiscal 1999 was $181,318 or 62.1% of sales as compared to $188,053 or 81.0% of sales in the first quarter of fiscal 1998. This improvement in the cost of services sold percentage is primarily due to price increases initiated in fiscal 1998.

Product development expenses were $675,937 in the first quarter of fiscal 1999 or 19.2% of product sales as compared to $753,515 or 16.5% of product sales in the first quarter of fiscal 1998. The percentage increase was due to a 23% decrease in the level of product sales. Actual product development expenses were reduced by $77,578 in the current quarter due to lower expenditures on new products nearing the end of development. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $1,239,575 or 32.5% of total sales versus $898,272 or 18.7% of total sales for the same period a year ago. The dollar increase is primarily due to marketing and administrative expenses directly or indirectly applicable to Waekon Corporation which was acquired in February, 1998. Expense reductions have been implemented effective with the second quarter of fiscal 1999 which will reduce these expenses by approximately 3% per quarter for the remainder of the fiscal year.

Interest expense was $17,913 in the first quarter of fiscal 1999, which compares with $8,468 in the first quarter of fiscal 1998. This was due to the increase in long-term debt applicable to the Waekon acquisition in February, 1998.




                                      (11)

                                                                       FORM 10-Q

Other income decreased by $22,821 or 51% during the first quarter of fiscal 1999 due to a reduction in interest income on short term investments caused by the use of cash as the primary use of funds for the Waekon acquisition.

There was a net loss of $247,074 in the first quarter of fiscal 1999 which compares with net income of $287,435 in the first quarter of fiscal 1998. The change was due primarily to a $990,590 reduction in sales and a $341,303 increase in operating expenses.

Unshipped customer orders as of December 31, 1998 were $3,148,000 versus $2,148,000 at December 31, 1997. The $1,000,000 increase in backlog is due to higher orders for indicator products, automotive aftermarket products, and fastening systems products on an almost equal basis. Approximately two-thirds of this backlog increase will be shipped in fiscal 1999.


                        Liquidity and Capital Resources
                        -------------------------------

Total current assets were $9,777,531, $10,600,029 and $10,979,681 at December 31, 1998, September 30, 1998 and December 31, 1997, respectively. The decrease from December to December is primarily due to a $1,837,632 decrease in cash and cash equivalents offset by a $972,499 increase in inventory. The reduction in cash was due to the acquisition of Waekon Industries in February, 1998. The increase in inventory is also due to the Waekon acquisition. The decrease in current assets since September, 1998 is primarily due to a reduction in cash of $680,523 which was used to reduce current trade payables, payroll related accruals, and tax accruals.

Working capital as of December 31, 1998 amounted to $8,441,870. This compares to $9,536,112 a year earlier. The decrease was due to the use of cash to acquire Waekon Industries and to fund capital expenditures for the 12 month period, both net of earnings retention. Current assets were 7.3 times current liabilities and total cash and receivables were 2.7 times current liabilities. These ratios compare to 7.6 and 4.0, respectively, at December 31, 1997.

Internally generated funds during the three months ended December 31, 1998 were a negative $503,651 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $83,488 and long-term debt payments of $94,795. The shortfall was made up by a reduction in cash and cash equivalents. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1999.

Shareholders' equity during the three months ended December 31, 1998 decreased by $420,037 resulting primarily from a $247,074 net loss and an accrual of $179,963 for a dividend declared.

The Company has a credit agreement with its financial lender that provides for a revolving credit facility of $5,000,000 at December 31, 1998. The agreement expires at the end of February, 1999 and provides for interest at the prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants. The Company is in the annual process of renewing its credit arrangement with its financial lender. Although no assurance can be given, management of the Company believes that a renewal may be obtained on terms which are similar to its current credit facility.


                                      (12)

                                                                       FORM 10-Q
                         Year 2000 Readiness Disclosure
                         ------------------------------

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

Substantial progress has also been made on the Company's review of non-information technology systems and on the readiness of key third parties. The review is expected to be completed by mid fiscal 1999. Based on assessment efforts to date, the Company does not believe that the Year 2000 issue applicable to these two areas will have a material adverse effect on the Company's business and operating results. This assessment is based on certain assumptions and expectations, primarily the ability of third parties to remediate their own Year 2000 issues. Unexpected and significant compliance problems in this area could result in a material adverse effect on the Company's business and operating results. Though the Company does not expect a material adverse impact on operations, contingency plans are under development and are expected to be completed by mid 1999. Such plans primarily involve the use of alternative suppliers and transportation vendors.

Costs associated with the Company's assessment and remediation of Year 2000 issues are not expected to be material in fiscal 1999.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

Not Applicable.

                                      (13)

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

a) The following exhibits are included herein: (11) Statement re: Computation of earnings per share. (27) Financial Data Schedule

b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     February 16, 1999                        HICKOK INCORPORATED
         -----------------                        -------------------
                                                      (Registrant)




                                       /s/ E. T. Nowakowski
                                       --------------------
                                       E. T. Nowakowski, Chief Financial Officer









                                      (14)