Form 10-Q
period 1999-03-31
HICKOK INC
filed 1999-05-17
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____ .

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


                                                          YES  X    NO
                                                             ----     ----

       AS OF MAY 17, 1999, 744,884 HICKOK INCORPORATED CLASS A COMMON SHARES AND 454,866 CLASS B COMMON SHARES WERE OUTSTANDING.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                  Three months ended           Six months ended
                                       March 31                     March 31
                             --------------------------    ---------------------------
                                 1999          1998           1999            1998
                             -----------    -----------    -----------    ------------

Net Sales
  Product Sales              $ 4,229,911    $ 5,640,522    $ 7,752,478    $10,213,332
  Service Sales                  350,762        363,983        642,621        596,189
                             -----------    -----------    -----------    -----------

    Total Net Sales            4,580,673      6,004,505      8,395,099     10,809,521

Costs and Expenses:
  Cost of Product Sold         2,662,524      3,156,124      4,776,185      5,701,122
  Cost of Service Sold           254,135        189,893        435,453        377,946
  Product Development            682,594        756,138      1,358,531      1,509,653
  Operating Expenses           1,338,261      1,075,675      2,577,836      1,973,947
  Interest Charges                15,397         10,882         33,310         19,350
    Other Income                 (13,730)       (42,227)       (35,634)       (86,952)
                             -----------    -----------    -----------    -----------
                               4,939,181      5,146,485      9,145,681      9,495,066
                             -----------    -----------    -----------    -----------
  Income (Loss) before
    Income Taxes                (358,508)       858,020       (750,582)     1,314,455

Income (Recovery of)
  Income Taxes                  (132,700)       317,400       (277,700)       486,400
                             -----------    -----------    -----------    -----------

  Net Income (Loss)          $  (225,808)   $   540,620    $  (472,882)   $   828,055
                             ===========    ===========    ===========    ===========


Earnings per Common Share:
--------------------------

  Net Income (Loss)          $      (.18)   $       .45    $      (.39)   $       .69
                             ===========    ===========    ===========    ===========


Earnings per Common Share
  Assuming Dilution:
  ------------------

  Net Income (Loss)          $      (.18)   $       .44    $      (.39)   $       .68
                             ===========    ===========    ===========    ===========


Dividends per Share          $       .15    $       .10    $       .15    $       .10
                             ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.





                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                            March 31,    September 30,  March 31,
                                              1999           1998         1998
                                           -----------   -------------  ----------
                                           (Unaudited)      (Note)     (Unaudited)
Assets
Current Assets
  Cash and Cash Equivalents                $   562,607   $ 1,593,314   $   330,125
  Trade Accounts Receivable - Net            2,679,770     2,698,012     4,241,175
  Inventories                                5,790,256     5,892,089     5,383,775
  Prepaid and Deferred Expenses                268,752       234,802       303,202
  Refundable Income Taxes                      171,663       181,812            --
                                           -----------   -----------   -----------

        Total Current Assets                 9,473,048    10,600,029    10,258,287
        --------------------               -----------   -----------   -----------



Property, Plant and Equipment
-----------------------------
  Land                                         226,738       226,738       199,611
  Buildings                                  1,541,245     1,541,245     1,520,940
  Machinery and Equipment                    4,170,802     3,953,541     4,288,026
                                           -----------   -----------   -----------
                                             5,938,785     5,721,524     6,008,577

  Less:  Allowance for Depreciation          3,638,611     3,301,279     3,480,478
                                           -----------   -----------   -----------

          Total Property - Net               2,300,174     2,420,245     2,528,099
          --------------------             -----------   -----------   -----------



Other Assets
------------
  Goodwill - Net of Amortization             1,887,430     1,941,585     1,956,462
  Deferred Charges - Net of Amortization        43,194        81,095       119,892
  Deposits                                       3,226         4,350         1,850
                                           -----------   -----------   -----------

          Total Other Assets                 1,933,850     2,027,030     2,078,204
          ------------------               -----------   -----------   -----------


          Total Assets                     $13,707,072   $15,047,304   $14,864,590
          ============                     ===========   ===========   ===========


NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.




                                       (3)

                                                                       FORM 10-Q





                                              March 31,    September 30,  March 31,
                                                1999           1998        1998
                                             -----------   ------------ -----------
                                             (Unaudited)      (Note)    (Unaudited)

Liabilities
-----------
Current Liabilities
-------------------
  Short-term Financing                      $        --   $        --   $   300,000
  Current Portion of Long-Term Debt             134,729       161,762       161,762
  Trade Accounts Payable                        463,519       656,302       568,851
  Accrued Payroll & Related Expenses            457,606       604,639       429,759
  Accrued Expenses                              132,783       196,903        80,740
  Customer Deposits                                  --            --        83,249
  Accrued Income Taxes                               --       162,288       187,143
                                            -----------   -----------   -----------

               Total Current Liabilities      1,188,637     1,781,894     1,781,504
               -------------------------    -----------   -----------   -----------


Deferred Income Taxes                           165,000       165,000       174,000
---------------------                       -----------   -----------   -----------


Long-term Debt                                  448,345       549,475       579,746
--------------                              -----------   -----------   -----------


Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    744,884 shares outstanding(742,884
    shares at September 30, 1998 and
    741,384 shares at March 31, 1998)
    excluding 9,586 shares in treasury          744,884       742,884       741,384

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury         454,866       454,866       454,866
  Contributed Capital                           948,803       943,803       930,053
  Retained Earnings                           9,756,537    10,409,382    10,203,037
                                            -----------   -----------   -----------

               Total Stockholders' Equity    11,905,090    12,550,935    12,329,340
               --------------------------   -----------   -----------   -----------

               Total Liabilities and
               Stockholders' Equity         $13,707,072   $15,047,304   $14,864,590
               ====================         ===========   ===========   ===========



                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (Unaudited)


                                              1999             1998
                                          -------------   -------------

Cash Flows from Operating Activities:
  Cash received from customers            $  8,413,341    $ 10,385,616
  Cash paid to suppliers and employees      (9,013,364)     (9,730,570)
  Interest paid                                (58,781)        (13,810)
  Interest received                             21,548          62,034
  Income taxes (paid) refunded                 124,962        (604,657)
                                          ------------    ------------

     Net Cash Provided by (Used In)
         Operating Activities                 (512,294)         98,613

Cash Flows from Investing Activities:
  Capital expenditures                        (217,261)       (204,852)
  Decrease in deposits                           1,124           2,600
  Payments for business purchased (Net)             --      (2,382,957)
                                          ------------    ------------

     Net Cash Used in Investing
         Activities                           (216,137)     (2,585,209)

Cash Flows from Financing Activities:
  Change in short-term borrowing               (27,033)        300,000
  Decrease in long-term financing             (101,130)        (35,035)
  Sale of Class A shares under option            5,850           3,046
  Dividends paid                              (179,963)       (119,625)
                                          ------------    ------------

        Net Cash Provided By (Used in)
         Financing Activities                 (302,276)        148,386
                                          ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                          (1,030,707)     (2,338,210)

Cash and cash equivalents at beginning
  of year                                    1,593,314       2,668,345
                                          ------------    ------------

Cash and cash equivalents at end
  of second quarter                       $    562,607    $    330,135
                                          ============    ============




See Notes to Consolidated Financial Statements.

                                      (5)

                                                                       FORM 10-Q





                                                  1999         1998
                                               ----------   ---------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                            $(472,882)   $ 828,055

  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization              429,388      403,881
      Non-cash compensation charge
        related to stock options                   1,150          804
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                           18,242     (423,905)
        Decrease (Increase) in inventories       101,833      219,870
        Decrease (Increase) in prepaid
             expenses                            (33,950)     (69,233)
        Decrease in refundable income
             taxes                                10,149           --
        Increase (Decrease) in trade
             accounts payable                   (192,783)    (487,524)
        Increase (Decrease) in accrued
             payroll and related expenses       (147,033)     (29,818)
        Increase (Decrease) in accrued
             expenses                            (64,120)    (225,260)
        Increase (Decrease) in accrued
             income taxes                       (162,288)    (118,257)
                                               ---------    ---------
          Total Adjustments                      (39,412)    (729,442)
                                               ---------    ---------

          Net Cash Provided by (Used In)
            Operating Activities               $(512,294)   $  98,613
                                               =========    =========

   Non-Cash Financing Activity:
   ----------------------------

         Earn Out Payable                      $      --    $ 585,892
                                               =========    =========




                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1999

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

2.    Inventories
      -----------

      Inventories are valued at the lower of cost or market and consist of the following:


                                      March 31,             Sept. 30,              March 31,
                                        1999                  1998                   1998
                                     -----------           -----------           -----------

      Components                     $ 3,287,010           $ 3,249,619           $ 3,222,469
      Work-in-Process                  1,325,117             1,440,624             1,236,267
      Finished Product                 1,178,129             1,201,846               925,039
                                     -----------           -----------           -----------

                                     $ 5,790,256           $ 5,892,089           $ 5,383,775
                                     ===========           ===========           ===========

3.    Capital Stock, Treasury Stock, Contributed Capital and Stock Options
      --------------------------------------------------------------------

       Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 113,600 Class A shares were outstanding at March 31, 1999 (97,600 shares at September 30, 1998 and 99,900 shares at March 31, 1998) at prices ranging from $2.925 to $17.25 per share. Options for 23,000 shares and 24,000 shares were granted during the three month period ended December 31, 1998 and December 31, 1997 respectively, at a price of $ 7.125 and $10.50 per share respectively, and all options are exercisable.


                                       (7)

                                                                       FORM 10-Q

       During the second quarter period ended March 31, 1999, no options were exercised. During the second quarter period ended March 31, 1998, options for 400 Class A shares were exercised at a price of 6.92 to $8.31 per share resulting in non-cash compensation to the optionee of $804. During the first quarter period ended December 31, 1998, options for 2,000 Class A shares were exercised at $2.925 per share resulting in non-cash compensation to the optionee of $1,150. During the first quarter period ended December 31, 1997 no options were exercised. Options for 1,000 shares and 4,000 shares were cancelled during the three month periods ended March 31, 1999 and December 31, 1998 respectively. Options for 2,100 shares of Class A shares were cancelled during the three month period ended March 31, 1998.

       No other options were granted, exercised or cancelled during the three or six month periods presented under the Employee Plans.

       The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 36,000 Class A shares were outstanding at March 31, 1999 (30,000 shares at September 30, 1998 and March 31, 1998) at prices ranging from $7.125 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 1999 and March 31, 1998, at a price of $7.125 and $12.25 per share respectively. Options for 6,000 Class A shares expired during the three month period ended March 31, 1999. All outstanding options under the Directors Plans become fully exercisable on February 25, 2002.

       Unissued shares of Class A common stock (604,466 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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



                                       (8)

                                                                       FORM 10-Q

4.    Earnings per Common Share
      -------------------------

      Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:


                                 Three Months Ended            Six Months Ended
                                      March 31,                   March 31,
                             --------------------------   --------------------------
                                 1999           1998          1999          1998
                             ------------   -----------   ------------   -----------
BASIC EARNINGS PER SHARE
Income (Loss) available
  to common stockholders     $  (225,808)   $   540,620   $  (472,882)   $   828,055

Shares denominator             1,199,750      1,196,108     1,199,080      1,195,978

Per share amount             $      (.18)   $       .45   $      (.39)   $       .69
                             ===========    ===========   ===========    ===========

EFFECT OF DILUTIVE
  SECURITIES
Average shares
  outstanding                  1,199,750      1,196,108     1,199,080      1,195,978
Stock options                         --         29,621            --         25,636
                             -----------    -----------   -----------    -----------
                               1,199,750      1,225,729     1,199,080      1,221,614

DILUTED EARNINGS PER SHARE
Income (Loss) available
  to common stockholders     $  (225,808)   $   540,620   $  (472,882)   $   828,055

Per share amount             $      (.18)   $       .44   $      (.39)   $       .68
                             ===========    ===========   ===========    ===========


       Options to purchase 149,600 and 37,350 shares of common stock during the second quarter of fiscal 1999 and the second quarter of fiscal 1998, respectively, at prices ranging from $8.31 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

       During the six month period of fiscal 1999 and the six month period of fiscal 1998 options to purchase 149,600 and 68,100 shares of common stock, respectively, at prices ranging from $8.31 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.




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


       Pro forma effects of the Waekon Industries, Inc. purchase on fiscal 1998 operations were reported in the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1998. Pro forma effects of the Waekon Industries, Inc. purchase on operations for the three months ended December 31, 1997 were reported in Unaudited Consolidated Pro Forma Condensed Financial Statements included in the Company's Form 8K dated February 17, 1998. The following pro forma data summarizes the results of operations of the Company for the twelve months ended September 30, 1998 and for the six months ended March 31, 1998, assuming Waekon was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Waekon's accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense.


                                      Twelve Months           Six Months
                                          Ended                  Ended
                                    September 30, 1998       March 31, 1998
                                   ------------------       --------------

         Net Sales                     $22,809,660            $12,850,819
                                       ===========            ===========


         Net Income                    $ 1,118,606            $   912,261
                                       ===========            ===========


         Net Income per Common Share   $       .93            $       .76
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



                                      (10)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations, Second Quarter (January 1, 1999 through March 31,1999
               Fiscal 1999 Compared to Second Quarter Fiscal 1998

--------------------------------------------------------------------------------

Product sales for the quarter ended March 31, 1999 were $4,229,911 versus $5,640,522 for the quarter ended March 31, 1998. The 25.0% decrease in product sales in the current quarter is volume related and due primarily to a $842,000 decrease in automotive diagnostic sales to the OEM market and a $427,000 decrease in fastening system sales. The reduction in fastening system sales is cyclical and due to a lack of orders for large networked systems. The reduction in automotive diagnostic sales to the OEM market was anticipated and was expected to be made up by sales to Tier 1 suppliers to the larger OEM's. The company anticipates that the level of product sales experienced in the second quarter is expected to increase in the third and fourth quarters of the fiscal year based on current quote and order levels within the company's major product classes.

Service sales for the quarter ended March 31, 1999 were $350,762 versus $363,983 for the quarter ended March 31, 1998. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 1999 was $2,662,524 or 62.9% of product sales as compared to $3,156,124 or 56.0% of product sales in the second quarter of 1998. This increase in the cost of product sold percentage was due primarily to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket represented a larger proportion of total product sales. The current cost of products sold percentage is anticipated to decrease slightly during the balance of the fiscal year due to a change in product mix and improved plant utilization.

Cost of service sold for the quarter ended March 31, 1999 was $254,135 or 72.4% of service sales as compared to $189,893 or 52.2% of service sales in the quarter ended March 31, 1998. The increase was due to higher material costs due to a change in product mix.

Product development expenses were $682,594 in the second quarter of fiscal 1999 or 16.1% of product sales as compared to $756,138 or 13.4% of product sales in the second quarter of fiscal 1998. The percentage increase is due to a 25% decrease in product sales. The level of expenditures incurred during the second quarter of fiscal 1999 is expected to continue in the last two quarters of fiscal 1999.

Operating expenses in the most recent quarter were $1,338,261 or 29.2% of total sales versus $1,075,675 or 17.9% of total sales for the same period a year ago. Most of the dollar increase represents marketing and administrative expenses for Waekon Industries which was acquired on February 17, 1998. The current level of operating expenses is anticipated to decrease slightly in the third and fourth quarters of the fiscal year due to cost containment.




                                      (11)

                                                                       FORM 10-Q


Interest expense was $15,397 in the second quarter of fiscal 1999, as compared to $10,882 in the second quarter of fiscal 1998. This increase was due primarily to an increase in long term debt associated with the Waekon acquisition on February 17, 1998. The current level of interest expense will continue for the remainder of fiscal 1999.

Other income of $13,730 decreased $28,497 compared with the same quarter last year due primarily to a decrease in interest income caused by a lower level of short-term cash investments.

The net loss in the second quarter of fiscal 1999 was $225,808 as compared with net income of $540,620 in fiscal 1998. This change was due to a decrease in automotive diagnostic sales to the OEM market and a decrease in fastening systems sales of large networked systems. In addition, there was a reduction in gross product margin due to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket represented a larger proportion of total product sales.

Unshipped customer orders as of March 31, 1999 were $3,861,000 versus $3,252,000 at March 31, 1998. The primary reason for the increase reflects higher orders for fastening systems products. Most of the increase, however, will not be shipped until early fiscal 2000 per customer request.

             Results of Operations, Six Months Ended March 31, 1999
                   Compared to Six Months Ended March 31, 1998
             ------------------------------------------------------

Product sales for the six months ended March 31, 1999 were $7,752,478 versus $10,213,332 for the same period in fiscal 1998. The decrease is volume related due primarily to a $806,000 decrease in sales of automotive diagnostic products and a $1,161,000 decrease in fastening systems sales. Fastening systems sales are down due to a lack of orders for large networked systems. The reduction in automotive diagnostic sales, specifically sales to the OEM market, occurred in the second quarter and was anticipated to be made up by sales to Tier 1 suppliers to the larger automotive OEM's. The current level of product sales is anticipated to increase modestly over the last six months of the fiscal year based on current quote and order levels within the Company's major product classes.

Service sales for the six months ended March 31, 1999 were $642,621 compared with $596,189 for the same period in fiscal 1998. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $4,776,185 or 61.6% of product sales as compared to $5,701,122 or 55.8% of product sales for the six months ended March 31, 1998. This increase in the cost of product sold percentage was due to a change in product mix that occurred primarily in the second quarter of the fiscal year as sales of lower margin automotive diagnostic products to the aftermarket represented a larger proportion of total product sales. The cost of products sold percentage should decrease slightly in the second half of the fiscal year due to a change in product mix and improved plant utilization.





                                      (12)

                                                                       FORM 10-Q


Cost of service sold was $435,453 or 67.8% of service sales compared with $377,946 or 63.4% of service sales for the six months ended March 31, 1998.

Product development expenses were $1,358,531 or 17.5% of product sales as compared to $1,509,653 or 14.8% of product sales for the six months ended March 31, 1998. The percentage increase is due to a 24% decrease in product sales. The current level of product development expenditures is expected to continue in the second half of the fiscal year.

Operating expenses were $2,577,836 for the six months ended March 31, 1999 or 30.7% of total sales versus $1,973,947 or 18.3% of total sales for the six months ended March 31, 1998. Most of the dollar increase represents marketing and administration expenses for Waekon Industries which was acquired on February 17, 1998.

Interest expense was $33,310 for the six months ended March 31, 1999, and $19,350 for the same period in 1998. This increase was due to an increase in long term debt associated with the Waekon acquisition on February 17, 1998. The current level of interest expense will continue for the remainder of fiscal 1999.

Other income of $35,634 decreased $51,318 compared with the same period last year due primarily to a decrease in interest income caused by a reduced level of short-term cash investments.

The net loss for the six months ended March 31, 1999 was $472,882 compared with net income of $828,055 for the six months ended March 31, 1998. The change was due primarily to a decrease in automotive diagnostic sales to the OEM market and a decrease in fastening systems sales of large networked systems. In addition, there was a reduction in gross product margin due to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket represented a larger proportion of total product sales.


                         Liquidity and Capital Resources
                         -------------------------------

Total current assets were $9,473,048, $10,600,029 and $10,258,287 at March 31,
1999, September 30, 1998 and March 31, 1998, respectively. The decrease from March to March was due primarily to a reduction in accounts receivable and due to lower sales in the current quarter versus the comparable period a year ago. Between September, 1998 and March, 1999 current assets dropped by approximately $1,100,000 due primarily to a decrease in cash and cash equivalents.
Cash was used to fund operations, capital expenditures and dividend payments.

Working capital as of March 31, 1999 amounted to $8,284,411. This compares to $8,476,783 a year earlier. Current assets were 8.0 times current liabilities and total cash and receivables were 2.7 times current liabilities. These ratios compare to 5.8 and 2.6, respectively, at March 31, 1998.



                                      (13)

                                                                       FORM 10-Q


Internally generated funds were a negative $512,294 during the six months ended March 31, 1999 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $217,261 and long-term debt payments of $101,130. The shortfall was made up by a comparable decrease in cash and cash equivalents. Management of the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1999.

Shareholders' equity during the six months ended March 31, 1999 decreased by $645,845 ($.54 per share) resulting primarily from a net loss of $472,882 plus a $179,963 payment of dividends.

In February 1999, the Company renewed its credit agreement with its financial lender. The agreement expires in February, 2000 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.

                         Year 2000 Readiness Disclosure
                          -----------------------------

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

Substantial progress has also been made on the Company's review of non-information technology systems and on the readiness of key third parties. The review is essentially complete and will be finalized by July 1, 1999. Based on assessment efforts to date, the Company does not believe that the Year 2000 issue applicable to these two areas will have a material adverse effect on the Company's business and operating results. This assessment is based on certain assumptions and expectations, primarily the ability of third parties to remediate their own Year 2000 issues. Unexpected and significant compliance problems in this area could result in a material adverse effect on the Company's business and operating results. The Company's most likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of the Company to process orders and to deliver product to customers in a timely manner. Though the Company does not expect a material adverse impact on operations, contingency plans are essentially completed and will be finalized by July 1, 1999. Such plans primarily involve the use of alternative suppliers and transportation vendors.

Costs associated with the Company's assessment and remediation of Year 2000 issues are not expected to be material in fiscal 1999. The Company has used cash and cash equivalents to fund such costs.

                                        (14)

                                                                       FORM 10-Q

                           Forward-Looking Statements
                           ---------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the Company's reliance on large orders to generate product sales, (c) the Company's ability to make the transition from serving primarily OEM customers to serving smaller and more diffuse customers in the automotive aftermarket, (d) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (e) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (f) the ability of significant third parties with whom the Company does business to provide products and services in the Year 2000 and beyond.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on February 24, 1999, the following individuals were elected to the Board of Directors:


                                              Votes For        Votes Withheld
                                              ---------        --------------

   Thomas H. Barton                           1,836,262             5,758
   Robert L. Bauman                           1,837,662             4,358
   Harry J. Fallon                            1,836,262             5,758
   T. Harold Hudson                           1,837,662             4,358
   George S. Lockwood, Jr.                    1,835,262             6,758
   Michael L. Miller                          1,837,662             4,358
   Janet H. Slade                             1,831,662            10,358


For information on how the votes have been tabulated for the above matter, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on February 24, 1999.



                                      (15)

                                                                       FORM 10-Q

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

a) The following exhibits are included herein: (10) Second Amendment to Loan Agreement, dated February 26, 1999 by and between the Company and Huntington National Bank. (11) Statement re: Computation of earnings per share. (27) Financial Data Schedule

b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     May 17, 1999                             HICKOK INCORPORATED
         ------------                                 (Registrant)




                                       /s/ E. T. Nowakowski
                                       --------------------
                                       E. T. Nowakowski, Chief Financial Officer




                                      (16)