Form 10-Q
period 1999-06-30
HICKOK INC
filed 1999-08-16
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____ .

COMMISSION FILE NO. 0-147



                               HICKOK INCORPORATED
       -----------------------------------------------------------------
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

       AS OF AUGUST 16, 1999, 744,884 HICKOK INCORPORATED CLASS A COMMON SHARES AND 454,866 CLASS B COMMON SHARES WERE OUTSTANDING.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                            Three months ended                             Nine months ended
                                                  June 30,                                      June 30,
                                    -----------------------------------           -----------------------------------
                                        1999                   1998                  1999                    1998
                                    ------------           ------------           ------------           ------------
Net Sales
  Product Sales                     $  4,756,887           $  4,644,415           $ 12,509,365           $ 14,857,747
  Service Sales                          351,966                279,378                994,587                875,567
                                    ------------           ------------           ------------           ------------

    Total Net Sales                    5,108,853              4,923,793             13,503,952             15,733,314

Costs and Expenses:
  Cost of Product Sold                 2,912,228              2,383,197              7,688,413              8,084,319
  Cost of Service Sold                   233,955                266,146                669,408                644,092
  Product Development                    700,178                795,307              2,058,709              2,304,960
  Operating Expenses                   1,230,091              1,390,677              3,807,927              3,364,624
  Interest Charges                        16,504                 20,382                 49,814                 39,732
  Other Income                            (8,199)               (22,956)               (43,833)              (109,908)
                                    ------------           ------------           ------------           ------------
                                       5,084,757              4,832,753             14,230,438             14,327,819
                                    ------------           ------------           ------------           ------------

Income (Loss) before
  Income Taxes                            24,096                 91,040               (726,486)             1,405,495

Income (Recovery of)
  Taxes                                    8,900                 33,600               (268,800)               520,000
                                    ------------           ------------           ------------           ------------

Net Income (Loss)                   $     15,196           $     57,440           $   (457,686)          $    885,495
                                    ============           ============           ============           ============


Earnings per Common Share:
                                                                                                         ------------

  Net Income (Loss)                 $        .01           $        .05           $       (.38)          $        .74
                                    ============           ============           ============           ============


Earning per Common Share
  Assuming Dilution:
  ------------------

  Net Income (Loss)                 $        .01           $        .05           $       (.38)          $        .73
                                    ============           ============           ============           ============

Dividends per Share                 $        .15           $        .10           $        .15           $        .10
                                    ============           ============           ============           ============



See Notes to Consolidated Financial Statements.







                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,           September 30,           June 30,
                                                     1999                 1998                  1998
                                                  -----------         -------------         -----------
                                                  (Unaudited)            (Note)             (Unaudited)
Assets
------
Current Assets
--------------
  Cash and Cash Equivalents                       $   432,848          $ 1,593,314          $ 1,819,806
  Trade Accounts Receivable - Net                   3,641,543            2,698,012            2,210,565
  Inventories                                       5,866,519            5,892,089            5,748,631
  Prepaid and Deferred Expenses                       233,802              234,802              270,476
  Refundable Income Taxes                             162,763              181,812                   --
                                                  -----------          -----------          -----------

         Total Current Assets                      10,337,475           10,600,029           10,049,478
         --------------------                     -----------          -----------          -----------


Property, Plant and Equipment
-----------------------------
  Land                                                226,738              226,738              199,611
  Buildings                                         1,541,245            1,541,245            1,516,940
  Machinery and Equipment                           4,397,330            3,953,541            3,915,168
                                                  -----------          -----------          -----------
                                                    6,165,313            5,721,524            5,631,719

  Less: Allowance for Depreciation                  3,828,477            3,301,279            3,240,463
                                                  -----------          -----------          -----------

         Total Property - Net                       2,336,836            2,420,245            2,391,256
         --------------------                     -----------          -----------          -----------



Other Assets
------------
  Goodwill - Net of Amortization                    1,860,351            1,941,585            1,973,143
  Deferred Charges - Net of Amortization               36,398               81,095              101,388
  Deposits                                              1,850                4,350                1,936
                                                  -----------          -----------          -----------

         Total Other Assets                         1,898,599            2,027,030            2,076,467
         ------------------                       -----------          -----------          -----------

         Total Assets                             $14,572,910          $15,047,304          $14,517,201
         ============                             ===========          ===========          ===========



NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.


See Notes to Consolidated Financial Statements.




                                      (3)

                                                                       FORM 10-Q



                                                                      June 30,           September 30,           June 30,
                                                                        1999                 1998                  1998
                                                                     -----------         -------------         -----------
                                                                     (Unaudited)            (Note)             (Unaudited)
Liabilities
-----------
Current Liabilities
-------------------
  Short-term Financing                                               $   475,000          $        --          $        --
  Current Portion of Long-term Debt                                      134,729              161,762              161,762
  Trade Accounts Payable                                                 693,789              656,302              458,902
  Accrued Payroll & Related Expenses                                     574,644              604,639              423,291
  Accrued Expenses                                                       177,236              196,903              174,615
  Customer Deposits                                                           --                   --               55,110
  Accrued Income Taxes                                                        --              162,288              102,744
                                                                     -----------          -----------          -----------


               Total Current Liabilities                               2,055,398            1,781,894            1,376,424
               -------------------------                             -----------          -----------          -----------



Deferred Income Taxes                                                    165,000              165,000              174,000
---------------------                                                -----------          -----------          -----------

Long-term Debt                                                           432,226              549,475              564,747
--------------                                                       -----------          -----------          -----------

Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares; 744,884 shares outstanding
    (742,884 shares at September 30, 1998 and 742,884
    shares at June 30, 1998) excluding 9,586 shares in
    treasury                                                             744,884              742,884              742,884

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury                                  454,866              454,866              454,866
  Contributed Capital                                                    948,803              943,803              943,803
  Retained Earnings                                                    9,771,733           10,409,382           10,260,477
                                                                     -----------          -----------          -----------

               Total Stockholders' Equity                             11,920,286           12,550,935           12,402,030
               --------------------------                            -----------          -----------          -----------

               Total Liabilities and
               Stockholders' Equity                                  $14,572,910          $15,047,304          $14,517,201
               ====================                                  ===========          ===========          ===========






                                      (4)

                              HICKOK INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                                                  1999                   1998
                                                              ------------           ------------
 Cash Flows from Operating Activities:
  Cash received from customers                                $ 12,560,421           $ 17,340,019
  Cash paid to suppliers and employees                         (13,522,232)           (14,695,138)
  Interest paid                                                    (63,185)               (21,245)
  Interest received                                                 24,252                 77,081
  Income taxes (paid) refunded                                     124,962               (722,657)
                                                              ------------           ------------


     Net Cash Provided by (Used in)
         Operating Activities                                     (875,782)             1,978,060

Cash Flows from Investing Activities:
  Capital expenditures                                            (443,789)              (277,009)
  Decrease in deposits                                               2,500                  2,514
  Proceeds on sale of assets                                            --                 29,257
  Payments for business purchased (Net)                                 --             (2,426,518)
                                                              ------------           ------------

     Net Cash Used in Investing Activities                        (441,289)            (2,671,756)

Cash Flows from Financing Activities:
  Change in short-term borrowing                                   447,967                     --
  Decrease in long-term financing                                 (117,249)               (50,034)
  Sale of Class A shares under option                                5,850                 14,816
  Dividends paid                                                  (179,963)              (119,625)
                                                              ------------           ------------

        Net Cash Provided by (Used in)
         Financing Activities                                      156,605               (154,843)
                                                              ------------           ------------

Net increase (decrease) in cash and cash equivalents            (1,160,466)              (848,539)

Cash and cash equivalents at beginning of year                   1,593,314              2,668,345
                                                              ------------           ------------

Cash and cash equivalents at end of third quarter             $    432,848           $  1,819,806
                                                              ============           ============


See Notes to Consolidated Financial Statements.






                                       (5)

                                                                       FORM 10-Q


                                                        1999                  1998
                                                    -----------           -----------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                                 $  (457,686)          $   885,495

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                     653,129               618,249
      Non-cash compensation charge
        related to stock options                          1,150                 4,284
      Loss (Gain) on disposal of assets                      --                10,759
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                                (943,531)            1,606,705
        Decrease (Increase) in inventories               25,570              (144,986)
        Decrease (Increase) in prepaid
             expenses                                     1,000               (36,507)
        Decrease in refundable income
             taxes                                       19,049                    --
        Increase (Decrease) in trade
             accounts payable                            37,487              (567,473)
        Increase (Decrease) in accrued
             payroll and related expenses               (29,995)              (36,286)
        Increase (Decrease) in accrued
             expenses                                   (19,667)             (159,524)
        Increase (Decrease) in accrued
             income taxes                              (162,288)             (202,656)
                                                    -----------           -----------

          Total Adjustments                            (418,096)            1,092,565
                                                    -----------           -----------

          Net Cash Provided by (Used in)
            Operating Activities                    $  (875,782)          $ 1,978,060
                                                    ===========           ===========

   Non-Cash Financing Activity:
   ----------------------------
        Earn Out Payable                            $        --           $   585,892
                                                    ===========           ===========





                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1999

1.     Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

2.     Inventories

       Inventories are valued at the lower of cost or market and consist of the following:

                                  June 30,           Sept. 30,            June 30,
                                    1999                1998                1998
                                 ----------          ----------          ----------
       Components                $3,472,175          $3,249,619          $3,136,971
       Work-in-Process            1,107,173           1,440,624           1,336,227
       Finished Product           1,287,171           1,201,846           1,275,433
                                 ----------          ----------          ----------

                                 $5,866,519          $5,892,089          $5,748,631
                                 ==========          ==========          ==========

3.     Capital Stock, Treasury Stock, Contributed Capital and Stock Options

       Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 113,600 Class A shares were outstanding at June 30, 1999 (97,600 shares at September 30, 1998 and 98,300 shares at June 30, 1998) at prices ranging from $2.925 to $17.25 per share. Options for 23,000 shares and 24,000 shares were granted during the three month period ended December 31, 1998 and December 31, 1997 respectively, at a price of $ 7.125 and $10.50 per share respectively, and all options are exercisable.




                                       (7)

                                                                       FORM 10-Q

       During the third quarter period ended June 30, 1999, no options were exercised. During the third quarter period ended June 30, 1998, options for 1,500 Class A shares were exercised at a price of $6.92 to $8.31 per share resulting in non-cash compensation to the optionee of $3,480. During the second quarter period ended March 31, 1999, no options were exercised. During the second quarter period ended March 31, 1998, options for 400 Class A shares were exercised at a price of $6.92 to $8.31 per share resulting in non-cash compensation to the optionee of $804. During the first quarter period ended December 31, 1998, options for 2,000 Class A shares were exercised at $2.925 per share resulting in non-cash compensation to the optionee of $1,150. During the first quarter period ended December 31, 1997 no options were exercised. Options for 1,000 shares and 4,000 shares were cancelled during the three month periods ended March 31, 1999 and December 31, 1998 respectively. Options for 2,100 shares of Class A shares were cancelled during the three month period ended March 31, 1998.

       No other options were granted, exercised or cancelled during the three, six or nine month periods under the Employee Plans.

       The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 36,000 Class A shares were outstanding at June 30, 1999 (30,000 shares at September 30, 1998 and June 30, 1998) at prices ranging from $7.125 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 1999 and March 31, 1998, at a price of $7.125 and $12.25 per share respectively. Options for 6,000 Class A shares expired during the three month period ended March 31, 1999. All outstanding options under the Directors Plans become fully exercisable on February 25, 2002.

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





                                      (8)

                                                                       FORM 10-Q

4.     Earnings per Common Share

       Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:


                                                 Three Months Ended                          Nine Months Ended
                                                       June 30,                                   June 30,
                                           --------------------------------          ---------------------------------
                                              1999                 1998                 1999                   1998
                                           -----------          -----------          -----------           -----------
         BASIC EARNINGS PER SHARE
         Income (Loss) available
           to common stockholders          $    15,196          $    57,440          $  (457,686)          $   885,495
         Shares denominator                  1,199,750            1,196,695            1,199,303             1,196,217

         Per share amount                  $       .01          $       .05          $      (.38)          $       .74
                                           ===========          ===========          ===========           ===========

         EFFECT OF DILUTIVE
           SECURITIES
         Average shares
           outstanding                       1,199,750            1,196,695            1,199,303             1,196,217
         Stock options                          13,995               24,440                   --                23,064
                                           -----------          -----------          -----------           -----------
                                             1,213,745            1,221,135            1,199,303             1,219,281
         DILUTED EARNINGS PER SHARE
         Income (Loss) available
            to common stockholders         $    15,196          $    57,440          $  (457,686)          $   885,495

         Per share amount                  $       .01          $       .05          $      (.38)          $       .73
                                           ===========          ===========          ===========           ===========

       Options to purchase 98,400 and 41,250 shares of common stock during the third quarter of fiscal 1999 and the third quarter of fiscal 1998, respectively, at prices ranging from $8.31 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

       For the nine month periods ended June 30, 1999 and 1998 options to purchase 149,600 and 41,250 shares of common stock, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.





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


       Pro forma effects of the Waekon Industries, Inc. purchase on fiscal 1998 operations were reported in the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1998. Pro forma effects of the Waekon Industries, Inc. purchase on operations for the three months ended December 31, 1997 were reported in Unaudited Consolidated Pro Forma Condensed Financial Statements included in the Company's Form 8K dated February 17, 1998. The following pro forma data summarizes the results of operations of the Company for the twelve months ended September 30, 1998 and for the nine months ended June 30, 1998, assuming Waekon was acquired at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to conform Waekon's accounting policies to those of the Company and to reflect purchase accounting adjustments and interest expense.


                                           Twelve Months          Nine Months
                                               Ended                 Ended
                                         September 30, 1998      June 30, 1998
                                         ------------------      -------------
       Net Sales                            $ 22,809,660          $17,774,612
                                            ============          ===========


       Net Income                           $  1,118,606          $   969,701
                                            ============          ===========


       Net Income per Common Share          $        .93          $       .81
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




                                      (10)

                                                                       FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations, Third Quarter (April 1, 1999 through June 30, 1999)
                Fiscal 1999 Compared to Third Quarter Fiscal 1998
   --------------------------------------------------------------------------

Product sales for the quarter ended June 30, 1999 were $4,756,887 versus $4,644,415 for the quarter ended June 30, 1998. The 2.4% increase in product sales in the current quarter is volume related and due entirely to an increase in sales of automotive diagnostic products. The Company anticipates that the current amount of product sales experienced in the third quarter will remain at that level in the fourth quarter.

Service sales for the quarter ended June 30, 1999 were $351,966 versus $279,378 for the quarter ended June 30, 1998. The increase was both volume and price related. The current level of service sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 1999 was $2,912,228 or 61.2% of product sales as compared to $2,383,197 or 51.3% of product sales in the third quarter of 1998. This increase in the cost of product sold percentage was due primarily to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and other markets represented a larger proportion of total product sales. The current cost of products sold percentage is anticipated to decrease slightly during the balance of the fiscal year due to a change in product mix and improved plant utilization.

Cost of service sold for the quarter ended June 30, 1999 was $233,955 or 66.5% of service sales as compared to $266,146 or 95.3% of service sales in the quarter ended June 30, 1998. This decrease in the cost of service sold percentage was due to volume related operating efficiencies. The cost of service sold percentage is expected to remain at the current level in the fourth quarter of the fiscal year.

Product development expenses were $700,178 in the third quarter of fiscal 1999 or 14.7% of product sales as compared to $795,307 or 17.1% of product sales in the third quarter of fiscal 1998. The dollar decrease was due to a reduction in staff, primarily contract engineers, due to a reduction in current development projects. The percentage decrease is due primarily to a 12% decrease in product development expenses. The level of expenditures incurred during the third quarter of fiscal 1999 is expected to continue in the fourth quarter.

Operating expenses in the most recent quarter were $1,230,091 or 24.1% of total sales versus $1,390,677 or 28.2% of total sales for the same period a year ago. The decrease in operating expenses is due primarily to staff reductions. The current level of operating expenses is expected to continue for the balance of the fiscal year.

Interest expense was $16,504 in the third quarter of fiscal 1999, as compared to $20,382 in the third quarter of fiscal 1998. This decrease was due primarily to a reduction in long term debt associated with the Waekon acquisition on February 17, 1998. The current level of interest expense will continue for the remainder of fiscal 1999.





                                      (11)

                                                                       FORM 10-Q


Other income of $8,199 in the current quarter compares with $22,956 in the same quarter last year. The reduction is due to lower interest income on a reduced level of short-term cash investments.

Net income in the third quarter of fiscal 1999 was $15,196 which compared with net income of $57,440 in fiscal 1998. This change was due primarily to a change in gross product margin related to a change in product mix as sales of lower margin automotive diagnostic products and components represented a larger proportion of total product sales.

Unshipped customer orders as of June 30, 1999 were $4,095,000 versus $2,671,000 at June 30, 1998. The increase was primarily due to an increase in orders for automotive diagnostic products ($980,000) and for fastening systems products ($503,000). Almost all of the increase in orders for automotive and fastening products is expected to be shipped in the fourth quarter of fiscal 1999.

             Results of Operations, Nine Months Ended June 30, 1999
                   Compared to Nine Months Ended June 30, 1998
             ------------------------------------------------------

Product sales for the nine months ended June 30, 1999 were $12,509,365 versus $14,857,747 for the same period in fiscal 1998. The decrease is volume related due primarily to a $548,000 decrease in sales of automotive diagnostic products and a $1,346,000 decrease in fastening systems sales. The reduction in fastening systems sales occurred primarily in the first and second quarters of fiscal 1999 and was due to a lack of orders for large networked systems. The reduction in automotive diagnostic sales, specifically sales to the OEM market, occurred in the second quarter of the fiscal year. Despite a recent increase in orders for both fastening systems products and automotive diagnostic products, the combined revenue shortfall for the nine months ended June 30, 1999 is not expected to be recovered during the last quarter of the fiscal year.

Service sales for the nine months ended June 30, 1999 were $994,587 compared with $875,567 for the same period in fiscal 1998. The increase was both volume and price related and occurred in the first and third quarter of the fiscal year.

Cost of product sold was $7,688,413 or 61.5% of product sales as compared to $8,084,319 or 54.4% of product sales for the nine months ended June 30, 1998. This increase in the cost of product sold percentage was due to a change in product mix that occurred primarily in the second and third quarters of the fiscal year as sales of lower margin automotive diagnostic products to the aftermarket and other markets represented a larger proportion of total product sales. The cost of products sold percentage should decrease slightly in the balance of the fiscal year due to change in product mix and improved plant utilization.

Cost of service sold was $669,408 or 67.3% of service sales compared with $644,092 or 73.6% of service sales for the nine months ended June 30, 1998. The reduction in the cost of service sold percentage occurred in the third quarter of the fiscal year and was due to volume related operating efficiencies. The current cost of service sold percentage is expected to remain at that level for the balance of the fiscal year.

Product development expenses were $2,058,709 or 16.5% of product sales as compared to $2,304,960 or 15.5% of product sales for the nine months ended June 30, 1998. The percentage increase is due to a 16% decrease in product sales.



                                      (12)

                                                                       FORM 10-Q


Operating expenses were $3,807,927 for the nine months ended June 30, 1999 or 28.2% of total sales versus $3,364,624 or 21.4% of total sales for the nine months ended June 30, 1998. Most of the dollar increase represents marketing and administrative expenses for Waekon Industries which was acquired on February 17, 1998.

Interest expense was $49,814 for the nine months ended June 30, 1999, and $39,732 for the same period in 1998. This increase was due to additional long-term debt associated with the Waekon acquisition on February 17, 1998.

Other income of $43,833 decreased $66,075 compared with the same period last year due primarily to a decrease in interest income caused by a reduced level of short-term cash investments.

The net loss for the nine months ended June 30, 1999 was $457,686 compared with net income of $885,495 for the nine months ended June 30, 1998. The change was due primarily to a decrease in automotive diagnostic sales to the OEM market and a decrease in fastening systems sales of large networked systems. These reduced sales occurred in the first six months of the fiscal year. In addition, there was a continued reduction in gross product margin due to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and non OEM markets represented a larger proportion of total product sales.

                         Liquidity and Capital Resources
                         -------------------------------

Total current assets were $10,337,475, $10,600,029 and $10,049,478 at June 30,
1999, September 30, 1998 and June 30, 1998, respectively. The increase from June to June was due primarily to an increase in accounts receivable due primarily to higher product sales in the last two months of the current quarter versus the comparable period a year ago. Between September 1998 and June 1999, current assets dropped by approximately $263,000 due to a decrease in cash and cash equivalents. Cash was used to fund operations, capital expenditures, and dividends.

Working capital as of June 30, 1999 amounted to $8,282,077 compared to $8,673,054 a year earlier. Current assets were 5.0 times current liabilities and total cash and receivables were 2.0 times current liabilities. These ratios compare to 7.3 and 2.9, respectively, at June 30, 1998.

Internally generated funds were a negative $875,782 during the nine months ended June 30, 1999 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $443,789 and long term debt payments of $117,249. The shortfall was made up by a comparable decrease in cash and cash equivalents. Management of the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 1999.

Shareholders' equity during the nine months ended June 30, 1999 decreased by $630,649 ($.53 per share) resulting primarily from a net loss of $457,686 plus a $179,963 payment of dividends.

In February 1999, the Company renewed its credit agreement with its financial lender. The agreement expires in February 2000, and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.



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

The Company determined that its primary information systems software and hardware were not Year 2000 compliant and decided to replace non-compliant equipment and software. Training and testing occurred throughout all of fiscal 1998. Installation began in early fiscal 1999 and has been completed. The system is functioning properly.

The Company's review of non-information technology systems and the readiness of key third parties is essentially complete and will be finalized by September 1, 1999. Based on assessment efforts to date, the Company does not believe that the Year 2000 issue applicable to these two areas will have a material adverse effect on the Company's business and operating results. This assessment is based on certain assumptions and expectations, primarily the ability of third parties to remediate their own Year 2000 issues. Unexpected and significant compliance problems in this area, including the failure of key third parties such as suppliers, customers, public utilities and government to complete their year 2000 effort, could result in a material adverse effect on the Company's business and operating results. The Company's most likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of the Company to process orders and to deliver product to customers in a timely manner. Though the Company does not expect a material adverse impact on operations, contingency plans are essentially completed and will be finalized by September 1, 1999. Such plans primarily involve the use of alternative suppliers and transportation vendors.

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



                                      (14)

                                                                       FORM 10-Q

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

b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 16, 1999                          HICKOK INCORPORATED
                                                     (Registrant)


                                       /s/ E. T. Nowakowski
                                       -----------------------------------------
                                       E. T. Nowakowski, Chief Financial Officer








                                      (15)