Form 10-K405
period 1999-09-30
HICKOK INC
filed 1999-12-23
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1999
                           ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   Not Applicable    to     Not Applicable
                               -------------------    --------------------------

Commission file number                            0-147
                       ---------------------------------------------------------
                              HICKOK INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Ohio                                      34-0288470
-------------------------------------     --------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 10514 Dupont Avenue, Cleveland, Ohio                             44108
----------------------------------------------------     -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (216) 541-8060
                                                    ----------------------------

                        Securities registered pursuant to
                            Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Shares, $1.00 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  As of December 10, 1999, the Registrant had 744,884 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 673,207 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 10, 1999, based on the closing price of $6.125 per Class A Common Share on the Nasdaq Small Cap Market, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $4,123,393. There is no trading market in the shares of Class B Common Stock.

                      Documents Incorporated by Reference:


     Part of Form 10-K                       Document Incorporated by Reference
     -----------------                       ----------------------------------
     Part III (Items 10, 11, 12 and 13)      Portions of the Registrant's
                                             Definitive Proxy Statement to be
                                             used in connection with its Annual
                                             Meeting of Shareholders to be held
                                             on February 23, 2000.

         Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 1999.

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

         Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, aircraft, and locomotive with sales to both original equipment manufacturers (OEM's) and to the aftermarket.

         For many years the Company sold precision indicating instruments for aircraft, locomotive and general industrial applications. Within the past ten years the Company has used this expertise to develop and manufacture electronic diagnostic equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment.

         The Company's first major product in the automotive diagnostic market was the New Generation Star ("NGS") tester sold to Ford Motor Company. The product was introduced in the early 1990's and was very successful though it resulted in Hickok becoming very dependent on a single customer. Product and customer diversification efforts were initiated in 1993 to reduce this dependence. Acquisitions were used as the primary solution.

         The Company has made three acquisitions in the last six fiscal years as part of a strategic program to expand both its customer base and its product line utilizing its existing expertise. A new product primarily for the automotive market was added in February, 1994 when the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The fastening business provides computerized equipment to control tools that tighten threaded fasteners on cars, trucks, locomotives and heavy equipment to provide high quality threading applications. General Motors is the primary customer for the Company's fastening systems products. The fastening systems business was fully integrated into Hickok's operations by June, 1994.

         In January, 1996 the Company added new products and customers within the instrumentation area with the acquisition of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The gauge business was fully integrated into Hickok's operations by May, 1996.

         In February, 1998 the Company added new products and customers within the automotive aftermarket with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Waekon manufacturers a variety of testing equipment used by automotive technicians. The Waekon name has become the trademark used by the Company to market its products to the automotive aftermarket.

         The Company's operations are currently concentrated in the United States. Sales are primarily to domestic customers although the Company also makes sales to international customers on a world-wide basis. The Company established international representation in the sales and service area during fiscal 1995.

            Revenue by class of product is shown in the table below.


                                         1999           1998            1997
                                         ----           ----            ----

Automotive Diagnostic Instruments    $13,790,000     $14,374,000     $11,426,000
Automotive Diagnostic Services                 -         212,000       3,406,000
Fastening Systems                      2,071,000       2,923,000       3,796,000
Indicating Instruments                 2,552,000       2,816,000       2,040,000
Other product classes                    414,000         443,000         491,000
                                      ----------      ----------      ----------
                                     $18,827,000     $20,768,000     $21,159,000


Operating Segment Information
-----------------------------

         The Company's operations are combined into two reportable business segments: indicators and gauges and automotive diagnostic tools and equipment. Reference is made to "Segment and Related Information" on pages 16 and 17 of the Independent Auditors' Report, which is incorporated herein by reference, for financial information relating to operating segments.

     Indicators and Gauges
     ---------------------

         For over fifty years the Company has specialized in developing and manufacturing precision indicating instruments used in aircraft, locomotives and other applications. Within the aircraft market, instruments are sold primarily to manufacturers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 14% of the Company's sales for fiscal 1999.

         New product development in fiscal 1999 revolved around the decision to use internal resources to certify the DIGILOG series of instruments with the FAA. This instrument line is a combination analog/digital indicator for the aircraft market which, based on initial customer response, has the potential to provide a 20% sales increase in the indicator business segment in fiscal 2000. Cost of certification is anticipated to be under $50,000.

     Automotive Diagnostic Tools and Equipment
     -----------------------------------------

         In the late 1980's the Company began designing and marketing instruments used to diagnose problems and to support the servicing of automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold direct to Ford dealerships and to the aftermarket using jobbers, wholesalers and wagon distributors. The Company increased its aftermarket business with the acquisition in February, 1998 of Waekon Industries which manufactures a variety of testing equipment used by automotive technicians. The acquisition added new distribution sources and significant new products for the aftermarket. The aftermarket currently accounts for approximately 29% of automotive diagnostic and specialty tool sales as compared with 19% in fiscal 1998. As a whole, automotive diagnostic tools and equipment represented approximately 86% of the Company's sales for fiscal 1999.

         The fastening control system is another automotive product sold by the Company. The product resulted from the acquisition of the fastening systems business from Allen-Bradley in February, 1994. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality threading applications. The equipment, especially large networked systems, has been historically sold primarily to General Motors. With the introduction of new products such as the pulse tool control and Windows based user station software the Company is attempting to expand its customer base to include tool manufacturers and other car, truck and farm equipment manufacturers. A market research study is currently in process to determine the viability of this strategy.

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

         The automotive diagnostic equipment business segment requires a steady flow of new products in order for the segment to grow and prosper. This could consist of entirely new products, upgrading existing products, or simply changes in packaging or design of existing products. During fiscal 1999 the following major products were either in development or were introduced to the market. The Fuel System Analyzer, first introduced in late fiscal 1998, was actively promoted and marketed. The product is used to diagnose fuel delivery problems. The Gas Cap Tester was also introduced and actively promoted. The product provides a rapid and precise method for checking the leak rate of gas caps for inspection or maintenance purposes and is used in numerous state testing facilities as part of the emissions testing of automobiles. Development of the Gas Tank Tester began during the fiscal year. This product checks the leak rate on automobile gas tanks and is anticipated to be ready for market by mid fiscal 2000. It will also be used in state facilities as part of the emissions testing process.

         Development of the Wheel Speed Sensor began in fiscal 1999 and was essentially complete by the end of the year. This electronic diagnostic unit is used to test a vehicle's ABS braking system and will be available late in the first quarter of fiscal 2000. Ongoing diagnostic maintenance and software development for the NGS Tester were taken over by the Company in late fiscal 1999. Until this time these functions were performed by Ford for whom the units were initially built. The NGS Tester is now sold direct to Ford dealerships and to other aftermarket customers using the Company's various sales channels. This has extended the viability of the NGS unit for five years or more.

         During fiscal 1999 several fastening system products were in final development or were newly introduced into the market. Development of the pulse tool control is in its final stages and the product is expected to be introduced in early fiscal 2000. Extensive testing delayed introduction approximately six months. The pulse tool control is an exciting product as it represents a technological advancement in controlling and calibrating a pulse nut running tool. A pulse tool is ergonomically more user friendly than other nut running tools because it eliminates torque reaction. Another new fastening product is the Windows based user station software introduced late in fiscal 1999. A $500,000 initial order was received with shipment expected in the first quarter of fiscal 2000. This product has been well received since it is easier to use and requires less training than its DOS based predecessor. It can also be used with tool controls other than Hickok's.

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

     Seasonality
     -----------

         The Company does not believe there is any significant seasonality affecting its business, except to the extent that shipments of certain products are dependent upon customer release dates. Operating results can fluctuate widely from quarter to quarter as orders for products within the automotive equipment segment can be large and subject to customer release. There were no such orders in either of the past two fiscal years.

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

     Dependence Upon Single or Few Customers
     ---------------------------------------

         During the fiscal year ended September 30, 1999, sales to Ford and General Motors Corporation accounted for approximately 32% and 13% respectively of the consolidated sales of the Company. This compares with 45% and 12% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

     Backlog
     -------

         At September 30, 1999, the unshipped customer order backlog totaled $3,652,000 in contrast to $2,493,000 at September 30, 1998 and $2,924,000 at
September 30, 1997. The increase in fiscal 1999 is due entirely to an increase in orders for automotive diagnostic equipment and components. All of the increase is expected to be shipped in early fiscal 2000. The decrease in fiscal 1998 is due to the following two factors. First, there was a $130,000 reduction due to lower orders during fiscal 1998 for fastening systems products. Second, because of the Company's initiative to improve its on-time delivery, there was an increase in the fill rate on orders for both automotive diagnostic products and indicating instruments. This increase in the fill rate resulted in a $475,000 reduction in backlog for these two product classes.

     Government Contract Renegotiation
     ---------------------------------

         No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. The amount of revenue derived from Government contracts is currently minimal and not material.

     Competitive Conditions
     ----------------------

         The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as SPX Corporation, Hewlett-Packard, GenRad and Vetronix which dominate the total available market in terms of total sales. With regard to fastening systems products, competition comes from both companies that make the equipment to control fastening tools and from tool makers themselves. Specific companies include Beta Tech, Atlas Copco, and Stanley. Hickok is a major supplier in the high end market consisting of multi-spindle fastening system control systems. The instrumentation industry is composed primarily of companies which specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

     Research and Development Activities
     -----------------------------------

         The Company expensed as incurred product development costs of $2,805,592 in fiscal 1999, $3,028,011 in 1998, and $3,263,857 in 1997. These
expenditures included engineering product support and development of manuals for both of the Company's business segments.

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

     Number of Persons Employed
     --------------------------

         Total employment by the Company at September 30, 1999 was 259 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

     Financial Information Concerning Foreign and Domestic Operations and Export
     ---------------------------------------------------------------------------
Sales
-----

         During the fiscal year ended September 30, 1999, all manufacturing, research and development and administrative operations were conducted in the United States. Revenues derived from export sales approximated $871,000 in 1999, $627,000 in 1998, and $616,000 in 1997. Shipments to Canada make up the majority of export sales.


ITEM 2.  PROPERTIES
-------------------
         During fiscal 1999, the Company had facilities in the United States as shown below:

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

Greenwood,        63,000      One-story modern concrete             Leased, with annual
Mississippi        sq. ft.    block construction; used              renewal options
                              for manufacturing instru-             extending through 2061.
                              ments, test equipment, and
                              fastening systems products.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not Applicable.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT*
----------------------------------------------

         The following is a list of the executive officers of the Company as of September 30, 1999. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Bauman was elected Chairman by the Board of Directors in July 1993. He has been President since 1991. For at least five years prior to 1991 he held the office of Vice President. Mr. Nowakowski was elected Vice President, Finance and Chief Financial Officer by the Board of Directors in December, 1993. He joined the Company in July, 1993 and for at least five years prior to 1993 was a Vice President with Huntington National Bank in Cleveland, Ohio.

         Office                             Officer                    Age
         ------                             -------                    ---

Chairman, President and                Robert L. Bauman                59
Chief Executive Officer

Vice President, Finance                Eugene T. Nowakowski            56
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


                           Prices for the Years Ended:
                           ---------------------------


                       September 30, 1999                  September 30,1998
                       ------------------                  -----------------
                      High             Low                High             Low
                      ----             ---                ----             ---
First Quarter          9              6 3/8              11 1/2           8
Second Quarter         8              6 3/4              12 3/4           9 1/2
Third Quarter          7 3/4          7 3/8              14 1/4          10 3/4
Fourth Quarter         8              7 3/8              12               6 7/8

         b) Holders
            -------

         As of December 10, 1999, there were approximately 533 holders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

         c) Dividends
            ---------

         In fiscal 1999 the Company paid a special dividend of $.15 per share on its Class A and Class B Common Shares, on January 22, 1999. In fiscal 1998 the Company paid a special dividend of $.10 per share on its Class A and Class B Shares on January 23, 1998. In fiscal 1997 the Company on January 24, 1997 paid a special dividend of $.20 per share on its Class A and Class B Common Shares. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                               For the years ended September 30
                                                               --------------------------------


                                   1999             1998            1997            1996            1995
                                   ----             ----            ----            ----            ----
                                            (In Thousands of Dollars, except per share amounts)


Net Sales                       $   18,827       $   20,768      $   21,159      $   26,171      $    29,384
                                ==========       ==========      ==========      ==========      ===========

Net Income (Loss)               $     (268)      $    1,034      $      605      $      960      $     1,794
                                ==========       ==========      ==========      ==========      ===========

Working Capital                 $    8,473       $    8,818      $    9,279      $    8,625      $     8,120
                                ==========       ==========      ==========      ==========      ===========

Total Assets                    $   14,282       $   15,047      $   13,736      $   13,981      $    16,629
                                ==========       ==========      ==========      ==========      ===========
Long-term Debt                  $      418       $      549      $      127               -                -
                                ==========       ==========      ==========      ==========      ===========
Total Stockholders' Equity      $   12,110       $   12,551      $   11,617      $   11,235      $    10,394
                                ==========       ==========      ==========      ==========      ===========
Net Income (Loss) Per Share     $     (.22)      $      .86      $      .51      $      .80      $      1.50
                                ==========       ==========      ==========      ==========      ===========
Dividends Declared

     Per Share:
          Class A               $     .15        $      .10      $      .20      $      .10      $      .275
          Class B               $     .15        $      .10      $      .20      $      .10      $      .275
Stockholders' Equity
     Per Share:                 $   10.09        $    10.48      $     9.71      $     9.42      $     8.71
Return on Sales                     (1.4%)             5.0%            2.9%            3.7%            6.1%
Return on Assets                    (1.8%)             7.2%            4.4%            6.3%           12.3%
Return on Equity                    (2.2%)             8.6%            5.3%            8.9%           18.8%
Closing Stock Price             $    7.56        $     6.88      $     8.25      $    12.50      $    23.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

         Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture high technology, precision indicating instruments for business and pleasure aircraft, locomotive and general industrial applications. This reputation was enhanced because of the Company's capabilities in the design and implementation of electronics circuitry. In recent years the Company has applied this expertise toward the development of electronic diagnostic equipment used in the automotive industry. The Company's first major diagnostic tool was introduced in the early 1990's and sold direct to Ford Motor Company. That tool, and all the other diagnostic tools sold by the Company, are now distributed through various aftermarket channels. The Company currently generates approximately 29% of its revenue from designing and manufacturing diagnostic tools for the automotive aftermarket. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles.

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

         Approximately six years ago the Company initiated a strategy to use existing expertise to diversify its customer base and add new products within its various product classes. The strategy has been implemented primarily through acquisitions.

         In February, 1994 the Company added a new product for the automotive market by acquiring the fastening systems business from Allen-Bradley Company, Inc. The new business produces computerized equipment to control tools that tighten threaded fasteners in an automotive assembly plant to provide high quality threading applications. The acquisition cost $730,675 and was recorded as an asset purchase. The fastening systems business was fully integrated into the Company's operations by June, 1994.

         In January, 1996 the Company added revenue to its indicator and gauge business with the acquisition of the Beacon Gage Division of Maradyne Corporation. The acquisition cost $647,103 and was recorded as an asset purchase. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The purchase added new products and customers within the Company's instrumentation market. Sales of gauge products accounted for approximately 18% of instrument revenue in fiscal 1999. The gauge business was fully integrated into the Company's operations by May, 1996.

         In February, 1998 the Company significantly increased its automotive aftermarket business with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Sales of aftermarket products now account for 29% of automotive diagnostic and specialty tool sales, up from 19% in fiscal 1998. Waekon manufactures a variety of automotive diagnostic equipment and specialty tools used by automotive technicians. The acquisition cost $2,221,302 and was recorded as an asset purchase. Because of its positive position in the industry, the Waekon name has become the trademark used by the Company to market its products to the automotive aftermarket.

         The timing of order releases in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. Orders for such equipment could be large and subject to customer release. The result can be substantial variations in quarterly sales and earnings. There were no large orders of this nature in either of the past two fiscal years. The primary reason for this was the Company's efforts in recent years to diversify its customer base. However, in future years the introduction of new products could result in a significant increase in order levels which may result in substantial variations in quarterly sales and earnings. The Company is not aware of any seasonal factors which could cause a similar variation in quarterly operating results.

         Short-term earnings also can be affected by levels of expenditures for product development. Introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the ongoing success of this business segment. Consequently, expenditures for product development have been and will continue to be significant to the Company's operations.

         The Company's order backlog as of September 30, 1999 totaled $ 3,652,000 as compared to $2,493,000 as of September 30, 1998 and $2,924,000 as
of September 30, 1997. The increase in fiscal 1999 is due entirely to an increase in orders for automotive diagnostic equipment and components. All of the increase is expected to be shipped in early fiscal 2000. The decrease in fiscal 1998 was due to the following two factors. First, there was a $130,000 reduction due to lower orders during fiscal 1998 for fastening systems products. Second, because of the Company's initiative to improve its on-time delivery, there was an increase in the fill rate on orders for both automotive diagnostic products and indicating instruments. This increase in the fill rate resulted in a $475,000 reduction in backlog for these two product classes

Reportable Segment Information
------------------------------

         The Company adopted effective September 30, 1999 Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Standard requires segment information disclosures based on how management evaluates operating performance and resource allocations.

         The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. Indicators and Gauges

         This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indictors and gauges are sold to both original equipment manufacturers and to operators of railroad equipment.

         Automotive Diagnostic Tools and Equipment
         -----------------------------------------

         This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both direct and through the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added significant new products and distribution sources for the aftermarket.

         Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. This equipment provides high quality threading applications. The product was added in fiscal 1994 when the Company acquired the fastening systems business from Allen-Bradley Company.

Results of Operations
---------------------

         Sales for the fiscal year ended September 30, 1999 declined to $18,826,827, a decrease of approximately 9% from fiscal 1998 sales. This decrease in sales was primarily volume-driven and attributable entirely to lower product sales of approximately $2,161,000, or 11%, offset by a $220,000 or 19% increase in service revenue. Service revenue was up due to an increase in billable repairs on automotive products. The current level of service sales is expected to continue in fiscal 2000. The reduction in product sales occurred in the first six months of the fiscal year primarily in the automotive diagnostic and fastening systems product classes. Product sales of these two product classes in the last six months of the year were up approximately 3% over the prior year. Sales of automotive diagnostic products in fiscal 1999 dropped by $707,000 or 7% due to a $2,031,000 or 20% reduction in OEM sales offset by a $1,324,000 or 49% increase in automotive product sales to the aftermarket. Sales of fastening systems products dropped by $899,000 or 32% due to a continued reduction in orders from General Motors for large networked systems. The company anticipates that overall product sales will increase approximately 20% in fiscal 2000 primarily due to an increase in sales of automotive aftermarket products based on higher orders already booked and the market's positive reception to existing product offerings.

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

         Cost of products sold in fiscal 1999 was $10,606,454 or 60.9% of net product sales. In fiscal 1998 cost of products sold was $10,678,809 or 54.5% of net product sales. Cost of products sold during fiscal 1997 was $9,874,129 or 57.4% of net product sales. The increase in the percentage of cost of products sold applicable to product sales between fiscal 1999 and fiscal 1998 was due primarily to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and other markets continued to represent a larger proportion of total product sales. The cost of products sold percentage should decrease slightly in fiscal 2000 due to a change in product mix and improved plant utilization. The decrease in the percentage of cost of products sold relative to product sales between fiscal 1998 and fiscal 1997 was due primarily to product mix and, to a lesser extent, to cost containment.

         Cost of services sold in fiscal 1999 was $935,231 or 66.7% of net service sales. Cost of services sold during fiscal 1998 was $885,731 or 74.9% of net service sales. Cost of services sold during fiscal 1997 was $3,528,069 or 89.0% of net service sales. The reduction in the cost of services sold percentage between fiscal 1999 and fiscal 1998 was due to volume related operating efficiencies. The decrease in the cost of services sold as a percentage of net service sales between fiscal 1998 and fiscal 1997 is primarily due to the elimination of costs associated with the termination of a contract in late fiscal 1997 to provide diagnostic services to Ford Motor Company. The percentage of cost of services sold relative to net service sales is expected to remain unchanged in fiscal 2000.

         Product development expenditures in fiscal 1999 were $2,805,592 which was 7% lower than expenditures of $3,028,211 in fiscal 1998. This decrease was due to reduction in engineering and development expenditures on products completed or nearing completion in fiscal 1999 such as the Gas Cap and Gas Tank Testers and the pulse tool control. Product development expenditures in fiscal 1998 were $3,028,211 which was 7% lower than fiscal 1997 expenditures of $3,263,857. This decrease was due to a reduction in engineering and development expenditures on products completed or nearing completion in fiscal 1998. Products in this category include the Fuel System Analyzer, the Pro-Spec 1000, and the Watchdog 1000. It is anticipated that the amount spent on product development in fiscal 2000 will be slightly higher than the amount spent in fiscal 1999 based on the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket.

         Marketing and administrative expenses amounted to $5,106,577 which was 27.1% of net sales in fiscal 1999; $4,824,995, or 23.2% of net sales in fiscal 1998; and $3,691,892, or 17.4% of net sales in fiscal 1997. Expenditures in fiscal 1999 were 6% higher than fiscal 1998 due to the inclusion of Waekon for a full twelve months. Waekon was acquired by Hickok in

February, 1998. Expenditures in fiscal 1998 were 31% higher than the amount spent in fiscal 1997. Approximately 71% of the dollar increase, or $800,091 represented marketing and administrative expenses incurred by Waekon which Hickok acquired in fiscal 1998. The balance of the increase represented higher administrative expenses including an increase in the bonus applicable to fiscal 1998 operations and expenses associated with upgrading the Company's computer systems. The Company anticipates that marketing and administrative expenses will increase approximately 10% in fiscal 2000 due to the expected increase in automotive aftermarket sales.

         Interest charges were $68,171 in fiscal 1999 compared with $58,908 in fiscal 1998 and $10,966 in fiscal 1997. The increase in interest charges in fiscal 1999 compared to fiscal 1998 was due to the inclusion of long-term debt associated with the Waekon acquisition on February 17, 1998 for all of fiscal 1999. The increase in interest charges in fiscal 1998 compared to fiscal 1997 was due to the additional long term debt incurred with the Waekon acquisition in February, 1998.

         Other income in fiscal 1999 of $51,527 consists primarily of interest income on short-term investments and discounts on purchases. Other income in fiscal 1998 and fiscal 1997 of $145,692 and $70,132, respectively, also consisted of interest income on short-term investments and discounts on purchases.

         Income taxes in fiscal 1999 were a negative $375,500 which represents a recovery of income taxes at a 58.3% effective tax rate. The recovery rate in fiscal 1999 exceeded the normal tax rate of 37% due to the recognition of both current and prior year research and development tax credits in an amount greater than what was previously estimated. Income taxes in fiscal 1998 were $403,000 which represents a 28.0% effective tax rate. Fiscal 1997 income taxes were $255,000 which represents an effective tax rate of 29.7%. The effective tax rate in both fiscal 1998 and fiscal 1997 were below the normal rate also due to the recognition of research and development tax credits in an amount greater than what was estimated at the end of the prior year. It is anticipated that the effective tax rate in fiscal 2000 will approach the rates experienced in fiscal 1998 and fiscal 1997 due to the anticipated existence of research and development tax credits.

         The net loss in fiscal 1999 was $268,171, or $.22 per share which was a decrease of $1,302,571 or 126% from fiscal 1998 net income of $1,034,400. Net income in fiscal 1998 was $1,034,400, or $ .86 per share, which was an increase of $429,083, or 70.9% from fiscal 1997 net income of $ 605,317. The change in fiscal 1999 versus fiscal 1998 was due primarily to a decrease in automotive diagnostic sales to the OEM market and a decrease in fastening systems sales of large networked systems. These reduced sales occurred in the first six months of the fiscal year. In addition, there was a reduction in gross product margin due to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and non OEM markets represented a larger proportion of total product sales. The increase in net income in fiscal 1998 versus fiscal 1997 was primarily due to an improvement in gross margin on product sales coupled with a 14% increase in product sales.

Liquidity and Capital Resources
-------------------------------

         Current assets of $10,186,061 at September 30, 1999 were 5.9 times current liabilities and the total of cash and receivables was 2.3 times current liabilities. These ratios compare to 5.9 and 2.4 respectively at the end of fiscal 1998. Total current assets were down approximately $414,000 from the previous year end due to a reduction in cash and cash equivalents of approximately $1,059,000 which was used to fund a $679,000 increase in accounts receivable and a $165,000 decrease in payroll and related expenses.

         Working capital at September 30, 1999 was $8,473,150 as compared to $8,818,135 a year ago. The decrease was due to the use of cash and cash equivalents to fund a reduction in accrued expenses.

         During the fiscal year the Company's business may require relatively large inventories of both work-in-process and finished goods in order to meet anticipated delivery schedules. During fiscal 1999 there was no need to build inventory since sales for the year were down from the previous year. Nevertheless, whenever there may be a requirement to increase inventory in fiscal 2000 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $5,000,000 revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

         Internally generated funds in fiscal 1999 were a negative $370,925 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and long-term debt payments of $460,954 and $160,693 respectively. The primary reason for the negative cash flow from operations was a $679,279 increase in accounts receivable. In fiscal 1998 internally generated funds were a positive $1,867,048 and were more than adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $390,290 and long-term debt payments of $65,306. In fiscal 1997 internally generated funds were a positive $4,216,015 and were more than adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures which amounted to $366,842. The primary reason for the positive cash flow in fiscal 1997 was a $2,068,580 decrease in accounts receivable. The Company anticipates a slight increase in accounts receivable in fiscal 2000 due to higher sales. Nevertheless, the Company expects internally generated funds in fiscal 2000 from operating activities, primarily net income, to be adequate to fund approximately $600,000 of capital expenditures in addition to $133,000 due on the current portion of long-term debt. Most of the capital expenditures will be made to upgrade engineering and manufacturing equipment.

         In February, 1999 the Company amended an existing credit agreement with its financial lender. The agreement expires in February, 2000 and provides for an unsecured revolving credit facility of $5,000,000 with interest at the prime commercial rate with a LIBOR option and is unsecured. At September 30, 1999, the Company had $100,000 outstanding under this loan facility and remains in compliance with its loan covenants. The revolving credit facility is subject to annual review by the Company's lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount may be obtained on acceptable terms.

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

         The Company's review of non-information technology systems and the readiness of key third parties is complete. Based on assessment efforts to date, the Company does not believe that the Year 2000 issue applicable to these two areas will have a material adverse effect on the Company's business and operating results. This assessment is based on certain assumptions and expectations, primarily the ability of third parties to remediate their own Year 2000 issues. Unexpected and significant compliance problems in this area, including the failure of key third parties such as suppliers, customers, public utilities and government to complete their year 2000 effort, could result in a material adverse effect on the Company's business and operating results. The Company's most likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of the Company to process orders and to deliver product to customers in a timely manner. Though the Company does not expect a material adverse impact on operations, contingency plans are completed. Such plans primarily involve the use of alternative suppliers and transportation vendors.

         Costs associated with the Company's assessment and remediation of Year 2000 issues were not material in fiscal 1999. The Company has used cash and cash equivalents to fund such costs.

Forward-Looking Statements
--------------------------

         The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, (b) the Company's reliance on large orders to generate product sales, (c) the Company's ability to make the transition from serving primarily OEM customers to serving smaller and more diffuse customers in the automotive aftermarket, (d) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (e) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (f) the ability of significant third parties with whom the Company does business to provide products and services in the Year 2000 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $100,000 on its revolving credit facility at September 30, 1999, which is subject to variable rate of interest based on the prime commercial rate with a LIBOR option. Assuming borrowings at September 30, 1999, a one-hundred basis point change in interest rates would affect the Company's pre-tax earnings by approximately $1,000 annualized. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 or Part II of Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT




SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


/s/ Meaden & Moore, Ltd.


MEADEN & MOORE, LTD.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 19, 1999
CLEVELAND, OHIO

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                              HICKOK INCORPORATED
                                  SEPTEMBER 30

                                     ASSETS

                                                                    1999          1998
                                                               --------------------------
CURRENT ASSETS:
         Cash and cash equivalents                             $   533,579   $ 1,593,314
         Accounts receivable - less allowance for
              doubtful accounts of $70,000 ($20,000, 1998)       3,377,291     2,698,012
         Inventories-less allowance for obsolete inventory
              of $212,000 ($112,022, 1998)                       5,708,098     5,892,089
         Deferred income taxes                                     315,900       196,000
         Prepaid expenses                                           51,569        38,802
         Refundable income taxes                                   199,624       181,812
                                                               --------------------------

                      Total Current Assets                      10,186,061    10,600,029

PROPERTY, PLANT AND EQUIPMENT:
         Land                                                      229,089       226,738
         Buildings                                               1,565,021     1,541,245
         Machinery and equipment                                 3,973,241     3,953,541
                                                               --------------------------
                                                                 5,767,351     5,721,524
              Less accumulated depreciation                      3,542,098     3,301,279
                                                               --------------------------
                                                                 2,225,253     2,420,245

OTHER ASSETS:
         Goodwill-less accumulated amortization of $238,569
               ($130,308, 1998)                                  1,833,324     1,941,585
         Deferred charges - less accumulated amortization
              of $223,785 ($178,441, 1998)                          35,752        81,095
         Deposits                                                    1,750         4,350
                                                               --------------------------
                                                                 1,870,826     2,027,030
                                                               --------------------------

                      Total Assets                             $14,282,140   $15,047,304
                                                               ==========================

See accompanying summary of accounting policies and notes to financial statements

--------------------------------------------------------------------------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  1999            1998
                                                             ----------------------------
CURRENT LIABILITIES:
   Short-term financing                                      $    100,000    $       --
   Current portion of earn out and
        capitalized lease payable                                 132,616         161,762
   Trade accounts payable                                         682,950         656,302
   Accrued payroll and related expenses                           440,107         604,639
   Accrued expenses                                               180,481         196,903
   Accrued income taxes                                           176,757         162,288
                                                             ----------------------------

                Total Current Liabilities                       1,712,911       1,781,894

DEFERRED INCOME TAXES                                              41,500         165,000

LONG-TERM DEBT:
   Minimum earn out and capitalized lease payable -
          less current portion                                    417,928         549,475

STOCKHOLDERS' EQUITY:
   Common shares - par value $1.00:
      Class A 3,750,000 shares authorized, 754,470
        shares issued; (752,470 - 1998)                           744,884         742,884
      Class B 1,000,000 convertible shares authorized,
            475,533 shares issued                                 454,866         454,866
   Contributed capital                                          1,554,598       1,549,598
   Treasury shares - 9,586 Class A shares and
        20,667 Class B shares                                    (605,795)       (605,795)
   Retained earnings                                            9,961,248      10,409,382
                                                             ----------------------------
                Total Stockholders' Equity                     12,109,801      12,550,935
                                                             ----------------------------
                Total Liabilities and Stockholders' Equity   $ 14,282,140    $ 15,047,304
                                                             ============================


--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                               HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30

                                             1999            1998            1997
                                         --------------------------------------------
NET SALES
     Product sales                       $ 17,424,101    $ 19,585,276    $ 17,193,552
     Service sales                          1,402,726       1,183,086       3,965,546
                                         --------------------------------------------

        Total net sales                    18,826,827      20,768,362      21,159,098

COSTS AND EXPENSES:
     Cost of products sold                 10,606,454      10,678,809       9,874,129
     Cost of services sold                    935,231         885,731       3,528,069
     Product development                    2,805,592       3,028,211       3,263,857
     Marketing and administrative
        expenses                            5,106,577       4,824,995       3,691,892
     Interest charges                          68,171          58,908          10,966
     Other income                             (51,527)       (145,692)        (70,132)
                                         --------------------------------------------
                                           19,470,498      19,330,962      20,298,781
                                         --------------------------------------------
        Income (Loss) before Provision
           for Income Taxes                  (643,671)      1,437,400         860,317


PROVISION FOR (RECOVERY OF)
     INCOME TAXES:
     Current                                 (132,100)        416,000         305,000
     Deferred                                (243,400)        (13,000)        (50,000)
                                         --------------------------------------------
                                             (375,500)        403,000         255,000
                                         --------------------------------------------

          NET INCOME (LOSS)              $   (268,171)   $  1,034,400    $    605,317
                                         ============================================

NET INCOME (LOSS) PER
     COMMON SHARE                        $       (.22)   $        .86    $        .51
                                         ============================================

WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING               1,199,416       1,196,602       1,193,497
                                         ============================================

See accompanying summary of accounting policies and notes to financial statements

--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               HICKOK INCORPORATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                                                         COMMON STOCK -
                                                                        $1.00 PAR VALUE
                                                                        ---------------
                                                  RETAINED
                                                   EARNINGS         CLASS A         CLASS B
                                                 -------------------------------------------
Balance at September 30, 1996                    $  9,127,860    $    737,984   $    454,866

     Dividend of $.20 per Class A and B shares       (238,570)           --             --
     Sale of Class A shares under option                 --             3,000           --
     Net income                                       605,317            --             --
                                                 -------------------------------------------
Balance at September 30, 1997                       9,494,607         740,984        454,866

     Dividend of $.10 per Class A and B shares       (119,625)           --             --
     Sale of Class A shares under option                 --             1,900           --
     Net income                                     1,034,400            --             --
                                                 -------------------------------------------
Balance at September 30, 1998                      10,409,382         742,884        454,866

     Dividend of $.15 per Class A and B shares       (179,963)           --             --
     Sale of Class A shares under option                 --             2,000           --
     Net income (Loss)                               (268,171)           --             --
                                                 -------------------------------------------
Balance at September 30, 1999                    $  9,961,248    $    744,884   $    454,866
                                                 ===========================================

See accompanying summary of accounting policies and notes to financial statements

--------------------------------------------------------------------------------

                                                    CONTRIBUTED      TREASURY
                                                      CAPITAL         SHARES         TOTAL
                                                 --------------------------------------------
                                                  $  1,520,111   $   (605,795)   $ 11,235,026
                                                          --             --          (238,570)
                                                        12,287           --            15.287
                                                          --             --           605.317
                                                 --------------------------------------------
                                                     1,532,398       (605,795)     11,617,060
                                                          --             --          (119,625)
                                                        17,200           --            19,100
                                                          --             --         1,034,400
                                                 --------------------------------------------
                                                     1,549,598       (605,795)     12,550,935
                                                          --             --          (179,963)
                                                         5,000           --             7,000
                                                          --             --          (268,171)
                                                 --------------------------------------------
                                                  $  1,554,598   $   (605,795)   $ 12,109,801
                                                 ============================================

--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                              HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30



                                              1999            1998            1997
                                          --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers           $ 18,147,548    $ 21,882,134    $ 23,227,678
   Cash paid to suppliers and employees    (18,601,050)    (19,341,978)    (19,316,363)
   Interest paid                               (71,934)        (26,232)        (19,377)
   Interest received                            25,753          94,048          56,077
   Income taxes (paid) refunded                128,758        (740,924)        268,000
                                          --------------------------------------------
   Net Cash Provided by (Used in)
        Operating Activities                  (370,925)      1,867,048       4,216,015

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (460,954)       (390,290)       (366,842)
   Deferred charges                               --              --           (82,500)
   Decrease in deposits                          2,600             101           9,394
   Proceeds on sale of assets                    4,350          44,743           6,266
   Payments for business purchased                --        (2,426,518)           --
                                          --------------------------------------------
   Net Cash Used in Investing
        Activities                            (454,004)     (2,771,964)       (433,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term borrowings            100,000            --        (1,375,000)
   Decrease in long-term financing            (160,693)        (65,306)           --
   Sale of Class A shares under option           5,850          14,816          12,770
   Dividends paid                             (179,963)       (119,625)       (238,570)
                                          --------------------------------------------
   Net Cash Used in
        Financing Activities                  (234,806)       (170,115)     (1,600,800)
                                          --------------------------------------------
Increase (Decrease) in Cash and Cash
   Equivalents                              (1,059,735)     (1,075,031)      2,181,533

Cash and Cash Equivalents at
   Beginning of Year                         1,593,314       2,668,345         486,812
                                          --------------------------------------------
Cash and Cash Equivalents at
   End of Year                            $    533,579    $  1,593,314    $  2,668,345
                                          ============================================

See accompanying summary of accounting policies and notes to financial statements

--------------------------------------------------------------------------------

                                                                   1999           1998           1997
                                                               -----------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

 Net income (Loss)                                             $  (268,171)   $ 1,034,400    $   605,317
 ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
        Depreciation  and amortization                             746,919        746,804        707,164
        Non-cash compensation                                       53,721          4,284          2,517
        Loss on disposal of assets                                   5,710         13,346         30,622
        Deferred income taxes                                     (243,400)       (13,000)       (50,000)
        CHANGES IN ASSETS AND LIABILITIES:
           Decrease (Increase) in accounts receivable             (679,279)     1,108,772      2,068,580
           Decrease (Increase) in
                   inventories                                     183,991       (288,444)        28,457
           Decrease (Increase) in prepaid expenses                 (12,767)         3,167         (4,172)
           Decrease (Increase) in refundable income taxes          (17,812)      (181,812)       267,599
           Increase (Decrease) in trade
              accounts payable                                      26,648       (370,073)       297,142
           Increase (Decrease) in accrued payroll and
              related expenses                                    (164,532)       145,062       (346,828)
           Increase (Decrease) in other
              accrued expenses                                     (16,422)      (192,346)       304,217
           Increase (Decrease) in accrued
              income taxes                                          14,469       (143,112)       305,400
                                                               -----------------------------------------

                     Total Adjustments                            (102,754)       832,648      3,610,698
                                                               -----------------------------------------

                  Net Cash Provided by (Used in)
                     Operating Activities                      $  (370,925)   $ 1,867,048    $ 4,216,015
                                                               =========================================



NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1999, non-cash compensation included $52,571 for equipment transferred to a former employee.

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

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               HICKOK INCORPORATED
                        SEPTEMBER 30, 1999, 1998 AND 1997

1. NATURE OF OPERATIONS
Hickok Incorporated and its wholly-owned domestic subsidiaries (Company) develop and manufacture products used by companies in the transportation industry. Among the products are indicators and gauges sold to companies in aircraft and locomotive markets. On a much larger scale, the Company manufactures diagnostic equipment used by automotive technicians to test the various electronic systems in automobiles. Also within the automotive segment, the Company manufactures equipment to control the nut running process in an assembly plant. Prior to 1998, the Company also provided diagnostic services to a major customer. This contract expired at the end of 1997 and management elected not to pursue similar activities in the future. The Company serves the automotive, locomotive and general aviation markets predominately in North America. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

                  PRODUCT CLASSES                                   1999              1998             1997
                  ---------------                                  ----------------------------------------
                  Automotive Test Equipment                         73.2%             69.2%            54.0%
                  Diagnostic/Training                                --                1.0             16.1
                  Fastening Systems                                 11.0              14.1             17.9
                  Indicating Instruments                            13.6              13.6              9.6
                  Other Product Classes                              2.2               2.1              2.4
                                                                   ----------------------------------------
                  Total                                            100.0%            100.0%           100.0%
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

CONCENTRATION OF CREDIT RISK:
The Company sells its products and services primarily to customers in the United States and to a lesser extent overseas. The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise 86% of outstanding receivables at September 30, 1999 (84% in 1998). Sales to two customers, each of which were in excess of 10% of total sales, approximated $6,100,000 and $2,400,000 (1999), $9,400,000 and $2,500,000 (1998), $12,700,000 and $2,800,000 (1999). The Company
establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

REVENUE RECOGNITION:
The Company records sales as manufactured items are shipped to customers. Revenue from development contracts is recognized as earned under terms of the contracts. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 1999.

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

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

                                                                 1999               1998
                                                              ------------------------------
Raw materials and component parts                             $ 3,336,853        $ 3,249,619
Work-in-process                                                 1,408,952          1,440,624
Finished products                                                 962,293          1,201,846
                                                              ------------------------------
                                                              $ 5,708,098        $ 5,892,089
                                                              ==============================

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized.

The depreciation policy of the Company is generally as follows:

                               CLASS                              METHOD                RATE
                               -----------------------------------------------------------------------
                               Buildings                          Straight-line         2-1/2 to 4%
                               Machinery and equipment            Straight-line         8 to 33-1/3%
                               Tools and dies                     Straight-line         33-1/3%

Depreciation, including depreciation on capitalized leases, amounted to $593,314 (1999), $596,878 (1998), and $615,273 (1997).

INTANGIBLE ASSETS:
Deferred charges represent patents and software implementation costs and are being amortized over 3 years. Software implementation costs were incurred to support and enhance internal information systems. Goodwill is being amortized on a straight-line basis over 15 to 20 years. Amortization of intangibles amounted to $153,605 (1999), $149,926 (1998) and $91,891 (1997).

ADVERTISING COSTS:
Advertising costs are expensed as incurred.

INCOME TAXES:
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

INCOME PER COMMON SHARE:
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 8.

CASH AND EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 1999 amounted to $582,012.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform with current year presentation.

--------------------------------------------------------------------------------

3. SHORT-TERM FINANCING
The Company has an unsecured credit agreement of $5,000,000 which matures in February, 2000 with interest at the bank's prime commercial rate with a LIBOR option. The agreement includes covenants with which the Company has complied. The weighted average interest rate on short-term financing was 7.88% (1999), 8.50% (1998) and 8.25% (1997).

4. LEASES
Operating: The Company leases a facility and certain equipment under operating leases expiring through February 2003.

The Company's future minimum commitments under operating leases are as follows:

                                            2000        $       145,174
                                            2001                120,477
                                            2002                100,171
                                            2003                 32,625
                                                        ---------------
                                              Total     $       398,447
                                                        ===============

Rental expense under these commitments was $178,509 (1999), $171,176 (1998) and $119,926 (1997).

CAPITAL:

During 1997, the Company purchased equipment under a capital lease obligation. The obligation is payable in monthly installments of $5,906 including interest at 7.2% per year until October 2000. The balance outstanding at September 30, 1999 was $61,437. Minimum annual lease payments under the capital lease are as follows:

                                            2000        $        63,637
              Less amounts representing interest                  2,200
                                                        ---------------
                                                        $        61,437
                                                        ===============
The cost and accumulated depreciation of the equipment held under capital lease at September 30, 1999 is as follows:

                                              Cost      $       190,651
               Accumulated depreciation/Amortization             29,718
                                                        ---------------
                                        Book value      $       160,933
                                                        ===============

A facility held under a capital lease has a net book value of $5,000 at September 30, 1999. Future minimum lease payments which extend through 2061 are immaterial.

5. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
Unissued shares of Class A common stock (597,366 and 582,466 shares in 1999 and 1998 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6. STOCK OPTIONS
Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 51,400 Class A shares. net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must beat a price not less than 110% of the market price. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options max' be granted at a price less than $2925. Non-cash compensation expense related to stock option plans was $1,150 (1999), $1,284 (1998) and $2,517 (1997). All options granted under the
Employee Plans are exercisable at September 30. 1999.

The Company s Outside Directors Stock Option Plans (collectively the Directors Plans") provide for the automatic grant of options to purchase up to 4 5.000 shares (net of 6.000 shares which expired during 1999) of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 25, 2002.

Transactions involving the plans are summarized as follows:

                                                   WEIGHTED                       WEIGHTED                    WEIGHTED
                                                    AVERAGE                        AVERAGE                     AVERAGE
                                                   EXERCISE                       EXERCISE                    EXERCISE
OPTION SHARES                              1999       PRICE             1998         PRICE           1997        PRICE
-----------------------------------------------------------------------------------------------------------------------
EMPLOYEE PLANS:
Outstanding October 1.                   97,600    $   9.69            78.400       $ 9.47          53.850      $ 8.53
Granted                                  23,000        7.13            24.000        10.50           2,550       10.75

Canceled (1999 -$6.92
 to $17.25 per share)                   (12,100)      10.72            (2,900)       11.93               -           -
Exercised (1999 -$2.93
 per share)                              (2,000)       2.93            (1,900)        7.80          (3,000)       4.26
                                          -----                         -----                        -----

Outstanding September 30.
    (1999 -$2.93 to $17.25
    per share)                          106,500        9.14            97,600         9.69          78,400        9.47
                                        =======                        ======                       ======
Exercisable September 30.               106,500        9.14            97,600         9.69          78,400        9.47
                                        =======                        ======                       ======


DIRECTORS PLANS:
Outstanding October 1,                   30,000      $ 14.20           24,000      $ 14.69          18,000      $16.75
Granted                                   6,000         7.13            6,000        12.25           6.000        8.50
Canceled                                      -            -                -            -               -           -
Exercised                                     -            -                -            -               -           -
                                        -------                        ------                       ------

Outstanding September 30,
    (1999-S713 to $18.00
    per share)                           36,000        13.02           30,000        14.20          24,000       14.69
                                         ======                        ======                       ======
Exercisable September 30,                24,000        15.00           18,000        15.69          10,000       16.50
                                         ======                        ======                       ======


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

      The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 1999, 1998 and 1997 been determined consistent with FAS 123, pro forma net income and earnings per share would have been as follows:

                                                  1999             1998            1997
                                            ----------------------------------------------
Net Income (Loss) - as reported             $    (268,171)   $   1,034,400   $     605,317
                                            ==============================================
                  - pro forma               $    (308,524)   $     939,672   $     518,040
                                            ==============================================
Net Income (Loss) per share - as reported   $        (.22)   $         .86   $         .51
                                            ==============================================
                  - pro forma               $        (.26)   $         .79   $         .43
                                            ==============================================

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following weighted-average assumptions were used in the option pricing model for 1999, 1998 and 1997 respectively: a risk free interest rate of 6.0%, 5.2% and 5.9%; an expected life of 5 years; an expected dividend yield of 2.0%, 1.3% and 1.6%; and a volatility factor of .15, .30 and .20.

7. INCOME TAXES
A reconciliation of the provision for income taxes to the statutory Federal income tax rate is as follows:

                                                      1999            1998            1997
                                                 -------------------------------------------

Income (Loss) before income taxes                $  (643,671)    $ 1,437,400     $   860,317
     Statutory rate                                       34%             34%             34%
                                                 -------------------------------------------

                                                    (218,848)        488,716         292,508

     State and local (recovery of) taxes - net       (23,200)         73,900          67,300
     Permanent differences                           (18,700)        (13,000)         20,300
     Research and development credit - net          (109,600)       (105,800)        (68,000)
     Adjustment of estimated research
       and development credit - net                   (6,600)        (49,500)        (52,000)
     Other                                             1,448           8,684          (5,108)
                                                 -------------------------------------------

                                                 $  (375,500)    $   403,000     $   255,000
                                                 ===========================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Deferred tax asset (liabilities) consist of the following:

                                                        1999         1998
                                                   ----------------------
     Current:
        Inventories                                $  72,000    $  78,700
        Contribution carryforward                     25,200         --
        Research and development credit              110,000         --
          carryforward
         Accrued liabilities                         108,700      117,300
                                                   ----------------------
                                                     315,900      196,000
     Noncurrent:
         Depreciation                               (157,500)    (175,400)
         Research and development credit              56,000         --
           carryforward
         Contribution carryforward                    60,000         --
         Other                                          --         10,400
                                                   ----------------------
                                                     (41,500)    (165,000)
                                                   ----------------------
         Total                                    $  274,400    $  31,000
                                                   ======================


The contribution and research and development credit carryforwards will expire in 2004 and 2019 respectively.


8.  EARNINGS PER COMMON SHARE
Earnings per common share are based on the provision of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effect of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

                                           1999           1998          1997
                                    ----------------------------------------

BASIC EARNINGS (LOSS) PER SHARE
Income (Loss) available to
   common stockholders              $  (268,171)   $ 1,034,400   $   605,317

Shares denominator                    1,199,416      1,196,602     1,193,497
Per share amount                    $      (.22)   $       .86   $       .51
                                    ========================================


EFFECT OF DILUTIVE SECURITIES
Average share outstanding             1,199,416      1,196,602     1,193,497
Stock options                              --           18,073        17,992
                                    ----------------------------------------
                                      1,199,416      1,214,675     1,211,489

DILUTED EARNINGS (LOSS) PER SHARE
Income (Loss) available to
 common stockholders                $  (268,171)   $ 1,034,400   $   605,317
Per share amount                    $      (.22)   $       .85   $       .50
                                    ========================================


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

9. EMPLOYEE BENEFIT PLANS
The Company has a formula based profit sharing bonus plan for officers and key employees. The formula takes into account "Economic Profit" in determining the bonus pool. The bonus distribution is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 1999, 1998 and 1997, approximately -0-, $73,000, and -0-, respectively, were expensed.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 1999, 1998 and 1997, approximately $38,217, $30,106, and -0-, respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 1999, 1998 and 1997, approximately $22,443, $5,542, and $9,725 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

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

                                                                 TWELVE MONTHS ENDED
                                               SEPTEMBER 30, 1997                  SEPTEMBER 30, 1998
                                               ------------------                  ------------------

                  Net Sales                      $      26,032,266                  $      22,809,660
                                                 =================                  =================

                  Net Income                     $         709,584                  $       1,118,606
                                                 =================                  =================

                  Net Income
                    per Common Share             $             .59                  $             .93
                                                 =================                  =================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The pro forma information does not purport to be indicative of the results of operations which would have actually been obtained if the acquisition had occurred on the dates indicated or the results of operations which will be reported in the future.

11. SEGMENT AND RELATED INFORMATION
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments. The information for 1997 and 1998 has been restated from the prior year's presentation in order to conform to the current-year presentation.

The Company's four business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments: 1.) indicators and gauges and 2.) automotive related diagnostic tools and equipment.

INDICATORS AND GAUGES
This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment.

AUTOMOTIVE DIAGNOSTIC TOOLS AND EQUIPMENT
This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added significant new products and distribution sources for the aftermarket.

Included in this segment are fastening control products used by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. This equipment provides high quality threading applications. The product was added in fiscal 1994 when the Company acquired the fastening systems business from Allen-Bradley Company.

INFORMATION BY INDUSTRY SEGMENT IS SET FORTH BELOW:

YEARS ENDED SEPTEMBER 30,               1999            1998            1997
----------------------------------------------------------------------------
NET REVENUE
   Indictors and Gauges         $  2,552,456    $  2,815,633    $  2,224,483
   Automotive Diagnostic
     Tools and Equipment          16,274,371      17,952,729      18,934,615
                                --------------------------------------------
                                $ 18,826,827    $ 20,768,362    $ 21,159,098
                                ============================================

INCOME (LOSS) FROM OPERATIONS
   Indictors and Gauges         $    524,155    $    633,931    $    454,963
   Automotive Diagnostic
     Tools and Equipment           1,956,984       3,669,686       2,983,349
   General Corporate Expenses     (3,124,810)     (2,866,217)     (2,577,995)
                                --------------------------------------------
                                $   (643,671)   $  1,437,400    $    860,317
                                ============================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ASSET INFORMATION:

                                        INDICATORS           AUTOMOTIVE              CORPORATE         CONSOLIDATION
---------------------------------------------------------------------------------------------------------------------
    1999 - Identifiable Assets        $   1,365,237        $   9,819,539         $   3,097,364         $ 14,282,140
    1998 - Identifiable Assets        $   l,572,998        $   9,373,488         $   4,100,818         $ 15,047,304
    1997 - Identifiable Assets        $   1,585,019        $   6,801,895         $   5,349,503         $ 13,736,417

GEOGRAPHICAL INFORMATION
Included in the consolidated financial statements are the following amounts related to geographic locations:

YEARS ENDED SEPTEMBER 30,                                                1999              1998               1997
-----------------------------------------------------------------------------------------------------------------------
REVENUE:
  United States                                                      $ 17,956,203      $ 20,141,814        $20,543,129
  Canada                                                                   79,230           444,780            378,385
  Other foreign countries                                                 291,394           181,768            237,584
                                                                     -------------------------------------------------
                                                                     $ 18,826,827      $ 20,768,362        $21,159,098
                                                                     =================================================

12. QUARTERLY DATA (UNAUDITED)
                                               FIRST            SECOND            THIRD            FOURTH
                                               -----            ------            -----            ------
          NET SALES
                1999                       $ 3,814,426       $ 4,580,673      $ 5,108,853       $ 5,322,857
                1998                         4,805,016         6,004,505        4,923,793         5,035,048

          NET INCOME (LOSS)
                1999                          (247,074)         (225,808)          15,196           189,515
                1998                           287,435           540,620           57,440           148,905

          NET INCOME (LOSS) PER
          COMMON SHARE


          BASIC
                1999                              (.21)             (.18)             .01               .16
                1998                               .24               .45              .05               .12

          DILUTED
                1999                              (.21)             (.18)             .01               .16
                1998                               .24               .44              .05               .12

--------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

                  Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                  The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this
Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                  The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

                  The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K
---------------------------------------------------------------------------

(a) (1) Financial Statements
        --------------------

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                        Page
                                                                                        ----
         Report of Independent Auditors.................................................F-1
         Consolidated Balance Sheet - As of
                  September 30, 1999 and 1998...........................................F-2
         Consolidated Statement of Income - Years
                  Ended September 30, 1999, 1998 and 1997...............................F-4
         Consolidated Statement of Stockholders'
                  Equity - Years Ended September 30, 1999,
                  1998 and 1997.........................................................F-5
         Consolidated Statement of Cash Flows -
                  Years Ended September 30, 1999, 1998
                  and 1997..............................................................F-7

         Notes to Consolidated Financial Statements.....................................F-9

(a) (2) Financial Statement Schedules
        -----------------------------

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof.

                                                                                     Sequential Page
                                                                                     ---------------

Report of Independent Auditors as to Schedules...............................................45
Schedule VIII-Valuation and Qualifying Accounts..............................................46
Schedule IX-Short-term Borrowings............................................................47

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3)  Exhibits
         --------

Reference is made to the Exhibit Index set forth herein.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 23rd day of December, 1999.

                                                  HICKOK INCORPORATED



                                                  By: /s/ Robert L. Bauman
                                                      --------------------------
                                                       Robert L. Bauman,
                                                       Chairman, President and
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of December, 1999:

Signature:                                        Title
----------                                        -----


/s/ Robert L. Bauman             Chairman, President and Chief Executive Officer
--------------------
Robert L. Bauman                 (Principal Executive Officer)


/s/ Eugene T. Nowakowski         Chief Financial Officer
------------------------
Eugene T. Nowakowski             (Principal Financial and Accounting Officer)


/s/ Thomas H. Barton             Director
--------------------
Thomas H. Barton


/s/ Harry J. Fallon              Director
-------------------
Harry J. Fallon


/s/ T. Harold Hudson             Director
--------------------
T. Harold Hudson


/s/ Jim Martin                   Director
--------------
Jim Martin


/s/ Michael L. Miller            Director
---------------------
Michael L. Miller


/s/ Janet H. Slade               Director
------------------
Janet H. Slade

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

10(a)                         Restated Loan Agreement, dated as of February 28, 1999, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's
                              Quarterly Report on Form 10-Q for the quarterly period ended March
                              31, 1999).

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

11                            Computation of Net Income Per Common Share.                                       41

21                            Subsidiaries of the Registrant.                                                   42

23                            Consent of Independent Auditors.                                                  43

27                            Financial Data Schedule

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