Form 10-Q
period 1999-12-31
HICKOK INC
filed 2000-02-14
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934 for the quarterly period ended December 31, 1999 Or
                ------------------------------------------------


    Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange --- Act of 1934 for the transition period from _____ to _____ .

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

       As of FEBRUARY 14, 2000, 744,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                    Three months ended
                                                                        December 31,
                                                             ---------------------------------
                                                                 1999                 1998
                                                             ----------             ----------
Net Sales
  Product Sales                                              $5,124,392             $3,522,567
  Service Sales                                                 256,227                291,859
                                                             ----------             ----------
    Total Net Sales                                           5,380,619              3,814,426

Costs and Expenses:
  Cost of Products Sold                                       2,827,269              2,113,661
  Cost of Services Sold                                         209,373                181,318
  Product Development                                           708,633                675,937
  Operating Expenses                                          1,287,638              1,239,575
  Interest Charges                                               14,947                 17,913
  Other Income                                                  (15,632)               (21,904)
                                                             ----------             ----------
                                                              5,032,228              4,206,500
                                                             ----------             ----------
  Income (Loss) before
    Income Taxes                                                348,391               (392,074)

Income (Recovery of) taxes                                      122,000               (145,000)
                                                             ----------             ----------

  Net Income (Loss)                                          $  226,391             $ (247,074)
                                                             ==========             ==========
Earnings per Common Share:
-------------------------

  Net Income (Loss)                                          $      .19             $     (.21)
                                                             ==========             ==========

Earnings per Common Share
  Assuming Dilution:
  ------------------

  Net Income (Loss)                                          $      .19             $     (.21)
                                                             ==========             ==========

Dividends per Common Share                                   $  - 0 -               $      .15
                                                             ==========             ==========

See Notes to Consolidated Financial Statements.



                                       (2)


                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                               December 31,       September 30,       December 31,
                                                  1999                1999               1998
                                               -------------      -------------      -------------
                                               (Unaudited)           (Note)           (Unaudited)

ASSETS
------
Current Assets
--------------
  Cash and Cash Equivalents                     $   700,527        $   533,579        $   912,791
  Trade Accounts Receivable - Net                 3,284,391          3,377,291          2,629,800
  Inventories                                     5,664,132          5,708,098          5,944,270
  Deferred Income Taxes                             315,900            315,900            196,000
  Prepaid Expenses                                   87,093             51,569             94,670
  Refundable Income Taxes                           199,624            199,624               --
                                                -----------        -----------        -----------

          Total Current Assets                   10,251,667         10,186,061          9,777,531
          --------------------                  -----------        -----------        -----------


Property, Plant and Equipment
-----------------------------
  Land                                              299,089            299,089            226,738
  Buildings                                       1,565,021          1,565,021          1,541,245
  Machinery and Equipment                         4,259,162          3,973,241          4,037,029
                                                -----------        -----------        -----------

                                                  6,053,272          5,767,351          5,805,012


  Less:  Allowance for Depreciation               3,684,982          3,542,098          3,469,944
                                                -----------        -----------        -----------

          Total Property - Net                    2,368,290          2,225,253          2,335,068
          --------------------                  -----------        -----------        -----------



Other Assets
------------
  Goodwill - Net of Amortization                  1,884,440          1,833,324          1,914,508
  Deferred Charges - Net of Amortization             29,452             35,752             62,145
  Deposits                                            1,750              1,750              8,790
                                                -----------        -----------        -----------

          Total Other Assets                      1,915,642          1,870,826          1,985,443
          ------------------                    -----------        -----------        -----------

          Total Assets                          $14,535,599        $14,282,140        $14,098,042
          ============                          ===========        ===========        ===========



NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.


                                       (3)

                                                                                         FORM 10-Q


                                               December 31,        September 30,       December 31,
                                                  1999                 1999                1998
                                               ------------        -------------       ------------
                                               (Unaudited)            (Note)           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
  Short-term Financing                          $      --          $   100,000        $      --
  Current Portion of Long-term debt                 612,128            132,616            149,959
  Trade Accounts Payable                            559,683            682,950            355,830
  Accrued Payroll & Related Expenses                376,951            440,107            453,092
  Dividends Declared                                   --                 --              179,963
  Accrued Expenses                                  310,388            180,481            196,817
  Accrued Income Taxes                              298,757            176,757               --
                                                -----------        -----------        -----------
               Total Current Liabilities          2,157,907          1,712,911          1,335,661
               -------------------------        -----------        -----------        -----------

Deferred Income Taxes                                41,500             41,500            165,000
---------------------                           -----------        -----------        -----------

Long-term Debt                                         --              417,928            466,483
--------------                                  -----------        -----------        -----------

Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares; 744,884
    shares outstanding excluding
    9,586 shares in treasury                        744,884            744,884            744,884

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury             454,866            454,866            454,866
  Contributed Capital                               948,803            948,803            948,803
  Retained Earnings                              10,187,639          9,961,248          9,982,345
                                                -----------        -----------        -----------

           Total Stockholders' Equity            12,336,192         12,109,801         12,130,898
           --------------------------           -----------        -----------        -----------

           Total Liabilities and
           Stockholders' Equity                 $14,535,599        $14,282,140        $14,098,042
           ====================                 ===========        ===========        ===========



                                      (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

                                                        1999                  1998
                                                     -------------        -------------

Cash Flows from Operating Activities:
  Cash received from customers                       $   5,473,519        $   3,882,638
  Cash paid to suppliers and employees                  (4,906,943)          (4,509,803)
  Interest paid                                             (5,803)             (46,731)
  Interest received                                          8,704               15,033
  Income taxes (paid) refunded                                --                155,212
                                                     -------------        -------------


     Net Cash Provided by (used in)
         Operating Activities                              569,477             (503,651)


Cash Flows from Investing Activities:
  Capital expenditures                                    (285,921)            (83,488)
  Decrease (Increase) in deposits                             --                (4,440)
  Payments for business purchased                          (78,192)               --
                                                     -------------        -------------

     Net Cash Used in
         Investing Activities                             (364,113)            (87,928)


Cash Flows from Financing Activities:
  Increase (Decrease) in short-term financing              379,512             (11,803)
  Decrease in long-term financing                        (417,928)             (82,991)
  Sale of Class A Shares under option                         --                 5,850
                                                     -------------        -------------

     Net Cash Used in
         Financing Activities                             (38,416)             (88,944)
                                                     -------------        -------------

Net Increase (decrease) in cash and
  cash equivalents                                        166,948             (680,523)


Cash and cash equivalents at beginning
  of year                                                 533,579            1,593,314
                                                     -------------        -------------


Cash and cash equivalents at end
  of first quarter                                   $    700,527        $     912,791
                                                     =============        =============


See Notes to Consolidated Financial Statements.



                                       (5)


                                                                       FORM 10-Q


                                                            1999             1998
                                                        -----------        ----------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

Net Income (Loss)                                        $ 226,391         $(247,074)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
    Depreciation and amortization                          176,260           214,691
    Non-cash compensation charge related
        to stock options                                      --               1,150
    Changes in assets and liabilities:
      Decrease (Increase) in accounts
           receivable                                       92,900            68,212
      Decrease (Increase) in inventories                    43,966           (52,181)
      Decrease (Increase) in prepaid
           expenses                                        (35,524)          (55,868)
      Decrease (Increase) in refundable
           income taxes                                       --             181,812
      Increase (Decrease) in trade
           accounts payable                               (123,267)         (300,472)
      Increase (Decrease) in accrued
           payroll and related expenses                    (63,156)         (151,547)
      Increase (Decrease) in accrued
           expenses                                        129,907               (86)
      Increase (Decrease) in accrued
           income taxes                                    122,000          (162,288)
                                                        -----------        ----------
        Total Adjustments                                  343,086          (256,577)
                                                        -----------        ----------
        Net Cash Provided by (used in)
          Operating Activities                           $ 569,477         $(503,651)
                                                        ===========        ==========



                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                DECEMBER 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.       INVENTORIES

         Inventories are valued at the lower of cost or market and consist of the following:

                               December 31,   Sept. 30,       December 31,
                                  1999           1999             1998
                               ------------  -----------      -----------

         Components            $ 3,481,404   $ 3,336,853      $ 3,215,256
         Work-in-Process         1,379,764     1,408,952        1,464,795
         Finished Product          802,964       962,293        1,264,219
                               -----------   -----------      -----------
                               $ 5,664,132   $ 5,708,098      $ 5,944,270
                               ===========   ===========      ===========

3.       CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS

         Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 134,300 Class A shares were outstanding at December 31, 1999 (106,500 shares at September 30, 1999 and 114,600 shares at December 31, 1998) at prices ranging from $2.925 to $17.25 per share. Options for 27,800 shares and 23,000 shares were granted during the three month period ended December 31, 1999 and December 31, 1998 respectively, at a price of $5.00 and $7.125 per share respectively, all options are exercisable.


                                       (7)

                                                                       FORM 10-Q

         During the first quarter period ended December 31, 1999 no options were exercised. During the first quarter period ended December 31, 1998, options for 2,000 Class A shares were exercised at $2.925 per share resulting in non-cash compensation to the optionee of $1,150. Options for 4,000 shares of Class A shares were cancelled during the three month period ended December 31, 1998.

         No other options were granted, exercised or cancelled during the periods presented under the Employee Plans.

         The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 36,000 Class A shares were outstanding at December 31, 1999 (36,000 shares at September 30, 1999 and 30,000 shares at December 31, 1998) at prices ranging from $7.125 to $18.00 per share. All outstanding options under Directors Plans become fully exercisable on February 25, 2002.

         Unissued shares of Class A common stock (625,166 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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



                                       (8)

                                                                       FORM 10-Q

4.       EARNINGS PER COMMON SHARE

         Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:


                                                Three Months Ended
                                                    December 31,
                                              1999             1998
                                            -----------     ----------
         BASIC EARNINGS PER SHARE
         Income (Loss) available
           to common stockholders           $   236,391     $ (247,074)


         Shares denominator                   1,199,750      1,198,424


         Per share amount                   $       .19     $     (.21)
                                            ===========     ==========
         EFFECT OF DILUTIVE
           SECURITIES
         Average shares
           outstanding                        1,199,750      1,198,424
         Stock options                           13,858           -
                                            -----------     ----------
                                              1,213,608      1,198,424

      DILUTED EARNINGS PER SHARE
      Income (Loss) available
           to common stockholders           $   236,391     $ (247,074)

         Per share amount                   $       .19     $     (.21)
                                            ===========     ===========

         Options to purchase 124,500 and 144,600 shares of common stock during the first quarter of fiscal 2000 and the first quarter of fiscal 1999, respectively, at prices ranging from $6.92 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.


                                       (9)

                                                                       FORM 10-Q

5.       PURCHASE

         On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. which has been accounted for under the purchase method of accounting. The Company initially paid $2,221,302 for the assets consisting of accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company also recorded as goodwill closing costs related to the purchase ($205,216) and the present value of an earn out contract ($585,892). In December 1999 the Company renegotiated and accelerated the terms of the future earn out contract incurring an additional amount due of $78,192 deemed to be additional purchase price and recorded as an increase in goodwill. The revised earn out balance ($567,300) has been classified as a current liability at December 31, 1999. Goodwill is being amortized over 20 years.

6.       SEGMENT AND RELATED INFORMATION

         The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments. The information for 1998 has been restated from the prior year's presentation in order to conform to the current-year presentation.

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


                                      (10)

                                                                       FORM 10-Q

      INFORMATION BY INDUSTRY SEGMENT IS SET FORTH BELOW:

                                                                                      Three months ended
                                                                                          December 31,
                                                                                ------------------------------
                                                                                    1999                 1998
                                                                                -----------        -----------
NET REVENUE
  Indicators and Gauges                                                         $   531,962        $   608,298
  Automotive Diagnostic Tools and Equipment                                       4,848,657          3,206,128
                                                                                -----------        -----------
                                                                                $ 5,380,619        $ 3,814,426
                                                                                ===========        ===========


INCOME (LOSS) FROM OPERATIONS
  Indicators and Gauges                                                         $    95,753        $   114,822
  Automotive Diagnostic Tools and Equipment                                         937,876            285,923
  General Corporate Expenses                                                       (685,238)          (792,819)
                                                                                -----------        -----------

                                                                                $   348,391         $ (392,074)
                                                                                ===========        ===========


ASSET INFORMATION
  Indicators and Gauges                                                         $ 1,262,814        $ 1,533,587
  Automotive Diagnostic Tools and Equipment                                       9,804,139          9,345,992
  Corporate                                                                       3,468,646          3,218,463
                                                                                -----------        -----------

                                                                                $14,535,599        $14,098,042
                                                                                ===========        ===========

GEOGRAPHICAL INFORMATION
Included in the consolidated financial
statements are the following amounts
related to geographical locations:


REVENUE:
  United States                                                                 $ 5,244,986        $ 3,487,652
  Canada                                                                             80,694            204,814
  Other foreign countries                                                            54,939            121,960
                                                                                -----------        -----------

                                                                                $ 5,380,619        $ 3,814,426
                                                                                ===========        ===========


                                      (11)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 1999 through December 31,1999)
                Fiscal 2000 Compared to First Quarter Fiscal 1999
--------------------------------------------------------------------------------

                         Reportable Segment Information
                         ------------------------------

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $531,962 and $608,298 for the first quarter of fiscal 2000 and fiscal 1999, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and through the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. Revenue in this segment was $4,848,657 and $3,206,128 for the first quarter of fiscal 2000 and fiscal 1999, respectively.

                              Results of Operations
                              ---------------------

Product sales for the quarter ended December 31, 1999 were $5,124,392 versus $3,522,567 for the quarter ended December 31, 1998. The 45% increase in product sales during the current quarter was volume related due primarily to a $1,414,000 increase in shipment of automotive diagnostic products and a $245,000 increase in shipment of fastening systems products. Hickok anticipates that the current level of product sales will increase slightly during the remainder of the fiscal year based on an increase in shippable backlog at December 31, 1999 and on an anticipated increase in orders for automotive aftermarket products.

Service sales for the quarter ended December 31, 1999 were $256,227 versus $291,859 for the quarter ended December 31, 1998. The decrease was volume related due to a reduction in chargeable repairs. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of products sold in the first quarter of fiscal 2000 was $2,827,269 or 55.2% of sales as compared to $2,113,661 or 60.0% of sales in the first quarter of fiscal 1999. This decrease in the cost of products sold percentage was primarily due to operating efficiencies realized at the manufacturing level due to the 45% increase in product sales experienced during the quarter. The current cost of products sold percentage is anticipated to remain at the current level during the balance of the fiscal year.

Cost of services sold in the first quarter of fiscal 2000 was $209,373 or 81.7% of sales as compared to $181,318 or 62.1% of sales in the first quarter of fiscal 1999. This increase in the cost of services sold percentage is primarily due to a slight increase in warranty repairs.


                                      (12)

                                                                       FORM 10-Q

Product development expenses were $708,633 in the first quarter of fiscal 2000 or 13.8% of product sales as compared to $675,937 or 19.2% of product sales in the first quarter of fiscal 1999. The percentage decrease was due to a 45% increase in the level of product sales. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $1,287,638 or 23.9% of total sales in the first quarter of fiscal 2000 versus $1,239,575 or 32.5% of total sales for the same period a year ago. The dollar increase is primarily due to marketing expenses directly applicable to the significant increase in sales of automotive diagnostic products during the quarter. The current level of operating expenses is expected to continue for the remainder of the fiscal year.

Interest expense was $14,947 in the first quarter of fiscal 2000 which compares with $17,913 in the first quarter of fiscal 1999. This was due to the decrease in long-term debt applicable to the Waekon acquisition in February, 1998.

Other income decreased by $6,272 during the first quarter of fiscal 2000 due to a reduction in interest income on short term investments caused by the use of cash to fund higher working capital requirements.

Net income in the first quarter of fiscal 2000 was $226,391 which compares with a net loss of $247,074 in the first quarter of fiscal 1999. The change was due primarily to a $1,566,000 increase in sales.

Unshipped customer orders as of December 31, 1999 were $3,618,000 versus $3,148,000 at December 31, 1998. The $470,000 increase in backlog is due to higher orders for automotive products. Almost all of this increase in backlog is expected to be shipped in the second quarter of fiscal 2000.

                         Liquidity and Capital Resources
                         -------------------------------

Total current assets were $10,251,667, $10,186,061 and $9,777,531 at December 31, 1999, September 30, 1999 and December 31, 1998, respectively. The increase from December to December is due to a $654,000 increase in accounts receivable due to a higher sales, and a $319,000 increase in deferred and refundable income taxes offset by a $212,000 decrease in cash and a $280,000 decrease in inventory. The increase in current assets since September, 1999 is due to a higher cash balance.

Working capital as of December 31, 1999 amounted to $8,093,760 as compared with $8,441,870 a year earlier. The decrease was do to an increase in the current portion of long-term debt reflecting the restructuring of the earn out contract applicable to the acquisition of Waekon Industries in February, 1998. Current assets were 4.8 times current liabilities and total cash and receivables were
1.8 times current liabilities. These ratios compare to 7.3 and 2.7, respectively, at December 31, 1998.



                                      (13)

                                                                       FORM 10-Q

Internally generated funds during the three months ended December 31, 1999 were $569,477 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $285,921. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2000.

Shareholders' equity during the three months ended December 31, 1999 increased by $226,391 which was the net income earned during the period.

The Company has a credit agreement with its financial lender that provides for a revolving credit facility of $5,000,000 at December 31, 1999. The agreement expires at the end of February, 2000 and provides for interest at the prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants. The Company is in the annual process of renewing its credit arrangement with its financial lender. Although no assurance can be given, management of the Company believes that a renewal may be obtained on terms which are similar to its current credit facility.

                         Year 2000 Readiness Disclosure
                         ------------------------------

In late fiscal 1997 the Company began its review of Year 2000 issues with emphasis placed on information technology systems software and hardware. During fiscal 1998 the Company expanded its review to include non-information technology systems and the readiness of key third parties, primarily suppliers and customers. The Company used internal resources to make its assessment. The Company determined that its primary information systems software and hardware were not Year 2000 compliant and decided to replace non-compliant equipment and software. Training and testing occurred throughout all of fiscal 1998. Installation began in early fiscal 1999 and has been completed. The system is functioning properly. The Company's review of non-information technology systems and the readiness of key third parties is complete. Based on assessment efforts to date, the Company has yet to experience any significant problems internally or with suppliers and customers in connection with Year 2000 compliance. Nevertheless, additional dates in the future exist which could potentially cause computer system failures. Failure of our internal computer systems or software, or of systems maintained by third parties such as suppliers, customers, public utilities and the government, to operate properly with regard to the Year 2000 and thereafter could result in a material adverse effect on the Company's business and operating results. The Company's most likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of the Company to process orders and to deliver product to customers in a timely manner. Though the Company does not expect a material adverse impact on operations, contingency plans are completed. Such plans primarily involve the use of alternative suppliers and transportation vendors. Costs associated with the Company's assessment and remediation of Year 2000 issues are not expected to be material in fiscal 2000. The Company has used cash and cash equivalents to fund such costs.


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





                                      (15)

                                                                       FORM 10-Q


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. There were no materials changes in the Company's exposure to market risk from September 30, 1999.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

a) The following exhibits are included herein: (11) Statement re: Computation of earnings per share. (27) Financial Data Schedule

b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     February 14, 2000                        HICKOK INCORPORATED
         -----------------                        -------------------
                                                      (Registrant)




                                 /s/ E. T. Nowakowski
                                 --------------------
                                 E.T. Nowakowski, Chief Financial Officer



                                      (16)