Form 10-Q
period 2000-03-31
HICKOK INC
filed 2000-05-15
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____ .

Commission File No. 0-147



                               HICKOK INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Ohio                                             34-0288470
----------------------------------          ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


10514 Dupont Avenue; Cleveland, Ohio                                     44108
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number including area code               (216) 541-8060
-------------------------------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


                                                        Yes [ X ]    No [  ]

       As of MAY 15, 2000, 744,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                        Three months ended                Six months ended
                                            March 31,                          March 31,
                                -----------------------------       ---------------------------
                                     2000              1999              2000           1999
                                -----------       -----------       -----------      -----------
Net Sales
  Product Sales                 $ 4,013,571       $ 4,229,911       $ 9,137,963      $ 7,752,478
  Service Sales                     382,212           350,762           638,439          642,621
                                -----------       -----------       -----------      -----------

    Total Net Sales               4,395,783         4,580,673         9,776,402        8,395,099

Costs and Expenses:
  Cost of Product Sold            2,210,939         2,662,524         5,038,208        4,776,185
  Cost of Service Sold              234,692           254,135           444,065          435,453
  Product Development               753,172           682,594         1,461,805        1,358,531
  Operating Expenses              1,428,945         1,338,261         2,716,583        2,577,836
  Interest Charges                    9,485            15,397            24,432           33,310
  Other (Income) Expense             27,097           (13,730)           11,465          (35,634)
                                -----------       -----------       -----------      -----------
                                  4,664,330         4,939,181         9,696,558        9,145,681
                                -----------       -----------       -----------      -----------

   Income (Loss) before
    Income Taxes                   (268,547)         (358,508)           79,844         (750,582)

Income (Recovery of)
  Income Taxes                      (94,100)         (132,700)           27,900         (277,700)
                                -----------       -----------       -----------      -----------
  Net Income (Loss)             $  (174,447)      $  (225,808)      $    51,944      $  (472,882)
                                ===========       ===========       ===========      ===========

Earnings per Common Share:
--------------------------
  Net Income (Loss)             $      (.15)      $      (.18)      $       .04      $      (.39)
                                ===========       ===========       ===========      ===========

Earnings per Common Share
  Assuming Dilution:
-------------------------
  Net Income (Loss)             $      (.15)      $      (.18)      $       .04      $      (.39)
                                ===========       ===========       ===========      ===========


Dividends per Share             $       .10       $       .15       $       .10      $       .15
                                ===========       ===========       ===========      ===========


See Notes to Consolidated Financial Statements.


                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                March 31,     September 30,       March 31,
                                                 2000            1999              1999
                                              -----------      -----------      -----------
                                              (Unaudited)         (Note)           (Unaudited)
Assets
------
Current Assets
--------------
  Cash and Cash Equivalents                   $   438,411      $   533,579      $   562,607
  Trade Accounts Receivable - Net               3,098,711        3,377,291        2,679,770
  Inventories                                   5,886,646        5,708,098        5,790,256
  Deferred Income Taxes                           315,900          315,900          196,000
  Prepaid Expenses                                 95,793           51,569           72,752
  Refundable Income Taxes                         199,624          199,624          171,663
                                              -----------      -----------      -----------
        Total Current Assets                   10,035,085       10,186,061        9,473,048
        --------------------                  -----------      -----------      -----------


Property, Plant and Equipment
-----------------------------
  Land                                            229,089          229,089          226,738
  Buildings                                     1,565,021        1,565,021        1,541,245
  Machinery and Equipment                       4,317,051        3,973,241        4,170,802
                                              -----------      -----------      -----------
                                                6,111,161        5,767,351        5,938,785

  Less:  Allowance for Depreciation             3,816,127        3,542,098        3,638,611
                                              -----------      -----------      -----------

          Total Property - Net                  2,295,034        2,225,253        2,300,174
          --------------------                -----------      -----------      -----------


Other Assets
------------
  Goodwill - Net of Amortization                1,856,058        1,833,324        1,887,430
  Deferred Charges - Net of Amortization           23,152           35,752           43,194
  Deposits                                          1,750            1,750            3,226
                                              -----------      -----------      -----------

          Total Other Assets                    1,880,960        1,870,826        1,933,850
          ------------------                  -----------      -----------      -----------


          Total Assets                        $14,211,079      $14,282,140      $13,707,072
          ============                        ===========      ===========      ===========



NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.




                                       (3)

                                                                       FORM 10-Q


                                                 March 31,       September 30,   March 31,
                                                   2000              1999          1999
                                               (Unaudited)          (Note)      (Unaudited)
                                               -----------      -----------      ---------
Liabilities
-----------
Current Liabilities
-------------------
  Short-term Financing                         $   650,000      $   100,000      $        --
  Current Portion of Long-Term Debt                102,071          132,616          134,729
  Trade Accounts Payable                           414,365          682,950          463,519
  Accrued Payroll & Related Expenses               506,021          440,107          457,606
  Accrued Expenses                                 191,161          180,481          132,783
  Accrued Income Taxes                             204,371          176,757               --
                                               -----------      -----------      -----------

               Total Current Liabilities         2,067,989        1,712,911        1,188,637
               -------------------------       -----------      -----------      -----------


Deferred Income Taxes                               41,500           41,500          165,000
---------------------                          -----------      -----------      -----------



Long-term Debt                                      59,820          417,928          448,345
---------------------                          -----------      -----------      -----------


Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares;
    744,884 shares outstanding
    excluding 9,586 shares in treasury             744,884          744,884          744,884

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury            454,866          454,866          454,866
  Contributed Capital                              948,803          943,803          948,803
  Retained Earnings                              9,893,217        9,961,248        9,756,537
                                               -----------      -----------      -----------

               Total Stockholders' Equity       12,041,770       12,109,801       11,905,090
               --------------------------      -----------      -----------      -----------

               Total Liabilities and
               Stockholders' Equity            $14,211,079      $14,282,140      $13,707,072
               =====================           ===========      ===========      ===========




                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (Unaudited)

                                                    2000               1999
                                                ------------       ------------
Cash Flows from Operating Activities:
  Cash received from customers                  $ 10,054,982       $  8,413,341
  Cash paid to suppliers and employees            (9,723,098)        (9,013,364)
  Interest paid                                       (9,202)           (58,781)
  Interest received                                    9,751             21,548
  Income taxes (paid) refunded                          (286)           124,962
                                                ------------       ------------
     Net Cash Provided by (Used In)
         Operating Activities                        332,147           (512,294)

Cash Flows from Investing Activities:
  Capital expenditures                              (394,395)          (217,261)
  Decrease in deposits                                    --              1,124
  Payments for business purchased (Net)              (78,192)                --
  Proceeds on sale of assets                           3,900                 --
                                                ------------       ------------
     Net Cash Used in Investing
         Activities                                 (468,687)          (216,137)

Cash Flows from Financing Activities:
  Change in short-term borrowing                     519,455            (27,033)
  Decrease in long-term financing                   (358,108)          (101,130)
  Sale of Class A shares under option                     --              5,850
  Dividends paid                                    (119,975)          (179,963)
                                                ------------       ------------
        Net Cash Provided By (Used in)
         Financing Activities                         41,372           (302,276)
                                                ------------       ------------
Net increase (decrease) in cash and
  cash equivalents                                   (95,168)        (1,030,707)

Cash and cash equivalents at beginning
  of year                                            533,579          1,593,314
                                                ------------       ------------
Cash and cash equivalents at end
  of second quarter                             $    438,411       $    562,607
                                                ============       ============




See Notes to Consolidated Financial Statements.


                                       (5)

                                                                       FORM 10-Q





                                                         2000            1999
                                                      ---------       ---------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                                   $  51,944       $(472,882)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                     353,826         429,388
      Non-cash compensation charge
        related to stock options                             --           1,150
      Loss of disposal of assets                         34,946              --
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                                 278,580          18,242
        Decrease (Increase) in inventories             (178,548)        101,833
        Decrease (Increase) in prepaid
             expenses                                   (44,224)        (33,950)
        Decrease in refundable income
             taxes                                           --          10,149
        Increase (Decrease) in trade
             accounts payable                          (268,585)       (192,783)
        Increase (Decrease) in accrued
             payroll and related expenses                65,914        (147,033)
        Increase (Decrease) in accrued
             expenses                                    10,680         (64,120)
        Increase (Decrease) in accrued
             income taxes                                27,614        (162,288)
                                                      ---------       ---------
          Total Adjustments                             280,203         (39,412)
                                                      ---------       ---------
          Net Cash Provided by (Used In)
            Operating Activities                      $ 332,147       $(512,294)
                                                      =========       =========





                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2000

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.    INVENTORIES

      Inventories are valued at the lower of cost or market and consist of the following:

                                      March 31,             Sept. 30,              March 31,
                                        2000                  1999                   1999
                                     -----------           -----------            ----------

      Components                     $ 2,780,306           $ 3,336,853           $ 3,287,010
      Work-in-Process                  1,806,584             1,408,952             1,325,117
      Finished Product                 1,299,756               962,293             1,178,129
                                     -----------           -----------           -----------

                                     $ 5,886,646           $ 5,708,098           $ 5,790,256
                                     ===========           ===========           ===========

3.    CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS

       Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 134,300 Class A shares were outstanding at March 31, 2000 (106,500 shares at September 30, 1999 and 113,600 shares at March 31, 1999) at prices ranging from $2.925 to $17.25 per share. Options for 27,800 shares and 23,000 shares were granted during the three month periods ended December 31, 1999 and December 31, 1998 respectively, at a price of $5.00 and $7.125 per share respectively, and all options are exercisable.



                                       (7)

                                                                     FORM 10-Q

       Options for 2,000 Class A shares were exercised at $2.925 per share during the first quarter period ended December 31, 1998 and resulted in non-cash compensation to the optionee of $1,150. Options for 1,000 shares and 4,000 shares were cancelled during the three month periods ended March 31, 1999 and December 31, 1998 respectively.

       No other options were granted, exercised or cancelled during the three or six month periods presented under the Employee Plans.

       The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 42,000 Class A shares were outstanding at March 31, 2000 (36,000 shares at September 30, 1999 and March 31, 1999) at prices ranging from $7.125 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2000 and March 31, 1999, at a price of $8.50 and $7.125 per share respectively. Options for 6,000 Class A shares expired during the three month period ended March 31, 1999. All outstanding options under the Directors Plans become fully exercisable on February 25, 2003.

       Unissued shares of Class A common stock (631,166 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

       The Company declared a $.10 per share special dividend on its Class A and Class B common shares on February 23, 2000 payable March 31, 2000 to shareholders of record March 15, 2000. A special dividend of $.15 per share on Class A and Class B common shares, payable January 22, 1999 to shareholders of record January 4, 1999, was declared on December 9, 1998.



                                       (8)

                                                                       FORM 10-Q

4.    EARNINGS PER COMMON SHARE

      Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:


                                      Three Months Ended                   Six Months Ended
                                           MARCH 31,                            MARCH 31,
                                -----------------------------       ------------------------------
                                    2000              1999               2000            1999
                                -----------       -----------       -----------      -----------
  BASIC EARNINGS PER SHARE
  Income (Loss) available
    to common stockholders      $  (174,447)      $  (225,808)      $    51,994      $  (472,882)

  Shares denominator              1,199,750         1,199,750         1,199,750        1,199,080

  Per share amount              $      (.15)      $      (.18)      $       .04      $      (.39)
                                ===========       ===========       ===========      ===========

  EFFECT OF DILUTIVE
    SECURITIES
  Average shares
    outstanding                   1,199,750         1,199,750         1,199,750        1,199,080
  Stock options                          --                --             6,929               --
                                -----------       -----------       -----------      -----------
                                  1,199,750         1,199,750         1,206,679        1,199,080

  DILUTED EARNINGS PER SHARE
  Income (Loss) available
    to common stockholders      $  (174,447)      $  (225,808)      $    51,944      $  (472,882)

  Per share amount              $      (.15)      $      (.18)      $       .04      $      (.39)
                                ===========       ===========       ===========      ===========


Options to purchase 176,300 and 149,600 shares of common stock during the second quarter of fiscal 2000 and the second quarter of fiscal 1999, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the six month period of fiscal 2000 and the six month period of fiscal 1999 options to purchase 130,500 and 149,600 shares of common stock, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.




                                       (9)

                                                                     FORM 10-Q

5.       PURCHASE

         On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. which has been accounted for under the purchase method of accounting. The Company initially paid $2,221,302 for the assets consisting of accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company also recorded as goodwill closing costs related to the purchase ($205,216) and the present value of an earn out contract ($585,892). In December 1999 the Company renegotiated and accelerated the terms of the future earn out contract incurring an additional amount due of $78,192 deemed to be additional purchase price and recorded as an increase in goodwill. The revised earn out balance ($61,943) has been classified as a current liability at March 31, 2000. Goodwill is being amortized over 20 years.

6.       SEGMENT AND RELATED INFORMATION

         The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments. The information for 1999 has been restated from the prior year's presentation in order to conform to the current-year presentation.

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



                                      (10)

                                                                      FORM 10-Q

INFORMATION BY INDUSTRY SEGMENT IS SET FORTH BELOW:

                                             Three Months Ended                        Six Months Ended
                                                   March 31,                             March 31,
                                     --------------------------------       -------------------------------
                                         2000                1999               2000               1999
                                      ------------       ------------       ------------       ------------
  NET REVENUE
  Indicators and Gauges               $    657,015       $    683,720       $  1,188,977       $  1,292,018
  Automotive Diagnostic Tools
   and Equipment                         3,738,768          3,896,953          8,587,425          7,103,081
                                      ------------       ------------       ------------       ------------

                                      $  4,395,783       $  4,580,673       $  9,776,402       $  8,395,099
                                      ============       ============       ============       ============



  INCOME (LOSS) FROM OPERATIONS
  Indicators and Gauges               $    176,733       $    167,403       $    272,486       $    282,225
  Automotive Diagnostic Tools
   and Equipment                           298,036            289,440          1,235,912            575,363
  General Corporate Expenses              (743,316)          (815,351)        (1,428,554)        (1,608,170)
                                      ------------       ------------       ------------       ------------

                                      $   (268,547)      $   (358,508)      $     79,844       $   (750,582)
                                      ============       ============       ============       ============

  ASSET INFORMATION
  Indicators and Gauges                                                     $  1,287,980       $   1,413,370
  Automotive Diagnostic Tools
   and Equipment                                                               9,734,094           9,270,096
  Corporate                                                                    3,189,005           3,023,606
                                                                            ------------       -------------
                                                                            $ 14,211,079       $  13,707,072
                                                                            ============       =============
  GEOGRAPHICAL INFORMATION
  Included in the consolidated
  financial statements are
  the following amounts related to
  geographical locations:

  REVENUE:
     United States                    $  3,967,784       $  4,383,397       $  9,212,770       $   7,871,049

     Canada                                 82,942            142,855            163,636             347,669
     Other foreign countries               345,057             54,421            399,996             176,381
                                      ------------       ------------       ------------       -------------


                                      $  4,395,783       $  4,580,673       $ 9,776,402        $   8,395,099
                                      ============       ============       ============       =============



                                      (11)

                                                                     FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations, Second Quarter (January 1, 2000 through March 31, 2000
               Fiscal 2000 Compared to Second Quarter Fiscal 1999
-------------------------------------------------------------------------------

                         REPORTABLE SEGMENT INFORMATION

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $657,015 and $683,720 for the second quarter of fiscal 2000 and fiscal 1999, respectively and $1,188,977 and $1,292,018 for the first six months of fiscal 2000 and fiscal 1999, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. Revenue in this segment was $3,738,768 and $3,896,953 for the second quarter of fiscal 2000 and fiscal 1999, respectively and $8,587,425 and $7,103,081 for the first six months of fiscal 2000 and fiscal 1999, respectively.

                              RESULTS OF OPERATIONS

Product sales for the quarter ended March 31, 2000 were $4,013,571 versus $4,229,911 for the quarter ended March 31, 1999. The 5.1% decrease in product sales in the current quarter was volume related and due primarily to a decrease in automotive diagnostic sales to the aftermarket. The company anticipates that the level of product sales experienced in the second quarter is expected to increase modestly in the third and fourth quarters of the fiscal year based on current quote and order levels within the company's automotive product segment.

Service sales for the quarter ended March 31, 2000 were $382,212 versus $350,762 for the quarter ended March 31, 1999. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2000 was $2,210,939 or 55.1% of product sales as compared to $2,662,524 or 62.9% of product sales in the second quarter of 1999. This decrease in the cost of product sold percentage was due primarily to a change in product mix. The current cost of product sold percentage is anticipated to increase slightly during the balance of the fiscal year due to a change in product mix.


                                      (12)

                                                                       FORM 10-Q

Cost of service sold for the quarter ended March 31, 2000 was $234,692 or 61.4% of service sales as compared to $254,135 or 72.4% of service sales in the quarter ended March 31, 1999. The dollar decrease was due to improved pricing related to a change in product mix.

Product development expenses were $753,172 in the second quarter of fiscal 2000 or 18.8% of product sales as compared to $682,594 or 16.1% of product sales in the second quarter of fiscal 1999. The percentage increase is due to a 5% decrease in product sales and to a 10% increase in product development expenditures related to higher expenses on several products in the final stages of development. The level of expenditures incurred during the second quarter of fiscal 2000 is expected to decrease slightly in the last two quarters of fiscal 2000.

Operating expenses in the most recent quarter were $1,428,945 or 32.5% of total sales versus $1,338,261 or 29.2% of total sales for the same period a year ago. Most of the dollar increase represents higher marketing expenses applicable to automotive product sales to the aftermarket. The current level of operating expenses is anticipated to decrease slightly in the third and fourth quarters of the fiscal year due to cost containment.

Interest expense was $9,485 in the second quarter of fiscal 2000, as compared to $15,397 in the second quarter of fiscal 1999. This decrease was due primarily to a reduction in long term debt associated with the Waekon acquisition in February 1998. The current level of interest expense will continue for the remainder of fiscal 2000.

Other expense of $27,097 compares with other income of $13,730 in the same quarter last year. The difference is due to a $34,946 loss on the disposal of equipment in the second quarter of fiscal 2000.

The net loss in the second quarter of fiscal 2000 was $174,447 as compared with a net loss of $225,808 in fiscal 1999. This change was primarily due to an improvement in gross product margin due to a change in product mix, offset, in part, by increases in product development and operating expense.

Unshipped customer orders as of March 31, 2000 were $5,734,000 versus $3,861,000 at March 31, 1999. The primary reason for the increase reflects higher orders for automotive diagnostic sub assemblies from a Tier 1 supplier to a large automotive OEM. The company anticipates that most of the increase in backlog will be shipped in the second half of fiscal 2000.

             RESULTS OF OPERATIONS, SIX MONTHS ENDED MARCH 31, 2000
                   COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

Product sales for the six months ended March 31, 2000 were $9,137,963 versus $7,752,478 for the same period in fiscal 1999. The increase is volume related and due entirely to higher sales of automotive diagnostic products in the first three months of fiscal 2000.


                                      (13)

                                                                       FORM 10-Q



The current level of product sales is anticipated to increase modestly over the last six months of the fiscal year based on current quote and order levels within the Company's automotive product segment.

Service sales for the six months ended March 31, 2000 were $638,439 compared with $642,621 for the same period in fiscal 1999. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $5,038,208 or 55.1% of product sales as compared to $4,776,185 or 61.6% of product sales for the six months ended March 31, 1999. This decrease in the cost of product sold percentage was due to a change in product mix and to operating efficiencies realized at the manufacturing level due to a 18% increase in product sales. The cost of product sold percentage should increase slightly in the second half of the fiscal year due to a change in product mix.

Cost of service sold was $444,065 or 69.6% of service sales compared with $435,453 or 67.8% of service sales for the six months ended March 31, 1999.

Product development expenses were $1,461,805 or 16.0% of product sales as compared to $1,358,531 or 17.5% of product sales for the six months ended March 31, 1999. The percentage decrease is due to a 18% increase in product sales. The current level of product development expenditures is expected to decrease slightly in the second half of the fiscal year.

Operating expenses were $2,716,583 for the six months ended March 31, 2000 or 27.8% of total sales versus $2,577,836 or 30.7% of total sales for the six months ended March 31, 1999. Most of the dollar increase represents higher marketing expenses applicable to automotive product sales to the aftermarket.

Interest expense was $24,432 for the six months ended March 31, 2000, and $33,310 for the same period in 1999. This decrease was due to a reduction in long term debt associated with the Waekon acquisition in February 1998. The current level of interest expense will continue for the remainder of fiscal 2000.

Other expense of $11,465 compares with other income of $35,634 in the same period last year. The difference is due to a reduction in interest income on short term investments and to a $34,946 loss on the disposal of equipment in the second quarter of fiscal 2000.

Net income for the six months ended March 31, 2000 was $51,944 compared with a net loss of $472,882 for the six months ended March 31, 1999. The change was due primarily to an increase in automotive diagnostic product sales and to an improvement in gross product margin due to a change in product mix and to operating efficiencies at the manufacturing level.





                                      (14)

                                                                       FORM 10-Q

                       LIQUIDITY AND CAPITAL RESOURCES

Total current assets were $10,035,085, $10,186,061 and $9,473,048 at March 31,
2000, September 30, 1999 and March 31, 1999, respectively. The increase from March to March was due primarily to a $418,941 increase in accounts receivable and, to a lesser extent, to a $96,390 increase in inventory. The increase in receivables was due to lower than normal payments from customers as of the end of the current quarter and was entirely made up within the first two weeks of April 2000. Inventory was up due to an anticipated increase in shipments in the third fiscal quarter. Between September 1999 and March 2000 current assets decreased by $150,976 due to a reduction in cash and accounts receivable, proceeds of which were used, in part, to reduce trade payables.

Working capital as of March 31, 2000 amounted to $7,967,096. This compares to $8,284,411 a year earlier. Current assets were 4.9 times current liabilities and total cash and receivables were 1.7 times current liabilities. These ratios compare to 8.0 and 2.7, respectively, at March 31, 1999

Internally generated funds were $332,147 during the six months ended March 31, 2000 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $394,395 and long-term debt payments of $358,108. The shortfall was made up primarily by an increase in short term financing. Management of the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2000.

Shareholders' equity during the six months ended March 31, 2000 decreased by $68,031 ($.06 per share) resulting from net income of $51,944 less a $119,975 payment of dividends.

In February 2000 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2001 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.

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


                                      (15)

                                                                   FORM 10-Q


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


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. There were no material changes in the Company's exposure to market risk from September 30, 1999.




                                      (16)

                                                                    FORM 10-Q


PART II.  OTHER INFORMATION
---------------------------

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on February 23, 2000, the following individuals were elected to the Board of Directors:

                                             VOTES FOR       VOTES WITHHELD
   Robert L. Bauman                           1,681,511             4,398
   Harry J. Fallon                            1,681,911             3,998
   T. Harold Hudson                           1,681,511             4,398
   James T. Martin                            1,681,471             4,438
   Michael L. Miller                          1,681,511             4,398
   James Moreland                             1,681,971             3,938
   Janet H. Slade                             1,681,511             4,398


For information on how the votes have been tabulated for the above matter, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on February 23, 2000.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
         --------------------------------

a) The following exhibits are included herein: (10) Third Amendment to Loan Agreement, dated February 15, 2000 by and between the Company and Huntington National Bank. (11) Statement re: Computation of earnings per share. (27) Financial Data Schedule

b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     May 15, 2000                            HICKOK INCORPORATED
                                                      (Registrant)




                                    /s/ E. T. Nowakowski
                                    E. T. Nowakowski, Chief Financial Officer



                                      (17)