Form 10-Q
period 2000-06-30
HICKOK INC
filed 2000-08-14
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 or


           Transition Report Pursuant to Section 13 or 15(d) of the Securities
----------
Exchange Act of 1934 for the Transition Period From ______ to ______.

Commission File No. 0-147



                               HICKOK INCORPORATED

--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

       Ohio                                                 34-0288470
----------------------------                   ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


10514 DuPont Avenue; Cleveland, Ohio                                       44108
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                 (216) 541-8060
--------------------------------------------------------------------------------

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

As of AUGUST 14, 2000, 762,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:


                                                       HICKOK INCORPORATED
                                                 CONSOLIDATED INCOME STATEMENTS
                                                           (Unaudited)



                                        Three months ended                    Nine months ended
                                             June 30,                               June 30,
                                   -----------------------------        ------------------------------
                                    2000              1999                  2000               1999
                                   -----------       -----------        ------------       -----------
Net Sales
  Product Sales                   $ 3,780,369        $ 4,756,887        $12,918,332         $12,509,365
  Service Sales                       412,878            351,966          1,051,317             994,587
                                  -----------        -----------        -----------         -----------
    Total Net Sales                 4,193,247          5,108,853         13,969,649          13,503,952

Costs and Expenses:
  Cost of Product Sold              2,181,791          2,912,228          7,219,999           7,688,413
  Cost of Service Sold                286,476            233,955            730,541             669,408
  Product Development                 650,871            700,178          2,112,676           2,058,709
  Operating Expenses                1,315,809          1,230,091          4,032,392           3,807,927
  Interest Charges                     17,083             16,504             41,515              49,814
  Other (Income) Expense              425,474             (8,199)           436,939             (43,833)
                                  -----------        -----------        -----------         -----------
                                    4,877,504          5,084,757         14,574,062          14,230,438
                                  -----------        -----------        -----------         -----------
Income (Loss) before
 Income Taxes                        (684,257)            24,096           (604,413)           (726,486)

Income (Recovery of)
  Taxes                              (239,400)             8,900           (211,500)           (268,800)
                                  -----------        -----------        -----------         -----------

Net Income (Loss)                 $  (444,857)       $    15,196        $  (392,913)        $  (457,686)
                                  ===========        ===========        ===========         ===========

EARNINGS PER COMMON SHARE:

  Net Income (Loss)               $      (.37)       $       .01        $      (.33)        $      (.38)
                                  ===========        ===========        ===========         ===========

EARNING PER COMMON SHARE
  ASSUMING DILUTION:

  Net Income (Loss)               $      (.37)       $       .01        $      (.33)        $      (.38)
                                  ===========        ===========        ===========         ===========

Dividends per Share               $     - 0 -        $     - 0 -        $       .10         $       .15
                                  ===========        ===========        ===========         ===========



See Notes to Consolidated Financial Statements.



                                       (2)



                                CONSOLIDATED BALANCE SHEETS


                                            June 30,      September 30,    June 30,
                                              2000             1999          1999
                                          -----------     -------------   -----------
                                          (Unaudited)        (Note)       (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                $   392,907   $   533,579     $   432,848
  Trade Accounts Receivable - Net            2,539,995     3,377,291       3,641,543
  Inventories                                6,171,636     5,708,098       5,866,519
  Deferred Income Taxes                        315,900       315,900         196,000
  Prepaid Expenses                              93,770        51,569          37,802
  Refundable Income Taxes                      241,810       199,624         162,763
                                           -----------   -----------     -----------
          TOTAL CURRENT ASSETS               9,756,018    10,186,061      10,337,475
                                           -----------   -----------     -----------
PROPERTY, PLANT AND EQUIPMENT
  Land                                         229,089       229,089         226,738
  Buildings                                  1,454,222     1,565,021       1,541,245
  Machinery and Equipment                    3,924,392     3,973,241       4,397,330
                                           -----------   -----------     -----------
                                             5,607,703     5,767,351       6,165,313

  Less: Allowance for Depreciation           3,529,468     3,542,098       3,828,477
                                           -----------   -----------     -----------
         TOTAL PROPERTY - NET                2,078,235     2,225,253       2,336,836
                                           -----------   -----------     -----------



OTHER ASSETS

  Goodwill - Net of Amortization             1,828,002     1,833,324       1,860,351
  Deferred Charges - Net of Amortization        16,852        35,752          36,398
  Deposits                                       1,750         1,750           1,850
                                           -----------   -----------     -----------
         TOTAL OTHER ASSETS                  1,846,604     1,870,826       1,898,599
                                           -----------   -----------     -----------
         TOTAL ASSETS                      $13,680,857   $14,282,140     $14,572,910
                                           ===========   ===========     ===========



NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.


See Notes to Consolidated Financial Statements.



                                       (3)

                                                                       FORM 10-Q




                                                    June 30,            September 30,        June 30,
                                                      2000                  1999               1999
                                                  -------------         -------------       -----------
                                                   (Unaudited)             (Note)           (Unaudited)
LIABILITIES
CURRENT LIABILITIES
  Short-term Financing                            $   703,000           $   100,000         $   475,000
  Current Portion of Long-term Debt                   102,071               132,616             134,729
  Trade Accounts Payable                              255,693               682,950             693,789
  Accrued Payroll & Related Expenses                  401,780               440,107             574,644
  Accrued Expenses                                    387,044               180,481             177,236
  Accrued Income Taxes                                   --                 176,757                --
                                                  -----------           -----------         -----------

               TOTAL CURRENT LIABILITIES            1,849,588             1,712,911           2,055,398
                                                  -----------           -----------         -----------

LONG-TERM LIABILITIES
  Deferred Income Taxes                                41,500                41,500             165,000
  Long-Term Debt                                       51,731               417,928             432,226
  Other Long-Term Liabilities                         134,125                  --                  --
                                                  -----------           -----------         -----------

               TOTAL LONG-TERM LIABILITIES            227,356               459,428             597,226
                                                  -----------           -----------         -----------

STOCKHOLDERS' EQUITY
  Class A, $1.00 par value;
    authorized 3,750,000 shares; 746,884 shares
    outstanding(744,884 shares at September 30,
    1999 and at June 30, 1999) excluding 9,586
    shares in treasury                                746,884               744,884             744,884

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury               454,866               454,866             454,866
  Contributed Capital                                 953,803               948,803             948,803
  Retained Earnings                                 9,448,360             9,961,248           9,771,733
                                                  -----------           -----------         -----------

          TOTAL STOCKHOLDERS' EQUITY               11,603,913            12,109,801          11,920,286
                                                  -----------           -----------         -----------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY               $13,680,857           $14,282,140         $14,572,910
                                                  ===========           ===========         ===========



                                       (4)


                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                  2000                1999
                                             -------------      -------------
Cash Flows from Operating Activities:
  Cash received from customers               $ 14,806,945       $ 12,560,421
  Cash paid to suppliers and employees        (14,505,352)       (13,522,232)
  Interest paid                                   (30,210)           (63,185)
  Interest received                                 9,777             24,252
  Income taxes (paid) refunded                     (7,443)           124,962
                                             ------------       ------------

     Net Cash Provided by (Used in)
         Operating Activities                     273,717           (875,782)

Cash Flows from Investing Activities:
  Capital expenditures                           (436,205)          (443,789)
  Decrease in deposits                               --                2,500
  Proceeds on sale of assets                        7,875               --
  Payments for business purchased (Net)           (78,192)              --
                                             ------------       ------------

     Net Cash Used in Investing
         Activities                              (506,522)          (441,289)

Cash Flows from Financing Activities:
  Change in short-term borrowing                  572,455            447,967
  Decrease in long-term financing                (366,197)          (117,249)
  Sale of Class A shares under option               5,850              5,850
  Dividends paid                                 (119,975)          (179,963)
                                             ------------       ------------

        Net Cash Provided by (Used in)
         Financing Activities                      92,133            156,605
                                             ------------       ------------

Net increase (decrease) in cash and
  cash equivalents                               (140,672)        (1,160,466)

Cash and cash equivalents at beginning
  of year                                         533,579          1,593,314
                                             ------------       ------------

Cash and cash equivalents at end
  of third quarter                           $    392,907       $    432,848
                                             ============       ============




See Notes to Consolidated Financial Statements.



                                       (5)

                                                                       FORM 10-Q



                                                        2000             1999
                                                     -----------     -----------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

Net Income (Loss)                                    $(392,913)      $(457,686)

Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                      531,068         653,129
    Non-cash compensation charge
      related to stock options                           1,150           1,150
    Loss (Gain) on disposal of assets                  146,694              --
    Changes in assets and liabilities:
      Decrease (Increase) in accounts
           receivable                                  837,296        (943,531)
      Decrease (Increase) in inventories              (463,538)         25,570
      Decrease (Increase) in prepaid
           expenses                                    (42,201)          1,000
      Decrease (Increase) in refundable
           Income taxes                                (42,186)         19,049
      Increase (Decrease) in trade
           accounts payable                           (427,257)         37,487
      Increase (Decrease) in accrued
           payroll and related expenses                (38,327)        (29,995)
      Increase (Decrease) in accrued
           expenses                                    206,563         (19,667)
      Increase (Decrease) in accrued
           income taxes                               (176,757)       (162,288)
      Increase (Decrease) in other
           long-term liabilities                       134,125              --
                                                     ---------       ---------

        Total Adjustments                              666,630        (418,096)
                                                     ---------       ---------

        Net Cash Provided by (Used in)
          Operating Activities                       $ 273,717       $(875,782)
                                                     =========       =========




                                       (6)

                                                                       FORM 10-Q



                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2000



1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.    INVENTORIES

      Inventories are valued at the lower of cost or market and consist of the following:

                                      June 30,              Sept. 30,              June 30,
                                        2000                  1999                   1999
                                     -----------           -----------           -----------
      Components                     $ 3,033,549           $ 3,336,853           $ 3,472,175
      Work-in-Process                  1,703,516             1,408,452             1,107,173
      Finished Product                 1,434,571               962,293             1,287,171
                                     -----------           -----------           -----------

                                     $ 6,171,636           $ 5,708,098           $ 5,866,519
                                     ===========           ===========           ===========

3.    CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS

      Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 132,300 Class A shares were outstanding at June 30, 2000 (106,500 shares at September 30, 1999 and 113,600 shares at June 30, 1999) at prices ranging from $2.925 to $17.25 per share. Options for 27,800 shares and 23,000 shares were granted during the three month periods ended December 31, 1999 and December 31, 1998 respectively, at a price of $ 5.00 and $7.125 per share respectively, and all options are exercisable. Options for 2,000 shares were exercised at $2.925 per share during the three month period ended June 30, 2000 resulting in non-cash compensation to the optionee of $1,150. Options for 2,000 shares were execised at $2.925 per share during the three month period ended December 31, 1998 resulting in non-cash compensation to the optionee of $1,150. Options for 1,000 shares were cancelled during the three month period ended March 31, 1999.


                                       (7)

                                                                       FORM 10-Q



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


      No other options were granted, exercised or cancelled during the three, six or nine month periods under the Employee Plans.

      The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 30,000 Class A shares were outstanding at June 30, 2000 (36,000 shares at September 30, 1999 and June 30, 1999) at prices ranging from $7.125 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2000 and March 31, 1999, at a price of $8.50 and $7.125 per share, respectively. Options for 6,000 shares expired during the three month period ended March 31, 1999. Options for 12,000 shares were cancelled during the three month period ended June 30, 2000. All outstanding options under the Directors Plans become fully exercisable on February 25, 2003.

      Unissued shares of Class A common stock (617,166 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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


                                       (8)

                                                                       FORM 10-Q

4.    EARNINGS PER COMMON SHARE

      Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:



                                            Three Months Ended                 Nine Months Ended
                                                 June 30,                           June 30,
                                         --------------------------         -----------------------------
                                            2000           1999                2000              1999
                                         ----------     -----------         ------------    -------------
BASIC EARNINGS PER SHARE
Income (Loss) available
  to common stockholders                $  (444,857)     $   15,196         $  (392,913)     $  (457,686)

Shares denominator                        1,200,564       1,199,750           1,201,235        1,199,303

  Per share amount                      $      (.37)     $      .01         $      (.33)     $      (.38)
                                        ===========      ==========         ===========      ===========

EFFECT OF DILUTIVE
    SECURITIES
  Average shares
  Outstanding                             1,200,564       1,199,750           1,201,235        1,199,303

Stock options                                  --            13,995                --               --
                                        -----------      ----------         -----------      -----------
                                          1,200,564       1,213,745           1,201,235        1,199,303

DILUTED EARNINGS PER SHARE
Income (Loss) available
  to common stockholders                $  (444,857)     $   15,196         $  (392,913)     $  (457,686)

Per share amount                        $      (.37)     $      .01         $      (.33)     $      (.38)
                                        ===========      ==========         ===========      ===========


Options to purchase 162,300 and 98,400 shares of common stock during the third quarter of fiscal 2000 and the third quarter of fiscal 1999, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

For the nine month periods ended June 30, 2000 and 1999 options to purchase 162,300 and 149,600 shares of common stock, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.



                                       (9)

                                                                       FORM 10-Q

5.    PURCHASE

      On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. which has been accounted for under the purchase method of accounting. The Company initially paid $2,221,302 for the assets consisting of accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company also recorded as goodwill closing costs related to the purchase ($205,216) and the present value of an earn out contract ($585,892). In December 1999 the Company renegotiated and accelerated the terms of the future earn out contract incurring an additional amount due of $78,192 deemed to be additional purchase price and recorded as an increase in goodwill. The revised earn out balance ($61,943) has been classified as a current liability at June 30, 2000. Goodwill is being amortized over 20 years.

6.    NON-RECURRING CHARGES

      During the third quarter of fiscal 2000, the Company decided to close its Kirkwood, Pennsylvania production facility and incorporate this operation into its existing Greenwood, Mississippi production facility. The actual closing occurred on July 14, 2000. In connection with this decision, the Company recorded charges of $434,015 consisting of future lease payments ($228,375), losses and abandonment of the plant facility and equipment ($111,750) and employee severance and related expenses ($93,890).

      These costs are included in other (income) expense. The corresponding liability consists of a current portion of $200,079 which is included in accrued expenses and a long-term portion of $134,125 which is included in other long-term liabilities.

7.    SEGMENT AND RELATED INFORMATION

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


                                      (10)

                                                                        FORM 10Q

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


                                      (11)

                                                                       FORM 10-Q

INFORMATION BY INDUSTRY SEGMENT IS SET FORTH BELOW:


                                         Three Months Ended                        Nine Months Ended
                                              June  30,                                June  30,
                                     ---------------------------             -----------------------------
                                         2000           1999                     2000             1999
                                     ------------    -----------             ------------    -------------
NET REVENUE
Indicators and Gauges                $   690,423     $   676,907             $ 1,879,400     $ 1,968,925
Automotive Diagnostic Tools
 and Equipment                         3,502,824       4,431,946              12,090,249      11,535,027
                                     -----------     -----------             -----------     -----------
                                     $ 4,193,247     $ 5,108,853             $13,969,649     $13,503,952
                                     ===========     ===========             ===========     ===========

INCOME (LOSS) FROM OPERATIONS
Indicators and Gauges                $   118,762     $   171,685             $   391,248     $   453,910
Automotive Diagnostic Tools
  and Equipment                          268,947         616,339               1,504,859       1,191,702
General Corporate Expenses            (1,071,966)       (763,928)             (2,500,520)     (2,372,098)
                                     -----------     -----------             -----------     -----------
                                     $  (684,257)    $    24,096             $  (604,413)    $  (726,486)
                                     ===========     ===========             ===========     ===========


ASSET INFORMATION
Indicators and Gauges                                                        $ 1,265,569     $ 1,417,002
Automotive Diagnostic Tools
  and Equipment                                                                9,313,926      10,296,293
Corporate                                                                      3,101,362       2,859,615
                                                                             -----------     -----------
                                                                             $13,680,857     $14,572,910
                                                                             ===========     ===========

GEOGRAPHICAL INFORMATION
Included in the consolidated
financial statements are the
following amounts related to
geographical locations:

REVENUE:
     United States                   $ 3,838,469    $ 4,936,987              $13,051,239     $12,808,036
     Canada                              128,118        113,106                  291,754         460,775
     Other foreign countries             226,660         58,760                  626,656     $   235,141
                                     -----------    -----------              -----------     -----------
                                     $ 4,193,247    $ 5,108,853              $13,969,649     $13,503,952
                                     ===========    ===========              ===========     ===========



                                      (12)

                                                                       FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations, Third Quarter (April 1, 2000 through June 30, 2000)
                Fiscal 2000 Compared to Third Quarter Fiscal 1999

   --------------------------------------------------------------------------

                         REPORTABLE SEGMENT INFORMATION

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $690,423 and $676,907 for the third quarter of fiscal 2000 and fiscal 1999, respectively and $1,879,400 and $1,968,925 for the first nine months of fiscal 2000 and fiscal 1999, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. Revenue in this segment was $3,502,824 and $4,431,946 for the third quarter of fiscal 2000 and fiscal 1999, respectively and $12,090,249 and $11,535,027 for the first nine months of fiscal 2000 and fiscal 1999, respectively.

                              RESULTS OF OPERATIONS

Product sales for the quarter ended June 30, 2000 were $3,780,369 versus $4,756,887 for the quarter ended June 30, 1999. The 21% decrease in product sales in the current quarter is volume related and due entirely to a decrease in sales of automotive diagnostic products to the aftermarket. The Company anticipates that the current amount of product sales experienced in the third quarter will increase slightly in the fourth quarter based on recent order levels.

Service sales for the quarter ended June 30, 2000 were $412,878 versus $351,966 for the quarter ended June 30, 1999. The increase was both volume and price related. The current level of service sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2000 was $2,181,791 or 57.7% of product sales as compared to $2,912,228 or 61.2% of product sales in the third quarter of 1999. This decrease in the cost of product sold percentage was due primarily to a change in product mix applicable to sales of higher margin automotive diagnostic products to the aftermarket and other markets. The current cost of products sold percentage is anticipated to decrease slightly during the balance of the fiscal year due to a change in product mix and improved plant utilization.

Cost of service sold for the quarter ended June 30, 2000 was $286,476 or 69.4% of service sales as compared to $233,955 or 66.5% of service sales in the quarter ended June 30, 1999. This increase in the cost of service sold percentage was due to a slight increase in warranty repairs. The cost of service sold percentage is expected to remain at the current level in the fourth quarter of the fiscal year.

Product development expenses were $650,871 in the third quarter of fiscal 2000 or 17.2% of product sales as compared to $700,178 or 14.7% of product sales in the third quarter of fiscal 1999. The dollar decrease was due to a reduction in staff, primarily part-time engineers, due to a temporary reduction in current development projects.


                                      (13)

                                                                       FORM 10-Q



The percentage increase is due primarily to a 21% decrease in product sales. The level of expenditures incurred during the third quarter of fiscal 2000 is expected to continue in the fourth quarter.

Operating expenses in the most recent quarter were $1,315,809 or 31.4% of total sales versus $1,230,091 or 24.1% of total sales for the same period a year ago. The dollar increase in operating expenses is due entirely to higher royalty payments associated with sales of automotive OEM diagnostic products. The current level of operating expenses is expected to continue for the balance of the fiscal year.

Interest expense was $17,083 in the third quarter of fiscal 2000, as compared to $16,504 in the third quarter of fiscal 1999. The current level of interest expense will continue for the remainder of fiscal 2000.

Other expense of $425,474 in the current quarter compares with other income of $8,199 in the same quarter last year. The change is due to recording a one-time charge of $434,015 associated with the decision to close the Company's manufacturing facility in Kirkwood, Pennsylvania. The facility was closed on July 14, 2000 and all production was moved to the Company's Greenwood, Mississippi manufacturing facility. The Company expects to save approximately $600,000 annually as a result of the restructuring. Costs recorded include lease termination expense of $228,375, severance and related payroll expenses of $93,890 and fixed asset impairment costs of $111,750.

The net loss in the third quarter of fiscal 2000 was $444,857 which compared with net income of $15,196 in fiscal 1999. Approximately two-thirds of the change was due to costs associated with the closing of the Company's Kirkwood, Pennsylvania manufacturing facility. The balance of the change was due to a 21% reduction in product sales.

Unshipped customer orders as of June 30, 2000 were $4,745,000 versus $4,095,000 at June 30, 1999. The increase was primarily due to an increase in orders for indicators and gauges ($540,000) and for automotive diagnostic products ($110,000). Almost all of the increase in orders highlighted above are expected to ship in early fiscal 2001.

             Results of Operations, Nine Months Ended June 30, 2000
                   Compared to Nine Months Ended June 30, 1999
             ------------------------------------------------------

Product sales for the nine months ended June 30, 2000 were $12,918,332 versus $12,509,365 for the same period in fiscal 1999. The increase is volume related due to higher sales of automotive diagnostic products during the first three months of fiscal 2000.

Service sales for the nine months ended June 30, 2000 were $1,051,317 compared with $994,587 for the same period in fiscal 1999. The increase was both volume and price related.

Cost of product sold was $7,219,999 or 55.9% of product sales as compared to $7,688,413 or 61.5% product sales for the nine months ended June 30, 1999. This decrease in the cost of product sold percentage was due to a change in product mix and to operating efficiencies realized at the manufacturing level.

Cost of service sold was $730,541 or 69.5% of service sales compared with $669,408 or 67.3% of service sales for the nine months ended June 30, 1999.

Product development expenses were $2,112,676 or 16.4% of product sales as compared to $2,058,709 or 16.5% of product sales for the nine months ended June 30, 1999.


                                      (14)

                                                                       FORM 10-Q



Operating expenses were $4,032,392 for the nine months ended June 30, 2000 or 28.9% of total sales versus $3,807,927 or 28.2% of total sales for the nine months ended June 30, 1999. Most of the dollar increase represents higher marketing expenses applicable to automotive product sales to the aftermarket.

Interest expense was $41,515 for the nine months ended June 30, 2000, and $49,814 for the same period in 1999. This decrease was due to lower long-term debt.

Other expense of $436,939 in first nine months of fiscal 2000 compares with other income of $43,833 in the same period last year. The change was due primarily to recording a one-time charge of $434,015 associated with the decision to close the Company's manufacturing facility in Kirkwood, Pennsylvania.

The net loss for the nine months ended June 30, 2000 was $392,913 compared with a net loss of $457,686 for the nine months ended June 30, 1999. The improvement was due to an increase in gross product margin offset by an increase in other costs of almost $480,000, most of which represented one-time charges associated with the decision to close the Company's manufacturing facility in Kirkwood, Pennsylvania. The facility was closed on July 14, 2000 as a cost saving measure and production was transferred to the Company's Greenwood, Mississippi facility.

                         LIQUIDITY AND CAPITAL RESOURCES

Total current assets were $9,756,018, $10,186,061 and $10,337,475 at June 30,
2000, September 30, 1999 and June 30, 1999, respectively. The decrease from June to June was due primarily to a reduction in accounts receivable due to lower product sales in the last two months of the current quarter versus the comparable period a year ago. Between September 1999 and June 2000, current assets dropped by approximately $430,000 due to a decrease in accounts receivable of $837,000 as a result of lower sales in the current period offset by an increase in inventory of $464,000.

Working capital as of June 30, 2000 amounted to $7,906,430 compared to $8,282,077 a year earlier. Current assets were 5.3 times current liabilities and total cash and receivables were 1.6 times current liabilities. These ratios compare to 5.0 and 2.0, respectively, at June 30, 1999.

Internally generated funds were $273,717 during the nine months ended June 30, 2000 but were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $436,205 and long term debt payments of $366,197. The shortfall was made up by a comparable increase in short term financing. Management of the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2000.

Shareholders' equity during the nine months ended June 30, 2000 decreased by $505,888 ($.42 per share) resulting primarily from a net loss of $392,913 plus a $119,975 payment of dividends.

In February 2000, the Company renewed its credit agreement with its financial lender. The agreement expires in February 2001, and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants.


                                      (15)

                                                                       FORM 10-Q



                         YEAR 2000 READINESS DISCLOSURE

The Company has completed its Year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, additional dates in the future exist which could potentially cause computer system failures. The Company's most likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of the Company to process orders and to deliver product to customers in a timely manner. Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact in its operations.


                           FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, and
(c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (d) the ability of the Company to effectively make the transition from primarily serving OEM customers to serving smaller customers in the automotive aftermarket.


                                      (16)

                                                                       FORM 10-Q



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

b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   AUGUST 14, 2000              HICKOK INCORPORATED
                                        (Registrant)




                                     /s/ E. T. Nowakowski
                                     -----------------------------------------
                                     E. T. Nowakowski, Chief Financial Officer




                                      (17)