Form 10-K405
period 2000-09-30
HICKOK INC
filed 2000-12-21
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2000
                          ------------------------------------------------------

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

                               HICKOK INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                           34-0288470
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  10514 Dupont Avenue, Cleveland, Ohio                              44108
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:        (216) 541-8060
                                                   -----------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 8, 2000, the Registrant had 762,884 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 710,953 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 8, 2000, based on the closing price of $3.50 per Class A Common Share on the Nasdaq Small Cap Market, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $2,488,335. There is no trading market in the shares of Class B Common Stock.

                      Documents Incorporated by Reference:


          PART OF FORM 10-K         DOCUMENT INCORPORATED BY REFERENCE
          -----------------         ----------------------------------

          Part III (Items 10, 11,   Portions of the Registrant's Definitive
          12 and 13)                Proxy Statement to be used in connection
                                    with its Annual Meeting of Shareholders to be held on February 21, 2001.


         Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

         The Company has made three acquisitions in the last seven fiscal years as part of a strategic program to expand both its customer base and its product line utilizing its existing expertise. A new product primarily for the automotive market was added in February, 1994 when the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The fastening business provides computerized equipment to control tools that tighten threaded fasteners on cars, trucks, locomotives and heavy equipment to provide high quality threading applications. General Motors is the primary customer for the Company's fastening systems products. The fastening systems business was fully integrated into Hickok's operations by June, 1994.

         In January, 1996 the Company added new products and customers within the instrumentation area with the acquisition of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The gauge business was fully integrated into Hickok's operations by May, 1996.

         In February, 1998 the Company added new products and customers within the automotive aftermarket with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Waekon manufacturers a variety of testing equipment used by automotive technicians. The Waekon name has become the trademark used by the Company to market its products to the automotive aftermarket. For cost reduction purposes the Company closed its manufacturing facility in Kirkwood, Pennsylvania in July 2000 and moved all production of Waekon products to the Company's manufacturing facility in Greenwood, Mississippi. The Company incurred a restructuring charge of $434,015 but expects to recoup that cost by the end of fiscal 2001.

         The Company's operations are currently concentrated in the United States. Sales are primarily to domestic customers although the Company also makes sales to international customers on a world-wide basis. The Company began to establish international representation in the sales and service area during fiscal 1995.

OPERATING SEGMENT INFORMATION

         The Company's operations are combined into two reportable business segments: 1) indicators and gauges and 2) automotive diagnostic tools and equipment. Reference is made to "Segment and Related Information" on pages 16 and 17 of the Independent Auditors' Report, which is incorporated herein by reference, for financial information relating to operating segments.

         INDICATORS AND GAUGES

         For over fifty years the Company has specialized in developing and manufacturing precision indicating instruments used in aircraft, locomotives and other applications. Within the aircraft market, instruments are sold primarily to manufacturers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 14% of the Company's sales for both fiscal 2000 and fiscal 1999.

         New product development in fiscal 2000 involved the process of certifying the DIGILOG series of instruments with the FAA. This instrument line is a combination analog/digital indicator for the aircraft market which has the potential to provide a a favorable impact in sales in the indicator business segment beginning in late fiscal 2001. Cost of certification is anticipated to be under $50,000 and completion is targeted for the second quarter of fiscal 2001.

     AUTOMOTIVE DIAGNOSTIC TOOLS AND EQUIPMENT

         In the late 1980's the Company began designing and marketing instruments used to diagnose problems and to support the servicing of automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold direct to Ford dealerships and to the aftermarket using jobbers, wholesalers and wagon distributors. The Company increased its aftermarket business with the acquisition in February, 1998 of Waekon Industries which manufactures a variety of testing equipment used by automotive technicians. The acquisition added new distribution sources and significant new products for the aftermarket. The aftermarket currently accounts for approximately 29% of automotive diagnostic and specialty tool sales, the same as in fiscal 1999. As a whole, automotive diagnostic tools and equipment represented approximately 86% of the Company's sales for both fiscal 2000 and fiscal 1999.

         The fastening control system is one of the automotive products sold by the Company. The product resulted from the acquisition of the fastening systems business from Allen-Bradley in February, 1994. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality threading applications. The equipment, especially large networked systems, has been historically sold primarily to General Motors. With the introduction of products such as the pulse tool control and Windows based user station software the Company is attempting to expand its customer base to include tool manufacturers and other car, truck and farm equipment manufacturers. Initial orders from customers other than General Motors are expected in early fiscal 2001.

         The automotive diagnostic equipment business segment requires a steady flow of new products in order for the segment to grow and prosper. This could consist of entirely new products, upgrading existing products, or simply changes in packaging or design of existing products. During fiscal 2000 the following major products were either in development or were introduced to the market. The Wheel Speed Sensor was introduced in early fiscal 2000. This electronic diagnostic tool is used to test a vehicle's ABS braking system. A repair grade and an inspection grade Gas Tank Tester were also introduced in mid-fiscal 2000. These products are used by repair automotive technicians and by state inspection facilities to check the leak rate on automobile gas tanks. Improved Gas Cap Testers were also introduced. These testers quickly check the leak rate of gas caps for inspection or maintenance purposes.

         The Flash Kit, an accessory for the NGS Tester, was introduced in late fiscal 2000. The unit reprograms a Ford automobile's PCM (Powertrain Control Module) which is the "brain" of the car. PCM updates are released periodically by Ford to improve engine performance. Aftermarket technicians who have an NGS unit are the primary buyers of the Flash Kit since it puts them on an equal basis with Ford dealer technicians. Speed Control is an existing accessory that was upgraded in fiscal 2000. This accessory assists automobile technicians in diagnosing problems with electronic speed control devices in Ford automobiles.

         A locksmith version of the NGS Tester was introduced in early fiscal 2000 and now accounts for about 20% of all NGS sales. The unit is used by locksmiths to reprogram a Ford's PCM whenever a replacement key is required.

         During fiscal 2000 several fastening system products were introduced into the market. The pulse tool control is an exciting product as it represents a technological advancement in controlling and calibrating a pulse nut running tool. A pulse tool is ergonomically more user friendly than other nut running tools because it eliminates torque reaction. Windows based user station software was also introduced and a $500,000 initial order was received with shipment in the first quarter of fiscal 2000. This product has been well received since it is easier to use and requires less training than its DOS based predecessor. It can be used with tool controls other than Hickok's.

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

DEPENDENCE UPON SINGLE OR FEW CUSTOMERS

         During the fiscal year ended September 30, 2000, sales to Ford and General Motors Corporation accounted for approximately 34% and 9% respectively of the consolidated sales of the Company. This compares with 32% and 13% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

BACKLOG

         At September 30, 2000, the unshipped customer order backlog totaled $4,640,000 in contrast to $3,652,000 at September 30, 1999 and $2,493,000 at
September 30, 1998. The increase in fiscal 2000 is due to higher orders for indicators and gauges of $260,000 and for automotive diagnostic products of $650,000. The increase in fiscal 1999 is due entirely to an increase in orders for automotive diagnostic equipment and components.

GOVERNMENT CONTRACT RENEGOTIATION

         No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. The amount of revenue derived from Government contracts is currently minimal and not material.

COMPETITIVE CONDITIONS

         The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Snap-On, SPX Corporation, Hewlett-Packard, GenRad and Vetronix which dominate the total available market in terms of total sales. With regard to fastening systems products, competition comes from both companies that make the equipment to control fastening tools and from tool makers themselves. Specific companies include Beta Tech, Atlas Copco, and Stanley. The instrumentation industry is composed primarily of companies which specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company expensed as incurred product development costs of $2,740,315 in fiscal 2000, $2,805,592 in 1999, and $3,028,011 in 1998. These
expenditures included engineering product support and development of manuals for both of the Company's business segments.

COMPLIANCE WITH ENVIRONMENTAL PROVISIONS

         The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

NUMBER OF PERSONS EMPLOYED

         Total employment by the Company at September 30, 2000 was 223 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION CONCERNING FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

         During the fiscal year ended September 30, 2000, all manufacturing, research and development and administrative operations were conducted in the United States. Revenues derived from export sales approximated $1,304,000 in 2000, $871,000 in 1999, and $627,000 in 1998. Shipments to Canada make up the majority of export sales.

ITEM 2. DESCRIPTION OF PROPERTIES

         As of December 1, 2000, the Company had facilities in the United States as shown below:

                                                                                       Owned or
      LOCATION           SIZE                   DESCRIPTION                             LEASED
      ---------         -------                 -----------                             ------
      Cleveland,        37,000       Two-story brick construction;                      Owned
      Ohio              sq. ft.      used for corporate administrative
                                     headquarters, marketing and product
                                     development with limited manufacturing.

      Greenwood,        63,000       One-story modern concrete block                    Leased, with annual
      Mississippi       sq. ft.      construction; used for manufacturing               renewal options
                                     instruments, test equipment, and fastening         extending through 2061.
                                     systems products.


      Kirkwood,         19,600       Two, single story, metal and concrete              Leased with optional
      Pennsylvania      sq. ft.      block buildings, not currently used.               renewal through 2008



         The Company closed the Kirkwood facility on July 14, 2000 and moved all manufacturing to its Greenwood, Mississippi facility. Management believes that the Cleveland and Greenwood facilities are adequate to provide for current and anticipated business.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT*

         The following is a list of the executive officers of the Company as of September 30, 2000. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993. He has been President since 1991. For at least five years prior to 1991 he held the office of Vice President. Mr. Nowakowski was elected Vice President, Finance and Chief Financial Officer by the Board of Directors in December, 1993. He joined the Company in July, 1993 and for at least five years prior to 1993 was a Vice President with Huntington National Bank in Cleveland, Ohio. Mr. Thomas Bauman was elected Vice President, Sales by the Board of Directors in May, 1999. He joined the Company in April, 1998.

              OFFICE                                   OFFICER                            AGE
              ------                                   -------                            ---
      Chairman, President and                      Robert L. Bauman                        60
      Chief Executive Officer

      Vice President, Finance                      Eugene T. Nowakowski                    56
      and Chief Financial Officer

      Vice President, Sales                        Thomas F. Bauman                        57

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

                                                       PRICES FOR THE YEARS ENDED:
                                                       ---------------------------

                                      SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                      ------------------                         ------------------
                                   HIGH                LOW                    HIGH                LOW
                                   ----                ---                    ----                ---
      First Quarter                7 3/8              5                       9                  6 3/8
      Second Quarter               9 1/4              5 3/4                   8                  6 3/4
      Third Quarter                6 7/8              4 3/4                   7 3/4              7 3/8
      Fourth Quarter               6                  3 7/8                   8                  7 3/8


         b) HOLDERS

         As of December 8, 2000, there were approximately 511 holders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

         c) DIVIDENDS

         In fiscal 2000 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares on March 31, 2000. In fiscal 1999 the Company paid a special dividend of $.15 per share on its Class A and Class B Common Shares, on January 22, 1999. In fiscal 1998 the Company paid a special dividend of $.10 per share on its Class A and Class B Shares on January 23, 1998. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA

                                                         FOR THE YEARS ENDED SEPTEMBER 30
                                                         --------------------------------

                                    2000             1999             1998            1997            1996
                                    ----             ----             ----            ----            ----

                                                 (In Thousands of Dollars, except per share amounts)

Net Sales                          $18,275          $18,827          $20,768         $21,159         $26,171
                                   =======          =======          =======         =======         =======

Net Income (Loss)                  $  (411)         $  (268)         $ 1,034         $   605         $   960
                                   =======          =======          =======         =======         =======

Working Capital                    $ 7,923          $ 8,473          $ 8,818         $ 9,279         $ 8,625
                                   =======          =======          =======         =======         =======

Total Assets                       $13,767          $14,282          $15,047         $13,736         $13,981
                                   =======          =======          =======         =======         =======

Long-term Debt                     $   156          $   418          $   549         $   127              --
                                   =======          =======          =======         =======         =======

Total Stockholders' Equity         $11,642          $12,110          $12,551         $11,617         $11,235
                                   =======          =======          =======         =======         =======

Net Income (Loss) Per Share        $  (.34)         $  (.22)         $   .86         $   .51         $   .80
                                   =======          =======          =======         =======         =======

Dividends Declared
    Per Share:

         Class A                   $   .10          $   .15          $   .10         $   .20         $   .10

         Class B                   $   .10          $   .15          $   .10         $   .20         $   .10

Stockholders' Equity

    Per Share:                     $  9.56          $ 10.09          $ 10.48         $  9.71         $  9.42

Return on Sales                       (2.2%)           (1.4%)            5.0%            2.9%            3.7%

Return on Assets                      (2.9%)           (1.8%)            7.2%            4.4%            6.3%

Return on Equity                      (3.5%)           (2.2%)            8.6%            5.3%            8.9%

Closing Stock Price                $  4.50          $  7.56          $  6.88         $  8.25         $ 12.50

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

         Approximately seven years ago the Company initiated a strategy to use existing expertise to diversify its customer base and add new products within its various product classes. The strategy has been implemented using acquisitions and building a market oriented organization.

         In February, 1998 the Company significantly increased its automotive aftermarket business with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Sales of aftermarket products now account for 29% of automotive diagnostic and specialty tool sales, the same as in fiscal 1999. Waekon manufactures a variety of automotive diagnostic equipment and specialty tools used by automotive technicians. The acquisition cost $2,221,302 and was recorded as an asset purchase. Because of its positive position in the industry, the Waekon name has become the trademark used by the Company to market its products to the automotive aftermarket.

         In July, 2000 the Company closed its manufacturing facility in Kirkwood, Pennsylvania and moved production of Waekon products to the Company's facility in Greenwood, Mississippi. The Company incurred a restructuring charge of $434,015 but expects to achieve annual cost savings of approximately $600,000 as a result of the decision.

         The timing of order releases in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. Orders for such equipment can be large, are subject to customer release, and may result in substantial variations in quarterly sales and earnings. There were no large orders of this nature in either of the past two fiscal years. The primary reason for this was the Company's efforts in recent years to diversify its customer base. However, in future years the introduction of new products could result in a significant increase in order levels which may result in substantial variations in quarterly sales and earnings. The Company is not aware of any seasonal factors which could cause a similar variation in quarterly operating results.

         Short-term earnings also can be affected by levels of expenditures for product development. Introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the ongoing success of this business segment. Consequently, expenditures for product development have been and will continue to be significant to the Company's operations.

         The Company's order backlog as of September 30, 2000 totaled
$4,640,000 as compared to $3,652,000 as of September 30, 1999 and $2,493,000 as
of September 30, 1998 The increase in fiscal 2000 is due to higher orders for indicators and gauges of $260,000 and for fastening control products of $650,000. Most of the backlog at September 30, 2000 is expected to be shipped by the end of the current fiscal year. The increase in fiscal 1999 was due to higher orders for automotive diagnostic equipment and components.

REPORTABLE SEGMENT INFORMATION

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

         AUTOMOTIVE DIAGNOSTIC TOOLS AND EQUIPMENT

         This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both direct and to the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added significant new products and distribution sources for the aftermarket. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. This equipment provides high quality threading applications. The product was added in fiscal 1994 when the Company acquired the fastening systems business from Allen-Bradley Company.

RESULTS OF OPERATIONS

         Sales for the fiscal year ended September 30, 2000 declined to $18,274,626, a decrease of approximately 3% from fiscal 1999 sales. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $532,000, Service revenue was essentially unchanged in fiscal 2000 versus fiscal 1999. The reduction in product sales occurred in the automotive diagnostic equipment segment, primarily sales to OEM accounts as the Company continues to emphasize its aftermarket business. Aftermarket sales were unchanged in fiscal 2000 for several reasons. Sales of emissions products were negatively impacted as several states delayed implementation of gas cap and gas tank testing for at least a year. Introduction of the Flash Kit, which was expected to be a significant revenue generator, was delayed until late fiscal 2000 resulting in minimal impact on fiscal 2000 sales. The company anticipates that overall product sales will increase approximately 10% in fiscal 2001 primarily due to an increase in sales of automotive aftermarket products based on higher orders already booked and the market's positive reception to existing product offerings. The current level of service revenue is expected to increase approximately 20% based on new programs and price increases planned for fiscal 2001.

         Sales for the fiscal year ended September 30, 1999 declined slightly to $18,826,827, a decrease of approximately 9% from fiscal 1998 sales. This decrease in sales was primarily volume-driven and attributable to lower product sales of approximately $2,161,000, or 11%, offset by a $220,000 or 19% increase in service revenue. Service revenue was up due to an increase in billable repairs on automotive products. The reduction in product sales occurred in the first six months of fiscal 1999 primarily in the automotive diagnostic and fastening systems product classes. Sales of automotive diagnostic products in fiscal 1999 dropped by $707,000 or 7% due to a $2,031,000 or 20% reduction in OEM sales offset by a $1,324,000 or 49% increase in automotive product sales to the aftermarket. Sales of fastening systems products dropped by $899,000 or 32% due to a continued reduction in orders from General Motors for large networked systems.

         Cost of products sold in fiscal 2000 was $9,423,727 or 55.8% of net product sales. In fiscal 1999 cost of products sold was $10,606,454 or 60.9% of net product sales. Cost of products sold during fiscal 1998 was $10,678,809 or 54.5% of net product sales. The decrease in the percentage of cost of products sold applicable to product sales between fiscal 2000 and fiscal 1999 was due to a change in product mix and to operating efficiencies realized at the manufacturing level. The increase in the percentage of cost of products sold between fiscal 1999 and fiscal 1998 was due primarily to product mix as sales of lower margin automotive diagnostic products to the aftermarket and other markets represented a larger proportion of total product sales. The cost of products sold percentage should increase slightly in fiscal 2001 due to a change in product mix.

         Cost of services sold in fiscal 2000 was $1,087,177 or 78.6% of net service sales. Cost of services sold during fiscal 1999 was $935,231 or 66.7% of net service sales. Cost of services sold during fiscal 1998 was $885,731 or 74.9% of net service sales. The increase in the cost of services sold as a percentage of net service sales between fiscal 2000 and fiscal 1999 is primarily due to a change in product mix and a slight increase in warranty repair charges. The reduction in the cost of services sold percentage between fiscal 1999 and fiscal 1998 was due to volume related operating efficiencies. The percentage of cost of services sold relative to net service sales is expected to improve slightly in fiscal 2001.

         Product development expenditures in fiscal 2000 were $2,740,315 which was 2% lower than expenditures of $2,805,592 in fiscal 1999. This decrease reflects efficiencies resulting from ongoing technology improvements in engineering systems and procedures. Product development expenditures in fiscal 1999 were $2,805,592 which was 7% lower than fiscal 1998 expenditures of $3,028,214. This decrease was due to a reduction in engineering and development expenditures on products completed or nearing completion in fiscal 1999 such as the Gas Cap and Gas Tank Testers and the pulse tool control. It is anticipated that the amount spent on product development in fiscal 2001 will be slightly lower than the amount spent in fiscal 2000 due to operating efficiencies while continuing to support the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket.

         Marketing and administrative expenses amounted to $5,357,063 which was 29.3% of net sales in fiscal 2000; $5,106,577 or 27.1% of net sales in fiscal 1999; and $4,824,995, or 23.2% of net sales in fiscal 1998. Expenditures in fiscal 2000 were 5% higher than fiscal 1999 due to an increase in commissions and royalties associated with certain aftermarket product sales. Expenditures in fiscal 1999 were 6% higher than fiscal 1998 due to the inclusion of Waekon for a full twelve months. The Company anticipates that marketing and administrative expenses will remain unchanged in fiscal 2001 due to cost containment measures already in place.

         Interest charges were $60,367 in fiscal 2000 compared with $68,171 in fiscal 1999 and $58,908 in fiscal 1998. The decrease in interest charges in fiscal 2000 compared to fiscal 1999 was due to a reduction in long term debt incurred with the Waekon acquisition in February, 1998. The increase in interest charges in fiscal 1999 compared to fiscal 1998 was due to the inclusion for all of fiscal 1999 of long-term debt associated with the Waekon acquisition.

         In fiscal 2000, a restructuring charge of $434,015 was recorded due to the closing in July, 2000 of the Company's manufacturing facility in Kirkwood, Pennsylvania. These charges were composed of $228,375 (including $22,500 relating to the current fiscal year) of future lease payments, $111,750 of losses on the abandonment of the plant facility and equipment and $93,890 of employee severance and related expenses. The Company expects to realize pre-tax operating cost savings of approximately $600,000 annually as the facility in Greenwood, Mississippi has taken over all manufacturing formerly performed in Kirkwood.

         Other expense of $6,366 in fiscal 2000 compares with other income of $51,527 in fiscal 1999. The change was primarily due to losses on fixed asset disposals. Other income of $51,527 in fiscal 1999 and $145,642 in fiscal 1998, consisted of interest income on short-term investments and discounts on purchases.

         Income taxes in fiscal 2000 were a negative $423,800 which represents a recovery of income taxes at a 50.8% effective tax rate. In fiscal 1999 income taxes were a negative $375,500 which represents a recovery of income taxes at a 58.3% effective tax rate. The recovery rate in both fiscal 2000 and fiscal 1999 exceeded the normal tax rate of 37% due to the recognition of both current and prior year research and development tax credits in an amount greater than what was previously estimated. Income taxes in fiscal 1998 were $403,000 which represents a 28.0% effective tax rate. The effective tax rate in fiscal 1998 was below the normal rate also due to the recognition of research and development tax credits in an amount greater than what was estimated at the end of the prior year. It is anticipated that the effective tax rate in fiscal 2001 will approach the rate experienced in fiscal 1998 due to the anticipated existence of research and development tax credits. Management anticipates that increased sales volume, as evidenced by the increase in order backlog, combined with operating efficiencies due to the restructuring of the Kirkwood, Pennsylvania operation will generate sufficient taxable income during the carryforward period to fully realize the deferred tax benefits thereby reducing future federal income taxes payable.

         The net loss in fiscal 2000 was $410,604, or $.34 per share which was an increase of $142,433 as compared with the net loss of $268,171, or $.22 per share, in fiscal 1999. Net income in fiscal 1998 was $1,034,400, or $ .86 per share. The change in fiscal 2000 versus fiscal 1999 was primarily due to a restructuring charge of $434,015 which represented a one-time charge associated with the decision to close the Company's manufacturing facility in Kirkwood, Pennsylvania. The facility was closed on July 14, 2000 as a cost saving measure and production was transferred to the Company's Greenwood, Mississippi facility. The change in fiscal 1999 versus fiscal 1998 was due primarily to a decrease in automotive diagnostic sales to the OEM market and a decrease in fastening systems sales of large networked systems. These reduced sales occurred in the first six months of fiscal 1999. In addition, there was a reduction in gross product margin due to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and non OEM markets represented a larger proportion of total product sales.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets of $9,891,765 at September 30, 2000 were 5.0 times current liabilities and the total of cash and receivables was 1.7 times current liabilities. These ratios compare to 5.9 and 2.3 respectively at the end of fiscal 1999. Total current assets were down approximately $294,000 from the previous year end due primarily to a reduction in accounts receivable of approximately $357,000 caused by lower sales in the last half of fiscal 2000.

         Working capital at September 30, 2000 was $7,923,233 as compared to $8,473,150 a year ago. The decrease was due a decrease in cash and in accounts receivable totaling approximately $577,000, proceeds of which were used to fund, in part, non-operating cash requirements.

         During the fiscal year the Company's business may require an increase in inventory of work-in-process and finished goods in order to meet anticipated delivery schedules. Whenever there may be a requirement to increase inventory in fiscal 2001 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $5,000,000 revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

         Internally generated funds in fiscal 2000 were $220,557 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $405,703 and long-term debt payments of $466,936. The primary reason for the negative cash flow from operations was the net loss for the fiscal year of $410,604 and a $281,144 reduction in accounts payable. In fiscal 1999 internally generated funds were a negative $370,925 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and long-term debt payments of $460,954 and $160,693 respectively. The primary reason for the negative cash flow from operations was a $679,279 increase in accounts receivable. In fiscal 1998 internally generated funds were a positive $1,867,048 and were more than adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $390,290 and long-term debt payments of $65,306. Despite an anticipated slight increase in accounts receivable in fiscal 2001 due to higher sales, the Company expects internally generated funds in fiscal 2001 from operating activities, primarily net income, to be adequate to fund approximately $400,000 of capital expenditures in addition to $131,000 due on the current portion of long-term debt. Most of the capital expenditures will be made to upgrade engineering and manufacturing equipment.

         In February, 2000 the Company amended an existing credit agreement with its financial lender. The agreement expires in February, 2001 and provides for an unsecured revolving credit facility of $5,000,000 with interest at the prime commercial rate with a LIBOR option and is unsecured. At September 30, 2000, the Company had $668,000 outstanding under this loan facility and remains in compliance with its loan covenants. The revolving credit facility is subject to annual review by the Company's lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount may be obtained on acceptable terms.

IMPACT OF INFLATION

         In recent years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy prohibiting the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.

YEAR 2000 READINESS DISCLOSURE

         The Company has completed its Year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, additional dates in the future exist which could potentially cause computer system failures. The Company's most likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of the Company to process orders and to deliver product to customers in a timely manner. Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact in its operations. Costs associated with the Company's assessment and remediation of Year 2000 issues were not material in fiscal 2000. The Company has used cash and cash equivalents to fund such costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $668,000 on its revolving credit facility at September 30, 2000, which is subject to variable rate of interest based on the prime commercial rate with a LIBOR option. Assuming borrowings at September 30, 2000, a one-hundred basis point change in interest rates would affect the Company's pre-tax earnings by approximately $6,700 annualized. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 or Part II of Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.


/s/ MEADEN & MOORE, LTD.

MEADEN & MOORE, LTD.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 17, 2000
CLEVELAND, OHIO


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                               HICKOK INCORPORATED
                                  SEPTEMBER 30

                                     ASSETS


                                                                    2000                1999
                                                               --------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $   313,553          $   533,579
  Accounts receivable - less allowance for
    doubtful accounts of $80,000 ($70,000, 1999)                 3,020,754            3,377,291
  Inventories-less allowance for obsolete inventory
    of $255,000 ($212,000, 1999)                                 5,860,217            5,708,098
  Deferred income taxes                                            400,800              315,900
  Prepaid expenses                                                  34,608               51,569
  Refundable income taxes                                          261,833              199,624
                                                               --------------------------------

        Total Current Assets                                     9,891,765           10,186,061

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                             229,089              229,089
  Buildings                                                      1,486,845            1,565,021
  Machinery and equipment                                        3,706,199            3,973,241
                                                               --------------------------------
                                                                 5,422,133            5,767,351
    Less accumulated depreciation                                3,474,290            3,542,098
                                                               --------------------------------
                                                                 1,947,843            2,225,253

OTHER ASSETS:
  Goodwill-less accumulated amortization of $350,088
    ($238,569, 1999)                                             1,799,999            1,833,324
  Deferred charges - less accumulated amortization
    of $29,285 ($223,785, 1999)                                     10,552               35,752
  Deferred income taxes                                            114,400                   --
  Deposits                                                           2,050                1,750
                                                               --------------------------------
                                                                 1,927,001            1,870,826
                                                               --------------------------------

        Total Assets                                           $13,766,609          $14,282,140
                                                               ================================



See accompanying summary of accounting policies and notes to financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   2000                   1999
                                                               ----------------------------------
CURRENT LIABILITIES:
  Short-term financing                                         $   668,000            $   100,000
  Current portion of earn out and
    capitalized lease payable                                       40,128                132,616
  Trade accounts payable                                           401,806                682,950
  Accrued payroll and related expenses                             443,646                440,107
  Accrued expenses                                                 207,750                180,481
  Accrued income taxes                                             207,202                176,757
                                                               ----------------------------------

        Total Current Liabilities                                1,968,532              1,712,911

DEFERRED INCOME TAXES                                                   --                 41,500

LONG-TERM DEBT:
  Minimum earn out and capitalized lease payable-
    less current portion                                            43,480                417,928
  Other long-term liabilities                                      112,375                     --
                                                               ----------------------------------

        Total Long-Term Liabilities                                155,855                417,928

STOCKHOLDERS' EQUITY:
  Common shares - par value $1.00:
    Class A 3,750,000 shares authorized, 772,470
      shares issued; (754,470 - 1999)                              762,884                744,884
    Class B 1,000,000 convertible shares authorized,
      475,533 shares issued                                        454,866                454,866
  Contributed capital                                            1,599,598              1,554,598
  Treasury shares - 9,586 Class A shares and
    20,667 Class B shares                                         (605,795)              (605,795)
  Retained earnings                                              9,430,669              9,961,248
                                                               ----------------------------------

        Total Stockholders' Equity                              11,642,222             12,109,801
                                                               ----------------------------------

        Total Liabilities and Stockholders' Equity             $13,766,609            $14,282,140
                                                               ==================================



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                               HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30

                                                    2000                  1999                 1998
                                                --------------------------------------------------------
NET SALES
  Product sales                                 $16,891,799           $17,424,101           $19,585,276
  Service sales                                   1,382,827             1,402,726             1,183,086
                                                --------------------------------------------------------

        Total net sales                          18,274,626            18,826,827            20,768,362

COSTS AND EXPENSES:
  Cost of products sold                           9,423,727            10,606,454            10,678,809
  Cost of services sold                           1,087,177               935,231               885,731
  Product development                             2,740,315             2,805,592             3,028,211
  Marketing and administrative
    expenses                                      5,357,063             5,106,577             4,824,995
  Interest charges                                   60,367                68,171                58,908
  Restructuring charge                              434,015                    --                    --
  Other (income) expense                              6,366               (51,527)             (145,692)
                                                --------------------------------------------------------
                                                 19,109,030            19,470,498            19,330,962
                                                --------------------------------------------------------
        Income (Loss) before Provision
          for Income Taxes                         (834,404)             (643,671)            1,437,400

PROVISION FOR (RECOVERY OF)
  INCOME TAXES:
  Current                                          (183,000)             (132,100)              416,000
  Deferred                                         (240,800)             (243,400)              (13,000)
                                                --------------------------------------------------------
                                                   (423,800)             (375,500)              403,000
                                                --------------------------------------------------------

        NET INCOME (LOSS)                       $  (410,604)          $  (268,171)          $ 1,034,400
                                                ========================================================

NET INCOME (LOSS) PER
  COMMON SHARE                                  $      (.34)          $      (.22)          $       .86
                                                ========================================================

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                        1,204,276             1,199,416             1,196,602
                                                ========================================================



See accompanying summary of accounting policies and notes to financial statements


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               HICKOK INCORPORATED
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                                                COMMON STOCK -
                                                                               $1.00 PAR VALUE
                                                                               ---------------
                                                      RETAINED
                                                      EARNINGS            CLASS A            CLASS B
                                                     -----------------------------------------------
Balance at September 30, 1997                        $9,494,607           $740,984          $454,866

  Dividend of $.10 per Class A and B shares            (119,625)              --                --
  Sale of Class A shares under option                      --                1,900              --
  Net income                                          1,034,400               --                --
                                                     -----------------------------------------------

Balance at September 30, 1998                        10,409,382            742,884           454,866

  Dividend of $.15 per Class A and B shares            (179,963)              --                --
  Sale of Class A shares under option                      --                2,000              --
  Net Loss                                             (268,171)              --                --
                                                     -----------------------------------------------

Balance at September 30, 1999                         9,961,248            744,884           454,866

  Dividend of $.10 per Class A and B shares            (119,975)              --                --
  Sale of Class A shares under option                      --               18,000              --
  Net Loss                                             (410,604)              --                --
                                                     -----------------------------------------------

Balance at September 30, 2000                        $9,430,669           $762,884          $454,866
                                                     ===============================================


See accompanying summary of accounting policies and notes to financial statements


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                     CONTRIBUTED          TREASURY
                                                     CAPITAL               SHARES               TOTAL
                                                     ----------------------------------------------------
Balance at September 30, 1997                        $1,532,398          $(605,795)          $11,617,060

  Dividend of $.10 per Class A and B shares                  --                 --              (119,625)
  Sale of Class A shares under option                    17,200                 --                19,100
  Net income                                                 --                 --             1,034,400
                                                     ----------------------------------------------------

Balance at September 30, 1998                         1,549,598           (605,795)           12,550,935

  Dividend of $.15 per Class A and B shares                  --                 --              (179,963)
  Sale of Class A shares under option                     5,000                 --                 7,000
  Net Loss                                                   --                 --              (268,171)
                                                     ----------------------------------------------------

Balance at September 30, 1999                         1,554,598           (605,795)           12,109,801

  Dividend of $.10 per Class A and B shares                  --                 --              (119,975)
  Sale of Class A shares under option                    45,000                 --                63,000
  Net Loss                                                   --                 --              (410,604)
                                                     ----------------------------------------------------

Balance at September 30, 2000                        $1,599,598          $(605,795)          $11,642,222
                                                     ====================================================


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              HICKOK INCORPORATED
                        FOR THE YEARS ENDED SEPTEMBER 30

                                                     2000                   1999                   1998
                                                -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 18,631,163           $ 18,147,548           $ 21,882,134
  Cash paid to suppliers and employees           (18,495,372)           (18,601,050)           (19,341,978)
  Interest paid                                      (85,509)               (71,934)               (26,232)
  Interest received                                   19,039                 25,753                 94,048
  Income taxes (paid) refunded                       151,236                128,758               (740,924)
                                                -----------------------------------------------------------

  Net Cash Provided by (Used in)
    Operating Activities                             220,557               (370,925)             1,867,048

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (405,703)              (460,954)              (390,290)
  Change in deposits                                    (300)                 2,600                    101
  Proceeds on sale of assets                           9,875                  4,350                 44,743
  Payments for business purchased                    (78,194)                  --               (2,426,518)
                                                -----------------------------------------------------------

  Net Cash Used in Investing
    Activities                                      (474,322)              (454,004)            (2,771,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term borrowings                   568,000                100,000                   --
  Decrease in long-term financing                   (466,936)              (160,693)               (65,306)
  Sale of Class A shares under option                 52,650                  5,850                 14,816
  Dividends paid                                    (119,975)              (179,963)              (119,625)
                                                -----------------------------------------------------------

  Net Cash Provided by (Used in)
    Financing Activities                              33,739               (234,806)              (170,115)
                                                -----------------------------------------------------------

Decrease in Cash and Cash
  Equivalents                                       (220,026)            (1,059,735)            (1,075,031)

Cash and Cash Equivalents at
  Beginning of Year                                  533,579              1,593,314              2,668,345
                                                -----------------------------------------------------------

Cash and Cash Equivalents at
  End of Year                                   $    313,553           $    533,579           $  1,593,314
                                                ===========================================================


See accompanying summary of accounting policies and notes to financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                               2000                1999                 1998
                                                            ----------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  Net income (Loss)                                         $(410,604)          $(268,171)           $1,034,400
  ADJUSTMENTS TO  RECONCILE NET INCOME TO
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
      Depreciation and amortization                           651,870             746,919               746,804
      Non-cash compensation                                    10,350              53,721                 4,284
      Loss on disposal of assets                              158,087               5,710                13,346
      Deferred income taxes                                  (240,800)           (243,400)              (13,000)
      CHANGES IN ASSETS AND LIABILITIES:
        Decrease (Increase) in accounts receivable            356,537            (679,279)            1,108,772
        Decrease (Increase) in
          inventories                                        (152,119)            183,991              (288,444)
        Decrease (Increase) in prepaid expenses                16,961             (12,767)                3,167
        Increase in refundable income taxes                   (62,209)            (17,812)             (181,812)
        Increase (Decrease) in trade
          accounts payable                                   (281,144)             26,648              (370,073)
        Increase (Decrease) in accrued payroll and
          related expenses                                      3,539            (164,532)              145,062
        Increase (Decrease) in other accrued
          expenses and other long-term liabilities            139,644             (16,422)             (192,346)
        Increase (Decrease) in accrued
          income taxes                                         30,445              14,469              (143,112)
                                                            ----------------------------------------------------

                Total Adjustments                             631,161            (102,754)              832,648
                                                            ----------------------------------------------------

                Net Cash Provided by (Used in)
                  Operating Activities                      $ 220,557           $(370,925)           $1,867,048
                                                            ====================================================



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



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               HICKOK INCORPORATED
                        SEPTEMBER 30, 2000, 1999 AND 1998

1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiaries ("Company") develop and manufacture products used by companies in the transportation industry. Among the products are indicators and gauges sold to companies in aircraft and locomotive markets. On a much larger scale, the Company manufactures diagnostic equipment used by automotive technicians to test the various electronic systems in automobiles. Also within the automotive segment, the Company manufactures equipment to control the nut running process in an assembly plant. The Company serves the automotive, locomotive and general aviation markets predominately in North America. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

        PRODUCT CLASSES                    2000            1999            1998
        ---------------                   --------------------------------------
        Automotive Test Equipment          73.8%           73.2%           69.2%
        Fastening Systems                  10.7            11.0            14.1
        Indicating Instruments             14.1            13.6            13.6
        Other Product Classes               1.4             2.2             3.1
                                          --------------------------------------

        Total                             100.0%          100.0%          100.0%
                                          ======================================

Current operating properties consist of a manufacturing plant in Greenwood, Mississippi, and a corporate headquarters, marketing and product development facility in Cleveland, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiaries since date of acquisition. Significant intercompany transactions and balances have been eliminated in the financial statements.

CONCENTRATION OF CREDIT RISK:
The Company sells its products and services primarily to customers in the United States and to a lesser extent overseas. The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise 58% of outstanding receivables at September 30, 2000 (86% in 1999). Sales to two customers, each of which were in excess of 10% of total sales, approximated $6,300,000 and $1,700,000 (2000),$6,100,000 and
$2,400,000 (1999), $9,400,000 and $2,500,000 (1998). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

REVENUE RECOGNITION:
The Company records sales as manufactured items are shipped to customers. Revenue from development contracts is recognized as earned under terms of the contracts. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2000.



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

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

                                              2000                1999
                                           ------------------------------
Raw materials and component parts          $2,950,611          $3,336,853
Work-in-process                             1,821,531           1,408,952
Finished products                           1,088,075             962,293
                                           ------------------------------

                                           $5,860,217          $5,708,098
                                           ==============================

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized.

The depreciation policy of the Company is generally as follows:

                CLASS                              METHOD                   RATE
                --------------------------------------------------------------------
                Buildings                       Straight-line           2-1/2 to 4%
                Machinery and equipment         Straight-line           8 to 33-1/3%
                Tools and dies                  Straight-line           33-1/3%

Depreciation, including depreciation on capitalized leases, amounted to $515,151
(2000), $593,314 (1999), and $596,878 (1998).

INTANGIBLE ASSETS:
Deferred charges represent patents and software implementation costs and are being amortized over 3 years. Software implementation costs were incurred to support and enhance internal information systems. Goodwill is being amortized on a straight-line basis over 15 to 20 years. Amortization of intangibles amounted to $136,719 (2000), $153,605 (1999) and $149,926 (1998). The Company reviews goodwill and other intangibles for impairment when impairment indicators, such as significant changes in market conditions, changes in product mix or management focus, and a potential sale or disposition, arise. In most instances, the Company will use the undiscounted cash flow method, but the market value method is used if the Company is considering a sale or disposition.

ADVERTISING COSTS:
Advertising costs are expensed as incurred.

INCOME TAXES:
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

INCOME PER COMMON SHARE:
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 8.

CASH AND EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2000 amounted to $382,107.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform with current year presentation.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

3. SHORT-TERM FINANCING

The Company has an unsecured credit agreement of $5,000,000 which matures in February, 2001 with interest at the bank's prime commercial rate with a LIBOR option. The agreement includes covenants with which the Company has complied. Selected details of short-term borrowings are as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                      AMOUNT     INTEREST RATE
                                                     --------    -------------
Balance at September 30, 2000                        $668,000        9.32%
Average during 2000                                  $296,850        9.30%
Maximum during 2000 (month end)                      $703,000        9.50%

Balance at September 30, 1999                        $100,000        7.88%
Average during 1999                                  $ 55,836        7.99%
Maximum during 1999 (month end)                      $475,000        7.75%

4. LEASES

OPERATING:
The Company leases a facility and certain equipment under operating leases expiring through February, 2003.

The Company's minimum commitments under operating leases are as follows:

                                         2001            $54,347
                                         2002             26,073
                                         2003              8,265
                                                         -------
                                           Total         $88,685
                                                         =======

Rental expense under these commitments was $153,465 (2000), $178,509 (1999) and $171,176 (1998).

CAPITAL:
During 2000, the Company purchased equipment under a capital lease obligation, replacing equipment purchased in 1997. The obligation is payable in monthly installments of $3,344 including interest at 8.0% per year until February 2003. The total capital lease obligation payable includes $44,954 remaining on the equipment purchased in 1997. The balance outstanding at September 30, 2000 was $83,608. Minimum annual lease payments under the capital lease are as follows:

                                      2001               $40,128
                                      2002                40,128
                                      2003                11,505
                                                          91,761
        Less amounts representing interest                 8,153
                                                         -------
                                                         $83,608
                                                         =======

The cost and accumulated depreciation of the equipment held under capital lease at September 30, 2000 is as follows:

                                         Cost            $189,578
        Accumulated depreciation/Amortization              74,499
                                                         --------
                                   Book value            $115,079
                                                         ========

A facility held under a capital lease has a net book value of $0 at September 30, 2000. Future minimum lease payments which extend through 2061 are immaterial.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 23,600 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $10,350 (2000), $1,150 (1999) and $4,284 (1998). All options granted under the Employee Plans are exercisable at September 30, 2000.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 51,000 shares (less 21,000 options which were either canceled, expired or unissued) of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 25, 2003.

Transactions involving the plans are summarized as follows:

                                                          WEIGHTED                    WEIGHTED                   WEIGHTED
                                                           AVERAGE                     AVERAGE                    AVERAGE
                                                          EXERCISE                    EXERCISE                   EXERCISE
OPTION SHARES                               2000            PRICE       1999            PRICE      1998            PRICE
-------------------------------------------------------------------------------------------------------------------------
EMPLOYEE PLANS:

Outstanding October 1,                     106,500         $ 9.14       97,600         $ 9.69      78,400         $ 9.47

Granted                                     27,800           5.00       23,000           7.13      24,000          10.50

Canceled                                        --             --      (12,100)         10.72      (2,900)         11.93

Exercised (2000-$2.93 per share)           (18,000)          2.93       (2,000)          2.93      (1,900)          7.80
                                           -------                      ------                     ------

Outstanding September 30,
  (2000-$5.00 to $17.25 per share)         116,300           9.34      106,500           9.14      97,600           9.69
                                           =======                      ======                     ======

Exercisable September 30,                  116,300           9.34      106,500           9.14      97,600           9.69
                                           =======                      ======                     ======

DIRECTORS PLANS:

Outstanding October 1,                      36,000         $13.02       30,000         $14.20      24,000         $14.69

Granted                                      6,000           8.50        6,000           7.13       6,000          12.25

Canceled                                   (12,000)         13.02           --             --          --             --

Exercised                                       --             --           --             --          --             --
                                           -------                      ------                     ------

Outstanding September 30,
  (2000-$7.13 to $18.00 per share)          30,000          12.07       36,000          13.02      30,000          14.20
                                           =======                      ======                     ======

Exercisable September 30,                   20,000          13.86       24,000          15.00      18,000          15.69
                                           =======                      ======                     ======

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation. "Accordingly, the adoption of this statement did not affect the Company's results

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 2000, 1999 and 1998 been determined consistent with FAS 123, pro forma net income and earnings per share would have been as follows:

                                                           2000            1999            1998
                                                        ------------------------------------------
        Net Income (Loss) - as reported                 $(410,604)      $(268,171)      $1,034,400
                                                        ==========================================

                          - pro forma                   $(472,858)      $(308,524)      $  939,672
                                                        ==========================================

        Net Income (Loss) per share - as reported       $    (.34)      $    (.22)      $      .86
                                                        ==========================================

                          - pro forma                   $    (.39)      $    (.26)      $      .79
                                                        ==========================================

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following weighted-average assumptions were used in the option pricing model for 2000, 1999 and 1998 respectively: a risk free interest rate of 5.7%, 6.0% and 5.2%; an expected life of 6, 5 and 5 years; an expected dividend yield of 1.8%, 2.0% and 1.3%; and a volatility factor of .15, .30 and .20.

6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (601,166 and 597,366 shares in 2000 and 1999 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 5). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

7. INCOME TAXES

A reconciliation of the provision for income taxes to the statutory Federal income tax rate is as follows:

                                                        2000              1999                 1998
                                                     --------------------------------------------------
  Income (Loss) before income taxes                  $(834,404)         $(643,671)          $1,437,400
    Statutory rate                                          34%                34%                  34%
                                                     --------------------------------------------------
                                                      (283,697)          (218,848)             488,716

    State and local (recovery of) taxes - net          (18,000)           (23,200)              73,900
    Permanent differences                               16,300            (18,700)             (13,000)
    Research and development credit - net             (129,200)          (109,600)            (105,800)
    Adjustment of estimated research
      and development credit - net                          --             (6,600)             (49,500)
    Other                                               (9,203)             1,448                8,684
                                                     --------------------------------------------------

                                                     $(423,800)         $(375,500)          $  403,000
                                                     ==================================================



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Deferred tax asset (liabilities) consist of the following:

                                                           2000              1999
                                                        ---------------------------
  Current:
    Inventories                                         $  73,600         $  72,000
    Contribution carryforward                                --              25,200
    Research and development credit carryforward          204,000           110,000
    Accrued liabilities                                   123,200           108,700
                                                        ---------------------------
                                                          400,800           315,900
  Noncurrent:
    Depreciation                                         (150,400)         (157,500)
    Research and development credit carryforward          206,200            56,000
    Contribution carryforward                              86,000            60,000
    Amortization                                          (27,400)             --
                                                        ---------------------------
                                                          114,400           (41,500)

                                                        ---------------------------
    Total                                               $ 515,200         $ 274,400
                                                        ===========================

The contribution and research and development credit carryforwards will begin to expire in 2004 and 2019 respectively.

8. EARNINGS PER COMMON SHARE

Earnings per common share are based on the provision of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effect of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

                                               2000                 1999                1998
                                           ----------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
Income (Loss) available to
  common stockholders                      $ (410,604)          $ (268,171)          $1,034,400

Shares denominator                          1,204,276            1,199,416            1,196,602

Per share amount                           $     (.34)          $     (.22)          $      .86
                                           ====================================================

EFFECT OF DILUTIVE SECURITIES
Average share outstanding                   1,204,276            1,199,416            1,196,602

Stock options                                    --                   --                 18,073
                                           ----------------------------------------------------
                                            1,204,276            1,199,416            1,214,675
DILUTED EARNINGS (LOSS) PER SHARE
Income (Loss) available to
  common stockholders                      $ (410,604)          $ (268,171)          $1,034,400

Per share amount                           $     (.34)          $     (.22)          $      .85
                                           ====================================================



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

9. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. The formula takes into account "Economic Profit" in determining the bonus pool. The bonus distribution is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 2000, 1999 and 1998, approximately -0-, -0-, and $73,000, respectively, were expensed.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2000, 1999 and 1998, approximately $37,992, $38,217, and $30,106, respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 2000, 1999 and 1998, approximately $8,000, $22,443 and $5,542 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

10. ACQUISITION

On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. for $2,221,302 which has been accounted for under the purchase method of accounting. The purchase included accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company also recorded as goodwill closing costs related to the purchase ($205,216), and the present value of a five year earn out contract having a minimum required pay out of $585,892. In December 1999, the Company terminated the earn out agreement in exchange for payment of the minimum earn out liability plus an additional payment of $78,194. The $78,194 was treated as an addition to the purchase price. Accordingly, goodwill was increased by the amount of the payment. Goodwill is being amortized over 20 years.

11. RESTRUCTURING CHARGE

During the third quarter of fiscal 2000, the Company decided to close its Kirkwood, Pennsylvania production facility and incorporate this operation into its existing Greenwood, Mississippi production facility. The actual closing occurred on July 14, 2000. In connection with this decision, the Company recorded charges of $434,015 consisting of future lease payments ($228,375), losses and abandonment of the plant facility and equipment ($111,750) and employee severance and related expenses ($93,890). The decision resulted in the termination of most of the Kirkwood workforce, approximately 30 employees.

These costs relate to the automotive diagnostic tools and equipment segment (see note 12). The corresponding liability consists of a current portion of $91,067 which is included in accrued expenses and a long-term portion of $112,375 which is included in other long-term liabilities.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

12. SEGMENT AND RELATED INFORMATION

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments The information for 1998 has been restated from the prior year's presentation in order to conform to the current-year presentation.

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

AUTOMOTIVE DIAGNOSTIC TOOLS AND EQUIPMENT
This segment consists primarily of products designed and manufactured to support the servicing automotive electronic systems. These products are sold to the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added significant new products and distribution sources for the aftermarket.

Included in this segment are fastening control products used by a large automobile manufacturer monitor and control the nut running process in an assembly plant. This equipment provides high quality threading applications. The product was added in fiscal 1994 when the Company acquired the fastening systems business from Allen-Bradley Company.

INFORMATION BY INDUSTRY SEGMENT IS SET FORTH BELOW:

YEARS ENDED SEPTEMBER 30,                  2000                  1999                  1998
-----------------------------------------------------------------------------------------------
NET REVENUE
  Indicators and Gauges                $ 2,573,469           $ 2,552,456           $ 2,815,633
  Automotive Diagnostic
    Tools and Equipment                 15,701,157            16,274,371            17,952,729
                                       --------------------------------------------------------
                                       $18,274,626           $18,826,827           $20,768,362
                                       ========================================================

INCOME (LOSS) FROM OPERATIONS
  Indicators and Gauges                $   454,111           $   524,155           $   633,931
  Automotive Diagnostic
    Tools and Equipment                  1,870,204             1,956,984             3,669,686
  General Corporate Expenses            (2,724,704)           (3,124,810)           (2,866,217)
  Restructuring Charge                    (434,015)                   --                    --
                                       --------------------------------------------------------
                                       $  (834,404)          $  (643,671)          $ 1,437,400
                                       ========================================================



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ASSET INFORMATION:

                                INDICATORS       AUTOMOTIVE       CORPORATE       CONSOLIDATION
-----------------------------------------------------------------------------------------------
2000 -Identifiable Assets       $1,213,652       $9,538,127       $3,014,830       $13,766,609

1999 -Identifiable Assets       $1,365,237       $9,819,539       $3,097,364       $14,282,140

1998 -Identifiable Assets       $1,572,998       $9,373,488       $4,100,818       $15,047,304

GEOGRAPHICAL INFORMATION
Included in the consolidated financial statements are the following amounts related to geographic locations:

YEARS ENDED SEPTEMBER 30,              2000                 1999                1998
----------------------------------------------------------------------------------------
REVENUE:
  United States                    $16,970,977          $17,956,203          $20,141,814
  Canada                               415,703              579,230              444,780
  Other foreign countries              887,946              291,394              181,768
                                   -----------------------------------------------------
                                   $18,274,626          $18,826,827          $20,768,362
                                   =====================================================


13. QUARTERLY DATA (UNAUDITED)

                                    FIRST                          SECOND                   THIRD                FOURTH
                                    -----                          ------                   -----                ------
NET SALES
  2000                           $5,380,619                     $4,395,783               $4,193,247            $4,304,977
  1999                            3,814,426                      4,580,673                5,108,853             5,322,875

GROSS PROFIT
  2000                            2,343,977                      1,950,152                1,724,980             1,744,613
  1999                            1,519,447                      1,664,014                1,962,670             2,139,011

NET INCOME (LOSS)
  2000                              226,391                       (174,447)                (444,857)(1)           (17,691)
  1999                             (247,074)                      (225,808)                  15,196               189,515

NET INCOME (LOSS) PER
COMMON SHARE

BASIC
  2000                                  .19                           (.15)                    (.37)                 (.01)
  1999                                 (.21)                          (.18)                     .01                   .16

DILUTED
  2000                                  .19                           (.15)                    (.37)                 (.01)
  1999                                 (.21)                          (.18)                     .01                   .16

(1) The third quarter of 2000 includes a pre-tax expense of $434,015 for a restructuring charge.



--------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                        PAGE
                                                                                        ----
         Report of Independent Auditors.................................................F-1
         Consolidated Balance Sheet - As of
                  September 30, 2000 and 1999...........................................F-2
         Consolidated Statement of Income - Years
                  Ended September 30, 2000, 1999 and 1998...............................F-4
         Consolidated Statement of Stockholders'
                  Equity - Years Ended September 30, 2000,
                  1999 and 1998.........................................................F-5
         Consolidated Statement of Cash Flows -
                  Years Ended September 30, 2000, 1999
                  and 1998..............................................................F-7

         Notes to Consolidated Financial Statements.....................................F-9

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

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 21st day of December, 2000.

                                                 HICKOK INCORPORATED



                                                 By: /S/ ROBERT L. BAUMAN
                                                    ----------------------------
                                                         Robert L. Bauman,
                                                         Chairman, President and
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 21st day of December, 2000:

SIGNATURE:                                                                           TITLE
---------                                                                            -----

/S/ ROBERT L. BAUMAN                                          Chairman, President and Chief Executive Officer
------------------------------------                          (Principal Executive Officer)
Robert L. Bauman


/S/ EUGENE T. NOWAKOWSKI                                      Chief Financial Officer
------------------------------------                          (Principal Financial and Accounting Officer)
Eugene T. Nowakowski


/S/ HARRY J. FALLON                                           Director
------------------------------------
Harry J. Fallon


/S/ T. HAROLD HUDSON                                          Director
------------------------------------
T. Harold Hudson


/S/ JAMES T. MARTIN                                           Director
------------------------------------
James T. Martin


/S/ MICHAEL L. MILLER                                         Director
------------------------------------
Michael L. Miller


/S/ JAMES MORELAND                                            Director
------------------------------------
James Moreland

/S/ JANET H. SLADE                                            Director
------------------------------------
Janet H. Slade

                                  EXHIBIT INDEX

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

3(a)                          Articles of Incorporation and Code of Regulations.*

3(b)                          Amendment to Articles of Incorporation (incorporated
                              herein by reference to the Company's Annual Report on
                              Form 10-K for the fiscal year ended September 30, 1995).

10(a)                         Restated Loan Agreement, dated as of February 15,
                              2000, by and between the Company and Huntington
                              National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly
                              Report on Form 10-Q for the quarterly period ended
                              March 31, 1999).

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

11                            Computation of Net Income Per Common Share.                                       41

21                            Subsidiaries of the Registrant.                                                   42

23                            Consent of Independent Auditors.                                                  43

27                            Financial Data Schedule                                                           48


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

           REPORT OF INDEPENDENT AUDITORS AS TO CONSOLIDATED SCHEDULES
           -----------------------------------------------------------



To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated November 17, 2000; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 14 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ MEADEN & MOORE, LTD.

MEADEN & MOORE, Ltd.
Certified Public Accountants


December 20, 2000
Cleveland, Ohio

                               HICKOK INCORPORATED

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              Col. A                       Col. B                   Col. C                         Col. D                  Col. E
------------------------------------     ----------     ----------------------------------       ----------               ---------
                                                                   Additions
                                                        ----------------------------------
                                         Balance at     Charged to              Charged to                                 Balance
                                         Beginning      Costs and                  Other                                    at End
            Description                  of Period       Expenses                Accounts        Deductions               of Period
            -----------                  ----------     ----------              ----------       ----------               ---------
Deducted from Asset Accounts:

                                                           Year Ended September 30,1998
                                                        ----------------------------------

  Reserve for doubtful accounts          $ 15,000       $ 25,647 (1)             $    55 (2)      $ 20,702 (3)            $ 20,000

  Reserve for inventory obsolescence     $ 78,589       $377,743                 $    --          $344,310 (5)            $112,022

  Reserve for warranty claim (4)         $     --       $     --                 $    --          $     --                $     --

                                                           Year Ended September 30,1999
                                                        ----------------------------------

  Reserve for doubtful accounts          $ 20,000       $ 56,243 (1)             $20,361 (2)      $ 26,604 (3)            $ 70,000

  Reserve for inventory obsolescence     $112,022       $247,250                 $    --          $147,272 (5)            $212,000

  Reserve for warranty claim (4)         $     --       $     --                 $    --          $     --                $     --

                                                           Year Ended September 30,2000
                                                        ----------------------------------

  Reserve for doubtful accounts          $ 70,000       $  1,721 (1)             $ 7,481 (2)      $   (798) (3)           $ 80,000

  Reserve for inventory obsolescence     $212,000       $459,756                 $    --          $420,286 (5)            $251,470

  Reserve for warranty claim             $     --       $     --                 $    --          $     --                $     --


(1)  Classified as bad debt expense.
(2)  Recoveries on accounts charged off in prior years.
(3)  Accounts charged off during year as uncollectible.
(4) Reserve classified as an offset to a certificate of deposit of $142,995 in current assets which collateralized a related bank guaranteed letter of credit which expired in February 1998.
(5)  Inventory charged off during the year as obsolete.

                               HICKOK INCORPORATED

                       SCHEDULE IX - SHORT-TERM BORROWINGS



     Col. A                     Col. B           Col. C               Col. D               Col. E              Col. F
---------------------         ----------        --------          --------------       --------------      ----------------
                                                Weighted          Maximum Amount       Average Amount      Weighted Average
                              Balance at         Average           Outstanding          Outstanding         Interest Rate
Category of Aggregate           End of          Interest            During the           During the           During the
Short-term Borrowings           Period            Rate                Period               Period             Period (3)
---------------------         ----------        --------          --------------       --------------      ----------------
                                                  Year Ended September 30, 1998

Note Payable to Bank (1)       $     --           8.50%              $350,000           $ 14,205 (2)            9.30%


                                                  Year Ended September 30, 1999

Note Payable to Bank (1)       $     --           7.88%              $637,000           $ 55,836 (2)            7.99%


                                                  Year Ended September 30, 2000

Note Payable to Bank (1)       $668,000           9.32%              $975,000           $296,850 (2)            9.30%


(1) Note payable to bank represents borrowings under a revolving credit facility which expires February 28, 2001.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.