Form 10-Q
period 2000-12-31
HICKOK INC
filed 2001-02-14
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000 OR


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

       AS OF FEBRUARY 14, 2001, 762,884 HICKOK INCORPORATED CLASS A COMMON SHARES AND 454,866 CLASS B COMMON SHARES WERE OUTSTANDING.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                               HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                         Three months ended
                                                            December 31,
                                                       ---------------------
                                                       2000             1999
                                                    ----------       ----------

Net Sales
  Product Sales                                     $3,331,559       $5,124,392
  Service Sales                                        422,737          256,227
                                                    ----------       ----------

    Total Net Sales                                  3,754,296        5,380,619

Costs and Expenses:
  Cost of Products Sold                              2,148,036        2,827,269
  Cost of Services Sold                                299,622          209,373
  Product Development                                  590,734          708,633
  Operating Expenses                                 1,234,341        1,287,638
  Interest Charges                                      18,353           14,947
  Other Income                                          (7,227)         (15,632)
                                                    ----------        ---------
                                                     4,283,859        5,032,228
                                                    ----------        ---------

  Income (Loss) before
    Income Taxes                                      (529,563)         348,391

Income (Recovery of) taxes                            (185,000)         122,000
                                                    ----------       ----------

  Net Income (Loss)                                 $ (344,563)      $  226,391
                                                    ==========       ==========

EARNINGS PER COMMON SHARE:

  Net Income (Loss)                                 $     (.28)      $      .19
                                                    ==========       ==========

EARNINGS PER COMMON SHARE
  ASSUMING DILUTION:

  Net Income (Loss)                                 $     (.28)      $      .19
                                                    ==========       ==========

Dividends per Common Share                          $  - 0 -         $   - 0 -
                                                    ==========       ==========


See Notes to Consolidated Financial Statements.



                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,            September 30,              December 31,
                                                                  2000                    2000                       1999
                                                              ------------            -------------              ------------
                                                              (Unaudited)                 (Note)                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                   $   264,530               $   313,553              $    700,527
  Trade Accounts Receivable - Net                               3,312,906                 3,020,754                 3,284,391
  Inventories                                                   5,589,836                 5,860,217                 5,664,132
  Deferred Income Taxes                                           400,800                   400,800                   315,900
  Prepaid Expenses                                                 93,629                    34,608                    87,093
  Refundable Income Taxes                                         188,276                   261,833                   199,624
                                                              -----------               -----------              ------------

          TOTAL CURRENT ASSETS                                  9,849,977                 9,891,765                10,251,667
                                                              -----------               -----------              ------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                            229,089                   229,089                   299,089
  Buildings                                                     1,486,845                 1,486,845                 1,565,021
  Machinery and Equipment                                       3,765,870                 3,706,199                 4,259,162
                                                              -----------               -----------               -----------

                                                                5,481,804                 5,422,133                 6,053,272

  Less:  Allowance for Depreciation                             3,592,856                 3,474,290                 3,684,982
                                                              -----------               -----------                ----------

          TOTAL PROPERTY - NET                                  1,888,948                 1,947,843                 2,368,290
                                                              -----------               -----------               -----------

OTHER ASSETS
  Goodwill - Net of Amortization                                1,771,943                 1,799,999                 1,884,440
  Deferred Charges - Net of Amortization                            4,252                    10,552                    29,452
  Deferred Income Taxes                                           114,400                   114,400                      -
  Deposits                                                          2,050                     2,050                     1,750
                                                              -----------               -----------               -----------

          TOTAL OTHER ASSETS                                    1,892,645                 1,927,001                 1,915,642
                                                              -----------               -----------               -----------

          TOTAL ASSET                                         $13,631,570               $13,766,609               $14,535,599
                                                              ===========               ===========               ===========

NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.


                                       (3)

                                                                       FORM 10-Q

                                                              December 31,            September 30,              December 31,
                                                                  2000                    2000                       1999
                                                              ------------            -------------              ------------
                                                              (Unaudited)                 (Note)                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term Financing                                        $ 1,093,000               $   668,000                $      -
  Current Portion of Long-term debt                                40,128                    40,128                    612,128
  Trade Accounts Payable                                          578,325                   401,806                    559,683
  Accrued Payroll & Related Expenses                              393,925                   443,646                    376,951
  Accrued Expenses                                                171,268                   207,750                    310,388
  Accrued Income Taxes                                             22,202                   207,202                    298,757
                                                              -----------               -----------                -----------

               TOTAL CURRENT LIABILITIES                        2,298,848                 1,968,532                  2,157,907
                                                              -----------               -----------                -----------

DEFERRED INCOME TAXES                                                -                         -                        41,500
                                                              -----------               -----------                -----------

LONG-TERM DEBT                                                     35,063                   155,855                       -
                                                              -----------               -----------                -----------

STOCKHOLDERS' EQUITY

  Class A, $1.00 par value;
    authorized 3,750,000 shares; 762,884
    shares outstanding (744,884 shares
    at December 31, 1999) excluding
    9,586 shares in treasury                                      762,884                   762,884                    744,884

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury                           454,866                   454,866                    454,866
  Contributed Capital                                             993,803                   993,803                    948,803
  Retained Earnings                                             9,086,106                 9,430,669                 10,187,639
                                                              -----------               -----------                -----------

           TOTAL STOCKHOLDERS' EQUITY                          11,297,659                11,642,222                 12,336,192
                                                              -----------               -----------                -----------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                               $13,631,570               $13,766,609                $14,535,599
                                                              ===========               ===========                ===========


                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

                                                        2000            1999
                                                   ------------    ------------
Cash Flows from Operating Activities:
  Cash received from customers                     $  3,462,144    $  5,473,519
  Cash paid to suppliers and employees               (3,924,546)     (4,906,943)
  Interest paid                                         (18,362)         (5,803)
  Interest received                                       1,272           8,704
  Income taxes (paid) refunded                           73,557            -
                                                   ------------    ------------

     Net Cash Provided by (used in)
         Operating Activities                          (403,935)        569,477

Cash Flows from Investing Activities:
  Capital expenditures                                  (59,671)       (285,921)
  Payments for business purchased                          -            (78,192)
                                                   ------------    ------------

     Net Cash Used in
         Investing Activities                           (59,671)       (364,113)

Cash Flows from Financing Activities:
  Increase (Decrease) in short-term financing           425,000         379,512
  Decrease in long-term financing                        (8,417)       (417,928)
                                                   ------------    ------------

     Net Cash Provided By (used in)
         Financing Activities                           416,583         (38,416)
                                                   ------------    ------------

Net Increase (decrease) in cash and
  cash equivalents                                      (49,023)        166,948

Cash and cash equivalents at beginning
  of year                                               313,553         533,579
                                                   ------------    ------------

Cash and cash equivalents at end
  of first quarter                                 $    264,530    $    700,527
                                                   ------------    ------------


See Notes to Consolidated Financial Statements.


                                       (5)

                                                                       FORM 10-Q

                                                                           2000                          1999
                                                                       ------------                 ------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

  Net Income (Loss)                                                    $  (344,563)                  $   226,391
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                                        152,922                       176,260
      Changes in assets and liabilities:
        Decrease (Increase) in accounts
             receivable                                                   (292,152)                       92,900
        Decrease (Increase) in inventories                                 270,381                        43,966
        Decrease (Increase) in prepaid
             expenses                                                      (59,021)                      (35,524)
        Decrease (Increase) in refundable
             income taxes                                                   73,557                          -
        Increase (Decrease) in trade
             accounts payable                                              176,519                      (123,267)
        Increase (Decrease) in accrued
             payroll and related expenses                                  (49,721)                      (63,156)
        Increase (Decrease) in accrued
             expenses                                                      (36,482)                      129,907
        Increase (Decrease) in other long-term
             liabilities                                                  (112,375)                         -
        Increase (Decrease) in accrued
             income taxes                                                 (185,000)                      122,000
                                                                       -----------                   -----------

          Total Adjustments                                                (61,372)                      343,086
                                                                       -----------                   -----------

          Net Cash Provided by (used in)
            Operating Activities                                       $  (405,935)                  $   569,477
                                                                       ===========                   ===========


                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                DECEMBER 31, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

2.       INVENTORIES

         Inventories are valued at the lower of cost or market and consist of the following:
                                 December 31,      Sept. 30,      December 31,
                                     2000            2000             1999
                                 -----------     -----------      -----------

         Components              $ 2,920,926     $ 2,950,611      $ 3,481,404
         Work-in-Process           1,562,613       1,821,531        1,379,764
         Finished Product          1,106,297       1,088,075          802,964
                                 -----------     -----------      -----------
                                 $ 5,589,836     $ 5,860,217      $ 5,664,132
                                 ===========     ===========      ===========

3.       CAPITAL STOCK, TREASURY STOCK, CONTRIBUTED CAPITAL AND STOCK OPTIONS

         Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 148,400 Class A shares were outstanding at December 31, 2000 (116,300 shares at September 30, 2000 and 134,300 shares at December 31, 1999) at prices ranging from $3.125 to $17.25 per share. Options for 32,100 shares and 27,800 shares were granted during the three month period ended December 31, 2000 and December 31, 1999 respectively, at a price of $3.125 and $5.00 per share respectively, all options are exercisable.


                                       (7)

                                                                       FORM 10-Q

         No other options were granted, exercised or cancelled during the periods presented under the Employee Plans.

         The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 30,000 Class A shares were outstanding at December 31, 2000 (30,000 shares at September 30, 2000 and 36,000 shares at December 31, 1999) at prices ranging from $7.125 to $18.00 per share. All outstanding options under Directors Plans become fully exercisable on February 25, 2003.

         Unissued shares of Class A common stock (633,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.


                                       (8)

                                                                       FORM 10-Q

4.       EARNINGS PER COMMON SHARE

         Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

                                                        Three Months Ended
                                                           December 31,
                                                     2000              1999
                                                  ----------        ----------
         BASIC EARNINGS PER SHARE
         Income (Loss) available
           to common stockholders                 $ (344,563)       $  236,391

         Shares denominator                        1,217,750         1,199,750

         Per share amount                         $     (.28)       $      .19
                                                  ==========        ==========

         EFFECT OF DILUTIVE
           SECURITIES
         Average shares
           outstanding                             1,217,750         1,199,750
         Stock options                                 -                13,858
                                                  ----------        ----------
                                                   1,217,750         1,213,608

         DILUTED EARNINGS PER SHARE
         Income (Loss) available
             to common stockholders               $ (344,563)       $  236,391

         Per share amount                         $     (.28)       $      .19
                                                  ===========       ==========

         Options to purchase 178,400 and 124,500 shares of common stock during the first quarter of fiscal 2001 and the first quarter of fiscal 2000, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.


                                       (9)

                                                                       FORM 10-Q

5.       PURCHASE

         On February 17, 1998, the Company purchased certain assets of Waekon Industries, Inc. which has been accounted for under the purchase method of accounting. The Company initially paid $2,221,302 for the assets consisting of accounts receivable ($504,282), inventory ($719,244), prepaid and other assets ($42,786), machinery and equipment ($380,100), assumption of current liabilities ($425,895), and goodwill ($1,000,785). The Company also recorded as goodwill closing costs related to the purchase ($205,216) and the present value of an earn out contract ($585,892). In December 1999 the Company renegotiated and accelerated the terms of the future earn out contract incurring an additional amount due of $78,192 deemed to be additional purchase price and recorded as an increase in goodwill. The revised earn out balance ($567,300) was classified as a current liability at December 31, 1999. Goodwill is being amortized over 20 years.

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


                                      (10)

                                                                       FORM 10-Q

         INFORMATION BY INDUSTRY SEGMENT IS SET FORTH BELOW:

                                                                                       Three months ended
                                                                                          December 31,
                                                                                --------------------------------
                                                                                    2000                 1999
                                                                                -----------            --------
      NET REVENUE
        Indicators and Gauges                                                   $   567,546          $   531,962
        Automotive Diagnostic Tools and Equipment                                 3,186,750            4,848,657
                                                                                -----------          -----------

                                                                                $ 3,754,296          $ 5,380,619
                                                                                ===========          ===========


      INCOME (LOSS) FROM OPERATIONS
        Indicators and Gauges                                                   $   (22,544)         $    95,753
        Automotive Diagnostic Tools and Equipment                                       925              937,876
        General Corporate Expenses                                                 (507,944)            (685,238)
                                                                                -----------          -----------

                                                                                $  (529,563)         $   348,391
                                                                                ============         ===========


      ASSET INFORMATION
        Indicators and Gauges                                                   $ 1,207,774          $ 1,262,814
        Automotive Diagnostic Tools and Equipment                                 9,488,576            9,804,139
        Corporate                                                                 2,935,220            3,468,646
                                                                                -----------          -----------

                                                                                $13,631,570          $14,535,599
                                                                                ===========          ===========

      GEOGRAPHICAL INFORMATION
      Included in the consolidated financial
      statements are the following amounts
      related to geographical locations:

      REVENUE:
         United States                                                          $ 3,543,342          $ 5,244,986
         Canada                                                                     147,449               80,694
         Other foreign countries                                                     63,505               54,939
                                                                                -----------          -----------

                                                                                $ 3,754,296          $ 5,380,619
                                                                                ===========          ===========


                                      (11)

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations,First Quarter(October 1, 2000 through December 31,2000)
                Fiscal 2001 Compared to First Quarter Fiscal 2000
--------------------------------------------------------------------------------

                         REPORTABLE SEGMENT INFORMATION

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $567,546 and $531,962 for the first quarter of fiscal 2001 and fiscal 2000, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and through the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. Revenue in this segment was $3,186,750 and $4,848,657 for the first quarter of fiscal 2001 and fiscal 2000, respectively.

                              RESULTS OF OPERATIONS

Product sales for the quarter ended December 31, 2000 were $3,331,559 versus $5,124,392 for the quarter ended December 31, 1999. The 35% decrease in product sales during the current quarter was volume related due primarily to a decrease in shipment of automotive diagnostic products, specifically automotive gas cap testers. In last year's first fiscal quarter the Company shipped approximately $1,400,000 of gas cap testers to the state of Texas which implemented new emissions testing procedures effective in early calendar 2000. There were no similar sales of emissions products in the current fiscal quarter though the Company anticipates such shipments to other states in the second half of fiscal 2001. Despite the decrease in product sales in the first quarter of fiscal 2001, the Company anticipates that product sales for all of fiscal 2001 will increase approximately 10% over the prior year based on the automotive aftermarket's positive response to several new product offerings.

Service sales for the quarter ended December 31, 2000 were $422,737 versus $256,227 for the quarter ended December 31, 1999. The increase was both volume and price related applicable to chargeable repairs. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of products sold in the first quarter of fiscal 2001 was $2,148,036 or 64.5% of sales as compared to $2,827,269 or 55.2% of sales in the first quarter of fiscal 2000. This increase in the cost of products sold percentage was due in part to under-absorbed overhead at the manufacturing level due to the 35% decrease in product sales experienced during the quarter. The current cost of products sold percentage is anticipated to decrease during the balance of the fiscal year due to an improvement in plant utilization.


                                      (12)

                                                                       FORM 10-Q

Cost of services sold in the first quarter of fiscal 2001 was $299,622 or 70.9% of sales as compared to $209,373 or 81.7% of sales in the first quarter of fiscal 2000. This decrease in the cost of services sold percentage is primarily due to improved sales pricing.

Product development expenses were $590,734 in the first quarter of fiscal 2001 or 17.7% of product sales as compared to $708,633 or 13.8% of product sales in the first quarter of fiscal 2000. The dollar decrease reflects continued efficiencies from ongoing technology improvements in engineering systems and procedures. The percentage increase was due to a 35% reduction in the level of product sales. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $1,234,341 or 32.9% of total sales in the first quarter of fiscal 2001 versus $1,287,638 or 23.9% of total sales for the same period a year ago. The percentage increase was due to a 30% reduction in the level of total sales for the current quarter. The current level of operating expenses is expected to continue for the remainder of the fiscal year.

Interest expense was $18,353 in the first quarter of fiscal 2001 which compares with $14,947 in the first quarter of fiscal 2000. This was due to an increase in short term borrowings to fund operating requirements.

Other income decreased by $8,405 during the first quarter of fiscal 2001 due to a reduction in interest income on short term investments caused by the use of cash to fund working capital requirements.

The net loss in the first quarter of fiscal 2001 was $344,563 which compares with a net income of $226,391 in the first quarter of fiscal 2000. The change was primarily due to a $1,626,000 reduction in sales.

Management anticipates that an increase in sales combined with operating efficiencies due, in part, to the restructuring of the Kirkwood, Pennsylvania operation in fiscal 2000 will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits thereby reducing future federal income taxes payable.

Unshipped customer orders as of December 31, 2000 were $3,609,000 versus $3,618,000 at December 31, 1999. Almost all of the backlog is expected to be shipped in the balance of fiscal 2001

                         LIQUIDITY AND CAPITAL RESOURCES

Total current assets were $9,849,977, $9,891,765 and $10,251,667 at December 31, 2000, September 30, 2000 and December 31, 1999, respectively. The decrease from December to December is due to a $436,000 decrease in cash used to fund both operating and non-operating cash requirements.


                                      (13)

                                                                       FORM 10-Q

Working capital as of December 31, 2000 amounted to $7,551,129 as compared with $8,093,760 a year earlier. The decrease was do to a decrease in cash and an increase in short term borrowings, both used to fund operating and non-operating requirements during the period. Current assets were 4.3 times current liabilities and total cash and receivables were 1.6 times current liabilities. These ratios compare to 4.8 and 1.8, respectively, at December 31, 1999.

Internally generated funds during the three months ended December 31, 2000 were a negative $405,935 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $59,671. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2001.

Shareholders' equity during the three months ended December 31, 2000 decreased by $344,563 which was the net loss during the period.

The Company has a credit agreement with its financial lender that provides for a revolving credit facility of $5,000,000 at December 31, 2000. There was $1,093,000 outstanding on this credit facility as of December 31, 2000. The agreement expires at the end of February, 2001 and provides for interest at the prime commercial rate with a LIBOR option and is unsecured. The Company remains in compliance with its loan covenants. The Company is in the annual process of renewing its credit arrangement with its financial lender. Although no assurance can be given, management of the Company believes that a renewal may be obtained on terms which are similar to its current credit facility.

                         YEAR 2000 READINESS DISCLOSURE

The Company has completed its Year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event.


                                      (14)

                                                                       FORM 10-Q


                           FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, and
(c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (d) the ability of Company to effectively make the transition from primarily serving OEM customers to serving smaller customers in the automotive aftermarket.


                                      (15)

                                                                       FORM 10-Q


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. There were no material changes in the Company's exposure to market risk from September 30, 2000.

PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

a) The following exhibit is included herein: (11) Statement re: Computation of earnings per share.

b) The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     FEBRUARY 14, 2001                        HICKOK INCORPORATED
         -----------------                        -------------------
                                                      (Registrant)




                                       /S/ E. T. Nowakowski
                                       --------------------
                                       E.T. Nowakowski, Chief Financial Officer


                                      (16)