Form 10-Q
period 2001-03-31
HICKOK INC
filed 2001-05-15
CIK 47307

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR


_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____ .

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

       AS OF MAY 15, 2001 762,884 HICKOK INCORPORATED CLASS A COMMON SHARES AND 454,866 CLASS B COMMON SHARES WERE OUTSTANDING.

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                              HICKOK INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


                                            Three months ended                                Six months ended
                                                  March 31,                                       March 31,
                                   -------------------------------------            -------------------------------------
                                       2001                      2000                   2001                      2000
                                   -----------               -----------            -----------               -----------
Net Sales
  Product Sales                    $ 3,829,287               $ 4,013,571            $ 7,160,846               $ 9,137,963
  Service Sales                        337,112                   382,212                759,849                   638,439
                                   -----------               -----------            -----------               -----------

    Total Net Sales                  4,166,399                 4,395,783              7,920,695                 9,776,402

Costs and Expenses:
  Cost of Product Sold               2,511,003                 2,210,939              4,659,039                 5,038,208
  Cost of Service Sold                 280,063                   234,692                579,685                   444,065
  Product Development                  683,281                   753,172              1,274,015                 1,461,805
  Operating Expenses                 1,221,028                 1,428,945              2,455,369                 2,716,583
  Interest Charges                      22,319                     9,485                 40,672                    24,432
  Other(Income)Expense                  (8,168)                   27,097                (15,395)                   11,465
                                   -----------               -----------            -----------               -----------

                                     4,709,526                 4,664,330              8,993,385                 9,696,558
                                   -----------               -----------            -----------               -----------

   Income (Loss) before
    Income Taxes                      (543,127)                 (268,547)            (1,072,690)                   79,844

Income (Recovery of)
  Income Taxes                        (190,000)                  (94,100)              (375,000)                   27,900
                                   -----------               -----------            -----------               -----------

  Net Income (Loss)                $  (353,127)              $  (174,447)           $  (697,690)              $    51,944
                                   ===========               ===========            ===========               ===========


Earnings per Common Share:
--------------------------

  Net Income (Loss)                $      (.29)              $      (.15)           $      (.57)              $       .04
                                   ===========               ===========            ===========               ===========

Earnings per Common Share
  Assuming Dilution:
  ------------------

  Net Income (Loss)                $      (.29)              $      (.15)           $      (.57)              $       .04
                                   ===========               ===========            ===========               ===========

Dividends per Share                $   -  0  -               $       .10            $   -  0  -               $       .10
                                   ===========               ===========            ===========               ===========


See Notes to Consolidated Financial Statements.

                                       (2)

                               HICKOK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                  March 31,          September 30,         March 31,
                                                    2001                 2000                2000
                                                 -----------         -------------       -----------
                                                 (Unaudited)            (Note)           (Unaudited)
Assets
------
Current Assets
--------------
  Cash and Cash Equivalents                      $   225,109         $   313,553         $   438,411
  Trade Accounts Receivable - Net                  2,957,196           3,020,754           3,098,711
  Inventories                                      4,607,414           5,860,217           5,886,646
  Deferred Income Taxes                              196,800             400,800             315,900
  Prepaid Expenses                                    79,409              34,608              95,793
  Refundable Income Taxes                            348,100             261,833             199,624
                                                 -----------         -----------         -----------

          Total Current Assets                     8,414,028           9,891,765          10,035,085
          --------------------                   -----------         -----------         -----------

Property, Plant and Equipment
-----------------------------
  Land                                               229,089             229,089             229,089
  Buildings                                        1,486,845           1,486,845           1,565,021
  Machinery and Equipment                          3,821,388           3,706,199           4,317,051
                                                 -----------         -----------         -----------
                                                   5,537,322           5,422,133           6,111,161

  Less:  Allowance for Depreciation                3,711,422           3,474,290           3,816,127
                                                 -----------         -----------         -----------

          Total Property - Net                     1,825,900           1,947,843           2,295,034
          --------------------                   -----------         -----------         -----------


Other Assets
------------
  Goodwill - Net of Amortization                   1,743,886           1,799,999           1,856,058
  Deferred Charges - Net of Amortization                 -                10,552              23,152
  Deferred Income Taxes                              318,400             114,400                 -
  Deposits                                             2,050               2,050               1,750
                                                 -----------         -----------         -----------

          Total Other Assets                       2,064,336           1,927,001           1,880,960
          ------------------                     -----------         -----------         -----------


          Total Assets                           $12,304,264         $13,766,609         $14,211,079
          ============                           ===========         ===========         ===========


NOTE: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements.

                                       (3)

                                                                       FORM 10-Q


                                                    March 31,        September 30,         March 31,
                                                      2001               2000                 2000
                                                  -----------        ------------         ----------
                                                  (Unaudited)           (Note)           (Unaudited)
Liabilities
-----------
Current Liabilities
-------------------
  Short-term Financing                            $   393,000         $   668,000         $   650,000
  Current Portion of Long-Term Debt                    40,128              40,128             102,071
  Trade Accounts Payable                              267,264             401,806             414,365
  Accrued Payroll & Related Expenses                  480,902             443,646             506,021
  Accrued Expenses                                    151,943             207,750             191,161
  Accrued Income Taxes                                    -               207,202             204,371
                                                  -----------         -----------         -----------

               Total Current Liabilities            1,333,237           1,968,532           2,067,989
               -------------------------          -----------         -----------         -----------

Deferred Income Taxes                                     -                   -                41,500
---------------------                             -----------         -----------         -----------


Long-term Debt                                         26,495             155,855              59,820
--------------                                    -----------         -----------         -----------


Stockholders' Equity
--------------------
  Class A, $1.00 par value;
    authorized 3,750,000 shares; 762,884
    shares outstanding (744,884 shares
    outstanding at March 31, 2000)
    excluding 9,586 shares in treasury                762,884             762,884             744,884

  Class B, $1.00 par value;
    authorized 1,000,000 shares;
    454,866 shares outstanding
    excluding 20,667 shares in treasury               454,866             454,866             454,866
  Contributed Capital                                 993,803             993,803             948,803
  Retained Earnings                                 8,732,979           9,430,669           9,893,217
                                                  -----------         -----------         -----------

               Total Stockholders' Equity          10,944,532          11,642,222          12,041,770
               --------------------------         -----------         -----------         -----------

               Total Liabilities and
               Stockholders' Equity               $12,304,264         $13,766,609         $14,211,079
               ====================               ===========         ===========         ===========

                                       (4)

                               HICKOK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (Unaudited)


                                                    2001                  2000
                                                ------------          ------------
Cash Flows from Operating Activities:
  Cash received from customers                  $  7,984,253          $ 10,054,982
  Cash paid to suppliers and employees            (7,710,484)           (9,723,098)
  Interest paid                                      (41,012)               (9,202)
  Interest received                                    4,442                 9,751
  Income taxes (paid) refunded                        81,531                  (286)
                                                ------------          ------------

     Net Cash Provided by
         Operating Activities                        318,730               332,147

Cash Flows from Investing Activities:
  Capital expenditures                              (115,189)             (394,395)
  Payments for business purchased (Net)                  -                 (78,192)
  Proceeds on sale of assets                             -                   3,900
                                                ------------          ------------

     Net Cash Used in Investing
         Activities                                 (115,189)             (468,687)

Cash Flows from Financing Activities:
  Short-Term Borrowings                            1,625,000             1,325,000
  Payments on Short-Term Borrowings               (1,900,000)             (805,545)
  Decrease in long-term financing                    (16,985)             (358,108)
  Dividends paid                                         -                (119,975)
                                                ------------          ------------

        Net Cash Provided By (Used in)
         Financing Activities                       (291,985)               41,372
                                                ------------          ------------

Net increase (decrease) in cash and
  cash equivalents                                   (88,444)              (95,168)

Cash and cash equivalents at beginning
  of year                                            313,553               533,579
                                                ------------          ------------

Cash and cash equivalents at end
  of second quarter                             $    225,109          $    438,411
                                                ============          ============


See Notes to Consolidated Financial Statements.




                                       (5)

                                                                       FORM 10-Q


                                                                                         2001                 2000
                                                                                     -----------          ------------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

Net Income (Loss)                                                                    $  (697,690)         $    51,944

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                         303,797              353,826
   Loss of disposal of assets                                                                -                 34,946
   Changes in assets and liabilities:
       Decrease (Increase) in accounts
           receivable                                                                     63,558              278,580
       Decrease (Increase) in inventories                                              1,252,803             (178,548)
       Decrease (Increase) in prepaid
           expenses                                                                      (44,801)             (44,224)
       Increase in refundable income
           taxes                                                                         (86,267)                 -
       Increase (Decrease) in trade
           accounts payable                                                             (134,542)            (268,585)
       Increase (Decrease) in accrued
           payroll and related expenses                                                   37,256               65,914
       Increase (Decrease) in accrued
           expenses                                                                      (55,807)              10,680
       Increase (Decrease) in other
           Long-term liabilities                                                        (112,375)                 -
       Increase (Decrease) in accrued
           income taxes                                                                 (207,202)              27,614
                                                                                     -----------          -----------

        Total Adjustments                                                              1,016,420              280,203
                                                                                     -----------          -----------

        Net Cash Provided by (Used In)
          Operating Activities                                                       $   318,730          $   332,147
                                                                                     ===========          ===========


                                       (6)

                                                                       FORM 10-Q

                               HICKOK INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2001

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

2.    Inventories
      -----------

      Inventories are valued at the lower of cost or market and consist of the following:


                                      March 31,             Sept. 30,              March 31,
                                        2001                  2000                   2000
                                     -----------           -----------            -------
      Components                     $ 2,427,207           $ 2,950,611           $ 2,780,306
      Work-in-Process                  1,194,265             1,821,531             1,806,584
      Finished Product                   985,942             1,088,075             1,299,756
                                     -----------           -----------           -----------

                                     $ 4,607,414           $ 5,860,217           $ 5,886,646
                                     ===========           ===========           ===========

      The above amounts are net of reserve for obsolete inventory in the amount of $400,376, $254,510 and $415,560 for the periods ended March 31, 2001,
      September 30, 2000 and March 31, 2000 respectively.

3.    Capital Stock, Treasury Stock, Contributed Capital and Stock Options
      --------------------------------------------------------------------

       Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 148,400 Class A shares were outstanding at March 31, 2001 (116,300 shares at September 30, 2000 and 134,300 shares at March 31, 2000) at prices ranging from $3.125 to $17.25 per share. Options for 32,100 shares and 27,800 shares were granted during the three month periods ended December 31, 2000 and December 31, 1999 respectively, at a price of $3.125 and $5.00 per share respectively, and all options are exercisable.


                                       (7)

                                                                       FORM 10-Q

       No other options were granted, exercised or cancelled during the three or six month periods presented under the Employee Plans.

       The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 72,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 36,000 Class A shares were outstanding at March 31, 2001 (30,000 shares at September 30, 2000 and 42,000 shares at March 31, 2000) at prices ranging from $4.25 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2001 and March 31, 2000, at a price of $4.25 and $8.50 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 21, 2004.

       The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee directors as allowed under FAS Statement No. 123,"Accounting for Stock-Based Compensation."

       Unissued shares of Class A common stock (639,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

                                       (8)

                                                                       FORM 10-Q

4.    Earnings per Common Share
      -------------------------

      Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:


                                              Three Months Ended                       Six Months Ended
                                                  March 31,                                March 31,
                                         ------------------------------          ----------------------------
                                            2001               2000                 2001              2000
                                         ------------       -----------          ------------       ---------
      BASIC EARNINGS PER SHARE
      Income (Loss) available
        to common stockholders            $ (353,127)       $ (174,447)          $  (697,690)       $  51,994

      Shares denominator                   1,217,750         1,199,750             1,217,750        1,199,750

      Per share amount                    $     (.29)       $     (.15)          $      (.57)       $     .04
                                          ==========        ==========           ===========        =========

      EFFECT OF DILUTIVE
        SECURITIES
      Average shares
        outstanding                        1,217,750        1,199,750              1,217,750        1,199,750
      Stock options                             -                -                      -               6,929
                                           ----------       ---------             ----------        ---------
                                           1,217,750        1,199,750              1,217,750        1,206,679

      DILUTED EARNINGS PER SHARE

      Income (Loss) available
        to common stockholders            $ (353,127)         (174,447)          $  (697,690)       $  51,944

      Per share amount                    $     (.29)       $     (.15)          $      (.57)       $     .04
                                          ==========        ==========           ===========        =========


       Options to purchase 184,400 and 176,300 shares of common stock during the second quarter of fiscal 2001 and the second quarter of fiscal 2000, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

       During the six month period of fiscal 2001 and the six month period of fiscal 2000 options to purchase 184,400 and 130,500 shares of common stock, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.


                                       (9)

                                                                       FORM 10-Q

5.       Segment and Related Information
         -------------------------------

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

                                      (10)

                                                                       FORM 10-Q

 INFORMATION BY INDUSTRY SEGMENT IS SET FORTH BELOW:


                                                         Three Months Ended                     Six Months Ended
                                                    March 31,                                       March 31,
                                                   ------------------------------         -------------------------------
                                                      2001                2000               2001                 2000
                                                   -----------         ----------         -----------         -----------
  NET REVENUE
  Indicators and Gauges                            $  715,838          $  657,015         $ 1,283,384         $ 1,188,977
  Automotive Diagnostic Tools
   and Equipment                                    3,450,561           3,738,768           6,637,311           8,587,425
                                                   ----------          ----------         -----------         -----------

                                                   $4,166,399          $4,395,783         $ 7,920,695         $ 9,776,402
                                                   ==========          ==========         ===========         ===========

  INCOME (LOSS) FROM OPERATIONS
  Indicators and Gauges                            $   66,433          $  176,733         $    43,889         $   272,486
  Automotive Diagnostic Tools
   and Equipment                                      (99,087)            298,036             (98,162)          1,235,912
  General Corporate Expenses                         (510,473)           (743,316)         (1,018,417)         (1,428,554)
                                                   ----------          ----------         -----------         -----------

                                                   $ (543,127)         $ (268,547)        $(1,072,690)        $    79,844
                                                   ==========          ==========         ===========         ===========
  ASSET INFORMATION
  Indicators and Gauges                                                                   $ 1,203,773         $ 1,287,980
  Automotive Diagnostic Tools
   and Equipment                                                                            8,069,489           9,734,094
  Corporate                                                                                 3,031,002           3,189,005
                                                                                          -----------         -----------
                                                                                          $12,304,264         $14,211,079
                                                                                          ===========         ===========
  GEOGRAPHICAL INFORMATION Included in the consolidated financial statements are the following amounts related to geographical locations:

  REVENUE:
     United States                                $ 3,961,052          $3,967,784         $ 7,504,394         $ 9,212,770
     Canada                                           173,106              82,942             320,555             163,636
     Other foreign countries                           32,241             345,057              95,746             399,996
                                                   ----------          ----------         -----------         -----------

                                                  $ 4,166,399          $4,395,783         $ 7,920,695         $ 9,776,402
                                                  ===========          ==========         ===========         ===========



All export sales to Canada and other foreign countries are made in U.S. dollars.



                                      (11)

                                                                     FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 2001 through March 31, 2001)
               Fiscal 2001 Compared to Second Quarter Fiscal 2000


                         Reportable Segment Information
                         ------------------------------

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $715,838 and $657,015 for the second quarter of fiscal 2001 and fiscal 2000, respectively, and $1,283,384 and $1,188,977 for the first six months of fiscal 2001 and fiscal 2000, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. Revenue in this segment was $3,450,561 and $3,738,768 for the second quarter of fiscal 2001 and fiscal 2000, respectively, and $6,637,311 and $8,587,425 for the first six months of fiscal 2001 and fiscal 2000, respectively.

                              Results of Operations
                              ---------------------

Product sales for the quarter ended March 31, 2001 were $3,829,287 versus $4,013,571 for the quarter ended March 31, 2000. The 4.6% decrease in product sales in the current quarter was volume related and due primarily to a decrease in fastening systems sales. The Company anticipates that the level of product sales experienced in the second quarter is expected to increase modestly in the third and fourth quarters of the fiscal year based on current quote and order levels within the Company's automotive product segment.

Service sales for the quarter ended March 31, 2001 were $337,112 versus $382,212 for the quarter ended March 31, 2000. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2001 was $2,511,003 or 65.6% of product sales as compared to $2,210,939 or 55.1% of product sales in the second quarter of 2000. This increase in the cost of product sold percentage was due primarily to a change in product mix and reduced shipment levels. The current cost of product sold percentage is anticipated to decrease slightly during the balance of the fiscal year due to a change in product mix and cost reduction measures implemented in April of 2001.

                                      (12)

                                                                       FORM 10-Q

Cost of service sold for the quarter ended March 31, 2001 was $280,063 or 83.1% of service sales as compared to $234,692 or 61.4% of service sales in the quarter ended March 31, 2000. The dollar increase was due primarily to an increase in warranty related costs associated with the automotive diagnostic products.

Product development expenses were $683,281 in the second quarter of fiscal 2001 or 17.8% of product sales as compared to $753,172 or 18.8% of product sales in the second quarter of fiscal 2000. The level of expenditures incurred during the second quarter of fiscal 2001 will decrease slightly in the last two quarters of fiscal 2001 due to expense reductions implemented in April 2001 that will not be realized until May of 2001.

Operating expenses in the most recent quarter were $1,221,028 or 29.3% of total sales versus $1,428,945 or 32.5% of total sales for the same period a year ago. Most of the dollar decrease represents lower marketing expenses applicable to automotive product sales to the aftermarket. The current level of operating expenses is anticipated to decrease slightly in the third and fourth quarters of the fiscal year due to expense reductions implemented in April 2001 that will not be realized until May of 2001.

Interest expense was $22,319 in the second quarter of fiscal 2001, as compared to $9,485 in the second quarter of fiscal 2000. This increase was due primarily to an increase in short term borrowings to fund operating activities. The current level of interest expense is expected to continue for the remainder of fiscal 2001.

Other income of $8,168 compares with other expense of $27,097 in the same quarter of fiscal 2000. The difference is due to a $34,946 loss on the disposal of equipment in the second quarter of fiscal 2000 that did not reoccur in fiscal 2001.

The net loss in the second quarter of fiscal 2001 was $353,127 as compared with a net loss of $174,447 in fiscal 2000. This change was primarily due to a lower gross product margin caused by a change in product mix and lower sales volume, offset, in part, by decreases in product development and operating expense.

Unshipped customer orders as of March 31, 2001 were $2,920,000 versus $5,734,000 at March 31, 2000. The primary reason for the decrease is the fulfillment of a large automotive diagnostic product order to a Tier 1 supplier to a large automotive OEM. The Company anticipates that most of the backlog will be shipped in the second half of fiscal 2001.

             Results of Operations, Six Months Ended March 31, 2001
                   Compared to Six Months Ended March 31, 2000
             -----------------------------------------------------

Product sales for the six months ended March 31, 2001 were $7,160,846 versus $9,137,963 for the same period in fiscal 2000. The decrease is due mostly to lower sales of automotive diagnostic products, specifically emissions inspection products, in the first three months of fiscal 2001 as compared to fiscal 2000.

                                      (13)

                                                                       FORM 10-Q

The current level of product sales is anticipated to increase modestly over the last six months of the fiscal year based on current quote and order levels within the Company's automotive product segment.

Service sales for the six months ended March 31, 2001 were $759,849 compared with $638,439 for the same period in fiscal 2000. The current level of service sales is expected to increase slightly for the balance of the fiscal year.

Cost of product sold was $4,659,039 or 65.1% of product sales as compared to $5,038,208 or 55.1% of product sales for the six months ended March 31, 2000. This increase in the cost of product sold percentage was due to a change in product mix and lower sales volumes. The cost of product sold percentage should decrease slightly in the second half of the fiscal year due to a change in product mix and expense reduction measures implemented in April 2001 that will be mostly realized by May of 2001.

Cost of service sold was $579,685 or 76.3% of service sales compared with $444,065 or 69.6% of service sales for the six months ended March 31, 2000. The dollar increase was due primarily to an increase in warranty related costs associated with the automotive diagnostic products.

Product development expenses were $1,274,015 or 17.8% of product sales as compared to $1,461,805 or 16.0% of product sales for the six months ended March 31, 2000. The dollar decrease is due primarily to cost savings from the closing of the Kirkwood, Pennsylvania facility. The current level of product development expenditures is expected to decrease approximately 15% in the second half of the fiscal year because of expense reduction measures, the full effect of which will be realized in May 2001.

Operating expenses were $2,455,369 for the six months ended March 31, 2001 or 31.0% of total sales versus $2,716,583 or 27.8% of total sales for the six months ended March 31, 2000. Most of the dollar decrease represents lower marketing and administrative expenses applicable to the closing of the Kirkwood, Pennsylvania facility.

Interest expense was $40,672 for the six months ended March 31, 2001, and $24,432 for the same period in 2000. This increase was due to an increase in short term borrowings to fund operating requirements. The current level of interest expense is expected to continue for the remainder of fiscal 2001.

Other income of $15,395 compares with other expense of $11,465 in the same period last year. The difference is due to a $34,946 loss on the disposal of equipment in the second quarter of fiscal 2000.

The net loss for the six months ended March 31, 2001 was $697,690 compared with net income of $51,944 for the six months ended March 31, 2000. The change was due primarily to a $1,599,000 reduction in automotive diagnostic product sales.

                                      (14)

                                                                       FORM 10-Q

Management anticipates that an increase in sales combined with operating efficiencies due, in part, to the restructuring of the Kirkwood, Pennsylvania operation in fiscal 2000 and other cost saving measures implemented in April 2001 will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits thereby reducing future federal income taxes payable. The contribution and the research and development credit carryforwards begin to expire in 2004 and 2019, respectively. Additionally, the net operating loss carryforward will begin to expire in 2021.

In July 2000 the Company closed down its production and sales facility in Kirkwood, Pennsyvania pursuant to a restructuring plan. The expected annual cost savings of approximately $600,000 anticipated in the closing of the Kirkwood, Pennsylvania facility took into consideration possible increases in other expenses that might occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flow, beginning in October 2000. Major expense categories anticipated to be affected are as follows:

                  Applicable to Manufacturing
                           Rent, utilities, insurance                 $121,000
                           Production Overhead (Wages)                 143,000
                  Product Development                                  144,000
                  Marketing and Administration                         192,000
                                                                      ---------
                  Annual Total                                        $600,000

For the quarter and the six months ended March 31, 2001 the Company achieved the savings that were anticipated.

                         Liquidity and Capital Resources
                         -------------------------------

Total current assets were $8,414,028, $9,891,765 and $10,035,085 at March 31,
2001, September 30, 2000 and March 31, 2000, respectively. The decrease from March to March was due primarily to a $1,279,232 decrease in inventory. The decrease in inventory was due to a significant order shipping in the month of March 2001. Between September 2000 and March 2001 current assets decreased by $1,477,737 due primarily to a $1,253,000 reduction in inventory, a reduction in cash and accounts receivable of $152,000, a reclassification of $204,000 in deferred income taxes to other assets and a $131,000 increase in prepaid expenses and refundable income taxes.

Working capital as of March 31, 2001 amounted to $7,080,791. This compares to $7,967,096 a year earlier. Current assets were 6.3 times current liabilities and total cash and receivables were 2.4 times current liabilities. These ratios compare to 4.9 and 1.7, respectively, at March 31, 2000.

Internally generated funds of $318,730 during the six months ended March 31, 2001 were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $115,189 and long-term debt payments of $16,985. Management of the Company believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support it's current and anticipated capital expenditures through the end of fiscal 2001.

                                      (15)

                                                                       FORM 10-Q

Shareholders' equity during the six months ended March 31, 2001 decreased by $697,690 which was the net loss during the period.

In February 2001 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2002 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is secured by the Company's inventory, chattel paper, accounts, equipment and general intangibles. The Company remains in compliance with its loan covenants.

                         Year 2000 Readiness Disclosure

                         ------------------------------

The Company has completed its Year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event. The Company does not anticipate making further statements regarding this issue.

                           Forward-Looking Statements

                           --------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (d) the ability of Company to effectively make the transition from primarily serving OEM customers to serving smaller customers in the automotive aftermarket.

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

                                      (16)

                                                                       FORM 10-Q

PART II.  OTHER INFORMATION
---------------------------

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on February 21, 2001, the following individuals were elected to the Board of Directors:

                                              Votes For        Votes Withheld
                                              ---------        --------------

   Robert L. Bauman                           1,850,309             3,206
   Harry J. Fallon                            1,848,909             4,606
   T. Harold Hudson                           1,850,309             3,206
   James T. Martin                            1,850,309             3,206
   Michael L. Miller                          1,850,309             3,206
   James Moreland                             1,850,309             3,206
   Janet H. Slade                             1,849,155             4,360

The following proposals were approved at the Company's Annual Meeting:

                                                 Votes      Votes      Votes
                                                  For      Against    Withheld
                                                  ---      -------    --------

1.    Approval of the adoption of the 2000
      Outside Directors Stock Option Plan.      1,502,662    216,807   32,552

2.    Approval of the adoption of the 2000
      Key Employees Stock Option Plan.          1,500,056    218,581   33,384

For information on how the votes have been tabulated for the above, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on February 21, 2001.

ITEM 5:  OTHER EVENTS
         ------------

In April of 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. The savings from these measures will mostly be achieved by May of 2001. Included in the reductions was the dismissal of Mr. Eugene Nowakowski the Company's Chief Financial Officer. Mr. Robert Bauman, President and CEO, has been appointed to fill this position temporarily. The Company anticipates that Mr. Gregory Zoloty, who has been the Company's Chief Accounting Officer for 8 years, will be appointed Chief Financial Officer at the next regular meeting of The Board of Directors in May 2001.

                                      (17)

                                                                       FORM 10-Q

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a) The following exhibits are included herein: (10) Fourth Amendment to Loan Agreement, dated February 19, 2001 by and between the Company and Huntington National Bank. (11) Statement re: Computation of earnings per share.

b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     May 15, 2001                     HICKOK INCORPORATED
                                              (Registrant)

                                       /s/R. L. Bauman
                                       --------------------------------------
                                          R. L. Bauman, Chief Executive Officer,
                                          President, and Treasurer

                                       /s/G. M. Zoloty
                                       --------------------------------------
                                          G. M. Zoloty, Chief Accounting Officer



                                      (18)