Form 10-Q
period 2001-06-30
HICKOK INC
filed 2001-08-13
CIK 47307

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____ .

Commission File No. 0-147

HICKOK INCORPORATED
_________________________________________________________________
(Exact name of Registrant as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10514 Dupont Avenue; Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code	(216) 541-8060

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

                                                                                                                                  Yes    X   No _____

As of August 13, 2001 764,884 Hickok Incorporated Class A Common
Shares and 454,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2001	2000	2001	2000
Net Sales
Product Sales	$ 3,112,954	$ 3,780,369	$10,273,800	$12,918,332
Service Sales	614,664	412,878	1,374,513	1,051,317

Total Net Sales	3,727,618	4,193,247	11,648,313	13,969,649

Costs and Expenses
Cost of Product Sold	1,820,207	2,181,791	6,479,246	7,219,999
Cost of Service Sold	470,855	286,476	1,050,540	730,541
Product Development	538,550	650,871	1,812,565	2,112,676
Operating Expenses	1,111,404	1,315,809	3,566,773	4,032,392
Interest Charges	5,572	17,083	46,244	41,515
Other<Income>Expense	<6,325>	425,474	<21,720>	436,939

	3,940,263	4,877,504	12,933,648	14,574,062

Income (Loss) before Income Taxes	<212,645>	<684,257>	<1,285,335>	<604,413>

Income (Recovery of) Taxes	<75,000>	<239,400>	<450,000>	<211,500>

Net Income (Loss)	$ <137,645>	$ <444,857>	$ <835,335>	$ <392,913>

Earnings per Common Share:

Net Income (Loss)	$ <.11>	$ <.37>	$ <.69>	$ <.33>

Earnings per Common Share
Assuming Dilution:

Net Income (Loss)	$ <.11>	$ <.37>	$ <.69>	$ <.33>

Dividends per Share	$ - 0 -	$ - 0 -	$ - 0 -	$ .10

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	September 30, 2000 (Note)	June 30, 2000 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$ 291,776	$ 313,553	$ 392,907
Trade Accounts Receivable - Net	2,804,716	3,020,754	2,539,995
Inventories	4,582,160	5,860,217	6,171,636
Deferred Income Taxes	196,800	400,800	315,900
Prepaid Expenses	52,166	34,608	93,770
Refundable Income Taxes	426,663	261,833	241,810

Total Current Assets	8,354,281	9,891,765	9,756,018

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,474,629	1,486,845	1,454,222
Machinery and Equipment	3,199,047	3,706,199	3,924,392
	4,902,765	5,422,133	5,607,703

Less: Allowance for Depreciation	3,179,885	3,474,290	3,529,468

Total Property - Net	1,722,880	1,947,843	2,078,235

Other Assets
Goodwill - Net of Amortization	1,715,830	1,799,999	1,828,002
Deferred Charges - Net of Amortization	-	10,552	16,852
Deferred Income Taxes	318,400	114,400	-
Deposits	2,050	2,050	1,750

Total Other Assets	2,036,280	1,927,001	1,846,604

Total Assets	$12,113,441	$13,766,609	$13,680,857

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2001 (Unaudited)	September 30, 2000 (Note)	June 30, 2000 (Unaudited)
Liabilities
Current Liabilities
Short-term Financing	$ -	$ 668,000	$ 703,000
Current Portion of Long-term Debt	40,128	40,128	102,071
Trade Accounts Payable	758,852	401,806	255,693
Accrued Payroll & Related Expenses	256,609	443,646	401,780
Accrued Expenses	226,998	207,750	387,044
Accrued Income Taxes	-	207,202	-

Total Current Liabilities	1,282,587	1,968,532	1,849,588

Deferred Income Taxes	-	-	41,500

Long-term Liabilities
Long-term Debt	17,717	43,480	51,731
Other Long-term Liabilities	-	112,375	134,125

Total Long-term Liabilities	17,717	155,855	185,856

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 764,884 shares outstanding (762,884 shares outstanding at September 30, 2000 and 746,884 shares outstanding at June 30, 2000) excluding 9,586 shares in treasury	764,884	762,884	746,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	998,053	993,803	953,803
Retained Earnings	8,595,334	9,430,669	9,448,360

Total Stockholders' Equity	10,813,137	11,642,222	11,603,913

Total Liabilities and Stockholders' Equity	$ 12,113,441	$ 13,766,609	$ 13,680,857

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000

Cash Flows from Operating Activities:
Cash received from customers	$ 11,864,351	$ 14,806,945
Cash paid to suppliers and employees	<11,101,670>	<14,505,352>
Interest paid	<50,014>	<30,210>
Interest received	6,430	9,777
Income taxes <paid> refunded	77,968	<7,443>

Net Cash Provided by Operating Activities	797,065	273,717

Cash Flows from Investing Activities:
Capital expenditures	<132,329>	<436,205>
Payments for business purchased (Net)	-	<78,192>
Proceeds on sale of assets	1,000	7,875

Net Cash Used in Investing Activities	<131,329>	<506,522>

Cash Flows from Financing Activities:
Short-term borrowings	1,725,000	1,975,000
Payments on Short-term borrowings	<2,393,000>	<1,402,545>
Decrease in Long-term financing	<25,763>	<366,197>
Dividends paid	-	<119,975>
Sale of Class A Shares under option	6,250	5,850

Net Cash Provided By <Used In> Financing Activities	<687,513>	92,133

Net increase <decrease> in cash and cash equivalents	<21,777>	<140,672>

Cash and cash equivalents at beginning of year	313,553	533,579

Cash and cash equivalents at end of third quarter	$ 291,776	$ 392,907

See Notes to Consolidated Financial Statements.

	2001	2000

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$ <835,335>	$ <392,913>

Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation and amortization	450,419	531,068
Loss on disposal of assets	594	146,694
Non-cash compensation charge related to stock options	-	1,150
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	216,038	837,296
Decrease <Increase> in inventories	1,278,057	<463,538>
Decrease <Increase> in prepaid expenses	<17,558>	<42,201>
Increase in refundable income taxes	<164,830>	<42,186>
Increase <Decrease> in trade accounts payable	357,046	<427,257>
Increase <Decrease> in accrued payroll and related expenses	<187,037>	<38,327>
Increase <Decrease> in accrued expenses	19,248	206,563
Increase <Decrease> in other Long-term liabilities	<112,375>	134,125
Increase <Decrease> in accrued income taxes	<207,202>	<176,757>

Total Adjustments	1,632,400	666,630

Net Cash Provided by <Used In> Operating Activities	$ 797,065	$ 273,717

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2001

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2001	Sept. 30, 2000	June 30, 2000

Components	$ 2,276,183	$ 2,950,611	$ 3,033,549
Work-in-Process	1,381,944	1,821,531	1,703,516
Finished Product	924,033	1,088,075	1,434,571

	$ 4,582,160	$ 5,860,217	$ 6,171,636

The above amounts are net of reserve for obsolete inventory in the amount of $503,033, $254,510 and $505,437 for the periods ended June 30, 2001, September 30, 2000 and June 30, 2000 respectively.

3. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  No options may be granted at a price less than $2.925. Options for 146,400 Class A shares were outstanding at June 30, 2001 (116,300 shares at September 30, 2000 and 132,300 shares at June 30, 2000) at prices ranging from $3.125 to $17.25 per share. Options for 32,100 shares and 27,800 shares were granted during the three month periods ended December 31, 2000 and December 31, 1999 respectively, at a price of $3.125 and $5.00 per share respectively, and all options are exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Options for 2,000 shares were exercised at $3.125 per share during the three month period ended June 30, 2001.  Options for 2,000 shares were exercised at $2.925 per share during the three month period ended June 30, 2000 resulting in non-cash compensation to the optionee of $1,150.

No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 72,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 36,000 Class A shares were outstanding at June 30, 2001 (30,000 shares at September 30, 2000 and 30,000 shares at June 30, 2000) at prices ranging from $4.25 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2001 and March 31, 2000, at a price of $4.25 and $8.50 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 21, 2004.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee directors as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation."

Unissued shares of Class A common stock (637,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

4. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share."  Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2001	2000	2001	2000
Basic Earnings per Share
Income (Loss) available to common stockholders	$ <137,645>	$ <444,857>	$ <835,335>	$ <392,913>

Shares denominator	1,218,233	1,200,564	1,217,911	1,201,235

Per share amount	$ <.11>	$ <.37>	$ <.69>	$ <.33>

Effect of Dilutive Securities
Average shares outstanding	1,218,233	1,200,564	1,217,911	1,201,235
Stock options	-	-	-	-
	1,218,233	1,200,564	1,217,911	1,201,235

Diluted Earnings per Share
Income (Loss) available to common stockholders	$ <137,645>	$ <444,857>	$ <835,335>	$ <392,913>

Per share amount	$ <.11>	$ <.37>	$ <.69>	$ <.33>

Options to purchase 182,400 and 162,300 shares of common stock during the third quarter of fiscal 2001 and the third quarter of  fiscal 2000, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were  not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the nine month period of fiscal 2001 and the nine month period of fiscal 2000 options to purchase 182,400 and 162,300 shares of common stock, respectively, at prices ranging from $2.925 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

5. Segment and Related Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2001	2000	2001	2000
Net Revenue
Indicators and Gauges	$ 487,023	$ 690,423	$ 1,770,407	$ 1,879,400
Automotive Diagnostic Tools and Equipment	3,240,595	3,502,824	9,877,906	12,090,249

	$ 3,727,618	$ 4,193,247	$11,648,313	$13,969,649

Income (Loss) from Operations
Indicators and Gauges	$ <42,430>	$ 118,762	$ 1,459	$ 391,248
Automotive Diagnostic Tools and Equipment	249,334	268,947	151,172	1,504,859
General Corporate Expenses	<419,549>	<1,071,966>	<1,437,966>	<2,500,520>

	$ <212,645>	$ <684,257>	$<1,285,335>	$ <604,413>

Asset Information
Indicators and Gauges			$ 1,063,761	$ 1,265,569
Automotive Diagnostic Tools and Equipment			8,002,107	9,313,926
Corporate			3,047,573	3,101,362

			$12,113,441	$13,680,857

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$ 3,580,405	$ 3,838,469	$11,084,799	$13,051,239
Canada	118,276	128,118	438,831	291,754
Other foreign countries	28,937	226,660	124,683	626,656

	$ 3,727,618	$ 4,193,247	$11,648,313	$13,969,649

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

These costs, which relate to the Automotive Diagnostic Tools and Equipment segment, are included in other <income> expense.  In Fiscal 2000 the corresponding liability consisted of a current portion of $200,079 which is included in accrued expenses and a long-term portion of $134,125 which is included in other long-term liabilities. These liabilities have subsequently been paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Third Quarter (April 1, 2001 through June 30, 2001)
Fiscal 2001 Compared to Third Quarter Fiscal 2000
    -----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment.  The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry.  Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft.  Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $487,023 and $690,423 for the third quarter of fiscal 2001 and fiscal 2000, respectively, and $1,770,407 and $1,879,400 for the first nine months of fiscal 2001 and fiscal 2000, respectively.  The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems.  These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods.  Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant.  Revenue in this segment was $3,240,595 and $3,502,824 for the third quarter of fiscal 2001 and fiscal 2000, respectively, and $9,877,906 and $12,090,249 for the first nine months of fiscal 2001 and fiscal 2000, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2001 were $3,112,954 versus $3,780,369 for the quarter ended June 30, 2000.  The 17.7% decrease in product sales in the current quarter was volume related and due primarily to a decrease in automotive diagnostic products sales. The Company anticipates that the level of product sales experienced in the third quarter is expected to increase modestly in the fourth quarter of the fiscal year based on current quote and order levels within the Company's automotive product segment.

Service sales for the quarter ended June 30, 2001 were $614,664 versus $412,878 for the quarter ended June 30, 2000.  The increase was both volume and price related.   The current level of service sales is expected to decrease modestly in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2001 was $1,820,207 (58.5% of product sales) as compared to $2,181,791 (57.7% of product sales) in the third quarter of 2000.  This increase in the cost of product sold percentage was due to product mix and lower than forecasted sales. The current cost of product sold percentage is expected to improve slightly during the fourth quarter of the fiscal year due to product mix and cost reduction measures implemented in April of 2001.

Cost of service sold for the quarter ended June 30, 2001 was $470,855 (76.6% of service sales) as compared to $286,476 (69.4% of service sales) in the quarter ended June 30, 2000.  The dollar and percentage increase was due primarily to a decision to accept additional work at lower margins.

Product development expenses were $538,550 in the third quarter of fiscal 2001 (17.3% of product sales) as compared to $650,871 (17.2% of product sales) in the third quarter of fiscal 2000, a reduction of $112,321. The level of expenditures is expected to decrease slightly in the last quarter of fiscal 2001 due to expense reductions implemented in April 2001.

Operating expenses in the most recent quarter were $1,111,404 (29.8% of total sales) versus $1,315,809 (31.4% of total sales) for the same period a year ago. Most of the dollar decrease represents lower marketing expenses applicable to automotive product sales to the aftermarket. The current level of operating expenses is anticipated to decrease slightly in the fourth quarter of the fiscal year due to expense reductions implemented in April 2001.

Interest expense was $5,572 in the third quarter of fiscal 2001, as compared to $17,083 in the third quarter of fiscal 2000.  This decrease was due primarily to a decrease in short term borrowings to fund operating activities. The current level of interest expense is expected to decrease slightly for the remainder of fiscal 2001.

Other income of $6,325 compares with other expense of $425,474 in the same quarter of fiscal 2000. The change is due to recording a one-time charge of $434,015 associated with the decision to close the Company's manufacturing facility in Kirkwood, Pennsylvania during the prior year third quarter.  The facility was closed on July 14, 2000 and all production was moved to the Company's Greenwood, Mississippi manufacturing facility.

The net loss in the third quarter of fiscal 2001 was $137,645 as compared with a net loss of $444,857 in fiscal 2000.  This change was primarily due to costs associated with the closing of the Company's Kirkwood, Pennsylvania manufacturing facility in the third quarter of fiscal 2000.  The current year third quarter benefited from cost reductions in product development and operating expenses implemented in April 2001, offset, in part, by a lower sales volume.

Unshipped customer orders as of  June 30, 2001 were $2,131,000 versus $4,745,000 at June 30, 2000.  The primary reason for the decrease is the fulfillment of a  large automotive diagnostic product order to a Tier 1 supplier to a large automotive OEM. The Company anticipates that most of the backlog will be shipped in the fourth quarter of fiscal 2001.

Results of Operations, Nine Months Ended June 30, 2001
 Compared to Nine Months Ended June 30, 2000

Product sales for the nine months ended June 30, 2001 were $10,273,800 versus $12,918,332 for the same period in fiscal 2000.  The decrease is due mostly to lower sales of automotive diagnostic products, specifically emissions inspection products, in the first three months of fiscal 2001 as compared to fiscal 2000 and automotive OEM diagnostic products, in the third quarter of  fiscal 2001 as compared to fiscal 2000.

The current level of product sales is anticipated to increase modestly in the fourth quarter of the fiscal year based on current quote and order levels within the Company's automotive product segment.

Service sales for the nine months ended June 30, 2001 were $1,374,513 compared with $1,051,317 for the same period in fiscal 2000. The increase was both volume and price related.

Cost of product sold was $6,479,246 (63.1% of product sales) as compared to $7,219,999 (55.9% of product sales) for the nine months ended June 30, 2000. This increase in the cost of product sold percentage was due to a change in product mix and lower sales volumes. The cost of product sold percentage should decrease slightly for the balance of the fiscal year due to improved product mix and expense reduction measures implemented in April 2001.

Cost of service sold was $1,050,540 (76.4% of service sales) compared with $730,541 (69.5% of service sales) for the nine months ended June 30, 2000. The dollar and percentage increase was due primarily to a decision to accept additional business at lower margins and an increase in warranty related costs associated with the automotive diagnostic products.

Product development expenses were $1,812,565 (17.6% of product sales) as compared to $2,112,676 (16.4% of product sales) for the nine months ended June 30, 2000. The dollar decrease is due primarily to cost savings from the closing of the Kirkwood, Pennsylvania facility and to a lesser extent due to expense reduction measures implemented in April 2001.  The current level of product development expenditures is expected to decrease  in the fourth quarter of the fiscal year because of expense reduction measures implemented in April 2001.

Operating expenses were $3,566,773 for the nine months ended June 30, 2001 (30.6% of  total sales) versus $4,032,392 (28.9% of total sales) for the nine months ended June 30, 2000.  Most of the dollar decrease represents lower marketing and administrative expenses applicable to the closing of the Kirkwood, Pennsylvania facility and to a lesser extent due to expense reduction measures implemented in April 2001.

Interest expense was $46,244 for the nine months ended June 30, 2001, and  $41,515 for the same period in 2000.  This increase was due to an increase in short term borrowings to fund operating requirements. The current level of interest expense is expected to decrease for the remainder of fiscal 2001.

Other income of $21,720 compares with other expense of $436,939 in the same period last year.  The change was due primarily to recording a one-time charge of $434,015 associated with the decision to close the Company's manufacturing facility in Kirkwood, Pennsylvania in the prior fiscal year.

The net loss for the nine months ended June 30, 2001 was $835,335 compared with a net loss of $392,913 for the nine months ended June 30, 2000.  The change was due primarily to a $2,212,000 reduction in automotive diagnostic product sales. Mangement attributes most of the decrease in sales to the economic downturn experienced through out the domestic economy this past year.

Management anticipates that as the economy improves an increase in sales combined with operating efficiencies due, in part, to the restructuring of the Kirkwood, Pennsylvania operation and cost saving measures recently implemented will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. Contribution and the research and development credit carryforwards begin to expire in 2004 and 2019, respectively.  The net operating loss carryforward will begin to expire in 2021.

In July 2000 the Company closed down its production and sales facility in Kirkwood, Pennsylvania pursuant to a restructuring plan.  The expected annual cost savings of approximately $600,000 anticipated in the closing of the Kirkwood, Pennsylvania facility took into consideration possible increases in other expenses that might occur.  The savings were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flow, beginning in October 2000.  Major expense categories anticipated to be affected are as follows:

Applicable to Manufacturing
Rent, utilities, insurance	$121,000
Production Overhead (Wages)	143,000
Product Development	144,000
Marketing and Administration	192,000

Annual Total	$600,000

For the quarter and the nine months ended June 30, 2001 the Company achieved the savings that were anticipated.

In April of 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%.  The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations.  The anticipated savings of $975,000 are expected to be realized in approximately equal amounts per month commencing in May 2001.  Major expense categories anticipated to be affected are as follows:

Applicable to Manufacturing
Production Overhead	$175,000
Product Development	300,000
Marketing and Administration	500,000

Current Fiscal Year Anticipated Savings	$975,000

For the quarter ended June 30, 2001 the Company achieved the savings that were anticipated.

Liquidity and Capital Resources

Total current assets were $8,354,281, $9,891,765 and $9,756,018 at June 30, 2001, September 30, 2000 and June 30, 2000, respectively.  The decrease from June to June was due primarily to a $1,589,476 decrease in inventory.  The decrease in inventory was due to a significant order completed during the period and a management emphasis on inventory reductions throughout product categories.  Between September 2000 and June 2001 current assets decreased by $1,537,484 due primarily to a $1,278,000 reduction in inventory, a reduction in cash and accounts receivable of $238,000, a reclassification of $204,000 in deferred income taxes to other assets and a $165,000 increase in prepaid expenses and refundable income taxes.

Working capital as of June 30, 2001 amounted to $7,071,694.  This compares to $7,906,430 a year earlier.  Current assets were 6.5 times current liabilities and total cash and receivables were 2.4 times current liabilities.  These ratios compare to 5.3 and 1.6, respectively, at June 30, 2000.

Internally generated funds of $797,065 during the nine months ended June 30, 2001 were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $132,329 and long-term debt payments of $25,763.  Management believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2001.

Shareholders' equity during the nine months ended June 30, 2001 decreased by $829,085 resulting primarily from a $835,335 net loss.

In February 2001 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2002 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option and is secured by the Company's inventory, chattel paper, accounts, equipment and general intangibles. In April 2001, this credit agreement was amended to reduce the Working Capital covenant from $7,000,000 to $6,000,000 until December 31, 2001 at which time it reverts back to $7,000,000.

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

PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included herein: (11) Statement re: Computation of earnings per share.

b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:            August 13, 2001

HICKOK INCORPORATED (Registrant)

/s/R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/G. M. Zoloty
G. M. Zoloty, Chief Financial Officer