Form 10-K
period 2001-09-30
HICKOK INC
filed 2001-12-20
CIK 47307

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from Not Applicable to Not Applicable

Commission file number: 0-147

HICKOK INCORPORATED

(Exact name of registrant as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (216) 541-8060

Securities registered pursuant to
Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Shares, $1.00 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 14, 2001, the Registrant had 764,884 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 710,953 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 12, 2001, based on the closing price of $2.50 per Class A Common Share on the Nasdaq Small Cap Market, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,777,382. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12 and 13)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 20, 2002.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2001.

  Table of Contents

    PART I.
      ITEM 1. DESCRIPTION OF BUSINESS
      ITEM 2. DESCRIPTION OF PROPERTIES
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT*
    PART II
      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ITEM 6. SELECTED FINANCIAL DATA
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        F-1: INDEPENDENT AUDITORS' REPORT
        F-2: CONSOLIDATED BALANCE SHEET
        F-3: LIABILITIES AND STOCKHOLDERS' EQUITY
        F-4: CONSOLIDATED STATEMENT OF INCOME
        F-5: CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        F-6: CONSOLIDATED STATEMENT OF CASH FLOWS
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      1. NATURE OF OPERATIONS
      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      3. SHORT-TERM FINANCING
      4. LEASES
      5. STOCK OPTIONS
      6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      7. INCOME TAXES
      8. EARNINGS PER COMMON SHARE
      9. EMPLOYEE BENEFIT PLANS
      10. ACQUISITION
      11. RESTRUCTURING CHARGE
      12. SEGMENT AND RELATED INFORMATION
      13. QUARTERLY DATA (UNAUDITED)
      ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    PART III.
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      ITEM 11. EXECUTIVE COMPENSATION
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    PART IV.
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K
        SIGNATURES
        EXHIBIT INDEX
        REPORT OF INDEPENDENT AUDITORS AS TO CONSOLIDATED SCHEDULES
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
        SCHEDULE IX - SHORT-TERM BORROWINGS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Hickok Incorporated was organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries.

In February 1995 the shareholders approved a change in the Company's name to Hickok Incorporated from The Hickok Electrical Instrument Company. Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, aircraft, and locomotive with sales to both original equipment manufacturers (OEM's) and to the automotive aftermarket.

For many years the Company sold precision indicating instruments for aircraft, locomotive and general industrial applications. For the past fifteen years the Company has used this expertise to develop and manufacture electronic diagnostic equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment.

The Company has made three acquisitions in the last eight fiscal years as part of a strategic program to expand both its customer base and its product line utilizing its existing expertise. A new product family, primarily for the automotive market, was added in February, 1994 when the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The fastening business provides computerized equipment to control tools that tighten threaded fasteners on cars, trucks, and heavy equipment to enable high quality joint control. General Motors is the primary customer for the Company's fastening systems products. The fastening systems business was fully integrated into Hickok's operations by June, 1994.

In January, 1996 the Company added new products and customers within the instrumentation area with the acquisition of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The gauge business was fully integrated into Hickok's operations by May, 1996.

In February, 1998 the Company added new products and customers within the automotive aftermarket with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Waekon manufactured a variety of testing equipment used by automotive technicians. The Waekon name is used by the Company as a trademark to market its products to technicians in the automotive aftermarket. For cost reduction purposes the Company closed its manufacturing facility in Kirkwood, Pennsylvania in July 2000 and moved all production of Waekon products to the Company's manufacturing facility in Greenwood, Mississippi. The Company incurred a restructuring charge of $434,015 which was recouped by accompanying cost reductions by the end of fiscal 2001.

The Company's operations are currently concentrated in the United States. Sales are primarily to domestic customers although the Company also makes sales to international customers on a world-wide basis. The Company established select market international representation in the sales and service area during fiscal 1995.

Operating Segment Information

The Company's operations are combined into two reportable business s egments: 1) indicators and gauges and 2) automotive diagnostic tools and equipment. Reference is made to "Segment and Related Information" incorporated in the following financial statements.

Indicators and Gauges

For over sixty years the Company has specialized in developing and manufacturing precision indicating instruments used in aircraft, locomotives and other applications. Within the aircraft market, instruments are sold primarily to manufacturers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 15% of the Company's sales for fiscal 2001 and approximately 14% for fiscal 2000. New product development in fiscal 2001 involved developing a number of customized indicators for specific customers and continuing the process of certifying the DIGILOG series of instruments with the FAA. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. The DIGILOG products have the potential to provide a favorable impact on sales in the indicator business segment beginning in fiscal 2002. At this time the Company is awaaiting FAA certification on the products.

Automotive Diagnostic Tools and Equipment

In the mid 1980's the Company began designing and marketing instruments used to diagnose problems and to support the servicing of automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold both to Ford and to the aftermarket using jobbers, wholesalers and wagon distributors. The Company increased its aftermarket business with the acquisition, in February 1998, of Waekon Industries, a manufacturer of a variety of testing equipment used by automotive technicians. The acquisition added new distribution sources and significant new products for the aftermarket. The aftermarket currently accounts for approximately 39% of automotive diagnostic and specialty tool sales. In fiscal 2000 it represented approximately 29%. As a whole, automotive diagnostic tools and equipment represented approximately 85% of the Company's sales for fiscal 2001 and approximately 86% for fiscal 2000.

Fastening control systems are some of the automotive products sold by the Company. The product category resulted from the acquisition of the fastening systems business from Allen-Bradley in February 1994. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners in order to provide high quality joint control. The equipment, especially large networked systems, has historically been sold primarily to General Motors. With the introduction of products such as the pulse tool control and Windows based user station software the Company is attempting to expand its customer base to include tool manufacturers and other car, truck and farm equipment manufacturers. Initial orders from customers other than General Motors were received in fiscal 2001.

The automotive diagnostic equipment business segment requires a steady flow of new products in order for the segment to grow and prosper. The mix could consist of entirely new products, upgrading existing products, or simply changes in packaging or design of existing products. During fiscal 2001 several new products and upgrades to existing products were introduced late in the year including the Pistol Products, a grouping of electrical testing probes primarily purchased by technicians for general purpose testing. The grouping includes a novel unit for testing fuel injectors. In addition, the following major products were in development for introduction to the market in early fiscal 2002, a Evaporative Emission System Test Kit, EGR Tester and Waekon Gold Automotive Wire Products. Automotive technicians as well as shops use these products. Later in the year an On-Car Flow Bench for testing flow rates of fuel injectors on gasoline engines and several additional Pistol Probe products are planned to be introduced.

NGS units and software upgrades for the unit represent over 30% of the Company's sales. The Flash Kit, an accessory for the NGS Tester, was introduced in late fiscal 2000. The unit reprograms a Ford automobile's PCM (Powertrain Control Module) which is the "brain" of the car. PCM updates are released periodically by Ford to improve engine performance. Aftermarket shops that have need for NGS units are the primary buyers of the Flash Kit since it allows them equal capability with Ford dealerships.

A locksmith version of the NGS Tester was introduced in early fiscal 2000 and now accounts for about 25% of all NGS sales. The unit is used by locksmiths to reprogram a Ford vehicle whenever replacement keys are required. A significant amount of the Company's sales efforts are devoted to establishing these products in the Automotive Aftermarket.

During fiscal 2001 new FSH networking software was developed and introduced. The product integrates tool maintenance, control, and statistics in a Windows environment that enables connection of multiple vendors' tool controls to a single network. In fiscal 2000 the Company introduced a novel pulse tool control as part of it's Pro-Spec 1000 tool control line of products. The pulse tool control represents a technological advancement in controlling and calibrating a pulse nut running tool. A pulse tool is ergonomically more user friendly than other nut running tools because it eliminates torque reaction. The Company has succeeded in arranging for AIMCO company to represent the Pro-Spec 1000 controls throughout North America. AIMCO is the largest pulse tool distributor in North America.

Sources and Availability of Raw Materials

Raw materials essential to the business are acquired primarily from a large number of U.S. manufacturers. Materials acquired from the electronic components industry include transistors, integrated circuits, resistors, capacitors, switches, potentiometers and fabricated metal or plastic parts. In general, the required materials are available, if ordered with sufficient lead times, from multiple sources at current prices.

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to certain of its products. It does not consider that any one patent or group of patents is material to the conduct of its business as a whole. It believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service rather than upon its ownership of patents. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that with the growing importance of the automotive aftermarket to its business there is a modest seasonality affecting its revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters. In addition, certain products can be subject to large order amounts dependent upon customer release dates. As a result any seasonality can be overwhelmed by delivery of these large orders and operating results can fluctuate widely from quarter to quarter. There was one such order completion in fiscal 2001 that had a influence on second quarter results.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

During the fiscal year ended September 30, 2001, sales to Ford and General Motors Corporation accounted for approximately 33% and 12% respectively of the consolidated sales of the Company. This compares with 34% and 9% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

Backlog

At September 30, 2001, the unshipped customer order backlog totaled $1,850,000 in contrast to $4,640,000 at September 30, 2000 and $3,652,000 at September 30, 1999. The decrease in fiscal 2001 is due to lower orders for indicators and gauges of $335,000, completion of a large diagnostic product order, reduced orders for automotive diagnostic products of $1,785,000 and fastening control products of $670,000. The increase in fiscal 2000 was due to an increase in orders for indicators and gauges and fastening control products.

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

Research and Development Activities

The Company expensed as incurred product development costs of $2,343,684 in 2001, $2,740,315 in 2000, and $2,805,592 in 1999. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2001 was 169 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2001, all manufacturing, research and development and administrative operations were conducted in the United States. Revenues derived from export sales approximated $692,000 in 2001, $1,304,000 in 2000, and $871,000 in 1999. Shipments to Canada make up the majority of export sales.

ITEM 2. DESCRIPTION OF PROPERTIES

As of December 1, 2001 the Company had facilities in the United States as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Cleveland,Ohio	37,000 Sq. Ft.	Two-story brick construction; used for corporate administrative headquarters, marketing and product development with limited manufacturing.	Owned

Greenwood, Mississippi	63,000 Sq. Ft.	One-story modern concrete block construction; used for manufacturing instruments, test equipment, and fastening systems products.	Leased, with annual renewal options extending through 2061.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company as of September 30, 2001. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Vice President of Finance and Chief Financial Officer in May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May, 1999. He joined the Company in April, 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	61

Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	49

Vice President, Sales	Thomas F. Bauman	58

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

PRICES FOR THE YEARS ENDED:

September 30, 2001			September 30, 2000
	HIGH	LOW	HIGH	LOW
First Quarter	4.50	3.13	7.38	5.00
Second Quarter	4.36	3.00	9.25	5.75
Third Quarter	4.50	2.61	6.88	4.75
Fourth Quarter	3.48	2.50	6.00	3.88

b) HOLDERS

As of December 14, 2001, there were approximately 409 holders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2001 the Company paid no dividends on its Class A and Class B Common Shares. In fiscal 2000 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares on March 31, 2000. In fiscal 1999 the Company paid a special dividend of $.15 per share on its Class A and Class B Common Shares, on January 22, 1999. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement when borrowings are outstanding. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30

	2001	2000	1999	1998	1997
	(In Thousands of Dollars, except per share amounts)

Net Sales	$15,261	$18,275	$18,827	$20,768	$21,159

Net Income (Loss)	$(662)	$(411)	$(268)	$1,034	$605

Working Capital	$6,843	$7,923	$8,473	$8,818	$9,279

Total Assets	$12,178	$13,767	$14,282	$15,047	$13,736

Long-term Debt	$9	$156	$418	$549	$127

Total Stockholders' Equity	$10,986	$11,642	$12,110	$12,551	$11,617

Net Income (Loss) Per Share	$(.54)	$(.34)	$(.22)	$.86	$.51

Dividends Declared

Per Share:

Class A	$-0-	$.10	$.15	$.10	$.20

Class B	$-0-	$.10	$.15	$.10	$.20

Stockholders' Equity

Per Share:	$9.01	$9.56	$10.09	$10.48	$9.71

Return on Sales	(4.3%)	(2.2%)	(1.4%)	5.0%	2.9%

Return on Assets	(5.4%)	(2.9%)	(1.8%)	7.2%	4.4%

Return on Equity	(6.0%)	(3.5%)	(2.2%)	8.6%	5.3%

Closing Stock Price	$2.50	$4.50	$7.56	$6.88	$8.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture high technology, precision indicating instruments for business and pleasure aircraft, locomotive and general industrial applications. This reputation was enhanced because of the Company's capabilities in the design and implementation of electronics circuitry. In recent years the Company has applied this expertise toward the development of electronic diagnostic equipment used in the automotive industry. The Company's first major diagnostic tool was introduced in the early 1990's and sold direct to Ford Motor Company. That tool, and all the other diagnostic tools sold by the Company, are now distributed through various aftermarket channels. The Company currently generates approximately 39% of its revenue from designing and manufacturing diagnostic tools for the automotive aftermarket. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles.

Approximately eight years ago the Company initiated a strategy to use existing expertise to diversify its customer base and add new products within its various product classes. The strategy has been implemented using acquisitions and modifying the organization to a market orientation.

In February, 1998 the Company increased its automotive aftermarket business with the acquisition of Waekon Industries, a privately owned company in Kirkwood,Pennsylvania. Sales of aftermarket products now account for 39% of automotive diagnostic and specialty tool sales, 29% in fiscal 2000. Waekon manufactures a variety of automotive diagnostic equipment and specialty tools used by automotive technicians. The acquisition cost $2,221,302 and was recorded as an asset purchase. Because of its positive position in the industry, the Waekon name has become the trademark used by the Company to market its products to the automotive aftermarket.

In July, 2000 the Company closed down its production and sales facility in Kirkwood, Pennsylvania pursuant to a restructuring plan. The expected annual cost savings of approximately $600,000 anticipated in the closing of the Kirkwood, Pennsylvania facility took into consideration possible increases in other expenses that might occur. The savings were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flow, beginning in October 2000. Major expense categories anticipated to be affected are as follows:

Applicable to Manufacturing
Rent, utilities, insurance	$121,000
Production Overhead (Wages)	143,000
Product Development	144,000
Marketing and Administration	192,000

Annual Total	$600,000

For the year ended September 30, 2001 the Company achieved the savings that were anticipated.

In April of 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. The savings of approximately $975,000 in fiscal 2001, anticipated at the time of the reductions, were realized.

The timing of order releases in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. Orders for such equipment can be large, are subject to customer release, and may result in substantial variations in quarterly sales and earnings. There were no large orders of this nature in either of the past two fiscal years. The primary reason for this was the Company's efforts in recent years to diversify its customer base. However, in future years the introduction of new products could result in a significant increase in order levels which may result in substantial variations in quarterly sales and earnings. Any foreign sales are made in United States Dollars.

Short-term earnings also can be affected by levels of expenditures for product development. Introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the ongoing success of this business segment. Consequently, expenditures for product development have been and will continue to be significant to the Company's operations.

The Company's order backlog as of September 30, 2001 totaled $1,850,000 as compared to $4,640,000 as of September 30, 2000 and $3,652,000 as of September 30, 1999. The decrease in fiscal 2001 is due to lower orders for indicators and gauges of $335,000, completion of the balance of a large diagnostic product order, reduced orders for automotive diagnostic products of $1,785,000 and fastening control products of $670,000. Most of the backlog at September 30, 2001 is expected to be shipped by the end of the current fiscal year. The increase in fiscal 2000 was due to an increase in orders for indicators and gauges and fastening control products.

Reportable Segment Information

Effective September 30, 1999, the Company adopted Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Standard requires segment information disclosures based on how management evaluates operating performance and resource allocations. The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment.

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

Automotive Diagnostic Tools and Equipment

This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both direct and to the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added new products and distribution sources for the aftermarket. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. This equipment provides high quality threading applications.

Results of Operations

Sales for the fiscal year ended September 30, 2001 declined to $15,261,149, a decrease of approximately 16% from fiscal 2000 sales of $18,274,626. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $3,700,000. The decline in product sales was partially offset by and increase in service revenue of approximately $700,000. The reduction in product sales occurred in the automotive diagnostic equipment segment, primarily sales to OEM accounts as the Company continues to emphasize its aftermarket business. Aftermarket sales were flat in fiscal 2001 for several reasons. Sales of emissions products were negatively impacted as several states continued to delay implementation of gas cap and gas tank testing. The company anticipates that overall product sales will remain at current levels in fiscal 2002. The current level of service revenue is expected to continue for fiscal 2002.

Sales for the fiscal year ended September 30, 2000 declined slightly to $18,274,626, a decrease of approximately 3% from fiscal 1999 sales. This decrease in sales was primarily volume-driven and attributable to lower product sales of approximately $532,000. Service revenue was essentially flat compared to fiscal 1999. The reduction in product sales occurred in the automotive diagnostic equipment segment. Sales of automotive diagnostic products to OEM accounts decreased by $412,000 while sales of fastening systems products dropped by $116,000.

Cost of products sold in fiscal 2001 was $8,016,562 or 60.7% of net product sales compared to $9,423,727 or 55.8% of net product sales respectively in fiscal 2000. Cost of products sold during fiscal 1999 was $10,606,454 or 60.9% of net product sales. The increase in the percentage of cost of products sold applicable to product sales between fiscal 2001 and fiscal 2000 was due to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and other markets represented a larger portion of total product sales offset in part by expense reductions implemented in April 2001. The decrease in the percentage of cost of products sold between fiscal 2000 and fiscal 1999 was due primarily to product mix and to operating efficiencies realized at the manufacturing level. The cost of products sold percentage should decrease slightly in fiscal 2002 due to a change in product mix and a full year of expense reductions implemented in April 2001.

Cost of services sold in fiscal 2001 was $1,470,011 or 71.6% of net service sales compared to $1,087,177 or 78.6% respectively in fiscal 2000. Cost of services sold during fiscal 1999 was $935,231 or 66.7 % of net service sales. The decrease in the cost of services sold as a percentage of net service sales is due to a higher sales volume coupled with a favorable product mix and expense reduction measures implemented in April 2001 offset in part by a slight increase in warranty related costs associated with the automotive diagnostic products. The increase in the cost of services sold as a percentage of net service sales between fiscal 2000 and fiscal 1999 is primarily due to a change in product mix and a slight increase in warranty repair charges. The percentage of cost of services sold relative to net service sales is expected to improve slightly in fiscal 2002.

Product development expenditures in fiscal 2001 were $2,343,684 which was 15% lower than expenditures of $2,740,315 in fiscal 2000. The dollar decrease is due primarily to cost savings from the closing of the Kirkwood, Pennsylvania facility and to expense reduction measures implemented in April 2001. Product development expenditures in fiscal 2000 were $2,740,315 which was 2% lower than expenditures of $2,805,592 in fiscal 1999. This decrease reflects efficiencies resulting from technology improvements in engineering systems and procedures. It is anticipated that the amount spent on product development in fiscal 2002 will be approximately 12% lower than the amount spent in fiscal 2001 due to a full year of expense reductions implemented in April 2001 while continuing to support the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket.

Marketing and administrative expenses amounted to $4,570,170 which was 29.9 % of net sales in fiscal 2001, $5,357,063 or 29.3% of net sales in fiscal 2000, and $5,106,577, or 27.1% of net sales in fiscal 1999. Expenditures in fiscal 2001 were 15% lower than fiscal 2000 due to lower marketing and administrative expenses as a result of expense reduction measures implemented in April 2001 and to a lesser extent to expenses applicable to the closing of the Kirkwood, Pennsylvania facility in July 2000. Expenditures in fiscal 2000 were 5% higher than fiscal 1999 due to an increase in commissions and royalties associated with certain aftermarket product sales. The Company anticipates that marketing and administrative expenses will decrease in fiscal 2002 due to a full year of expense reductions implemented in April 2001.

Interest charges were $49,057 in fiscal 2001 compared with $60,367 in fiscal 2000 and $68,171 in fiscal 1999. The decrease in interest charges in fiscal 2001 compared to fiscal 2000 was due to a reduction in short-term borrowings. The decrease in interest charges in fiscal 2000 compared to fiscal 1999 was due to a reduction in long-term debt incurred with the Waekon acquisition in February, 1998.

In fiscal 2000, a restructuring charge of $434,015 was recorded due to the closing in July, 2000 of the Company's manufacturing facility in Kirkwood, Pennsylvania. These charges were composed of $228,375 of future lease payments, $111,750 of losses on the abandonment of the plant facility and equipment and $93,890 of employee severance and related expenses. The Company expected to realize pre-tax operating cost savings of approximately $600,000 annually as the facility in Greenwood, Mississippi has taken over all manufacturing formerly performed in Kirkwood. For the fiscal year ended September 30, 2001 the Company achieved the savings anticipated.

Other income of $40,929 in fiscal 2001 compares with other expense of $6,366. The change was primarily due to losses on fixed asset disposals in fiscal 2000. Other income in fiscal 2001 consisted primarily of interest income on short-term investments and discounts on purchases. Other expense of $6,366 in fiscal 2000 compares with other income of $51,527 in fiscal 1999. The change was primarily due to losses on fixed asset disposals.

Income taxes in fiscal 2001 were a negative $485,300 which represents a recovery of income taxes at a 42.3% effective tax rate. Income taxes in fiscal 2000 were a negative $423,800 which represents a recovery of income taxes at a 50.8% effective tax rate. In fiscal 1999 income taxes were a negative $375,500 which represents a recovery of income taxes at a 58.3% effective tax rate. The recovery rate in fiscal 2001, 2000 and 1999 exceeded the normal tax rate of 37% due to the recognition of both current and prior year research and development tax credits. It is anticipated that the effective tax rate in fiscal 2002 will approach the rate experienced in fiscal 1998 due to the anticipated existence of research and development tax credits. Management anticipates that with an improved economy, an increase in sales combined with operating efficiencies due in part to the restructuring of the Kirkwood, Pennsylvania operation and cost saving measures recently implemented will generate sufficient taxable income during the carryforward period to fully realize the deferred tax benefits. The deferred tax benefits begin to expire in 2019.

The net loss in fiscal 2001 was $662,106, or $.54 per share which was an increase of $251,502 as compared with the net loss of $410,604, or $.34 per share, in fiscal 2000. The net loss in fiscal 1999 was $268,171, or $.22 per share. The change in fiscal 2001 versus fiscal 2000 was primarily due to lower sales offset in part by the cost saving measure of the Kirkwood, Pennsylvania plant closing in July 2000 and the expense reduction measures implemented in April 2001. The change in fiscal 2000 versus fiscal 1999 was primarily due to a restructuring charge of $434,015 which represented a one-time charge associated with the decision to close the Company's manufacturing facility in Kirkwood, Pennsylvania. The facility was closed on July 14, 2000 as a cost saving measure and production was transferred to the Company's Greenwood, Mississippi facility.

Liquidity and Capital Resources

Current assets of $8,025,010 at September 30, 2001 were 6.8 times current liabilities and the total of cash and receivables was 3.2 times current liabilities. These ratios compare to 5.0 and 1.7 respectively at the end of fiscal 2000. Total current assets were down approximately $1,870,000 from the previous year end due primarily to a reduction in inventory of approximately $1,866,000. The decrease in inventory was due to a significant order completed during the period and a management emphasis on inventory reductions throughout product categories.

Working capital at September 30, 2001 was $6,842,604 as compared to $7,923,233 a year ago. The decrease was due primarily to a decrease in inventory of approximately $1,866,000, a reduction in current deferred income taxes and refundable income taxes totaling approximately $451,000, offset by an increase in cash of $263,000 and a reduction of short-term borrowing of $668,000.

During the fiscal year the Company's business may require an increase in inventory of work-in-process and finished goods in order to meet anticipated delivery schedules. Whenever there may be a requirement to increase inventory in fiscal 2002 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $3,000,000 revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

Internally generated funds in fiscal 2001 were $1,083,049 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $131,289 and debt payments of $702,699. The primary reason for the positive cash flow from operations was the reduction in inventory. In fiscal 2000 internally generated funds were $220,557 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and long-term debt payments of $405,703 and $466,936 respectively. The primary reason for the negative cash flow in fiscal 2000 was the net loss of $410,604 and a $281,144 reduction in accounts payable. In fiscal 1999 internally generated funds were a negative $370,925 and were not adequate to fund the Company's prime non-operating cash requirement consisting of capital expenditures and long-term debt payments of $460,954 and $160,693 respectively. The primary reason for the negative cash flow from operations was a $679,279 increase in accounts receivable. The Company expects internally generated funds in fiscal 2002 from operating activities, primarily net income, to be adequate to fund approximately $280,000 of capital expenditures and $40,000 due on the current portion of long-term debt. Most of the capital expenditures will be made to upgrade engineering and manufacturing equipment.

In February, 2001 the Company amended an existing credit agreement with its financial lender. The agreement expires in February, 2002 and provides for a secured revolving credit facility of $5,000,000 with interest at the prime commercial rate with a LIBOR option. At September 30, 2001, the Company had no outstanding balance under this loan facility. Effective April 2001, the agreement was secured by the Company's accounts receivable, inventory, equipment and general intangibles. Also in April, the credit agreement was amended to reduce the working capital covenant from $7,000,000 to $6,000,000 until December 31, 2001 at which time it reverts back to $7,000,000. Management believes it can obtain a waiver if the covenant is violated in the future. In addition, management has determined a revolving credit facility is important to the Company and is currently in negotiation with its financial lender regarding renewal of the facility. The Company is confident a facility can be negotiated at acceptable terms.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $-0- on its revolving credit facility at September 30, 2001, which is subject to a variable rate of interest based on the prime commercial rate with a LIBOR option. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 or Part II of Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Meaden & Moore, Ltd.
MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 21, 2001
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS

	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$576,664	$313,553
Accounts receivable-less allowance for	3,190,930	3,020,754
doubtful accounts of $43,000 ($80,000, 2000)
Inventories less-allowance for obsolete	3,994,347	5,860,217
inventory of $92,000 ($255,000, 2000)
Deferred income taxes	167,300	400,800
Prepaid expenses	51,231	34,608
Refundable income taxes	44,538	261,833

Total Current Assets	8,025,010	9,891,765

PROPERTY, PLANT AND EQUIPMENT:
Land	229,089	229,089
Buildings	1,487,337	1,486,845
Machinery and equipment	3,029,998	3,706,199

	4,746,424	5,422,133
Less accumulated depreciation	3,114,038	3,474,290

	1,632,386	1,947,843

OTHER ASSETS:
Goodwill-less accumulated amortization of	1,687,107	1,799,999
$462,980($350,088, 2000)
Deferred charges - less accumulated	-	10,552
amortization of $39,837 ($29,285, 2000)
Deferred income taxes	831,000	114,400
Deposits	2,050	2,050

	2,520,157	1,927,001

Total Assets	$12,177,553	$13,766,609

See accompanying summary of accounting policies and notes to financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	2001	2000

CURRENT LIABILITIES:
Short-term financing	$-	$668,000
Current portion of capitalized lease payable	40,128	40,128
Trade accounts payable	314,163	401,806
Accrued payroll and related expenses	363,833	443,646
Accrued expenses	127,088	171,019
Accrued income taxes	199,217	207,202
Accrued taxes other than income	137,977	36,731

Total Current Liabilities	1,182,406	1,968,532

LONG-TERM DEBT:
Capitalized lease payable - less current portion	8,781	43,480
Other long-term liabilities	-	112,375

Total Long-Term Liabilities	8,781	155,855

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 774,470	764,884	762,884

shares issued (772,470 - 2000)
Class B 1,000,000 convertible shares authorized,	454,866	454,866

475,533 shares issued
Contributed capital	1,603,848	1,599,598
Treasury shares - 9,586 Class A shares and 20,667	(605,795)	(605,795)

Class B shares
Retained earnings	8,768,563	9,430,669

Total Stockholders' Equity	10,986,366	11,642,222

Total Liabilities and Stockholders' Equity	$12,177,553	$13,766,609

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2001	2000	1999

NET SALES:
Product sales	$13,209,191	$16,891,799	$17,424,101
Service sales	2,051,958	1,382,827	1,402,726

Total Net Sales	15,261,149	18,274,626	18,826,827

COSTS AND EXPENSES:
Cost of product sold	8,016,562	9,423,727	10,606,454
Cost of services sold	1,470,011	1,087,177	935,231
Product development	2,343,684	2,740,315	2,805,592
Marketing and administrative	4,570,170	5,357,063	5,106,577
expenses
Interest charges	49,057	60,367	68,171
Restructuring charge	-	434,015	-
Other (income) expense	(40,929)	6,366	(51,527)

	16,408,555	19,109,030	19,470,498

Loss before Recovery of	(1,147,406)	(834,404)	(643,671)
Income Taxes

RECOVERY OF INCOME TAXES:
Current	(2,200)	(183,000)	(132,100)
Deferred	(483,100)	(240,800)	(243,400)

	(485,300)	(423,800)	(375,500)

NET LOSS	$(662,106)	$(410,604)	$(268,171)

NET LOSS PER COMMON SHARE	$(.54)	$(.34)	$(.22)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,218,374	1,204,276	1,199,416

See accompanying summary of accounting policies and notes to financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at September	$10,409,382	$742,884	$454,866	$1,549,598	$(605,795)	$12,550,935
30, 1998

Dividend of $.15 per	(179,963)	-	-	-	-	(179,963)
Class A and B shares
Sale of Class A shares	-	2,000	-	5,000	-	7,000
under option
Net Loss	(268,171)	-	-	-	-	(268,171)

Balance at September
30, 1999	9,961,248	744,884	454,866	1,554,598	(605,795)	12,109,801

Dividend of $.10 per	(119,975)	-	-	-	-	(119,975)
Class A and B shares
Sale of Class A shares	-	18,000	-	45,000	-	63,000
under option
Net Loss	(410,604)	-	-	-	-	(410,604)

Balance at September	9,430,669	762,884	454,866	1,599,598	(605,795)	11,642,222
30, 2000

Sale of Class A shares	-	2,000	-	4,250	-	6,250
under option
Net Loss	(662,106)	-	-	-	-	(662,106)

Balance at September	$8,768,563	$764,884	$454,866	$1,603,848	$(605,795)	$10,986,366
30, 2001

See accompanying summary of accounting policies and notes to financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$15,090,973	$18,631,163	$18,147,548
Cash paid to suppliers and employees	(14,175,409)	(18,495,372)	(18,601,050)
Interest paid	(52,828)	(85,509)	(71,934)
Interest received	8,803	19,039	25,753
Income taxes refunded	211,510	151,236	128,758

Net Cash Provided by (Used in) Operating Activities	1,083,049	220,557	(370,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131,289)	(405,703)	(460,954)
Change in deposits	-	(300)	2,600
Proceeds on sale of assets	7,800	9,875	4,350
Payments for business purchased	-	(78,194)	-

Net Cash Used in Investing Activities	(123,489)	(474,322)	(454,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	1,725,000	2,325,000	1,568,000
Payments on short-term borrowings	(2,393,000)	(1,757,000)	(1,468,000)
Decrease in long-term financing	(34,699)	(466,936)	(160,693)
Sale of Class A shares under option	6,250	52,650	5,850
Dividends paid	-	(119,975)	(179,963)

Net Cash Provided by (Used in) Financing Activities	(696,449)	33,739	(234,806)

Increase (Decrease) in Cash and Cash Equivalents	263,111	(220,026)	(1,059,735)

Cash and Cash Equivalents at Beginning of Year	313,553	533,579	1,593,314

Cash and Cash Equivalents at End of Year	$576,664	$313,553	$533,579

See accompanying summary of accounting policies and notes to financial statements

	2001	2000	1999

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES:
Net Loss	$(662,106)	$(410,604)	$(268,171)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	561,399	651,870	746,919
Non-cash compensation	-	10,350	53,721
Loss on disposal of assets	991	158,087	5,710
Deferred income taxes	(483,100)	(240,800)	(243,400)
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(170,176)	356,537	(679,279)
Decrease (Increase) in inventories	1,865,870	(152,119)	183,991
Decrease (Increase) in prepaid expenses	(16,623)	16,961	(12,767)
Decrease (Increase) in refundable income	217,295	(62,209)	(17,812)
taxes
Increase (Decrease) in trade accounts	(87,643)	(281,144)	26,648
payable
Increase (Decrease) in accrued payroll and	(79,813)	3,539	(164,532)
related expenses
Increase (Decrease) in other accrued	(55,060)	139,644	(16,422)
expenses, accrued taxes other than income
and other long-term liabilities
Increase (Decrease) in accrued income taxes	(7,985)	30,445	14,469

Total Adjustments	1,745,155	(631,161)	(102,754)

Net Cash Provided by (Used In) Operating	$1,083,049	$220,557	$(370,925)
Activities

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1999, non-cash compensation included $52,571 for equipment transferred to a former employee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2001, 2000 AND 1999

1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiaries ("Company") develop and manufacture products used by companies in the transportation industry. Among the products are indicators and gauges sold to companies in aircraft and locomotive markets. On a much larger scale, the Company manufactures diagnostic equipment used by automotive technicians to test the various electronic systems in automobiles. Also within the automotive segment,the Company manufactures equipment to control the nut running process in an assembly plant. The Company serves the automotive, locomotive and general aviation markets predominately in North America. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

Product Classes	2001	2000	1999

Automotive Test Equipment	68.3%	73.8%	73.2%
Fastening Systems	13.9	10.7	11.0
Indicating Instruments	14.7	14.1	13.6
Other Product Classes	3.1	1.4	2.2

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk:
The Company sells its products and services primarily to customers in the United States and to a lesser extent overseas. All sales are made in United States dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry(primarily original equipment manufacturers) comprise 65% of outstanding receivables at September 30, 2001 (58% in 2000). Sales to two customers, each of which were in excess of 10% of total sales, approximated $5,100,000 and $1,900,000 (2001),$6,300,000 and $1,700,000 (2000), $6,100,000 and $2,400,000 (1999). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Revenue Recognition:
The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of the current year, the Company performed a review of its revenue recognition policies and determined that they are in compliance with SAB 101.

The Company records sales as manufactured items are shipped to customers. Revenue from development contracts represent agreements to provide training related programs to technicians and engineers and are recorded as service revenue. Revenue from these contracts is recognized as agreed upon milestones are achieved. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2001.

Product Development Costs:
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2001	2000

Raw materials and component parts	$2,353,329	$2,950,611
Work-in-process	828,238	1,821,531
Finished products	812,780	1,088,075

	$3,994,347	$5,860,217

The above amounts are net of reserve for obsolete inventory in the amount of $92,000 and $254,510 for the periods ended September 30, 2001 and September 30, 2000 respectively.

Property, Plant and Equipment:
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized.

The depreciation policy of the Company is generally as follows:

Class	Method	Estimated Useful Lives

Buildings	Straight-line	10 to 40 years
Machinery and equipment	Straight-line	3 to 10 years
Tools and dies	Straight-line	3 years

Depreciation, including depreciation on capitalized leases, amounted to $437,955 (2001), $515,151 (2000), and $593,314 (1999).

Valuation of Long-Lived Assets:
Long-lived assets such as property, plant and equipment, goodwill, patents and software are reviewed for impairment whenever events or changes in circumstances indicate tht the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Intangible Assets :
Deferred charges represent patents and software implementation costs and are being amortized over 3 years. Software implementation costs were incurred to support and enhance internal information systems. Goodwill is being amortized on a straight-line basis over 15 to 20 years. Amortization of intangibles amounted to $123,444 (2001), $136,719 (2000) and $153,605(1999).

Advertising Costs :
Advertising costs are expensed as incurred.

Income Taxes :
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Income per Common Share:
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 8.

Cash and Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2001 amounted to $601,616.

Recently Issued Accounting Pronouncements:
Effective October 1, 2001, the Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company had no derivatives as of September 30, 2001, and therefore, no resulting transition adjustments.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1,575,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $112,892 for the year ended September 30, 2001. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle.

In August 2001, The Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121. The Company is required to adopt the provisions of SFAS No. 144 effective October 1, 2002.

Reclassifications :
Certain prior year amounts have been reclassified to conform with current year presentation.

3. SHORT-TERM FINANCING

The Company has a secured credit agreement of $5,000,000 with its financial lender. The agreement expires in February 2002 and provides for a revolving credit facility of $5,000,000 with interest at the bank's prime commercial rate with a LIBOR option. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. Effective April 2001, this credit agreement was amended to reduce the working capital covenant from $7,000,000 to $6,000,000 until December 31, 2001 at which time it reverts back to $7,000,000. The Company is in compliance with its loan covenants. Selected details of short-term borrowings are as follows:

	Amount	Weighted Average Interest rate

Balance at September 30, 2001	$-	9.01%
Average during 2001	$349,208	9.07%
Maximum during 2001 (month end)	$1,093,000	9.50%

Balance at September 30, 2000	$668,000	9.32%
Average during 2000	$296,850	9.30%
Maximum during 2000 (month end)	$703,000	9.50%

4. LEASES

Operating:
The Company leases a facility and certain equipment under operating leases expiring through February, 2004.

The Company's minimum commitments under operating leases are as follows:

2002	$32,314
2003	14,290
2004	1,506

Total	$48,110

Rental expense under these commitments was $68,362 (2001), $153,465 (2000) and $178,509 (1999).

Capital:
During 2000, the Company purchased equipment under a capital lease obligation, replacing equipment purchased in 1997. The obligation is payable in monthly installments of $3,344 including interest at 8.0% per year until February 2003. The total capital lease obligation payable includes $44,954 remaining on the equipment purchased in 1997. The balance outstanding at September 30, 2001 was $48,909. Minimum annual lease payments under the capital lease are as follows:

2002	$40,128
2003	11,505

51,633
Less amounts representing interest	2,724

$48,909

The cost and accumulated depreciation of the equipment held under capital lease at September 30, 2001 is as follows:

Cost	$189,578
Accumulated depreciation/Amortization	130,928

Book value	$58,650

A facility held under a capital lease has a net book value of $0 at September 30, 2001. Future minimum lease payments which extend through 2061 are immaterial.

5. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 91,500 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $0 (2001), $10,350 (2000) and $1,150 (1999). All options granted under the Employee Plans are exercisable at September 30, 2001.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 51,000 shares (less 21,000 options which were either canceled, expired or unissued) of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 25, 2004.

Transactions involving the plans are summarized as follows:

	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2001	Price	2000	Price	1999	Price

Option Shares
Empoyee Plans:

Outstanding October 1,	116,300	$9.34	106,500	$9.14	97,600	$9.69

Granted	32,100	3.13	27,800	5.00	23,000	7.13

Canceled	(23,250)	8.46	-	-	(12,100)	10.72

Exercised(2001-$3.13 per share)	(2,000)	3.13	(18,000)	2.93	(2,000)	2.93

Outstanding September 30,(2001-$3.13 to $17.25 per share)	123,150	7.99	116,300	9.34	106,500	9.14
Exercisable September 30,	123,150	7.99	116,300	9.34	106,500	9.14

Director Plans:

Outstanding October 1,	30,000	$12.07	36,000	$13.02	30,000	$14.20

Granted	6,000	4.25	6,000	8.50	6,000	7.13

Canceled	-	-	(12,000)	13.02	-	-

Exercised	-	-	-	-	-	-

Outstanding September 30,(2001-$4.25 to $18.00 per share)	36,000	10.76	30,000	12.07	36,000	13.02
Exercisable September 30,	24,667	12.97	20,000	13.86	24,000	15.00

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee Directors as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation". Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 2001, 2000 and 1999 been determined consistent with FAS 123, pro forma net loss and earnings per share would have been as follows:

		2001	2000	1999

Net Loss	- as reported	$(662,106)	$(410,604)	$(268,171)

	- pro forma	$(746,578)	$(472,858)	$(308,524)

Net Loss per share	- as reported	$(.54)	$(.34)	$(.22)

	- pro forma	$(.61)	$(.39)	$(.26)

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following weighted-average assumptions were used in the option pricing model for 2001, 2000 and 1999 respectively: a risk free interest rate of 4.0%, 5.7% and 6.0%; an expected life of 6, 6 and 5 years; an expected dividend yield of 0.0%, 1.8% and 2.0%; and a volatility factor of .88, .38 and .15.

6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (614,016 and 601,166 shares in 2001 and 2000 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 5). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

7. INCOME TAXES

A reconciliation of the recovery of income taxes to the statutory Federal income tax rate is as follows:

	2001	2000	1999

Loss before recovery of income taxes	$(1,147,406)	$(834,404)	$(643,671)
Statutory rate	34%	34%	34%

	(390,118)	(283,697)	(218,848)

State and local (recovery of) taxes - net	12,300	(18,000)	(23,200)
Permanent differences	8,500	16,300	(18,700)
Research and development credit - net	(98,000)	(129,200)	(109,600)
Adjustment of estimated research and	-	-	(6,600)
development credit - net
Other	(17,982)	(9,203)	1,448

	$(485,300)	$(423,800)	$(375,500)

Deferred tax asset (liabilities) consist of the following:

	2001	2000

Current:
Inventories	$42,000	$73,600
Research and development credit carryforward	-	204,000
Accrued liabilities	125,300	123,200

	167,300	400,800
Noncurrent:
Depreciation and amortization	(186,000)	(177,800)
Research and development carryforward	555,200	206,200
Contribution carryforward	119,300	86,000
Net Operating Loss Carryforward	342,500	-

	831,000	114,400

Total	$998,300	$515,200

The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earning levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earning per share.

	2001	2000	1999

Basic Loss Per Share
Loss available to common stockholders	$(662,106)	$(410,604)	$(268,171)

Shares denominator	1,218,374	1,204,276	1,199,416

Per share amount	$(.54)	$(.34)	$(.22)

Effect of Dilutive Securities
Average shares outstanding	1,218,374	1,204,276	1,199,416

Stock options	-	-	-

	1,218,374	1,204,276	1,199,416
Diluted Loss Per Share
Loss available to common stockholders	$(662,106)	$(410,604)	$(268,171)

Per share amount	$(.54)	$(.34)	$(.22)

9. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. The formula takes into account "Economic Profit" in determining the bonus pool. The bonus distribution is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 2001, 2000 and 1999, the formula produced no distributions due to losses.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2001, 2000 and 1999, approximately $19,102, $37,992, and $38,217 respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 2001, 2000 and 1999, approximately $10,800, $8,000 and $22,443 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

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

These costs relate to the automotive diagnostic tools and equipment segment (see note 12). In fiscal 2000 the corresponding liability consisted of a current portion of $91,067 which is included in accrued expenses and a long-term portion of $112,375 which is included in other long-term liabilities. These liabilities were paid in the first quarter of fiscal 2001.

12. SEGMENT AND RELATED INFORMATION

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments.

The Company's four business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments: 1.) indicators and gauges and 2.) automotive related diagnostic tools and equipment. The Company's management evaluates segment performance based primarily on operating earnings before taxes. Non-operating items such as interest income and interest expense are included in general corporate expenses. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets are included in general corporate expenses. Goodwill amoritization is applied to each segment's operating performance.

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

Included in this segment are fastening control products used by a large automobile manufacturer to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality joint control in an assembly plant. The product was added in fiscal 1994 when the Company acquired the fastening systems business from Allen-Bradley Company.

Information by industry segment is set forth below:

Years Ended September 30,	2001	2000	1999

Net Revenue
Indicators and Gauges	$2,239,126	$2,573,469	$2,552,456
Automotive Diagnostic Tools and Equipment	13,022,023	15,701,157	16,274,371

	$15,261,149	$18,274,626	$18,826,827

Income (Loss) from Operations
Indicators and Gauges	$(3,847)	$454,111	$524,155
Automotive Diagnostic Tools and Equipment	688,847	1,870,204	1,956,984
General Corporate Expenses	(1,832,406)	(2,724,704)	(3,124,810)
Restructuring Charge	-	(434,015)	-

	$(1,147,406)	$(834,404)	$(643,671)

The restructuring charge costs relate to the automotive diagnostic tools and equipment segment.

Asset Information:

	Indicators	Automotive	Corporate	Consolidation

2001 - Identifiable Assets	$1,003,668	$7,842,552	$3,331,333	$12,177,553

2000 - Identifiable Assets	$1,213,652	$9,538,127	$3,014,830	$13,766,609

1999 - Identifiable Assets	$1,365,237	$9,819,539	$3,097,364	$14,282,140

Geographical Information:

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2001	2000	1999

Revenue:
United States	$14,568,941	$16,970,977	$17,956,203
Canada	516,664	415,703	579,230
Other foreign countries	175,544	887,946	291,394

	$15,261,149	$18,274,626	$18,826,827

All export sales to Canada and other foreign countries are made in United States Dollars.

13. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
Net Sales
2001	$3,754,296	$4,166,399	$3,727,618	$3,612,836
2000	5,380,619	4,395,783	4,193,247	4,304,977

Gross Profit
2001	1,306,638	1,375,333	1,436,556	1,656,049
2000	2,343,977	1,950,152	1,724,980	1,744,613

Net Income (Loss)
2001	(344,563)	(353,127)	(137,645)	173,229
2000	226,391	(174,447)	(444,857)	(1) (17,691)

Net Income (Loss) per Common Share

Basic
2001	(.28)	(.29)	(.11)	.14
2000	.19	(.15)	(.37)	(.01)

Diluted
2001	(.28)	(.29)	(.11)	.14
2000	.19	(.15)	(.37)	(.01)

(1) The third quarter 2000 includes a pre-tax expense of $434,015 for a restructuring charge.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

Consolidated Statement of Stockholders' Equity - Years Ended September 30,
2001, 2000 and 1999............................................................F-5

Consolidated Statement of Cash Flows - Years Ended September 30, 2001,
2000 and 1999..................................................................F-6

Notes to Consolidated Financial Statements.....................................F-8

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof.

SEQUENTIAL PAGE

Report of Independent Auditors as to Schedules

Schedule VIII-Valuation and Qualifying Accounts

Schedule IX-Short-term Borrowings

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) EXHIBITS

Reference is made to the Exhibit Index set forth herein.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 20th day of December, 2001.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of December, 2001:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Vice President and Chief Financial Officer
Gregory M. Zoloty	(Principal Financial and Accounting Officer)

/s/ Harry J. Fallon	Director
Harry J. Fallon

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ James Moreland	Director
James Moreland

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT
2

Asset Purchase Agreement, dated February 6, 1998, by and among Waekon Industries, Inc. a Pennsylvania corporation, Peter Vinci, and Waekon Corp., an Ohio corporation (incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated February 17, 1998).

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)

Restated Loan Agreement, dated as of February 19, 2001, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

10(a)(1)	Commercial Security Agreement, dated April 2, 2001, by and between the Company (Grantor) and Huntington National Bank.

10(a)(2)	Commercial Security Agreement, dated April 2, 2001, by and between Hickok Incorporated (Borrower), Supreme Electronics Corp. (Grantor) and Huntington National Bank.

10(a)(3)	Commercial Guaranty Agreement, dated April 2, 2001, by and between Hickok Incorporated (Borrower), Supreme Electronics Corp. (Guarantor) and Huntington National Bank.

10(a)(4)	Letter Amendment of Restated Loan Agreement, dated August 1, 2001, by and between the Company and Huntington National Bank.

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

10(e)

Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(f)

Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

11	Computation of Net Income Per Common Share.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED(the "Company") as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated November 21, 2001; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 14 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 13, 2001
Cleveland, Ohio

                                                     HICKOK INCORPORATED

                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

            Col. A                       Col. B                   Col.C                   Col. D           Col. E
-----------------------               ----------     -------------------------------   -----------     ------------

                                                                Additions
                                                     -------------------------------

                                       Balance at      Charged to        Charged to                            Balance
                                       Beginning       Costs and           Other                               at End
         Description                   of Period        Expenses          Accounts        Deductions          of Period
-----------------------------         ----------      ------------     -------------      -----------        ------------
Deducted from Asset Accounts:
                                                      Year Ended September 30, 1999
                                                      ------------------------------

  Reserve for doubtful accounts       $    20,000     $  56,243 (1)     $  20,361  (2)    $   26,604  (3)    $    70,000

  Reserve for inventory obsolescence  $   112,022     $ 247,250         $       -         $  147,272  (4)    $   212,000

                                                      Year Ended September 30, 2000
                                                      ------------------------------

  Reserve for doubtful accounts       $    70,000     $   1,721 (1)     $   7,481  (2)    $    (798)  (3)    $    80,000

  Reserve for inventory obsolescence  $   212,000     $ 462,796         $       -         $  420,286  (4)    $   254,510

                                                      Year Ended September 30, 2001
                                                      ------------------------------

  Reserve for doubtful accounts       $    80,000     $    (283) (1)    $      46  (2)    $   36,763  (3)    $    43,000

  Reserve for inventory obsolescence  $   254,510     $ 433,574         $       -         $  596,084  (4)    $    92,000

(1)  Classified as bad debt expense.
(2)  Recoveries on accounts charged off in prior years.
(3)  Accounts charged off during year as uncollectible.
(4)  Inventory charged off during the year as obsolete.

                                                   HICKOK INCORPORATED

                                            SCHEDULE IX - SHORT-TERM BORROWINGS

           Col. A                Col. B           Col. C           Col. D             Col. E               Col. F
          --------             ----------        ---------     ---------------    --------------   --------------------
                                                  Weighted     Maximum Amount     Average Amount       Weighted Average
                               Balance at         Average        Outstanding        Outstanding        Interest Rate
Category of Aggregate            End of           Interest       During the         During the         During the
Short-term Borrowings            Period             Rate           Period             Period              Period  (3)
------------------------       ----------        ---------     ---------------    --------------   --------------------

                                           Year Ended September 30, 1999
                                           -----------------------------

   Note Payable to Bank (1)    $       -            7.88%      $   637,000        $   55,836 (2)             7.99%

                                           Year Ended September 30, 2000
                                           -----------------------------

   Note Payable to Bank (1)    $ 668,000            9.32%      $   975,000        $  296,850 (2)             9.30%

                                           Year Ended September 30, 2001
                                           -----------------------------

   Note Payable to Bank (1)    $       -            9.01%      $ 1,093,000        $  349,208 (2)             9.07%

(1) Note payable to bank represents borrowings under a revolving credit facility which expires
    February 28, 2002.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.