Form 10-Q
period 2001-12-31
HICKOK INC
filed 2002-02-14
CIK 47307

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

XQuarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

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

Yes X No _____

As of February 13, 2002 764,884 Hickok Incorporated Class A Common
Shares and 454,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2001	2000
Net Sales
Product Sales	$2,095,072	$3,331,559
Service Sales	489,745	422,737

Total Net Sales	2,584,817	3,754,296

Costs and Expenses
Cost of Product Sold	1,227,147	2,148,036
Cost of Service Sold	300,519	299,622
Product Development	462,864	590,734
Operating Expenses	917,640	1,234,341
Interest Charges	2,228	18,353
Other Income	<10,041>	<7,227>

	2,900,357	4,283,859

Loss before Recovery of Income Taxes	<315,540>	<529,563>

Recovery of Income Taxes	<107,000>	<185,000>

Net Loss	$<208,540>	$<344,563>

Earnings per Common Share:

Net Loss	$<.17>	$<.28>

Earnings per Common Share
Assuming Dilution:

Net Loss	$<.17>	$<.28>

Dividends per Common Share	$- 0 -	$- 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31, 2001 (Unaudited)	September 30, 2001 (Note)	December 31, 2000 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,715,530	$576,664	$264,530
Trade Accounts Receivable-Net	1,935,738	3,190,930	3,312,906
Inventories	3,871,949	3,994,347	5,589,836
Deferred Income Taxes	167,300	167,300	400,800
Prepaid Expenses	81,313	51,231	93,629
Refundable Income Taxes	-	44,538	188,276

Total Current Assets	7,771,830	8,025,010	9,849,977

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,487,337	1,487,337	1,486,845
Machinery and Equipment	3,050,676	3,029,998	3,765,870
	4,767,102	4,746,424	5,481,804

Less: Allowance for Depreciation	3,212,006	3,114,038	3,592,856

Total Property - Net	1,555,096	1,632,386	1,888,948

Other Assets
Goodwill - Net of Amortization	1,658,952	1,687,107	1,771,943
Deferred Charges - Net of Amortization	-	-	4,252
Deferred Income Taxes	831,000	831,000	114,400
Deposits	2,050	2,050	2,050

Total Other Assets	2,492,002	2,520,157	1,892,645

Total Assets	$11,818,928	$12,177,553	$13,631,570

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2001 (Unaudited)	September 30, 2001 (Note)	December 31, 2000 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$ -	$-	$1,093,000
Current Portion of Long-term Debt	39,794	40,128	40,128
Trade Accounts Payable	325,950	314,163	578,325
Accrued Payroll & Related Expenses	316,836	363,833	393,925
Accrued Expenses	118,542	127,088	91,455
Accrued Income Taxes	76,717	199,217	22,202
Accrued Taxes Other Than Income	163,263	137,977	79,813

Total Current Liabilities	1,041,102	1,182,406	2,298,848

Long-term Debt	-	8,781	35,063

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 764,884 shares outstanding (764,884 shares outstanding at September 30, 2000 and 762,884 shares outstanding at December 31, 2000) excluding 9,586 shares in treasury	764,884	764,884	762,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	998,053	998,053	993,803
Retained Earnings	8,560,023	8,768,563	9,086,106

Total Stockholders' Equity	10,777,826	10,986,366	11,297,659

Total Liabilities and Stockholders' Equity	$11,818,928	$12,177,553	$13,631,570

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2001	2000

Cash Flows from Operating Activities:
Cash received from customers	$3,840,009	$3,462,144
Cash paid to suppliers and employees	<2,703,997>	<3,924,546>
Interest paid	<2,228>	<18,362>
Interest received	5,837	1,272
Income taxes <paid> refunded	29,038	73,557

Net Cash Provided by Operating Activities	1,168,659	<405,935>

Cash Flows from Investing Activities:
Capital expenditures	<20,678>	<59,671>

Net Cash Used in Investing Activities	<20,678>	<59,671>

Cash Flows from Financing Activities:
Short-term borrowings	-	975,000
Payments on Short-term borrowings	<334>	<550,000>
Decrease in Long-term financing	<8,781>	<8,417>

Net Cash Provided By <Used In> Financing Activities	<9,115>	416,583

Net increase <decrease> in cash and cash equivalents	1,138,866	<49,023>

Cash and cash equivalents at beginning of year	576,664	313,553

Cash and cash equivalents at end of first quarter	$1,715,530	$264,530

See Notes to Consolidated Financial Statements
	2001	2000

Reconciliation of Net Loss to Net Cash Provided by <Used In> Operating Activities:

Net Loss	$<208,540>	$<344,563>
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126,123	152,922
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	1,255,192	<292,152>
Decrease <Increase> in inventories	122,398	270,381
Decrease <Increase> in prepaid expenses	<30,082>	<59,021>
Decrease <Increase> in refundable income taxes	44,538	73,557
Increase <Decrease> in trade accounts payable	11,787	176,519
Increase <Decrease> in accrued payroll and related expenses	<46,997>	<49,721>
Increase <Decrease> in accrued expenses and accrued taxes other than income	16,740	<36,482>
Increase <Decrease> in other long-term liabilities	-	<112,375>
Increase <Decrease> in accrued income taxes	<122,500>	<185,000>

Total Adjustments	1,377,199	<61,372>

Net Cash Provided by <Used In> Operating Activities	$1,168,659	$<405,935>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2001

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2001	Sept. 30, 2001	December 31, 2000

Components	$2,234,319	$2,353,329	$2,920,926
Work-in-Process	808,341	828,238	1,562,613
Finished Product	829,289	812,780	1,106,297

	$3,871,949	$3,994,347	$5,589,836

The above amounts are net of reserve for obsolete inventory in the amount of $179,507, $92,000 and $368,133 for the periods ended December 31, 2001, September 30, 2001 and December 31, 2000 respectively.

3. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 123,150 Class A shares were outstanding at December 31, 2001 (123,150 shares at September 30, 2001 and 148,400 shares at December 31, 2000) at prices ranging from $3.125 to $17.25 per share. Options for 32,100 shares were granted during the three month period ended December 31, 2000 at a price of $3.125 per share, all options are exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

No other options were granted, exercised or canceled during the three month period presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares (less 21,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 36,000 Class A shares were outstanding at December 31, 2001 (36,000 shares at September 30, 2001 and 30,000 shares at December 31, 2000) at prices ranging from $4.25 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 21, 2004.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee directors as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation."

Unissued shares of Class A common stock (614,016 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

4. Recently Issued Accounting Pronouncements

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1,575,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $28,155 for the three month period ended December 31, 2001. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

5. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended December 31,
	2001	2000
Basic Loss per Share
Loss available to common stockholders	$<208,540>	$<344,563>

Shares denominator	1,219,750	1,217,750

Per share amount	$<.17>	$<.28>

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,217,750
Stock options	-	-
	1,219,750	1,217,750

Diluted Loss per Share
Loss available to common stockholders	$<208,540>	$<344,563>

Per share amount	$<.17>	$<.28>

Options to purchase 159,150 and 178,400 shares of common stock during the first quarter of fiscal 2001 and the first quarter of fiscal 2000, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

6. Segment and Related Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments.

The Company's four business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments: 1.)indicators and gauges and 2.)automotive related diagnostic tools and equipment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

Information by industry segment is set forth below:

Three Months Ended December 31,
	2001	2000
Net Revenue
Indicators and Gauges	$435,550	$567,546
Automotive Diagnostic Tools and Equipment	2,149,267	3,186,750

	$2,584,817	$3,754,296

Income (Loss) from Operations
Indicators and Gauges	$49,961	$<22,544>
Automotive Diagnostic Tools and Equipment	9,349	925
General Corporate Expenses	<374,850>	<507,944>

	$<315,540>	$<529,563>

Asset Information
Indicators and Gauges	$948,751	$1,207,774
Automotive Diagnostic Tools and Equipment	6,493,219	9,488,576
Corporate	4,376,958	2,935,220

	$11,818,928	$13,631,570

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,483,757	$3,543,342
Canada	82,481	147,449
Other foreign countries	18,579	63,505

	$2,584,817	$3,754,296

All export sales to Canada and other foreign countries are made in U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations, First Quarter (October 1, 2001 through December 31, 2001)
Fiscal 2002 Compared to First Quarter Fiscal 2001
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $435,550 and $567,546 for the first quarter of fiscal 2002 and fiscal 2001, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and through the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by a large automobile manufacturer to monitor and control the nut running process in an assembly plant. Revenue in this segment was $2,149,267 and $3,186,750 for the first quarter of fiscal 2002 and fiscal 2001, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2001 were $2,095,072 versus $3,331,559 for the quarter ended December 31, 2000. The 37% decrease in product sales during the current quarter was volume related due primarily to a decrease in shipment of automotive diagnostic products and fastening system products. Sales of automotive diagnostic products declined by approximately $778,000. In last year's first fiscal quarter the company shipped approximately $573,000 of a large automotive diagnostic product order to a Tier 1 supplier to a large automotive OEM. There were no similar sales of these products in the first quarter of this fiscal year. Fastening system product and indicator products sales contributed to the decline in the current quarter by approximately $341,000 and $117,000 respectively. Although somewhat anticipated the magnitude of the reduced first quarter sales are of concern to the Company. However, the current forecasting anticipates that product sales for all of fiscal 2002 will be approximately the same as the prior year based on the automotive aftermarket's positive response to several new product offerings.

Service sales for the quarter ended December 31, 2001 were $489,745 versus $422,737 for the quarter ended December 31, 2000. The increase was both volume and price related applicable to chargeable repairs. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2002 was $1,227,147 (58.6% of sales) as compared to $2,148,036 (64.5% of sales) in the first quarter of fiscal 2001. The decrease in the cost of product sold percentage was due primarily to a more favorable product mix and manufacturing cost reductions. The current cost of product sold percentage is anticipated to continue during the balance of the fiscal year due to product mix and cost reduction measures implemented in April of 2001.

Cost of service sold in the first quarter of fiscal 2002 was $300,519 (61.4% of sales) as compared to $299,622 (70.9% of sales) in the first quarter of fiscal 2001. This decrease in the cost of services sold percentage is primarily due to improved sales pricing.

Product development expenses were $462,864 in the first quarter of fiscal 2002 (22.1% of product sales) as compared to $590,734 (17.7% of product sales) in the first quarter of fiscal 2001. The dollar decrease was due primarily to the cost reduction measures implemented in April 2001 and to continued efficiencies from ongoing technology improvements in engineering systems and procedures. The percentage increase was due to a 37% reduction in the level of product sales. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $917,640 (35.5% of total sales) in the first quarter of 2002 versus $1,234,341 (32.9% of total sales) for the same period a year ago. The dollar decrease was due primarily to cost reduction measures implemented in April 2001. The percentage increase was due to a 31% reduction in the level of total sales for the current quarter. The current level of operating expenses is expected to continue for the remainder of the fiscal year.

Interest expense was $2,228 in the first quarter of fiscal 2002 which compares with $18,353 in the first quarter of fiscal 2001. The decrease was due to no short-term borrowing requirements during the current fiscal quarter. The current level of interest expense is expected to continue for the remainder of fiscal 2002.

Other income increased by $2,814 during the first quarter of fiscal 2002 due to an increase in interest income on short-term investments caused by a positive cash flow from operating activities.

The net loss in the first quarter of fiscal 2002 was $208,540 which compares with a net loss of $344,563 in the first quarter of fiscal 2001. The improvement was due to an increase in gross product margin and the current year first quarter benefited from cost reductions in production, product development and operating expenses implemented in April 2001, offset, in part, by a lower sales volume.

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

In July 2000 the Company closed its production and sales facility in Kirkwood, Pennsylvania pursuant to a restructuring plan. The expected annual cost savings of approximately $600,000 anticipated in the closing of the Kirkwood, Pennsylvania facility took into consideration possible increases in other expenses that might occur. The savings were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flow, beginning in October 2000. Major expense categories anticipated to be affected are as follows:

Applicable to Manufacturing
Rent, utilities, insurance	$121,000
Production Overhead (Wages)	143,000
Product Development	144,000
Marketing and Administration	192,000

Annual Total	$600,000

For the quarter ended December 31, 2001 the Company achieved the savings that were anticipated.

In April 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. The anticipated annual savings of $1,500,000 are expected to be realized in approximately equal amounts per month during fiscal 2002. For the quarter ended December 31, 2001 the Company achieved the savings that were anticipated.

Unshipped customer orders as of December 31, 2001 were $1,741,000 versus $3,609,000 at December 31, 2000. Almost all of the backlog is expected to be shipped by the end of fiscal 2002. As the Automotive aftermarket becomes a more significant element of the Company's business lower operating backlogs are to be expected. The lower year to year backlog is largely a reflection of this trend and the somewhat lower order rate experienced in the first quarter of fiscal 2002.

Liquidity and Capital Resources

Total current assets were $7,771,830, $8,025,010 and $9,849,977 at December 31, 2001, September 30, 2001 and December 31, 2000, respectively. The decrease from December to December is due primarily to the use of cash to pay down short-term debt.

Working capital as of December 31, 2001 amounted to $6,730,728 as compared with $7,551,129 a year earlier. Current assets were 7.5 times current liabilities and total cash and receivables were 3.5 times current liabilities. These ratios compare to 4.3 and 1.6, respectively, at December 31, 2000.

Internally generated funds during the three months ended December 31, 2001 were $1,168,659 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $20,678. The primary reason for the positive cash flow from operations was the reduction in accounts receivable. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2002.

Shareholders' equity during the three months ended December 31, 2001 decreased by $208,540 which was the net loss during the period.

The Company has a credit agreement with its financial lender that provides for a revolving credit facility of $5,000,000 at December 31, 2001. At December 31, 2001, the Company had no outstanding balance under this loan facility. Effective April 1, 2001, the agreement was secured by the Company's accounts receivable, inventory, equipment and general intangibles. Also, in April, the credit agreement was amended to reduce the working capital covenant from $7,000,000 to $6,000,000 until December 31, 2001 at which time the amendment was extended until the expiration of the term of the credit agreement on February 28, 2002. Management is currently in negotiation with its financial lender regarding renewal of the facility, and is confident that a facility can be negotiated at acceptable terms.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. There were no material changes in the Company's exposure to market risk from September 30, 2001.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS ANDREPORTS ON FORM 8-K

a) The following exhibits are included herein:

(10) Letter Amendment to Restated Loan Agreement dated January 29, 2002 by and between the Company and Huntington National Bank.

(11) Statement re: Computation of earnings per share.

b) The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer