Form 10-Q
period 2002-03-31
HICKOK INC
filed 2002-05-15
CIK 47307

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____ .

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
Yes X No _____

As of May 14, 2002 764,884 Hickok Incorporated Class A Common
Shares and 454,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended March 31,	Six months ended March 31,
	2002	2001	2002	2001
Net Sales
Product Sales	$2,779,386	$3,829,287	$4,874,458	$7,160,846
Service Sales	473,409	337,112	963,154	759,849

Total Net Sales	3,252,795	4,166,399	5,837,612	7,920,695

Costs and Expenses
Cost of Product Sold	1,292,589	2,511,003	2,519,736	4,659,039
Cost of Service Sold	262,445	280,063	562,974	579,685
Product Development	476,330	683,281	939,194	1,274,015
Operating Expenses	1,002,184	1,221,028	1,919,824	2,455,369
Interest Charges	1,921	22,319	4,149	40,672
Other Income	<10,955>	<8,168>	<20,996>	<15,395>

	3,024,524	4,709,526	5,924,881	8,993,385

Income <Loss> before Income Taxes	228,271	<543,127>	<87,269>	<1,072,690>

Income <Recovery of> Taxes	77,300	<190,000>	<29,700>	<375,000>

Net Income <Loss>	$ 150,971	$ <353,127>	$<57,569>	$<697,690>

Earnings per Common Share:

Net Income <Loss>	$ .12	$ <.29>	$ <.05>	$ <.57>

Earnings per Common Share
Assuming Dilution:

Net Income <Loss>	$ .12	$ <.29>	$ <.05>	$ <.57>

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	September 30, 2001 (Note)	March 31, 2001 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$ 2,009,276	$ 576,664	$ 225,109
Trade Accounts Receivable-Net	1,950,424	3,190,930	2,957,196
Inventories	3,872,712	3,994,347	4,607,414
Deferred Income Taxes	167,300	167,300	196,800
Prepaid Expenses	72,342	51,231	79,409
Refundable Income Taxes	-	44,538	348,100

Total Current Assets	8,072,054	8,025,010	8,414,028

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,487,337	1,487,337	1,486,845
Machinery and Equipment	3,077,932	3,029,998	3,821,388
	4,794,358	4,746,424	5,537,322

Less: Allowance for Depreciation	3,309,973	3,114,038	3,711,422

Total Property - Net	1,484,385	1,632,386	1,825,900

Other Assets
Goodwill - Net of Amortization	1,630,797	1,687,107	1,743,886
Deferred Income Taxes	831,000	831,000	318,400
Deposits	2,050	2,050	2,050

Total Other Assets	2,463,847	2,520,157	2,064,336

Total Assets	$12,020,286	$12,177,553	$12,304,264

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2002 (Unaudited)	September 30, 2001 (Note)	March 31, 2001 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$ -	$ -	$ 393,000
Current Portion of Long-term Debt	30,496	40,128	40,128
Trade Accounts Payable	280,757	314,163	267,264
Accrued Payroll & Related Expenses	410,234	363,833	480,902
Accrued Expenses	89,652	127,088	74,053
Accrued Income Taxes	149,167	199,217	-
Accrued Taxes Other Than Income	131,183	137,977	77,890

Total Current Liabilities	1,091,489	1,182,406	1,333,237

Long-term Debt	-	8,781	26,495

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000
shares; 764,884 shares outstanding (764,884 shares outstanding at September 30, 2001 and 762,884 shares outstanding at March 31, 2001) excluding 9,586 shares in treasury	764,884	764,884	762,884

Class B, $1.00 par value; authorized 1,000,000
shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	998,053	998,053	993,803
Retained Earnings	8,710,994	8,768,563	8,732,979

Total Stockholders' Equity	10,928,797	10,986,366	10,944,532

Total Liabilities and Stockholders' Equity	$12,020,286	$12,177,553	$12,304,264

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Cash received from customers	$ 7,078,118	$ 7,984,253
Cash paid to suppliers and employees	<5,610,554>	<7,710,484>
Interest paid	<4,149>	<41,012>
Interest received	11,356	4,442
Income taxes <paid> refunded	24,188	81,531

Net Cash Provided by Operating Activities	1,498,959	318,730

Cash Flows from Investing Activities:
Capital expenditures	<47,934>	<115,189>

Net Cash Used in Investing Activities	<47,934>	<115,189>

Cash Flows from Financing Activities:
Short-term borrowings	-	1,625,000
Payments on Short-term borrowings	<9,632>	<1,900,000>
Decrease in Long-term financing	<8,781>	<16,985>

Net Cash Provided By <Used In> Financing Activities	<18,413>	<291,985>

Net increase <decrease> in cash and cash equivalents	1,432,612	<88,444>

Cash and cash equivalents at beginning of year	576,664	313,553

Cash and cash equivalents at end of second quarter	$ 2,009,276	$ 225,109
See Notes to Consolidated Financial Statements

	2002	2001

Reconciliation of Net Loss to Net Cash Provided by Operating Activities:

Net Loss	$ < 57,569>	$ <697,690>
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	252,245	303,797
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	1,240,506	63,558
Decrease <Increase> in inventories	121,635	1,252,803
Decrease <Increase> in prepaid expenses	<21,111>	<44,801>
Decrease <Increase> in refundable income taxes	44,538	<86,267>
Increase <Decrease> in trade accounts payable	<33,406>	<134,542>
Increase <Decrease> in accrued payroll and related expenses	46,401	37,256
Increase <Decrease> in accrued expenses and accrued taxes	<44,230>	<55,807>
other than income
Increase <Decrease> in other long-term liabilities	-	<112,375>
Increase <Decrease> in accrued income taxes	<50,050>	<207,202>

Total Adjustments	1,556,528	1,016,420

Net Cash Provided by Operating Activities	$1,498,959	$ 318,730

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2002

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2002	September 30, 2001	March 31, 2001

Components	$2,184,863	$2,353,329	$2,427,207
Work-in-Process	851,149	828,238	1,194,265
Finished Product	836,700	812,780	985,942

	$3,872,712	$3,994,347	$4,607,414

The above amounts are net of reserve for obsolete inventory in the amount of $269,079, $92,000 and $400,376 for the periods ended March 31. 2002, September 30, 2001 and March 31, 2001 respectively.

3. Capital Stock, Treasury Stock, Contributed Capital and Stock Option s

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 167,450 Class A shares were outstanding at March 31, 2002 (123,150 shares at September 30, 2001 and 148,400 shares at March 31, 2001) at prices ranging from $3.125 to $17.25 per share. Options for 44,300 shares and 32,100 shares were granted during the month periods ended March 31, 2002 and December 31, 2000 respectively, at a price of $3.55 and $3.125 per share respectively, all options are exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

No other options were granted, exercised or canceled during the three or six month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares (less 21,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 42,000 Class A shares were outstanding at March 31, 2002 (36,000 shares at September 30, 2001 and 36,000 shares at March 31, 2001) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2002 and March 31, 2001, at a price of $3.55 and $4.25 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 21, 2005.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee directors as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation."

Unissued shares of Class A common stock (664,316 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1,575,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $28,105 and $56,310 for the three month and six month periods ended March 31, 2002, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

5. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,
	2002	2001	2002	2001
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$ 150,971	$ <353,127>	$ <57,569>	$ <697,690>

Shares denominator	1,219,750	1,217,750	1,219,750	1,217,750

Per share amount	$ .12	$ <.29>	$ <.05>	$ <.57>

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,217,750	1,219,750	1,217,750
Stock options	-	-	-	-
	1,219,750	1,217,750	1,219,750	1,217,750

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$ 150,971	$ <353,127>	$ <57,569>	$ <697,690>

Per share amount	$ .12	$ <.29>	$ <.05>	$ <.57>

Options to purchase 209,450 and 184,400 shares of common stock during the second quarter of fiscal 2002 and the second quarter of fiscal 2001, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the six month period of fiscal 2002 and the six month period of fiscal 2001 options to purchase 209,450 and 184,400 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the options's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Automotive Diagnostic Tools and Equipment
This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added significant new products and distribution sources for the aftermarket. Included in this segment are fastening control products used by large manufacturers to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality joint control in assembly plants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - CONTINUED

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2002	2001	2002	2001
Net Revenue
Indicators and Gauges	$ 395,121	$ 715,838	$ 830,671	$ 1,283,384
Automotive Diagnostic Tools and Equipment	2,857,674	3,450,561	5,006,941	6,637,311

	$ 3,252,795	$ 4,166,399	$ 5,837,612	$ 7,920,695

Income (Loss) from Operations
Indicators and Gauges	$ 10,426	$ 66,433	$ 60,387	$ 43,889
Automotive Diagnostic Tools and Equipment	612,989	<99,087>	622,338	<98,162>
General Corporate Expenses	<395,144>	<510,473>	<769,994>	<1,018,417>

	$ 228,271	$ <543,127>	$ <87,269>	$ <1,072,690>

Asset Information
Indicators and Gauges			$ 863,641	$ 1,203,773
Automotive Diagnostic Tools and Equipment			6,537,924	8,069,489
Corporate			4,618,721	3,031,002

			$ 12,020,286	$ 12,304,264

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$3,082,735	$ 3,961,052	$5,566,492	$ 7,504,394
Canada	99,601	173,106	182,082	320,555
Other foreign countries	70,459	32,241	89,038	95,746

	$3,252,795	$ 4,166,399	$5,837,612	$ 7,920,695

All export sales to Canada and other foreign countries are made in U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 2002 through March 31, 2002)
Fiscal 2002 Compared to Second Quarter Fiscal 2001
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automative related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $395,121 and $715,838 for the second quarter of fiscal 2002 and fiscal 2001, respectively and $830,671 and $1,283,384 for the first six months of fiscal 2002 and fiscal 2001, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the nut running process in assembly plants. Revenue in this segment was $2,857,674 and $3,450,561 for the second quarter of fiscal 2002 and fiscal 2001, respectively, and $5,006,941and $6,637,311 for the first six months of fiscal 2002 and fiscal 2001, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2002 were $2,779,386 versus $3,829,287 for the quarter ended March 31, 2001. The 27% decrease in product sales during the current quarter was volume related due primarily to a decrease in shipment of automotive diagnostic products and indicator products. Sales of automotive diagnostic products declined by approximately $846,000. In last year's second fiscal quarter the company shipped approximately $910,000 of a large automotive diagnostic product order to a Tier 1 supplier to a large automotive OEM. There were no similar sales of these products in the second quarter of this fiscal year. Indicator product sales declined in the current quarter by approximately $304,000, while fastening system product sales increased by approximately $100,000. The Company's current forecasting anticipates that product sales for all of fiscal 2002 will be somewhat lower than fiscal 2001 since there are no large orders anticipated such as occurred in fiscal 2001.

Service sales for the quarter ended March 31, 2002 were $473,409 versus $337,112 for the quarter ended March 31, 2001. The increase was both volume and price related applicable to chargeable repairs. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2002 was $1,292,589 (46.5% of product sales) as compared to $2,511,003 (65.6% of product sales) in the second quarter of fiscal 2001. The decrease in the cost of product sold percentage was due primarily to a more favorable product mix and manufacturing cost reduction measures implemented in April of 2001 . The current cost of product sold percentage is anticipated to increase moderately during the balance of the fiscal year due to product mix.

Cost of service sold in the second quarter of fiscal 2002 was $262,455 (55.4% of service sales) as compared to $280,063 (83.1% of service sales) in the second quarter of fiscal 2001. The percentage decrease was due to price adjustments for chargeable repairs and cost reductions implemented in April 2001.

Product development expenses were $476,330 in the second quarter of fiscal 2002 (17.1% of product sales) as compared to $683,281 (17.8% of product sales) in the second quarter of fiscal 2001. The dollar decrease was due primarily to the cost reduction measures implemented in April 2001 and to continued efficiencies from ongoing technology improvements in engineering systems and procedures. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $1,002,184 (30.8% of total sales) in the second quarter of 2002 versus $1,221,028 (29.3% of total sales) for the same period a year ago. The dollar decrease was due primarily to cost reduction measures implemented in April 2001. The current level of operating expenses is expected to continue for the remainder of the fiscal year.

Interest expense was $1,921 in the second quarter of fiscal 2002 which compares with $22,319 in the second quarter of fiscal 2001. The decrease was due to no short-term borrowing requirements during the current fiscal quarter. The current level of interest expense is expected to continue for the remainder of fiscal 2002.

Other income increased by $2,787 during the second quarter of fiscal 2002 due to an increase in interest income on short-term investments caused by a positive cash flow from operating activities.

The net income in the second quarter of fiscal 2002 was $150,971 which compares with a net loss of $353,127 in the second quarter of fiscal 2001. The improvement was due to an increase in gross product margin and the current year second quarter benefiting from cost reductions in production, product development and operating expenses implemented in April 2001, offset, in part, by a lower sales volume.

Unshipped customer orders as of March 31, 2002 were $1,909,000 versus $2,920,000 at March 31, 2001. Almost all of the backlog is expected to be shipped by the end of fiscal 2002. As the Automotive aftermarket becomes a more significant element of the Company's business lower operating backlogs are to be expected. The lower year to year backlog is largely a reflection of this trend and the reduced reliance on large,scheduled, OEM orders.

Results of Operations, Six Months Ended March 31, 2002
Compared to Six Months Ended March 31, 2001

Product sales for the six months ended March 31, 2002 were $4,874,458 versus $7,160,846 for the same period in fiscal 2001. The decrease in product sales during the first six months of the current fiscal year was volume related due mostly to lower sales of automotive diagnostic products of $1,624,000, specifically automotive OEM diagnostic products, coupled with a decline in indicator and fastening systems product sales of $421,000 and $241,000 respectively. During the first six months of the current fiscal year there were no orders or shipments to Tier 1 suppliers to large automotive OEM's. The current level of products sales is anticipated to increase modestly over the last six months of the fiscal year based on current quote and order levels within the Company's indicators and gauges and automotive product segments.

Service sales for the six months ended March 31, 2002 were $963,154 compared with $759,849 for the same period in fiscal 2001. The current level of service sales is expected to continue for the balance of the fiscal year. The increase was both volume and price related.

Cost of product sold was $2,519,736 or (51.7 % of product sales) compared to $4,659,039 (65.1% of product sales) for the six months ended March 31, 2001. This decrease in the cost of product sold percentage was due to a change in product mix, new product introductions with improved pricing, and expense reduction measures implemented in April 2001. The cost of product sold percentage should increase slightly in the second half of the fiscal year due to a change in product mix.

Cost of service sold was $562,974 (58.5 % of service sales) compared with $579,685 (76.3% of service sales) for the six months ended March 31, 2001. The percentage decrease was due to price adjustments for chargeable repairs and cost reductions implemented in April 2001.

Product development expenses were $939,194 (19.3% of product sales) compare to $1,274,015 (17.8% of product sales) for the six months ended March 31, 2001. The dollar decrease was due primarily to the cost reduction measures implemented in April 2001 and to continued efficiencies from ongoing technology improvements in engineering systems and procedures. The current level of product development expenditures is expected to continue for the second half of the fiscal year.

Operating expenses were $1,919,824 for the six months ended March 31, 2002 (32.9% or total sales) versus $2,455,369 (31.0% of total sales) for the six months ended March 31, 2001. The dollar decrease represents lower marketing and administrative expenses as a result of the cost reduction measures implemented in April 2001.

Interest expense was $4,149 for the six months ended March 31, 2002, and $40,672 for the same period in 2001. This decrease was due to no short-term borrowing requirements during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2002.

Other income of $20,996 compares with other income of $ 15,395 in the same period last year. The increase is due primarily to an increase in interest income on short-term investments caused by positive cash flow from operating activities during the current fiscal year.

The net loss for the six months ended March 31, 2002 was $57,569 compared with a net loss of $697,690 for the six months ended March 31, 2001. The improved results were due primarily to improved gross product and service margins and the cost reduction measures implemented in April 2001.

Management anticipates that as the economy improves sales will increase. Increased sales or further cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

In July 2000 the Company closed its production and sales facility in Kirkwood, Pennsylvania pursuant to a restructuring plan. The expected annual cost savings of approximately $600,000 are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flow, beginning in October 2000. For the quarter and the six months ended March 31, 2002 the Company achieved the savings that were anticipated.

In April 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. The anticipated annual savings of $1,500,000 are expected to be realized in approximately equal amounts per month during fiscal 2002. For the quarter an the six months ended March 31, 2002 the Company achieved the savings that were anticipated.

Liquidity and Capital Resources

Total current assets were $8,072,054, $8,025,010 and $8,414,028 at March 31, 2002, September 30, 2001 and March 31, 2001, respectively. The decrease from March to March is due primarily to the use of cash to pay down short-term debt.

Working capital as of March 31, 2002 amounted to $6,980,565 as compared with $7,080,791 a year earlier. Current assets were 7.4 times current liabilities and total cash and receivables were 3.6 times current liabilities. These ratios compare to 6.3 and 2.4, respectively, at March 31, 2001.

Internally generated funds during the six months ended March 31, 2002 were $1,498,959 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $47,934. The primary reason for the positive cash flow from operations was the reduction in accounts receivable. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2002.

Shareholders' equity during the six months ended March 31, 2002 decreased by $57,569 which was the net loss during the period.

In February 2002 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2003 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $5,500,000 and $7,500,000 respectively. The Company had no outstanding balance under this loan facility during the quarter and the six months ended Mach 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on February 20, 2002, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,329,734	32,107
Harry J. Fallon	1,331,768	30,073
T. Harold Hudson	1,333,168	28,673
James T. Martin	1,333,128	28,713
Michael L. Miller	1,333,168	28,673
James N. Moreland	1,333,128	28,713
Janet H. Slade	1,333,168	28,673

For information on how the votes have been tabulated for the above, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on February 20, 2002.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included herein:

10(a) Loan Agreement dated February 28, 2002 by and between the Company and Huntington National Bank.

10(a)(1) Commercial Security Agreement dated February 28, 2002 by and between Hickok Incorporated (Borrower), Supreme Electronics Corporation (Grantor) and Huntington National Bank.

10(a)(2) Commercial Guaranty dated February 28, 2002 by and between Hickok Incorporated (Borrower), Supreme Electronics Corporation (Guarantor) and Huntington National Bank.

11 Statement re: Computation of earnings per share.

b) The Company did not file any reports on Form 8-K during the six months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer