Form 10-Q
period 2002-06-30
HICKOK INC
filed 2002-08-13
CIK 47307

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

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
                                                                                                                              Yes    X   No _____

As of August 13, 2002 764,884 Hickok Incorporated Class A Common
Shares and 454,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2002	2001	2002	2001
Net Sales
Product Sales	$ 3,018,233	$ 3,112,954	$ 7,892,691	$10,273,800
Service Sales	495,120	614,664	1,458,274	1,374,513

Total Net Sales	3,513,353	3,727,618	9,350,965	11,648,313

Costs and Expenses
Cost of Product Sold	1,427,988	1,820,207	3,947,724	6,479,246
Cost of Service Sold	256,131	470,855	819,105	1,050,540
Product Development	477,526	538,550	1,416,720	1,812,565
Operating Expenses	982,369	1,111,404	2,902,193	3,566,773
Interest Charges	1,782	5,572	5,931	46,244
Other<Income>Expense	<10,734>	<6,325>	<31,730>	<21,720>

	3,135,062	3,940,263	9,059,943	12,933,648

Income (Loss) before Income Taxes	378,291	<212,645>	291,022	<1,285,335>

Income (Recovery of) Taxes	128,700	<75,000>	99,000	<450,000>

Net Income (Loss)	$ 249,591	$ <137,645>	$ 192,022	$ <835,335>

Earnings per Common Share:

Net Income (Loss)	$ ..20	$ <.11>	$ ..16	$ <.69>

Earnings per Common Share
Assuming Dilution:

Net Income (Loss)	$ ..20	$ <.11>	$ ..16	$ <.69>

Dividends per Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	September 30, 2001 (Note)	June 30, 2001 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$ 2,423,230	$ 576,664	$ 291,776
Trade Accounts Receivable - Net	2,087,662	3,190,930	2,804,716
Inventories	3,722,137	3,994,347	4,582,160
Deferred Income Taxes	167,300	167,300	196,800
Prepaid Expenses	70,541	51,231	52,166
Refundable Income Taxes	-	44,538	426,663

Total Current Assets	8,470,870	8,025,010	8,354,281

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,487,337	1,487,337	1,474,629
Machinery and Equipment	3,163,202	3,029,998	3,199,047
	4,879,628	4,746,424	4,902,765

Less: Allowance for Depreciation	3,407,943	3,114,038	3,179,885

Total Property - Net	1,471,685	1,632,386	1,722,880

Other Assets
Goodwill - Net of Amortization	1,602,642	1,687,107	1,715,830
Deferred Income Taxes	831,000	831,000	318,400
Deposits	2,050	2,050	2,050

Total Other Assets	2,435,692	2,520,157	2,036,280

Total Assets	$12,378,247	$12,177,553	$12,113,441

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2002 (Unaudited)	September 30, ____2001___ (Note)	June 30, 2001 (Unaudited)
Liabilities
Current Liabilities
Current Portion of Long-term Debt	$ 21,010	$ 40,128	$ 40,128
Trade Accounts Payable	362,903	314,163	758,852
Accrued Payroll & Related Expenses	296,172	363,833	256,609
Accrued Expenses	97,839	127,088	113,441
Accrued Income Taxes	274,867	199,217	-
Accrued Taxes Other Than Income	147,068	137,977	113,557

Total Current Liabilities	1,199,859	1,182,406	1,282,587

Long-term Debt	-	8,781	17,717

Stockholders' Equity
Class A, $1.00 par value; authorized	764,884	764,884	764,884
3,750,000 shares; 764,884 shares outstanding excluding 9,586 shares in treasury

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Contributed Capital	998,053	998,053	998,053
Retained Earnings	8,960,585	8,768,563	8,595,334

Total Stockholders' Equity	11,178,388	10,986,366	10,813,137

Total Liabilities and Stockholders' Equity	$12,378,247	$12,177,553	$12,113,441

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Cash received from customers	$ 10,454,233	$ 11,864,351
Cash paid to suppliers and employees	<8,478,881>	<11,101,670>
Interest paid	<5,931>	<50,014>
Interest received	17,060	6,430
Income taxes <paid> refunded	21,188	77,968

Net Cash Provided by Operating Activities	2,007,669	797,065

Cash Flows from Investing Activities:
Capital expenditures	<133,204>	<132,329>
Proceeds on sale of assets	-	1,000

Net Cash Used in Investing Activities	<133,204>	<131,329>

Cash Flows from Financing Activities:
Short-term borrowings	-	1,725,000
Payments on Short-term borrowings	-	<2,393,000>
Decrease in Long-term debt	<27,899>	<25,763>
Sale of Class A Shares under option	-	6,250

Net Cash Provided By <Used In> Financing Activities	<27,899>	<687,513>

Net increase <decrease> in cash and cash equivalents	1,846,566	<21,777>

Cash and cash equivalents at beginning of year	576,664	313,553

Cash and cash equivalents at end of third quarter	$ 2,423,230	$ 291,776

See Notes to Consolidated Financial Statements.

	2002	2001

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$ 192,022	$ <835,335>

Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation and amortization	378,370	450,419
Loss on disposal of assets	-	594
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	1,103,268	216,038
Decrease <Increase> in inventories	272,210	1,278,057
Decrease <Increase> in prepaid expenses	<19,310>	<17,558>
Decrease <Increase> in refundable income taxes	44,538	<164,830>
Increase <Decrease> in trade accounts payable	48,740	357,046
Increase <Decrease> in accrued payroll and related expenses	<67,661>	<187,037>
Increase <Decrease> in accrued expenses	<20,158>	19,248
Increase <Decrease> in other Long-term liabilities	-	<112,375>
Increase <Decrease> in accrued income taxes	75,650	<207,202>

Total Adjustments	1,815,647	1,632,400

Net Cash Provided by Operating Activities	$ 2,007,669	$ 797,065

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2002

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2002	Sept. 30, 2001	June 30, 2001

Components	$2,280,897	$2,353,329	$2,276,183
Work-in-Process	641,408	828,238	1,381,944
Finished Product	799,832	812,780	924,033

	$3,722,137	$3,994,347	$4,582,160

 The above amounts are net of reserve for obsolete inventory in the amount of $355,752, $92,000 and $503,033 for the periods ended June 30, 2002, September 30, 2001 and June 30, 2001 respectively.

3. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  No options may be granted at a price less than $2.925. Options for 167,450 Class A shares were outstanding at June 30, 2002 (123,150 shares at September 30, 2001 and 146,400 shares at June 30, 2001) at prices ranging from $3.125 to $17.25 per share. Options for 44,300 shares and 32,100 shares were granted during the three month periods ended March 31, 2002 and December 31, 2000 respectively, at a price of $3.55 and $3.125 per share respectively, and all options are exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Options for 2,000 shares were exercised at $3.125 per share during the three month period ended June 30, 2001.

No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares (less 21,000 options which were either canceled, expired or unissued)of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 42,000 Class A shares were outstanding at June 30, 2002 (36,000 shares at September 30, 2001 and 36,000 shares at June 30, 2001) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2002 and March 31, 2001, at a price of $3.55 and $4.25 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 21, 2005.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1,575,000, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $28,155 and $84,465 for the three month and nine month periods ended June 30, 2002, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

5. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2002	2001	2002	2001
Basic Earnings per Share
Income (Loss) available to common stockholders	$ 249,591	$ <137,645>	$ 192,022	$ <835,335>

Shares denominator	1,219,750	1,218,233	1,219,750	1,217,911

Per share amount	$ ..20	$ <.11>	$ ..16	$ <.69>

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,218,233	1,219,750	1,217,911
Stock options	1,969	-	2,201	-
	1,221,719	1,218,233	1,221,951	1,217,911

Diluted Earnings per Share
Income (Loss) available to common stockholders	$ 249,591	$ <137,645>	$ 192,022	$ <835,335>

Per share amount	$ ..20	$ <.11>	$ ..16	$ <.69>

Options to purchase 181,300 and 182,400 shares of common stock during the third quarter of fiscal 2002 and the third quarter of fiscal 2001, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the nine month period of fiscal 2002 and the nine month period of fiscal 2001 options to purchase 181,300 and 182,400 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Automotive Diagnostic Tools and Equipment
This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added significant new products and distribution sources for the aftermarket.Included in this segment are fastening control products used by large manufacturers to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality joint control in assembly plants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2002	2001	2002	2001
Net Revenue
Indicators and Gauges	$ 574,919	$ 487,023	$ 1,405,590	$ 1,770,407
Automotive Diagnostic Tools and Equipment	2,938,434	3,240,595	7,945,375	9,877,906

	$ 3,513,353	$ 3,727,618	$ 9,350,965	$ 11,648,313

Income (Loss) from Operations
Indicators and Gauges	$ 165,083	$ <42,430>	$ 225,470	$ 1,459
Automotive Diagnostic Tools and Equipment	593,123	249,334	1,215,461	151,172
General Corporate Expenses	<379,915>	<419,549>	<1,149,909>	<1,437,966>

	$ 378,291	$ <212,645>	$ 291,022	$<1,285,335>

Asset Information
Indicators and Gauges			$ 909,212	$ 1,063,761
Automotive Diagnostic Tools and Equipment			6,463,775	8,002,107
Corporate			5,005,260	3,047,573

			$12,378,247	$ 12,113,441

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$ 3,366,674	$ 3,580,405	$ 8,933,166	$11,084,799
Canada	110,954	118,276	293,036	438,831
Other foreign countries	35,725	28,937	124,763	124,683

	$ 3,513,353	$ 3,727,618	$ 9,350,965	$11,648,313

 All export sales to Canada and other foreign countries are made in U.S. dollars.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Third Quarter (April 1, 2002 through June 30, 2002)
Fiscal 2002 Compared to Third Quarter Fiscal 2001
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $574,919 and $487,023 for the third quarter of fiscal 2002 and fiscal 2001, respectively, and $1,405,590 and $1,770,407 for the first nine months of fiscal 2002 and fiscal 2001, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the nut running process in assembly plants. Revenue in this segment was $2,938,434 and $3,240,595 for the third quarter of fiscal 2002 and fiscal 2001, respectively, and $7,945,375 and $9,877,906 for the first nine months of fiscal 2002 and fiscal 2001, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2002 were $3,018,233 versus $3,112,954 for the quarter ended June 30, 2001. The decrease in product sales in the current quarter was volume related and due primarily to a decrease in automotive diagnostic products sales, specifically fastening systems products. The $544,000 decline in fastening systems product sales was offset in part by an increase in aftermarket products and indicator products of approximately $360,000 and $89,000 respectively. The Company anticipates that the level of product sales experienced in the third quarter is expected to decrease slightly in the fourth quarter of the fiscal year based on an expected seasonality effect within the Company's automotive product segment.

Service sales for the quarter ended June 30, 2002 were $495,120 versus $614,664 for the quarter ended June 30, 2001. The dollar decrease during the current quarter of approximately $120,000 was volume related and due primarily to delays in customer order release dates for training services. The current level of service sales is expected to increase modestly in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2002 was $1,427,988 (47.3% of product sales) as compared to $1,820,207 (58.5% of product sales) in the third quarter of 2001. This decrease in the cost of product sold percentage was due to a more favorable product mix and manufacturing cost reductions implemented in April of 2001. The current cost of product sold percentage is expected to continue during the fourth quarter of the fiscal year.

Cost of service sold for the quarter ended June 30, 2002 was $256,131 (51.7% of service sales) as compared to $470,855 (76.6% of service sales) in the quarter ended June 30, 2001. The dollar and percentage decrease was due to price adjustments for chargeable repairs and cost reductions implemented in April 2001.

Product development expenses were $477,526 in the third quarter of fiscal 2002 (15.8% of product sales) as compared to $538,550 (17.3% of product sales) in the third quarter of fiscal 2001. The dollar decrease was due primarily to the cost reduction measures implemented in April 2001. The level of product development expenditures is expected to continue in the last quarter of fiscal 2002.

Operating expenses were $982,369 (28.0% of total sales) in the third quarter of fiscal 2002 versus $1,111,404 (29.8% of total sales) for the same period a year ago. The dollar decrease was due primarily to the cost reduction measures implemented in April 2001. The current level of operating expenses is anticipated to continue in the fourth quarter of the fiscal year.

Interest expense was $1,782 in the third quarter of fiscal 2002, as compared to $5,572 in the third quarter of fiscal 2001. The decrease was due to no short-term borrowing during the current fiscal quarter. The current level of interest expense is expected to continue in the last quarter of fiscal 2002.

Other income increased by $4,409 during the third quarter of fiscal 2002 due primarily to an increase in interest income on short-term investments as a result of positive cash flow from operating activities.

The net income in the third quarter of fiscal 2002 was $249,591 which compares with a net loss of $137,645 in fiscal 2001. The improvement was due to an increase in gross margin and the current year third quarter benefiting from cost reductions in production, product development and operating expenses implemented in April 2001, offset, in part, by a lower sales volume.

Unshipped customer orders as of June 30, 2002 were $1,712,000 versus $2,131,000 at June 30, 2001. The Company anticipates that approximately 60% of the backlog will be shipped in the fourth quarter of fiscal 2002. As the Automotive aftermarket becomes a more significant element of the Company's business lower operating backlogs are expected. The lower year to year backlogs is largely a reflection of this trend and the reduced reliance on large, scheduled, OEM orders.

Results of Operations, Nine Months Ended June 30, 2002
Compared to Nine Months Ended June 30, 2001

Product sales for the nine months ended June 30, 2002 were $7,892,691 versus $10,273,800 for the same period in fiscal 2001. The decrease in product sales during the first nine months of the current fiscal year was volume related due mostly to lower sales of automotive diagnostic products of $1,482,000 specifically automotive OEM diagnostic products, coupled with a decline in indicator and fastening systems product sales of $332,000 and $784,000 respectively. During the first nine months of the current fiscal year there were no orders or shipments to Tier 1 suppliers to large automotive OEM's. The Company's current forecasting anticipates that product sales for all of fiscal 2002 will be somewhat lower than fiscal 2001 since there are no large orders anticipated such as occurred in fiscal 2001 and lower quote and order levels within the Company's indicator and fastening systems products.

Service sales for the nine months ended June 30, 2002 were $1,458,274 compared with $1,374,513 for the same period in fiscal 2001. The increase was both volume and price related. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $3,947,724 (50.0% of product sales) compared with $6,479,246 (63.1% of product sales) for the nine months ended June 30, 2001. The decrease in the cost of product sold percentage was due to a change in product mix, new product introductions with improved pricing and expense reduction measures implemented in April 2001. The cost of product sold percentage is expected to continue for the balance of the fiscal year.

Cost of service sold was $819,105 (56.2% of service sales) compared with $1,050,540 (76.4% of service sales) for the nine months ended June 30, 2001. The percentage decrease was due to price adjustments for chargeable repairs and cost reductions implemented in April 2001.

Product development expenses were $1,416,720 (17.9% of product sales) compared to $1,812,565 (17.64% of product sales) for the nine months ended June 30, 2001. The dollar decrease was due primarily to the cost reduction measures implemented in April 2001 and to continued efficiencies from on-going technology improvements in engineering systems and procedures. The current level of product development expenditures is expected to continue in the fourth quarter of the fiscal year.

Operating expenses were $2,902,193 for the nine months ended June 30, 2002 (31.0% of total sales) versus $3,566,773 (30.6% of total sales) for the nine months ended June 30, 2001. The dollar decrease was due primarily to the cost reduction measures implemented in April 2001.

Interest expense was $5,931 for the nine months ended June 30, 2002, and $46,244 for the same period in 2001. This decrease was due to no short-term borrowing during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2002.

Other income of $31,730 compares with other income of $21,720 in the same period last year. The increase is due primarily to an increase in interest income on short-term investments as a result of positive cash flow from operating activities during the current fiscal year.

The net income for the nine months ended June 30, 2002 was $192,022 which compares with a net loss of $835,335 for the nine months ended June 30, 2001. The improved results were due primarily to improved gross product and service margins and the cost reduction measures implemented in April 2001.

Management anticipates that as a result of current activities and as the economy improves, as expected by the Company, future sales should increase. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

In July 2000 the Company closed its production and sales facility in Kirkwood, Pennsylvania pursuant to a restructuring plan. For the quarter and the nine months ended June 30, 2002 the Company achieved the $600,000 annualized savings that were anticipated from this restructuring.

In April of 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. The anticipated savings of $1,500,000 were expected to be realized in approximately equal amounts per month during fiscal 2002. For the quarter and the nine months ended June 30, 2002 the Company achieved the savings that were anticipated.

Liquidity and Capital Resources

Total current assets were $8,470,870, $8,025,010 and $8,354,281 at June 30, 2002, September 30, 2001 and June 30, 2001, respectively. The increase of approximately $117,000 from June to June is due primarily to a $2,131,000 increase in cash. The increase in cash was offset by a reduction in accounts receivable and inventory of approximately $717,000 and $860,000 respectively and a decrease in refundable income taxes of approximately $426,000. The decrease in accounts receivable and inventory was due primarily to improved collection activities, lower sales volume, and management's emphasis on inventory reductions. Between September 2001 and June 2002 current assets increased by approximately $446,000.

Working capital as of June 30, 2002 amounted to $7,271,011. This compares to $7,071,694 a year earlier. Current assets were 7.1 times current liabilities and total cash and receivables were 3.8 times current liabilities. These ratios compare to 6.5 and 2.4, respectively, at June 30, 2001.

Internally generated funds of $2,007,669 during the nine months ended June 30, 2002 were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $133,204 and long-term debt payments of $27,899. Management believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2002.

Shareholders' equity during the nine months ended June 30, 2002 increased by $192,022 which was the net income for the period.

In February 2002 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2003 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $5,5000,000 and $7,500,000 respectively and the Company is in compliance with these covenants. The Company had no outstanding balance under this loan facility during the quarter and the nine months ended June 30, 2002.

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

b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:            August 13, 2002

HICKOK INCORPORATED (Registrant)

/s/R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/G. M. Zoloty
G. M. Zoloty, Chief Financial Officer