Form 10-K
period 2002-09-30
HICKOK INC
filed 2002-12-20
CIK 47307

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Class A Common Shares, $1.00 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Exchange Act Rule 12b - 2 ).Yes [ ] No[X]

As of December 16, 2002, the Registrant had 764,884 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 709,553 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 13, 2002, based on the closing price of $4.57 per Class A Common Share on the Nasdaq Small Cap Market, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $3,242,657. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12 and 13)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 19, 2003.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2002.

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

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past seventeen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment.

The Company has made three acquisitions in the last nine fiscal years as part of a strategic program to expand both its customer base and its productline utilizing its existing expertise. A new product family, primarily for theautomotive market, was added in February, 1994 when the Company acquired the fastening systems business from Allen-Bradley Company, Inc. The fastening systems business was fully integrated into Hickok's operations by June 1994. This business provides computerized equipment to control tools that tighten threaded fasteners on cars, trucks, and heavy equipment to enable high quality joint control. Until recently when other customers were added, General Motors was the primary customer for these systems.

In January 1996 the Company added new products and customers within the indicating instrumentation area with the acquisition of the Beacon Gage Division of Maradyne Corporation. Beacon Gage manufactures specialty pressure gauges for railroads and transit cars. The gauge business was fully integrated into Hickok's operations by May 1996.

In February 1998 the Company added new products and customers within the automotive aftermarket with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Waekon manufactured a variety of testing equipment used by automotive technicians. The Waekon name is used by the Company as a trademark to market its products to technicians in the automotive aftermarket. For cost reduction purposes the Company closed its manufacturing facility in Kirkwood, Pennsylvania in July 2000 and moved all production of Waekon products to the Company's manufacturing facility in Greenwood, Mississippi. The Company incurred a restructuring charge of $434,015which was recouped by accompanying cost reductions by the end of fiscal 2001.

The Company's operations are currently concentrated in the United States of America. Sales are primarily to domestic customers although the Company also makes sales to international customers through domestically based distribution companies. The Company established select market international service center arrangements during fiscal 1995.

Operating Segment Information

The Company's operations are combined into two reportable business segments: 1) indicators and gauges and 2) automotive diagnostic tools andequipment. Reference is made to "Segment and Related Information" incorporated in the following financial statements.

Indicators and Gauges

For over seventy years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 15% of the Company's sales for fiscal 2002 and for fiscal 2001. A new grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters. The Company expects these instruments to have broad appeal in the aircraft retrofit market, a new market for the Company.

Automotive Diagnostic Tools and Equipment

In the mid 1980's the Company began to concentrate on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold both to Ford and to the aftermarket using jobbers,wholesalers and mobile distributors. The Company increased its aftermarket business with the acquisition, in February 1998, of Waekon Industries, a manufacturer of a variety of testing equipment used by automotive technicians. Leveraging on this acquisition, the Company has designed and introduced a number of new products that increased product offerings in the Waekon product line significantly. The acquisition added new distribution resources and new products for the American aftermarket market coverage. Additional distribution resources have been added since the acquisition and the Company now has full North American aftermarket market coverage. The aftermarket currently accounts for approximately 53% of automotive diagnostic and specialty tool sales. In fiscal 2001 it represented approximately 39%. As a whole, automotive diagnostic tools and equipment represented approximately 85% of the Company's sales for fiscal 2002 and for fiscal 2001.

Fastening control systems are some of the automotive products sold by the Company. The product category resulted from the acquisition of the fastening systems business from Allen-Bradley in February 1994. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners in order to provide high quality joint control and documentation. The equipment and software, especially large networked systems, have historically been sold primarily to General Motors. With the introduction of products such as the pulse tool control and Windows based user station software the Company has begun to expand itscustomer base to include tool distributors and heavy equipment manufacturers. Recently single spindle air and pulse tool controls, first introduced in 1999, have become an important product grouping that is expanding the Company's penetration into heavy equipment manufacturers.

New products are an important part of the marketing package that enables growth in the aftermarket. The Company maintains a substantial engineering staff skilled in electronic and packaging design and in diagnosing vehicle systems. In late fiscal 2001 and in fiscal 2002 the Company introduced seven new products. Two actually included a family of items considered a single product. The Company determined to use the Waekon brand for products that are primarily expected to sell to the individual technician. It established a new brand, Waekon/Hickok, for products primarily targeted toward shop purchase. The Hickok brand is used for shop type products that concentrate on high-level diagnostics technologies generally single OEM focused. Three products, two of them product families, were introduced using the Waekon brand during fiscal 2002. Three products branded Waekon/Hickok and one branded Hickok were introduced. One of the Waekon products, the EFI Probe (Electronic Fuel Injector Quick Probe) won the prestigious Motor Magazine Top Twenty Tools Award for 2002.

Packaging, sales collateral for both users and sales channels, and field support have become an important element of the "product packages" the Company offers. In the past several years the Company has increased its skills in these disciplines and now offers greatly enhanced "product packages" as compared to the requirements for OEM sales. The "product packages" include extensive use of the Internet for product technical details, sales support, customer communications, and product registration. During fiscal 2003 the Company will be adding to this capability including automated sales lead processing and reporting, business to business capability for representatives and distributors, and several other electronic initiatives designed to enable further penetration of the aftermarket.

NGS is a diagnostic tool primarily used on Ford vehicles to diagnose electronic systems. This unit and software upgrades for the unit represent over 38% of the Company's sales. The Flash Kit, an accessory for the NGS Tester, was introduced in late fiscal 2000. The unit reprograms a Ford automobile's PCM (Powertrain Control Module) which is the "brain" of the car. PCM updates are released periodically by Ford to improve engine performance. Because of Federal mandates, the aftermarket must have access to the same capabilities Ford offers their dealerships. The NGS unit provides aftermarket shops the same capability dealerships have for diagnosing and servicing vehicles. In addition, the Flash kit enables a shop to reprogram a PCM to factory specifications. This capability includes the ability to program transponder keys for security systems on the vehicles. The Company offers a version of NGS to the locksmith industry specifically for this purpose.

The Company is introducing two new versions of NGS for the aftermarket, in the first quarter of fiscal 2003, that offer enhanced capability for both vehicle technicians and locksmiths. In addition, four more products are in final stages of marketing and introduction package development. These products will be announced during the second quarter of fiscal 2003. Several other products are in various stages of design and are planned for introduction in the second half of the year. The Company believes these product introductions along with revenue growth of the products introduced last year will have a positive influence on customers recognition of the various product brands and further penetration of sales channels to the aftermarket.

Sources and Availability of Raw Materials

Raw materials essential to the business are acquired from a large number of United States of America manufacturers and some materials are now purchased from European and South East Asian sources. Materials acquired from the electronic components industry include transistors, integrated circuits, resistors, capacitors, switches, potentiometers, microcontrollers, and other passive parts. Fabricated metal or plastic parts are generally purchased from local suppliers or manufactured by the Company from raw materials. In general, the required materials are available, if ordered with sufficient lead times, from multiple sources at current prices.

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to certain of its products. It does not consider that any one patent orgroup of patents is material to the conduct of its business as a whole. It believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service rather than upon its ownership of patents. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that with the growing importance of the automotive aftermarket to its business there is a modest seasonality affecting its revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters. Although there were no such orders in fiscal 2002 certain products can be subject to large order amounts that are dependent upon customer release dates. As a result any seasonality aspect to revenues can be overwhelmed by delivery of these large orders and operating results can fluctuate widely from quarter to quarter. There were several such order completions in fiscal 2001 that had an influence on quarterly results.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

During the fiscal year ended September 30, 2002, sales to Ford and General Motors Corporation accounted for approximately 24% and 9% respectively of the consolidated sales of the Company. This compares with 33% and 12% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

Backlog

At September 30, 2002, the unshipped customer order backlog totaled $1,580,000 in contrast to $1,850,000 at September 30, 2001 and $4,640,000 at September 30, 2000. The decrease in fiscal 2002 is primarilydue to lower orders forindicators and gauges of $233,000. The decrease in fiscal 2001 was due to lower orders for indicators and gauges, automotive diagnostic products, and fastening control products.

Government Contract Renegotiation

No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. Theamount of revenue derived from Government contracts is currently minimal and notmaterial.

Competitive Conditions

The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Snap-On, SPX Corporation, Teradyne, and Vetronix which dominate the total available market in terms of total sales. With regard to fastening systems products, competition comes from both companies that make the equipment to control fastening tools and from tool makers themselves. Specific companies include Atlas Copco, Cooper Tool, and Stanley. The instrumentation industry is composed primarily of companies which specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company hasoperated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

Research and Development Activities

The Company expensed as incurred product development costs of $1,874,858 in 2002, $2,343,684 in 2001, and $2,740,315 in 2000. These expenditures included engineering product support and development of manuals forboth of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2002 was 166 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2002, all manufacturing,research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $566,000 in 2002, $692,000 in 2001, and $1,304,000 in 2000. Shipments to Canada make up the majority of export sales.

ITEM 2. DESCRIPTION OF PROPERTIES

As of December 1, 2002 the Company had facilities in the United States of America as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Cleveland, Ohio	37,000 Sq. Ft.	Two-story brick construction; used for corporate administrative headquarters, marketing and product development with limited manufacturing.	Owned

Greenwood, Mississippi	63,000 Sq. Ft.	One-story modern concrete block construction; used for manufacturing instruments, test equipment, and fastening systems products.	Leased, with annual renewal options extending through 2061.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company as of September 30, 2002. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairmanby the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For atleast five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr.Gregory Zoloty Vice President of Finance and Chief Financial Officer in May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May 1999. He joined the Company in April 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	62

Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	50

Vice President, Sales and Marketing	Thomas F. Bauman	59

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

PRICES FOR THE YEARS ENDED:

September 30, 2002			September 30, 2001
	HIGH	LOW	HIGH	LOW
First Quarter	4.85	2.45	4.50	3.13
Second Quarter	4.35	3.28	4.36	3.00
Third Quarter	4.29	2.61	4.50	2.61
Fourth Quarter	4.71	3.01	3.48	2.50

b) HOLDERS

As of December 13, 2002, there were approximately 388 holders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2002 and 2001 the Company paid no dividends on its Class A and Class B Common Shares. In fiscal 2000 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares on March 31, 2000. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement when borrowings are outstanding. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into accountvarious factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30

	2002	2001	2000	1999	1998
	(In Thousands of Dollars, except per share amounts)

Net Sales	$12,392	$15,261	$18,275	$18,827	$20,768

Net Income (Loss)	$244	$(662)	$(411)	$(268)	$1,034

Working Capital	$7,720	$6,843	$7,923	$8,473	$8,818

Total Assets	$12,303	$12,178	$13,767	$14,282	$15,047

Long-term Debt	$-0-	$9	$156	$418	$549

Total Stockholders' Equity	$11,231	$10,986	$11,642	$12,110	$12,551

Net Income (Loss) Per Share	$.20	$(.54)	$(.34)	$(.22)	$.86

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$.10	$.15	$.10

Class B	$-0-	$-0-	$.10	$.15	$.10

Stockholders' Equity

Per Share:	$9.21	$9.01	$9.56	$10.09	$10.48

Return on Sales	2.0%	(4.3%)	(2.2%)	(1.4%)	5.0%

Return on Assets	2.0%	(5.4%)	(2.9%)	(1.8%)	7.2%

Return on Equity	2.2%	(6.0%)	(3.5%)	(2.2%)	8.6%

Closing Stock Price	$4.71	$2.50	$4.50	$7.56	$6.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past seventeen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment.The Company currently generates approximately 53% of its revenue from designing and manufacturing diagnostic tools for the automotive aftermarket. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles.

Approximately nine years ago the Company initiated a strategy to use existing expertise to diversify its customer base and add new products within its various product classes. The strategy has been implemented usingacquisitions and modifying the organization to a market orientation.

In February 1998 the Company increased its automotive aftermarket business with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Sales of aftermarket products now account for 53% of automotive diagnostic and specialty tool sales, 39% in fiscal 2001. Waekon manufactured a variety of automotive diagnostic equipment and specialty tools used by automotive technicians. The acquisition cost $2,221,302 and was recorded as an asset purchase. Because of its positive reputation in the industry the Waekon name has become the trademark used by the Company to market certain of its products to the automotive aftermarket.

In July 2000 the Company closed its production and sales facility in Kirkwood, Pennsylvania pursuant to a restructuring plan. For the year ended September 30, 2002 the Company achieved the savings that were anticipated from this restructuring.

In April 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. Savings in fiscal 2002 from this reduction were approximately $1,500,000.

The timing of order releases in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. Orders for such equipment can be large, are subject to customer release, and may result in substantialvariations in quarterly sales and earnings. There were no large orders of this nature in either of the past two fiscal years although previous large orders were completed in fiscal 2001. A reason for this is the Company's efforts in recent years to diversify its customer base. However, in future years the receipt of large orders could result in a significant increase in order levels which may result in substantial variations in quarterly sales and earnings. Any foreign sales are made in United States of America Dollars.

Introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the ongoing success of this business segment. Consequently, expenditures for product development have been and will continue to be significant to the Company's operations. Although expenditures for product development have been reduced for the past several years, management feels the current levels are adequate to support new product needs.

The Company's order backlog as of September 30, 2002 totaled $1,580,000 as compared to $1,850,000 as of September 30, 2001 and $4,640,000 as of September 30, 2000. The decrease in fiscal 2002 is due primarily to lower orders for indicators and gauges of $233,000. Most of the backlog at September 30, 2002 is expected to be shipped by the end of the current fiscal year. The decrease in fiscal 2001 is due to lower orders for indicators and gauges of $335,000, completion of the balance of a large diagnostic product order, reduced orders for automotive diagnostic products of $1,785,000 and fastening control products of $670,000.

Reportable Segment Information

Effective September 30, 1999, the Company adopted Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Standard requires segment information disclosures based on how management evaluates operating performance and resource allocations. The Company has determined that it has two reportable segments: 1)indicators and gauges and 2) automotive related diagnostic tools and equipment.

Indicators and Gauges

This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market,the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indictors and gauges are sold to both original equipment manufacturers and to operators of railroad equipment.

Automotive Diagnostic Tools and Equipment

This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to OEM's and to the aftermarket using a variety of distribution methods. The acquisition of Waekon Industries in 1998 added new products and distribution sources for the aftermarket. Included in this segment are fastening control products used primarily by large manufacturers to monitorand control the nut running process in assembly plants. This equipment provides high quality joint control and documentation.

Results of Operations

Sales for the fiscal year ended September 30, 2002 declined to $12,391,642, a decrease of approximately 19% from fiscal 2001 sales of $15,261,149. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $2,800,000. Service sales in fiscal 2002 remained relatively flat compared to fiscal 2001. The reduction in product sales occurred in the automotive diagnostic equipment segment, primarily sales to OEM accounts as the Company continues to emphasize its aftermarket business. Aftermarket sales increased by approximately $1,000,000 in fiscal 2002 for several reasons. Sales of emissions products increased by approximately $600,000 and new product introductions of approximately $400,000. The Company anticipates that overall product sales will increase modestly in fiscal 2003. The current level of service revenue is expected to continue for fiscal 2003.

Sales for the fiscal year ended September 30, 2001 declined to $15,261,149, a decrease of approximately 16% from fiscal 2000 sales of $18,274,626. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $3,700,000. The decline in product sales was partially offset by an increase in service revenue of approximately $700,000. The reduction in product sales occurred in the automotive diagnostic equipment segment, primarily sales to OEM accounts, as the Company emphasizes its aftermarket business.

Cost of products sold in fiscal 2002 was $5,247,825 or 50.6% of net product sales compared to $8,016,562 or 60.7% of net product sales respectively in fiscal 2001. Cost of products sold during fiscal 2000 was $9,423,727 or 55.8% of net product sales. The decrease in the percentage of cost of products sold to product sales between fiscal 2002 and fiscal 2001 was due primarily to a more favorable product mix and manufacturing cost reductions. The increase in the percentage of cost of products sold between fiscal 2001 and 2000 was due primarily to product mix as sales of lower margin automotive diagnostic products to the aftermarket and other markets represented a larger portion of total product sales offset in part by the expense reductions implemented in April 2001. The 2002 cost of products sold percentage is expected to continue in fiscal 2003.

Cost of services sold in fiscal 2002 was $1,136,324 or 56.1% of net service sales compared to $1,470,011 or 71.6% respectively in fiscal 2001. Cost of services sold during fiscal 2000 was $1,087,177 or 78.6 % of net service sales. The decrease in the cost of services sold as a percentage of net services sales is due primarily to a higher sales volume due to price adjustments for chargeable repairs, cost reductions implemented in April 2001 and lower warranty related costs associated with the automotive diagnostic products. The decrease in the cost of services sold as a percentage of net service sales between fiscal 2001 and fiscal 2000 was primarily due to a higher sales volume coupled with a favorable product mix and expense reduction measures implemented in April 2001 offset in part by a slight increase in warranty related costs associated with the automotive diagnostic products. The percentage of cost of services sold relative to net service sales is expected to increase slightly in fiscal 2003.

Product development expenditures in fiscal 2002 were $1,874,858 which was 20% lower than expenditures of $2,343,684 in fiscal 2001. The dollar decrease is due primarily to a full year of expense reductions implemented in April 2001, efficiency improvements, and to cost savings from the closing of the Kirkwood, Pennsylvania facility. Product development expenditures in fiscal 2001 were $2,343,684 which was 15% lower than expenditures of $2,740,315 in fiscal 2000. This decrease reflects savings from the closing of the Kirkwood, Pennsylvania facility and expense reductions implemented in April 2001. It is anticipated that the amount spent on product development in fiscal 2002 will continue at current levels in fiscal 2003 while continuing to support the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket.

Marketing and administrative expenses amounted to $3,894,173 which was 31.4% of net sales in fiscal 2002, $4,570,170 or 29.9% of net sales in fiscal 2001, and $5,357,063, or 29.3% of net sales in fiscal 2000. Expenditures in fiscal 2002 were 15% lower than fiscal 2001 due to lower marketing and administrative expenses as a result of expense reduction measures implemented in April 2001 and to a lesser extent to expenses applicable to the closing of the Kirkwood, Pennsylvania facility in July 2000 offset in part by an increase in commissions and royalties associated with certain aftermarket product sales. Expenditures in fiscal 2001 were 15% lower than fiscal 2000 due to lower marketing and administrative expenses as a result of expense reduction measures implemented in April 2001 and to a lesser extent to expenses applicable to closing the Kirkwood, Pennsylvania facility in July 2000. The Company anticipates that marketing and administrative expenses will continue at present levels in fiscal 2003.

Interest charges were $7,706 in fiscal 2002 compared with $49,057 in fiscal 2001 and $60,367 in fiscal 2000. The decrease in interest charges in fiscal 2002 compared to fiscal 2001 was due to no short-term borrowing requirements during the current fiscal year. The decrease in interest charges in fiscal 2001 compared to fiscal 2000 was due to a reduction in short-term borrowings. The Company anticipates interest expense will decrease from the current levels in fiscal 2003 due to reductions in employees deferred compensation account balances and end of lease termination in February 2003.

In fiscal 2000, a restructuring charge of $434,015 was recorded due to the closing in July, 2000 of the Company's manufacturing facility in Kirkwood, Pennsylvania. These charges were composed of $228,375 of future lease payments, $111,750 of losses on the abandonment of the plant facility and equipment and $93,890 of employee severance and related expenses. The Company expected to realize pre-tax operating cost savings of approximately $600,000 annually as the facility in Greenwood, Mississippi has taken over all manufacturing formerly performed in Kirkwood. For the fiscal year ended September 30, 2002 the Company achieved the savings anticipated.

Other income of $30,850 in fiscal 2002 compares with other income of $40,929 in fiscal 2001. The change was primarily due to losses on fixed asset disposals in fiscal 2002. Other income in fiscal 2002 consisted primarily of interest income on short-term investments and discounts on purchases. Other income of $40,929 in fiscal 2001 compares with other expense of $6,366 in fiscal 2000. The change was primarily due to losses on fixed asset disposals.

Income taxes in fiscal 2002 were $17,200 which represents a 6.6% effective tax rate. Income taxes in fiscal 2001 were a negative $485,300 which represents a recovery of income taxes at a 42.3% effective tax rate. In fiscal 2000 income taxes were negative $423,800 which represents a recovery of income taxes at a 50.8% effective tax rate. The tax rate in fiscal 2002 was lower than the normal tax rate of 37% due to the utilization of prior years research and development tax credits. The recovery rate in fiscal 2001 and 2000 exceeded the normal tax rate of 37% due to the recognition of both current and prior year research and development tax credits. It is anticipated that the effective tax rate in fiscal 2003 will be consistent with 2002. Management anticipates that future business will generate sufficient taxable income during the carryforward period to fully realize the deferred tax benefits. The deferred tax benefits begin to expire in 2019.

Net income in fiscal 2002 was $244,406, or $.20 per share which was an increase of $906,512 as compared with the net loss of $662,106, or $.54 per share, in fiscal 2001. The net loss in fiscal 2000 was $410,604, or $.34 per share. The change in fiscal 2002 versus fiscal 2001 was primarily due to improved gross product and service margins and cost reduction measures. The change in fiscal 2001 versus fiscal 2000 was primarily due to lower sales offset in part by the cost saving measure of the Kirkwood, Pennsylvania plant closing in July 2000 and the expense reduction measures implemented in April 2001.

Liquidity and Capital Resources

Current assets of $8,792,622 at September 30, 2002 were 8.2 times current liabilities and the total of cash and receivables was 4.4 times current liabilities. These ratios compare to 7.0 and 3.2 respectively at the end of fiscal 2001. Total current assets were up approximately $515,000 from the previous year end due primarily to a $1,685,000 increase in cash and cash equivalents. The increase in cash and cash equivalents was offset by a reduction in accounts receivable and inventory of approximately $770,000 and $405,000 respectively. The decrease in accounts receivable and inventory was due primarily to improved collection activities, lower sales volume, and management's emphasis on inventory reductions.

Working capital at September 30, 2002 was $7,720,012 as compared to $7,095,604 a year ago. The increase was due primarily to retention of earnings and an increase in cash and cash equivalents of $1,685,000, offset by a reduction in accounts receivable and inventory of approximately $770,000 and $405,000 respectively and a reduction in current liabilities of approximately $110,000.

During the fiscal year the Company's business may require an increase in inventory of work-in-process and finished goods in order to meet anticipated delivery schedules. Whenever there may be a requirement to increase inventory in fiscal 2003 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $1,000,000 revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

Internally generated funds in fiscal 2002 were $1,924,625 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $206,534 and debt payments of$37,575. The primary reason for the positive cash flow from operations was net income of $244,406 and thereduction in accounts receivable and inventory. In fiscal 2001 internally generated funds were $1,083,049 and were adequate to fund the Company's primary non-operating cash requirementsconsisting of capital expenditures and debt payments of $131,289 and $702,699 respectively. The primary reason for the positive cash flow in fiscal 2001 was the reduction in inventory. In fiscal 2000 internally generated funds were $220,557 and were not adequate to fund the Company's prime non-operating cash requirement consisting of capital expenditures and long-term debt payments of $405,703 and $466,936 respectively. The primary reason for the negative cash flow from operations was the net loss of $410,604 and a $281,144 reduction in accounts payable. The Company expects internally generated funds in fiscal 2003 from operating activities to be adequate to fund approximately $250,000 of capital expenditures and $11,000 due on debt payments. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

In February 2002 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2003 and provides for a secured revolving credit facility of $1,000,000 with interest at the prime commercial rate. Throughout fiscal 2002 the Company had no outstanding balance under this loan facility. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $5,500,000 and $7,500,000 respectively. The revolving credit facility is subject to annual review by the Company's lender. In addition, management has determined a revolving credit facility is important to the Company. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount can be obtained on acceptable terms.

Critical Accounting Policies

The Company describes its significant accounting policies in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. However, In response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", issued December 12, 2001, the Company has identified the policies it believes are most critical to an understanding of the Company's financial statements. Since application of these accounting policies involves the exercise of judgement and use of estimates, actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized as manufactured items are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Revenue from development contracts is recorded as agreed upon milestones are achieved.

Inventory Valuation and Reserves - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The Company's business may require an increase in inventory of component parts, work-in-process and finished goods in order to meet anticipated delivery schedules of customers. However, we are responsible for excess and obsolete inventory purchases in excess of inventory needed to meet customer demand forecasts, as well as inventory purchases generally not covered by supply agreements, or parts that become obsolete before use in production. If our forecasts change or excess inventory becomes obsolete, the inventory reserves included in our financial statements may be understated.

Deferred Taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

The Company does not have off-balance sheet arrangements, financing, or other relationships with unconsolidated entities or persons, also known as "special purpose entities" (SPEs).

Impact of Inflation

In recent years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy minimizing the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject touncertainties and factors (including, but not limited to, those specified below)which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, and(c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products,fastening systems products and indicating instrument products, and (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $-0- on its revolving credit facility at September 30, 2002, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

INDEPENDENT AUDITORS' REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2002 and 2001, and the related consolidatedstatements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are theresponsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includesassessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the periodended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 22, 2002
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS

	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$2,261,774	$576,664
Accounts receivable-less allowance for	2,420,614	3,190,930
doubtful accounts of $46,000 ($43,000, 2001)
Inventories less-allowance for obsolete	3,589,543	3,994,347
inventory of $31,500 ($92,000, 2001)
Deferred income taxes	231,000	167,300
Prepaid expenses	36,691	51,231
Refundable income taxes	253,000	297,538

Total Current Assets	8,792,622	8,278,010

PROPERTY, PLANT AND EQUIPMENT:
Land	229,089	229,089
Buildings	1,486,969	1,487,337
Machinery and equipment	2,634,766	3,029,998

	4,350,824	4,746,424
Less accumulated depreciation	2,888,756	3,114,038

	1,462,068	1,632,386

OTHER ASSETS:
Goodwill-less accumulated amortization of	1,574,542	1,687,107
$575,545($462,980, 2001)
Deferred income taxes	472,100	578,000
Deposits	2,050	2,050

	2,048,692	2,267,157

Total Assets	$12,303,382	$12,177,553

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2002	2001

CURRENT LIABILITIES:
Short-term financing	$-	$-
Current portion of capitalized lease payable	11,334	40,128
Trade accounts payable	374,024	314,163
Accrued payroll and related expenses	350,039	363,833
Accrued expenses	91,416	127,088
Accrued income taxes	175,667	199,217
Accrued taxes other than income	70,130	137,977

Total Current Liabilities	1,072,610	1,182,406

LONG-TERM LIABILITIES:
Capitalized lease payable - less current portion	-	8,781

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 774,470	764,884	764,884

shares issued
Class B 1,000,000 convertible shares authorized,	454,866	454,866

475,533 shares issued
Contributed capital	1,603,848	1,603,848
Treasury shares - 9,586 Class A shares and 20,667	(605,795)	(605,795)

Class B shares
Retained earnings	9,012,969	8,768,563

Total Stockholders' Equity	11,230,772	10,986,366

Total Liabilities and Stockholders' Equity	$12,303,382	$12,177,553

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2002	2001	2000

NET SALES:
Product sales	$10,365,358	$13,209,191	$16,891,799
Service sales	2,026,284	2,051,958	1,382,827

Total Net Sales	12,391,642	15,261,149	18,274,626

COSTS AND EXPENSES:
Cost of product sold	5,247,825	8,016,562	9,423,727
Cost of services sold	1,136,324	1,470,011	1,087,177
Product development	1,874,858	2,343,684	2,740,315
Marketing and administrative	3,894,173	4,570,170	5,357,063
expenses
Interest charges	7,706	49,057	60,367
Restructuring charge	-	-	434,015
Other (income) expense	(30,850)	(40,929)	6,366

Total Costs and Expenses	12,130,036	16,408,555	19,109,030

Income (Loss) before Provision for Income Taxes	261,606	(1,147,406)	(834,404)

PROVISION FOR (RECOVERY OF) INCOME TAXES:
Current	(25,000)	(255,200)	(183,000)
Deferred	42,200	(230,100)	(240,800)

	17,200	(485,300)	(423,800)

NET INCOME (LOSS)	$244,406	$(662,106)	$(410,604)

NET INCOME (LOSS) PER COMMON SHARE	$.20	$(.54)	$(.34)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,219,750	1,218,374	1,204,276

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000

		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at September	$9,961,248	$744,884	$454,866	$1,554,598	$(605,795)	$12,109,801
30, 1999

Dividend of $.10 per	(119,975)	-	-	-	-	(119,975)
Class A and B shares
Sale of Class A shares	-	18,000	-	45,000	-	63,000
under option
Net Loss	(410,604)	-	-	-	-	(410,604)

Balance at September
30, 2000	9,430,669	762,884	454,866	1,599,598	(605,795)	11,642,222

Sale of Class A shares	-	2,000	-	4,250	-	6,250
under option
Net Loss	(662,106)	-	-	-	-	(662,106)

Balance at September	8,768,563	764,884	454,866	1,603,848	(605,795)	10,986,366
30, 2001

Net Income	244,406	-	-	-	-	244,406

Balance at September	$9,012,969	$764,884	$454,866	$1,603,848	$(605,795)	$11,230,772
30, 2002

See accompanying summary of accounting policies and notes to financialstatements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$13,161,958	$15,090,973	$18,631,163
Cash paid to suppliers and employees	(11,272,317)	(14,175,409)	(18,495,372)
Interest paid	(7,706)	(52,828)	(85,509)
Interest received	26,841	8,803	19,039
Income taxes refunded	15,849	211,510	151,236

Net Cash Provided by Operating Activities	1,924,625	1,083,049	220,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(206,534)	(131,289)	(405,703)
Change in deposits	-	-	(300)
Proceeds on sale of assets	4,594	7,800	9,875
Payments for business purchased	-	-	(78,194)

Net Cash Used in Investing Activities	(201,940)	(123,489)	(474,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	-	1,725,000	2,325,000
Payments on short-term borrowings	-	(2,393,000)	(1,757,000)
Decrease in long-term liabilities	(37,575)	(34,699)	(466,936)
Sale of Class A shares under option	-	6,250	52,650
Dividends paid	-	-	(119,975)

Net Cash Provided by (Used in) Financing Activities	(37,575)	(696,449)	33,739

Increase (Decrease) in Cash and Cash Equivalents	1,685,110	263,111	(220,026)

Cash and Cash Equivalents at Beginning of Year	576,664	313,553	533,579

Cash and Cash Equivalents at End of Year	$2,261,774	$576,664	$313,553

See accompanying summary of accounting policies and notes to financial statements.

	2002	2001	2000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$244,406	$(662,106)	$(410,604)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	468,395	561,399	651,870
Non-cash compensation	-	-	10,350
Loss on disposal of assets	16,428	991	158,087
Deferred income taxes	42,200	(230,100)	(240,800)
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	770,316	(170,176)	356,537
Decrease (Increase) in inventories	404,804	1,865,870	(152,119)
Decrease (Increase) in prepaid expenses	14,540	(16,623)	16,961
Decrease (Increase) in refundable income	44,538	(35,705)	(62,209)
taxes
Increase (Decrease) in trade accounts	59,861	(87,643)	(281,144)
payable
Increase (Decrease) in accrued payroll and	(13,794)	(79,813)	3,539
related expenses
Increase (Decrease) in other accrued	(103,519)	(55,060)	139,644
expenses, accrued taxes other than income
and other long-term liabilities
Increase (Decrease) in accrued income taxes	(23,550)	(7,985)	30,445

Total Adjustments	1,680,219	1,745,155	631,161

	$1,924,625	$1,083,049	$220,557
Net Cash Provided by Operating Activities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2002, 2001 AND 2000

1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiaries ("Company") develop and manufacture products used by companies in the transportation industry. Among the products are indicators and gauges sold to companies in aircraft and locomotive markets. On a much larger scale, the Company manufactures diagnostic equipment used by automotive technicians to test the various electronic systems in automobiles. Also within the automotive segment,the Company manufactures equipment to control the nut running process in assembly plants. The Company serves the automotive, locomotive and general aviation markets predominately in North America. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

Product Classes	2002	2001	2000

Automotive Test Equipment	76.8%	68.3%	73.8%
Fastening Systems	5.5	13.9	10.7
Indicating Instruments	15.1	14.7	14.1
Other Product Classes	2.6	3.1	1.4

Total	100.0%	100.0%	100.0%

Current operating properties consist of a manufacturing plant in Greenwood,Mississippi, and a corporate headquarters, marketing and product developmentfacility in Cleveland, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation :
The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiaries since date ofacquisition. Significant intercompany transactions and balances have been eliminated in the financial statements.

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry(primarily original equipment manufacturers) comprise 40% of outstanding receivables at September 30, 2002 (65% in 2001). Sales to two customers, each of which were in excess of 10% of total sales, approximated $3,000,000 and $1,100,000 (2002),$5,100,000 and $1,900,000 (2001), $6,300,000 and $1,700,000 (2000). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Use of Estimates in the Preparation of Financial Statements :
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

Revenue Recognition :
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

The Company records sales as manufactured items are shipped to customers. Revenue from development contracts represent agreements to provide training related programs to technicians and engineers and are recorded as service revenue. Revenue from these contracts is recognized as agreed upon milestones are achieved. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2002.

Product Development Costs :
Product development costs, which include engineering production support, areexpensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to becash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2002 amounted to $2,345,681.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2002	2001

Raw materials and component parts	$2,300,401	$2,353,329
Work-in-process	558,406	828,238
Finished products	730,736	812,780

	$3,589,543	$3,994,347

The above amounts are net of reserve for obsolete inventory in the amount of $31,500 and $92,000 for the periods ended September 30, 2002 and September 30, 2001 respectively.

Property, Plant and Equipment :
Property, plant and equipment are carried at cost. Maintenance and repair costsare expensed as incurred. Additions and betterments are capitalized. The depreciation policy of the Company is generally as follows:

Class	Method	Estimated Useful Lives

Buildings	Straight-line	10 to 40 years
Machinery and equipment	Straight-line	3 to 10 years
Tools and dies	Straight-line	3 years

Depreciation, including depreciation on capitalized leases, amounted to $355,830(2002), $437,955 (2001), and $515,151 (2000).

Valuation of Long-Lived Assets :
Long-lived assets such as property, plant and equipment, goodwill, patents and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Intangible Assets :
Goodwill is being amortized on a straight-line basis over 15 to 20 years. Amortization of intangibles amounted to $112,565 (2002), $123,444 (2001) and $136,719(2000).

Freight :
Freight costs are classified as cost of product sold.

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $135,724 (2002), $214,650 (2001) and $371,299 (2000).

Income Taxes:
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 8.

Recently Issued Accounting Pronouncements :
Effective October 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company had no derivatives as of September 30, 2002, and therefore, no resulting transition adjustments.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with its' provisions. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002.

The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003. Application of the non-amortization provisions of the standard is expected to result in annual earnings of approximately $75,000, net of tax, which will increase earnings per share by approximately $0.06. The Company has substantially completed the initial impairment tests and believes it likely that an impairment charge may occur in the first quarter of fiscal 2003. This charge would be approximately $1,040,000, net of tax, and would decrease earnings per share by approximately $0.85. Any adjustment of goodwill resulting from the impairment tests will be recognized separately as a cumulative effect of a change in accounting principle.

In August 2001, The Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121. The Company is required to adopt the provisions of SFAS No. 144 effective October 1, 2002. The Company has not determined the effect of this new standard on the Company's results of operations or financial position, but believes the effect will not be material.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities that are initiated after December 31, 2002.

Reclassifications :
Certain prior year amounts have been reclassified to conform with current year presentation.

3. SHORT-TERM FINANCING

The Company has a secured credit agreement of $1,000,000 with its financial lender. The agreement expires in February 2003 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $5,500,000 and $7,500,000 respectively. The Company had no outstanding balance under this loan facility during the year ended September 30, 2002. The Company is in compliance with its loan covenants. Selected details of short-term borrowings are as follows:

	Amount	Weighted Average Interest rate

Balance at September 30, 2002	$-	-
Average during 2002	$-	-
Maximum during 2002 (month end)	$-	-

Balance at September 30, 2001	$-	9.01%
Average during 2001	$349,208	9.07%
Maximum during 2001 (month end)	$1,093,000	9.50%

4. LEASES

Operating:
The Company leases a facility and certain equipment under operating leasesexpiring through September 2005.

The Company's minimum commitments under operating leases are as follows:

2003	$27,159
2004	14,375
2005	7,296

Total	$48,830

Rental expense under these commitments was $49,492 (2002), $68,362 (2001) and $153,465 (2000).

Capital:
During 2000, the Company purchased equipment under a capital lease obligation,replacing equipment purchased in 1997. The obligation is payable in monthly installments of $3,344 including interest at 8.0% per year until February 2003.The total capital lease obligation payable includes $44,954 remaining on the equipment purchased in 1997. The balance outstanding at September 30, 2002 was $11,334. Minimum annual lease payments under the capital lease are as follows:

2003	$11,505
Less amounts representing interest	171

$11,334

The cost and accumulated depreciation of the equipment held under capital lease at September 30, 2002 is as follows:

Cost	$189,578
Accumulated depreciation/Amortization	164,216

Book value	$25,362

A facility held under a capital lease has a net book value of $0 at September30, 2002. Future minimum lease payments which extend through 2061 areimmaterial.

5. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, netof granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions asthe Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option planswas $0 (2002), $0 (2001) and $10,350 (2000). All options granted under the Employee Plans are exercisable at September 30, 2002.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 51,000 shares (less 21,000 options which were either canceled, expired or unissued) ofClass A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 21, 2005.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2002	Price	2001	Price	2000	Price

Option Shares
Employee Plans:

Outstanding October 1,	123,150	$7.99	116,300	$9.34	106,500	$9.14

Granted	44,300	3.55	32,100	3.13	27,800	5.00

Canceled	(16,050)	8.31	(23,250)	8.46	-	-

Exercised	-	-	(2,000)	3.13	(18,000)	2.93

Outstanding September 30,(2002-$3.13 to $17.25 per share)	151,400	6.66	123,150	7.99	116,300	9.34
Exercisable September 30,	151,400	6.66	123,150	7.99	116,300	9.34

Director Plans:

Outstanding October 1,	36,000	$10.76	30,000	$12.07	36,000	$13.02

Granted	6,000	3.55	6,000	4.25	6,000	8.50

Canceled	-	-	-	-	(12,000)	13.02

Exercised	-	-	-	-	-	-

Outstanding September 30,(2002-$3.55 to $18.00 per share)	42,000	9.73	36,000	10.76	30,000	12.07
Exercisable September 30,	30,000	11.83	24,667	12.97	20,000	13.86

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee Directors as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation". Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 2002, 2001 and 2000 been determined consistentwith FAS 123, pro forma net income (loss) and earnings (loss) per share would have been asfollows:

		2002	2001	2000

Net Income (Loss)	- as reported	$244,406	$(662,106)	$(410,604)

	- pro forma	$133,026	$(746,578)	$(472,858)

Net Income (Loss) per share	- as reported	$.20	$(.54)	$(.34)

	- pro forma	$.11	$(.61)	$(.39)

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following weighted-average assumptions were used in the option pricing model for 2002, 2001 and 2000 respectively: a risk free interest rate of 3.0%, 4.0% and 5.7%; an expected life of 6, 6 and 6 years; an expected dividend yield of 0.0%, 0.0% and 1.8%; and a volatility factor of .71, .88 and .38.

6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (648,266 and 614,016 shares in 2002 and 2001 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 5). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

7. INCOME TAXES

A reconciliation of the recovery of income taxes to the statutory Federal income tax rate is as follows:

	2002	2001	2000

Income (Loss) Before Provision for Income Taxes	$261,606	$(1,147,406)	$(834,404)
Statutory rate	34%	34%	34%

	88,946	(390,118)	(283,697)

Surtax Savings	(3,700)	-	-
State and local (recovery of) taxes - net	-	12,300	(18,000)
Permanent differences	16,800	8,500	16,300
Research and development credit - net	(76,900)	(123,000)	(154,200)
Other	(7,946)	7,018	15,797

	$17,200	$(485,300)	$(423,800)

Deferred tax asset (liabilities) consist of the following:

	2002	2001

Current:
Inventories	$7,900	$42,000
Research and development credit carryforward	47,100	-
Accrued liabilities	98,400	125,300
Contribution carryforward	77,600	-

	231,000	167,300
Noncurrent:
Depreciation and amortization	(185,000)	(186,000)
Research and development credit carryforward	623,100	644,700
Contribution carryforward	34,000	119,300

	472,100	578,000

Total	$703,100	$745,300

The contribution and research and development credit carryforwards will begin to expire in 2019.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its contribution and research and development credit carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earning per share.

	2002	2001	2000

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$244,406	$(662,106)	$(410,604)

Shares denominator	1,219,750	1,218,374	1,204,276

Per share amount	$.20	$(.54)	$(.34)

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,218,374	1,204,276

Stock options	21,370	-	-

	1,241,120	1,218,374	1,204,276
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$244,406	$(662,106)	$(410,604)

Per share amount	$.20	$(.54)	$(.34)

9. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. The formula takes into account "Economic Profit" in determining the bonus pool. The bonus distribution is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 2002, 2001 and 2000, the formula produced no distributions.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2002, 2001 and 2000, approximately -0-, $19,102, and $37,992 respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 2002, 2001 and 2000, approximately $7,200, $10,800 and $8,000 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

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

The Company's four business units have a common management team and infrastructure. The indicators and gauges unit has different technologies and customers than the other business units. Therefore, the business units have been aggregated into two reportable segments: 1.) indicators and gauges and 2.) automotive related diagnostic tools and equipment. The Company's management evaluates segment performance based primarily on operating earnings before taxes. Non-operating items such as interest income and interest expense are included in general corporate expenses. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets are included in general corporate expenses. Goodwill amortization is applied to each segment's operating performance.

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

Information by industry segment is set forth below:

Years Ended September 30,	2002	2001	2000

Net Sales
Indicators and Gauges	$1,863,037	$2,239,126	$2,573,469
Automotive Diagnostic Tools and Equipment	10,528,605	13,022,023	15,701,157

	$12,391,642	$15,261,149	$18,274,626

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$329,889	$(10,513)	$447,445
Automotive Diagnostic Tools and Equipment	1,362,539	582,622	1,765,351
General Corporate Expenses	(1,430,822)	(1,719,515)	(2,613,185)
Restructuring Charge	-	-	(434,015)

	$261,606	$(1,147,406)	$(834,404)

The restructuring charge costs relate to the automotive diagnostic tools and equipment segment.

Asset Information :

	Indicators	Automotive	Corporate	Consolidation

2002 - Identifiable Assets	$980,517	$6,563,017	$4,754,848	$12,303,382

2001 - Identifiable Assets	$1,003,668	$7,842,552	$3,331,333	$12,177,553

2000 - Identifiable Assets	$1,213,652	$9,538,127	$3,014,830	$13,766,609

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2002	2001	2000

Revenue:
United States of America	$11,825,716	$14,568,941	$16,970,977
Canada	391,134	516,664	415,703
Other foreign countries	174,792	175,544	887,946

	$12,391,642	$15,261,149	$18,274,626

All export sales to Canada and other foreign countries are made in United States of America Dollars.

13. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
Net Sales
2002	$2,584,817	$3,252,795	$3,513,353	$3,040,677
2001	3,754,296	4,166,399	3,727,618	3,612,836
2000	5,380,619	4,395,783	4,193,247	4,304,977

Gross Profit
2002	1,057,151	1,697,761	1,829,234	1,423,347
2001	1,306,638	1,375,333	1,436,556	1,656,049
2000	2,343,977	1,950,152	1,724,980	1,744,613

Net Income (Loss)
2002	(208,540)	150,971	249,591	52,384
2001	(344,563)	(353,127)	(137,645)	173,229
2000	226,391	(174,447)	(444,857)	(1) (17,691)

Net Income (Loss) per Common Share

Basic
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14
2000	.19	(.15)	(.37)	(.01)

Diluted
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14
2000	.19	(.15)	(.37)	(.01)

(1) The third quarter 2000 includes a pre-tax expense of $434,015 for a restructuring charge.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information as of September 30, 2002 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

_______________________________________________________________________________________

Equity compensation plans approved by security holders	181,400	$7.51	56,200

Equity compensation plans not approved by security holders	-	-	-
Total	181,400		56,200

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

Consolidated Statement of Stockholders' Equity - Years Ended September 30,
2002, 2001 and 2000............................................................F-5

Consolidated Statement of Cash Flows - Years Ended September 30, 2002,
2001 and 2000..................................................................F-6

Notes to Consolidated Financial Statements.....................................F-8

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 15 hereof.

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

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 19th day of December, 2002.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 19th day of December, 2002:

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
James Moreland

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

Robert L. Bauman, Chief Executive Officer

I, Robert L. Bauman, Chief Executive Officer, certify that:

  I have reviewed this annual report on Form 10-K of Hickok Incorporated (the "Registrant");

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ R. L. Bauman

R. L. Bauman

Chief Executive Officer

December 19, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

Gregory M. Zoloty, Vice President, Finance and Chief Financial Officer

I, Gregory M. Zoloty, Vice President, Finance and Chief Financial Officer, certify that:

  I have reviewed this annual report on Form 10-K of Hickok Incorporated (the "Registrant");

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ G. M. Zoloty

G. M. Zoloty

Vice President, Finance and Chief Financial Officer

December 19, 2002

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)

Loan Agreement, dated as of February 28, 2002, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10(a)(1)	Commercial Security Agreement, dated February 28, 2002, by and between Hickok Incorporated (Borrower), Supreme Electronics Corp. (Grantor) and Huntington National Bank.

10(a)(2)	Commercial Guaranty Agreement, dated February 28, 2002, by and between Hickok Incorporated (Borrower), Supreme Electronics Corp. (Guarantor) and Huntington National Bank.

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

The following pages contain the Consolidated Financial Statement Schedules as specified for Item 15(a)(2) of Part IV of Form 10-K.

REPORT OF INDEPENDENT AUDITORS AS TO CONSOLIDATED SCHEDULES

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED(the "Company") as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002, and have issued our report thereon dated November 22, 2002; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 15 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 17, 2002
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           Col. A                    Col. B                   Col.C                    Col. D          Col. E
-----------------------             ----------   -------------------------------     -----------    ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period       Expenses          Accounts        Deductions      of Period
-----------------------------       ----------    ------------     -------------      -----------    ------------
Deducted from Asset Accounts:
                                                  Year Ended September 30, 2000
                                                  ------------------------------

 Reserve for doubtful accounts       $  70,000    $   1,721 (1)      $  7,481 (2)     $    (798)(3)     $  80,000

 Reserve for inventory obsolescence  $ 212,000    $ 462,796          $      -         $ 420,286 (4)     $ 254,510

                                                  Year Ended September 30, 2001
                                                  ------------------------------

 Reserve for doubtful accounts        $  80,000   $    (283)(1)      $     46 (2)     $  36,763 (3)      $ 43,000

 Reserve for inventory obsolescence   $ 254,510   $ 433,574          $      -         $ 596,084 (4)     $  92,000

                                                  Year Ended September 30, 2002
                                                  ------------------------------

 Reserve for doubtful accounts        $  43,000   $     400 (1)      $  2,330 (2)     $    (270)(3)      $ 46,000

 Reserve for inventory obsolescence   $  92,000   $ 348,123          $      -         $ 408,623 (4)      $ 31,500

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

                                               HICKOK INCORPORATED

                                         SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                      Col. B       Col. C        Col. D            Col. E              Col. F
       --------                   ----------   ---------   ---------------   --------------   --------------------
                                                Weighted    Maximum Amount   Average Amount    Weighted Average
                                  Balance at    Average      Outstanding      Outstanding       Interest Rate
Category of Aggregate               End of      Interest     During the        During the        During the
Short-term Borrowings               Period        Rate          Period           Period           Period (3)
------------------------          ----------   ---------   ---------------   --------------   --------------------

                                          Year Ended September 30, 2000
                                          -----------------------------

   Note Payable to Bank (1)       $ 668,000      9.32%       $  975,000        $ 296,850 (2)          9.30%

                                          Year Ended September 30, 2001
                                          -----------------------------

   Note Payable to Bank (1)       $      -       9.01%       $1,093,000        $ 349,208 (2)          9.07%

                                          Year Ended September 30, 2002
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $        -        $       - (2)             -%

(1) Note payable to bank represents borrowings under a revolving credit facility which expires
 February 28, 2003.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the averag