Form 10-K/A
period 2002-09-30
HICKOK INC
filed 2002-12-23
CIK 47307

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

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      ITEM 11. EXECUTIVE COMPENSATION
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    PART IV.

      ITEM 14. CONTROLS AND PROCEDURES
      ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K
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

Fastening control systems are some of the automotive products sold by the Company. The product category resulted from the acquisition of the fastening systems business from Allen-Bradley in February 1994. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners in order to provide high quality joint control and documentation. The equipment and software, especially large networked systems, have historically been sold primarily to General Motors. With the introduction of products such as the pulse tool control and Windows based user station software the Company has begun to expand its customer base to include tool distributors and heavy equipment manufacturers. Recently single spindle air and pulse tool controls, first introduced in 1999, have become an important product grouping that is expanding the Company's penetration into heavy equipment manufacturers.

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

Backlog

At September 30, 2002, the unshipped customer order backlog totaled $1,580,000 in contrast to $1,850,000 at September 30, 2001 and $4,640,000 at September 30, 2000. The decrease in fiscal 2002 is primarily due to lower orders for indicators and gauges of $233,000. The decrease in fiscal 2001 was due to lower orders for indicators and gauges, automotive diagnostic products, and fastening control products.

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

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2002, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $566,000 in 2002, $692,000 in 2001, and $1,304,000 in 2000. Shipments to Canada make up the majority of export sales.

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

PRICES FOR THE YEARS ENDED:

September 30, 2002			September 30, 2001
	HIGH	LOW	HIGH	LOW
First Quarter	4.80	2.45	4.50	3.13
Second Quarter	4.35	3.28	4.36	3.00
Third Quarter	4.29	2.61	4.50	2.61
Fourth Quarter	4.71	3.01	3.48	2.50

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

ITEM 6. SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30

	2002	2001	2000	1999	1998
	(In Thousands of Dollars, except per share amounts)

Net Sales	$12,392	$15,261	$18,275	$18,827	$20,768

Net Income (Loss)	$244	$(662)	$(411)	$(268)	$1,034

Working Capital	$7,720	$7,096	$7,923	$8,473	$8,818

Total Assets	$12,303	$12,178	$13,767	$14,282	$15,047

Long-term Debt	$-0-	$9	$156	$418	$549

Total Stockholders' Equity	$11,231	$10,986	$11,642	$12,110	$12,551

Net Income (Loss) Per Share	$.20	$(.54)	$(.34)	$(.22)	$.86

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$.10	$.15	$.10

Class B	$-0-	$-0-	$.10	$.15	$.10

Stockholders' Equity

Per Share:	$9.21	$9.01	$9.56	$10.09	$10.48

Return on Sales	2.0%	(4.3%)	(2.2%)	(1.4%)	5.0%

Return on Assets	2.0%	(5.4%)	(2.9%)	(1.8%)	7.2%

Return on Equity	2.2%	(6.0%)	(3.5%)	(2.2%)	8.6%

Closing Stock Price	$4.71	$2.50	$4.50	$7.56	$6.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past seventeen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company currently generates approximately 53% of its revenue from designing and manufacturing diagnostic tools for the automotive aftermarket. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles.

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

Internally generated funds in fiscal 2002 were $1,924,625 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $206,534 and debt payments of$37,575. The primary reason for the positive cash flow from operations was net income of $244,406 and the reduction in accounts receivable and inventory. In fiscal 2001 internally generated funds were $1,083,049 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and debt payments of $131,289 and $702,699 respectively. The primary reason for the positive cash flow in fiscal 2001 was the reduction in inventory. In fiscal 2000 internally generated funds were $220,557 and were not adequate to fund the Company's prime non-operating cash requirement consisting of capital expenditures and long-term debt payments of $405,703 and $466,936 respectively. The primary reason for the negative cash flow from operations was the net loss of $410,604 and a $281,144 reduction in accounts payable. The Company expects internally generated funds in fiscal 2003 from operating activities to be adequate to fund approximately $250,000 of capital expenditures and $11,000 due on debt payments. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below)which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, and(c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket.

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

INDEPENDENT AUDITORS' REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

4. LEASES

Operating:
The Company leases a facility and certain equipment under operating leases expiring through September 2005.

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

5. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option planswas $0 (2002), $0 (2001) and $10,350 (2000). All options granted under the Employee Plans are exercisable at September 30, 2002.

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

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2002	Price	2001	Price	2000	Price

Option Shares
Employee Plans:

Outstanding October 1,	123,150	$7.99	116,300	$9.34	106,500	$9.14

Granted	44,300	3.55	32,100	3.13	27,800	5.00

Canceled	(16,050)	8.31	(23,250)	8.46	-	-

Exercised	_____-	-	(2,000)	3.13	(18,000)	2.93

Outstanding September 30,(2002-$3.13 to $17.25 per share)	151,400	6.66	123,150	7.99	116,300	9.34
Exercisable September 30,	151,400	6.66	123,150	7.99	116,300	9.34

Director Plans:

Outstanding October 1,	36,000	$10.76	30,000	$12.07	36,000	$13.02

Granted	6,000	3.55	6,000	4.25	6,000	8.50

Canceled	-	-	-	-	(12,000)	13.02

Exercised	____-	-	____-	-	____-	-

Outstanding September 30,(2002-$3.55 to $18.00 per share)	42,000	9.73	36,000	10.76	30,000	12.07
Exercisable September 30,	30,000	11.83	24,667	12.97	20,000	13.86

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee Directors as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation". Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 2002, 2001 and 2000 been determined consistent with FAS 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

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

Information by industry segment is set forth below:

Years Ended September 30,	2002	2001	2000

Net Sales
Indicators and Gauges	$1,863,037	$2,239,126	$2,573,469
Automotive Diagnostic Tools and Equipment	10,528,605	13,022,023	15,701,157

	$12,391,642	$15,261,149	$18,274,626

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$329,889	$(10,513)	$447,445
Automotive Diagnostic Tools and Equipment	1,362,539	582,622	1,765,351
General Corporate Expenses	(1,430,822)	(1,719,515)	(2,613,185)
Restructuring Charge	-	-	(434,015)

	$261,606	$(1,147,406)	$(834,404)

The restructuring charge costs relate to the automotive diagnostic tools and equipment segment.

Asset Information :

	Indicators	Automotive	Corporate	Consolidation

2002 - Identifiable Assets	$980,517	$6,563,017	$4,759,848	$12,303,382

2001 - Identifiable Assets	$1,003,668	$7,842,552	$3,331,333	$12,177,553

2000 - Identifiable Assets	$1,213,652	$9,538,127	$3,014,830	$13,766,609

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2002	2001	2000

Revenue:
United States of America	$11,825,716	$14,568,941	$16,970,977
Canada	391,134	516,664	415,703
Other foreign countries	174,792	175,544	887,946

	$12,391,642	$15,261,149	$18,274,626

All export sales to Canada and other foreign countries are made in United States of America Dollars.

13. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
Net Sales
2002	$2,584,817	$3,252,795	$3,513,353	$3,040,677
2001	3,754,296	4,166,399	3,727,618	3,612,836
2000	5,380,619	4,395,783	4,193,247	4,304,977

Gross Profit
2002	1,057,151	1,697,761	1,829,234	1,423,347
2001	1,306,638	1,375,333	1,436,556	1,656,049
2000	2,343,977	1,950,152	1,724,980	1,744,613

Net Income (Loss)
2002	(208,540)	150,971	249,591	52,384
2001	(344,563)	(353,127)	(137,645)	173,229
2000	226,391	(174,447)	(444,857)	(1) (17,691)

Net Income (Loss) per Common Share

Basic
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14
2000	.19	(.15)	(.37)	(.01)

Diluted
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14
2000	.19	(.15)	(.37)	(.01)

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

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

_______________________________________________________________________________________

Equity compensation plans approved by security holders	181,400	$7.51	56,200

Equity compensation plans not approved by security holders	___-___	-	___-___
Total	181,400		56,200

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