Form 10-Q
period 2002-12-31
HICKOK INC
filed 2003-02-14
CIK 47307

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002 or

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

Yes X No___

Indicate by check mark whether the Registrant is an accelerated filer ( as defined in Exchange Act Rule 12b-2).

Yes___No X

As of February 13, 2003:  764,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2002	2001
Net Sales
Product Sales	$2,092,344	$2,095,072
Service Sales	355,604	489,745

Total Net Sales	2,447,948	2,584,817

Cost of Product Sold	1,321,800	1,227,147
Cost of Service Sold	214,507	300,519
Product Development	474,529	462,864
Operating Expenses	993,978	917,640
Interest Charges	963	2,228
Other Income	<15,341>	<10,041>

Total Costs and Expenses	2,990,436	2,900,357

Loss before Provision for Income Taxes	<542,488>	<315,540>
Recovery of Income Taxes	<185,000>	<107,000>

Net Loss before cumulative effect of change in accounting principle, net of tax	<357,488>	<208,540>
Cumulative effect of change in accounting for goodwill, net of tax of $536,000	1,038,542	-

Net Loss	$<1,396,030>	$<208,540>

Earnings per Common Share:
Net Loss before cumulative effect of change in accounting principle	$<.29>	$<.17>
Cumulative effect of change in accounting for goodwill	<.85>	-

Net Loss	$<1.14>	$<.17>

Earnings per Common Share Assuming Dilution:
Net Loss before cumulative effect of change in accounting principle	$<.29>	$<.17>
Cumulative effect of change in accounting for goodwill	<.85>	-

Net Loss	$<1.14>	$<.17>

Dividends per Common Share	$-0-	$-0-
See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEETS
	December 31, 2002 (Unaudited)	September 30, 2002 (Note)	December 31, 2001 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,822,328	$2,261,774	$1,715,530
Short-term Investments	1,023,185	-	-
Trade Accounts Receivable-Net	1,480,839	2,420,614	1,935,738
Inventories	3,361,186	3,589,543	3,871,949
Deferred Income Taxes	231,000	231,000	167,300
Prepaid Expenses	76,403	36,691	81,313
Refundable Income Taxes	-	253,000	-

Total Current Assets	7,994,941	8,792,622	7,771,830

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,486,969	1,486,969	1,487,337
Machinery and Equipment	2,650,823	2,634,766	3,050,676

	4,366,881	4,350,824	4,767,102

Less: Allowance for Depreciation	2,984,930	2,888,756	3,212,006

Total Property - Net	1,381,951	1,462,068	1,555,096

Other Assets
Goodwill - Net of Amortization	-	1,574,542	1,658,952
Deferred Income Taxes	1,192,924	472,100	831,000
Deposits	2,050	2,050	2,050

Total Other Assets	1,194,974	2,048,692	2,492,002

Total Assets	$10,571,866	$12,303,382	$11,818,928

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statement

	December 31, 2002 (Unaudited)	September 30, 2002 (Note)	December 31, 2001 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$-
Current Portion of Long-term Debt	1,463	11,334	39,794
Trade Accounts Payable	196,662	374,024	325,950
Accrued Payroll & Related Expenses	196,412	350,039	316,836
Accrued Expenses	96,953	91,416	118,542
Accrued Income Taxes	158,467	175,667	76,717
Accrued Taxes Other Than Income	87,167	70,130	163,263

Total Current Liabilities	737,124	1,072,610	1,041,102

Long-term Debt	-	-	-

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 764,884 shares outstanding excluding 9,586 shares in treasury	764,884	764,884	764,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	998,053	998,053	993,053
Retained Earnings	7,616,939	9,012,969	8,560,023

Total Stockholders' Equity	9,834,742	11,230,772	10,777,826

Total Liabilities and Stockholders' Equity	$10,571,866	$12,303,382	$11,818,928

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Cash received from customers	$3,387,723	$3,840,009
Cash paid to suppliers and employees	<3,019,892>	<2,703,997>
Interest paid	<963>	<2,228>
Interest received	6,823	5,837
Income taxes <paid> refunded	235,976	29,038

Net Cash Provided by Operating Activities	609,667	1,168,659

Cash Flows from Investing Activities:
Capital expenditures	<16,057>	<20,678>
Purchase of short-term investments	<1,023,185>	-

Net Cash Used in Investing Activities	<1,039,242>	<20,678>

Cash Flows from Financing Activities:
Decrease in Long-term liabilities	<9,871>	<9,115>

Net Cash Provided By <Used In> Financing Activities	<9,871>	<9,115>

Net increase <decrease> in cash and cash equivalents	<439,446>	1,138,866

Cash and cash equivalents at beginning of year	2,261,774	576,664

Cash and cash equivalents at end of first quarter	$1,822,328	$1,715,530

See Notes to Consolidated Financial Statements
	2002	2001

Reconciliation of Net Loss to Net Cash Provided by <Used In> Operating Activities:

Net Loss	$<1,396,030>	$<208,540>
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,174	126,123
Cumulative effect of change in accounting for goodwill	1,574,542	-
Deferred income taxes	<720,824>	-
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	939,775	1,255,192
Decrease <Increase> in inventories	228,357	122,398
Decrease <Increase> in prepaid expenses	<39,712>	<30,082>
Decrease <Increase> in refundable income taxes	253,000	44,538
Increase <Decrease> in trade accounts payable	<177,362>	11,787
Increase <Decrease> in accrued payroll and related expenses	<153,627>	<46,997>
Increase <Decrease> in accrued expenses and accrued taxes other than income	22,574	16,740
Increase <Decrease> in accrued income taxes	<17,200>	<122,500>

Total Adjustments	2,005,697	1,377,199

Net Cash Provided by <Used In> Operating Activities	$609,667	$1,168,659

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2002

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

2. Short-term Investments

Investments are considered as held-to-maturity with the cost approximating the market value.

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2002	September 30, 2002	December 31, 2001

Components	$2,037,138	$2,300,401	$2,234,319
Work-in-Process	527,699	558,406	808,341
Finished Product	796,349	730,736	829,289

	$3,361,186	$3,589,543	$3,871,949

The above amounts are net of reserve for obsolete inventory in the amount of $121,388, $31,500 and $179,507 for the periods ended December 31, 2002, September 30, 2002 and December 31, 2001 respectively.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 150,900 Class A shares were outstanding at December 31, 2002 (151,400 shares at September 30, 2002 and 123,150 shares at December 31, 2001) at prices ranging from $3.125 to $17.25 per share. No options were granted during the first quarter of fiscal 2003 and the first quarter fiscal 2002. Options for 500 shares were canceled during the three month period ended December 31, 2002, all outstanding options are exercisable.

No other options were granted, exercised or canceled during the three month period presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares (less 21,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 42,000 Class A shares were outstanding at December 31, 2002 (42,000 shares at September 30, 2002 and 36,000 shares at December 31, 2001) at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 21, 2005.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock plans for both employees and non-employee directors as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation."

Unissued shares of Class A common stock (647,766 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

5. Recently Issued Accounting Pronouncements

In connection with the adoption of the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill as of October 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. The initial impairment test indicated that the carrying values of our reporting units exceeded the corresponding fair values due to prior year losses. The fair values were determined by an asset approach. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying asset and liability classes. The October 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $1,574,542. The $1,038,542 represents an entire write-off of the Company's goodwill as of October 1, 2002, net of $536,000 of related tax benefits, and has been reported as the effect of a change in accounting principle in the accompanying financial statements. The goodwill in our September 30, 2002 financial statements, which included the $1,574,542 described above, was supported by the undiscounted estimated future cash flows of the related operations.

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to October 1, 2002. Our results of operations for the quarter ended December 31, 2001 included amortization expense of $28,155, which affected the net loss by $18,555. Excluding the effect of goodwill amortization, our reported net loss for the first quarter of fiscal 2002 would have been reduced from $208,540 to $189,985 and our diluted net loss per common share would have been reduced from $.17 to $.16 per common share.

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended December 31,
	2002	2001
Basic Loss per Share
Loss available to common stockholders	$<1,396,030>	$<208,540>

Shares denominator	1,219,750	1,219,750

Per share amount	$<1.14>	$<.17>

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,219,750
Stock options	-	-

	1,219,750	1,219,750

Diluted Loss per Share
Loss available to common stockholders	$<1,396,030>	$<208,540>

Per share amount	$<1.14>	$<.17>

Options to purchase 192,900 and 159,150 shares of common stock during the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

7. Segment and Related Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments.

The Company's four business units have a common management team and infrastructure that offer different products and services. The business units have been aggregated into two reportable segments: 1.)indicators and gauges and 2.)automotive related diagnostic tools and equipment.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2002	2001
Net Sales
Indicators and Gauges	$293,900	$435,550
Automotive Diagnostic Tools and Equipment	2,154,048	2,149,267

	$2,447,948	$2,584,817

Loss before Provision for Income Taxes
Indicators and Gauges	$<26,717>	$49,961
Automotive Diagnostic Tools and Equipment	<133,935>	9,349
General Corporate Expenses	<381,836>	<346,695>
Goodwill Amortization	-	<28,155>

	$<542,488>	$<315,540>

Asset Information
Indicators and Gauges	$676,405	$888,209
Automotive Diagnostic Tools and Equipment	4,139,525	4,894,809
Corporate	5,755,936	4,376,958
Goodwill	-	1,658,952

	$10,571,866	$11,818,928

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,355,710	$2,483,757
Canada	61,408	82,481
Other foreign countries	30,830	18,579

	$2,447,948	$2,584,817

All export sales to Canada and other foreign countries are made in United States of America Dollars.

As discussed in Note. 5, the amortization of goodwill was discontinued at the beginning of fiscal 2003 with the adoption of SFAS No. 142. Although goodwill amortization was included in loss before provision for income taxes as general corporate expenses for the quarter ended December 31, 2001, we have adjusted the segment information for fiscal 2002 to present it on a consistent basis with the fiscal 2003 presentation. The fiscal 2002 goodwill amortization expense is now presented on a separate line. Asset information for reported segments was also adjusted and goodwill for fiscal 2002 is presented on a separate line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 2002 through December 31, 2002)
Fiscal 2003 Compared to First Quarter Fiscal 2002
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $293,900 and $435,550 for the first quarter of fiscal 2003 and fiscal 2002, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and through the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the nut running process in assembly plants. Revenue in this segment was $2,154,048 and $2,149,267 for the first quarter of fiscal 2003 and fiscal 2002, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2002 were $2,092,344 versus $2,095,072 for the quarter ended December 31, 2001. The decrease in product sales during the current quarter was volume related due primarily to a decrease in shipment of indicator products offset in part by an increase in sales of automotive diagnostic products and fastening system products. Sales of indicator products declined by approximately $147,000. Sales of automotive diagnostic products and fastening systems products increased in the current quarter by approximately $68,000 and $76,000 respectively. The current level of product sales is expected to increase modestly for the balance of the fiscal year.

Service sales for the quarter ended December 31, 2002 were $355,604 versus $489,745 for the quarter ended December 31, 2001. The decrease was volume related applicable to training related programs subject to customer release dates. The current level of service sales is expected to increase modestly for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2003 was $1,321,800 (63.2% of product sales) as compared to $1,227,147 (58.6% of product sales) in the first quarter of fiscal 2002. The increase in the cost of product sold percentage was due primarily to a change in product mix. The current cost of product sold percentage is anticipated to decrease modestly during the balance of the fiscal year due to product mix and improved plant utilization.

Cost of service sold in the first quarter of fiscal 2003 was $214,507 (60.3% of service sales) as compared to $300,519 (61.4% of service sales) in the first quarter of fiscal 2002. This decrease in the cost of services sold percentage is primarily due to improved sales pricing. The current cost of services sold percentage is anticipated to increase slightly during the balance of the fiscal year.

Product development expenses were $474,529 in the first quarter of fiscal 2003 (22.6% of product sales) as compared to $462,864 (22.1% of product sales) in the first quarter of fiscal 2002.  The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $993,978 (40.6% of total net sales) in the first quarter of 2003 versus $917,640 (35.5% of total net sales) for the same period a year ago. The dollar increase was due primarily to higher sales and marketing expenses applicable to automotive product sales to the aftermarket. The percentage increase was due to the reduction in the level of total sales for the current quarter. The current level of operating expenses is expected to continue for the remainder of the fiscal year.

Interest expense was $963 in the first quarter of fiscal 2003 which compares with $2,228 in the first quarter of fiscal 2002. The decrease was due to a reduction in employees deferred compensation account balances and a decrease in the lease payable balance during the current fiscal quarter. The current level of interest expense is expected to continue for the remainder of fiscal 2003.

Other income increased by $5,300 during the first quarter of fiscal 2003 due to an increase in interest income on short-term investments caused by a positive cash flow from operating activities.

The net loss in the first quarter of fiscal 2003 was $1,396,030 which includes a $1,038,542 charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002. This compares with a net loss of $208,540 in the first quarter of fiscal 2002.

Management anticipates that as a result of current activities and as the economy improves future sales should increase. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

In April 2001 management took steps to reduce non-direct product related expenses throughout the Company. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. Management continues to monitor expenditures for possible cost savings. For the quarter ended December 31, 2002 the Company achieved the savings that were anticipated.

Unshipped customer orders as of December 31, 2002 were $1,229,000 versus $1,741,000 at December 31, 2001. Almost all of the backlog is expected to be shipped by the end of fiscal 2003. As the Automotive aftermarket becomes a more significant element of the Company's business, lower operating backlogs are to be expected. The lower year to year backlog is largely a reflection of this trend and the somewhat lower order rate experienced in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Total current assets were $7,994,941, $8,792,622 and $7,771,830 at December 31, 2002, September 30, 2002 and December 31, 2001, respectively. The increase from December to December is due primarily to the collection of the $253,000 of refundable income taxes.

Working capital as of December 31, 2002 amounted to $7,257,817 as compared with $6,730,728 a year earlier. Current assets were 10.8 times current liabilities and total cash and receivables were 5.9 times current liabilities. These ratios compare to 7.5 and 3.5, respectively, at December 31, 2001.

Internally generated funds during the three months ended December 31, 2002 were $609,667 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $16,057. The primary reason for the positive cash flow from operations was the reduction in accounts receivable. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2003.

Shareholders' equity during the three months ended December 31, 2002 decreased by $1,396,030 which was the net loss during the period.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. At December 31, 2002, the Company had no outstanding balance under this loan facility. The agreement expires in February 2003 and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $5,500,000 and $7,500,000 respectively. Management is currently in negotiation with its financial lender regarding renewal of the facility, and is confident that a facility can be negotiated at acceptable terms.

Critical Accounting Policies

In connection with the adoption of the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill as of October 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. The initial impairment test indicated that the carrying values of our reporting units exceeded the corresponding fair values due to prior year losses. The fair values were determined by an asset approach. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying asset and liability classes. The October 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $1,574,542. The $1,038,542 represents an entire write-off of the Company's goodwill as of October 1, 2002, net of $536,000 of related tax benefits, and has been reported as the effect of a change in accounting principle in the accompanying financial statements. The goodwill in our September 30, 2002 financial statements, which included the $1,574,542 described above, was supported by the undiscounted estimated future cash flows of the related operations.

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to October 1, 2002. Our results of operations for the quarter ended December 31, 2001 included amortization expense of $28,155, which affected the net loss by $18,555. Excluding the effect of goodwill amortization, our reported net loss for the first quarter of fiscal 2002 would have been reduced from $208,540 to $189,985 and our diluted net loss per common share would have been reduced from $.17 to $.16 per common share.

Except for the adoption of SFAS No. 142, our critical accounting policies are as presented in Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended September 30, 2002.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. There were no material changes in the Company's exposure to market risk from September 30, 2002.

ITEM 4: CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included herein:

(11) Statement re: Computation of earnings per share.

b) The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

Robert L. Bauman, Chief Executive Officer

I, Robert L. Bauman, Chief Executive Officer, certify that:

  I have reviewed this quarterly report on Form 10-Q of Hickok Incorporated (the "Registrant");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ R. L. Bauman

R. L. Bauman

Chief Executive Officer

February 13, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

Gregory M. Zoloty, Vice President, Finance and Chief Financial Officer

I, Gregory M. Zoloty, Vice President, Finance and Chief Financial Officer, certify that:

  I have reviewed this quarterly report on Form 10-Q of Hickok Incorporated (the "Registrant");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ G. M. Zoloty

G. M. Zoloty

Vice President, Finance and Chief Financial Officer

February 13, 2003