Form 10-K/A
period 2002-09-30
HICKOK INC
filed 2003-02-24
CIK 47307

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Class A Common Shares, $1.00 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.[X]

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Exchange Act Rule 12b - 2 ).Yes [ ] No[X]

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

Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2002.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Business Experience (1)	Year in which first elected Director

Robert L. Bauman Age: 62	President and Chief Executive Officer of the Company since July, 1993; Chairman of the Company from July, 1993 to May, 2001	1980
T. Harold Hudson Age: 63	President, AAPRA Associates, LLC, (con- sulting firm) since June, 1999; Senior Vice President of Engineering and Design of Six Flags Theme Parks, Inc. for five years prior to June, 1999	1992
James T. Martin Age: 71	Consultant, self employed, since Septem- ber, 1997; President and Chief Executive Officer, Meaden & Moore, Ltd. (regional, Cleveland based CPA firm) for five years prior to September, 1997	1999
Michael L. Miller Age: 61	Partner since January, 1972 of Calfee, Hal- ter & Griswold LLP, the Company’s Legal Counsel	1992
James Moreland Age: 71	Retired, since June, 1994; Senior Engi- neering Executive,Rockwell International, for five years prior to June, 1994	2000
Harry J. Fallon Age: 76	President, Federated Purchaser, Inc. (electronics distributor)	1980 (2)
Janet H. Slade Age: 59	Chairman of the Company since May, 2001; Private Investor for five years prior to May, 2001	1992

(1) Unless otherwise indicated, the principal occupation shown for each of the Company’s Directors has been the principal occupation of such person for at least the past five years.

(2) Mr. Fallon does not intend to stand for re-election to the Board of Directors. The Board has nominated Hugh S. Seaholm, President and Chief Executive Officer of Universal Metal Products, Inc. to be elected at the Annual Meeting of Shareholders.
Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than ten percent of the Company’s Class A Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, Directors, and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5s were required, the Company believes that during the fiscal year ending September 30, 2002 all Section 16(a) filing requirements applicable to its officers, Directors, and greater than ten percent beneficial owners were complied with.

Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

Board Compensation - Fees

For the fiscal year ended September 30, 2002,  Directors who are not also employees of the Company received a reduced annual fee of $750 and a fee of $750 for the first three Board meetings attended for the year. Janet Slade, Chairman of the Board, received an annual fee of $4,300 and a fee of $4,300 for the first three Board meetings of the year. At the September meeting the Board of Directors approved a return to the previous Board fee schedule, effective with that meeting, thus increasing Board and Committee fees to $1,500 for each meeting attended. Annual fees effective with the seating of the Board to be elected at the February 2003 meeting were returned to $1,500 per year. The Chairman of the Board received $8,600 for the September meeting and will receive an $8,600 annual fee along with an $8,600 fee for each meeting next year. Directors who are also employees of the Company receive a fee of $50 for each Board meeting attended.

Outside Directors Stock Option Plan

Under the 2000 Outside Directors Stock Option Plan, the Company automatically grants stock options to members of the Board of Directors who are not employees of the Company to purchase 1,000 Hickok Incorporated Common Shares at the fair market value on February 21, of each year.

Profit Sharing Plan

The Company has a profit sharing plan for all officers and key employees which provides for a fund consisting of 20% of the excess of profits before federal taxes after deducting 10% of the net stockholders' equity at the beginning of the fiscal year, such equity to include the net amount received by the Company during the fiscal year from the sale of common stock or through the exercise of common stock options. The fund is distributable by the Compensation Committee of the Board of Directors, taking into consideration such factors as salary, length of service, and merit, the maximum being 50% of the salary of the distributee. For fiscal years ending September 30, 2002, September 30, 2001 and September 30, 2000,  respectively,  the foregoing formula produced no cash bonus.

The following table sets forth all cash compensation paid or to be paid to, as well as the number of stock option awards granted to the Company’s executive officers whose salary and bonus exceeded $100,000 during each of the last three fiscal years (the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Securities Underlying Options
Robert L. Bauman, President & Chief Executive Officer	2002 2001 2000	$207,083 $209,167 $220,000	0 0 0	10,000 (2) 5,000 (2) 5,000 (2)
Thomas F. Bauman, Vice President, Sales and Marketing (3)	2002 2001 2000	$127,819 $127,500 $110,104	0 0 0	6,000 (2) 4,000 (2) 4,000 (2)
The Named Executive Officers did not receive personal benefits or perquisites during the last fiscal year in excess of the lesser of $50,000 or 10% of their aggregate salary and bonus.

(1) Represents the bonus earned from a profit sharing plan for all officers and key employees.

(2) Represents options to purchase shares of Class A Common Stock.

(3) Appointed an executive officer in 2000.

2002 Option Grants

The following table sets forth certain information relating to a grant of stock options made during the fiscal year ended September 30, 2002 to the Named Executive Officers. Such grant is reflected in the Summary Compensation Table.
Name	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price (per share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term 5% 10%

Robert L. Bauman	10,000	22.6%	$3.55	3/1/12	$ 22,365	$ 56,445
Thomas F. Bauman	6,000	13.5%	$3.55	3/1/12	$ 13,419	$ 33,867

2002 Option Exercises and Year-End Value Table

The following table sets forth stock option information for the individuals named in the Summary Compensation Table. The value of the “in-the-money” options refers to options having an exercise price which is less than the market price of the Company’s stock on September 30, 2002.
			Number of Unexercised Options at September 30, 2002		Value of (1) Unexercised In- the-Money Options at September 30, 2002
Name	Shares Acquired on Exercise	Value Realized	Exercise- able	Unexer- ciseable	Exercise- able	Unexer- ciseable

Robert L. Bauman	- 0 -	- 0 -	34,500	- 0 -	$ 19,525	- 0 -
Thomas F. Bauman	- 0 -	- 0 -	16,000	- 0 -	$ 13,300	- 0 -

(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date or year-end, as the case may be, minus the exercise price.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors reviews the Company’s existing and proposed executive compensation plans and makes determinations concerning such plans and the awards to be made thereunder. The current members of the Committee are James T. Martin and James Moreland, all of whom are non-employee Directors of the Company.
Compensation Philosophy

The Committee believes that, in order to attract, retain and offer appropriate incentives to its key executives, compensation levels of individuals should be comparable to similarly situated companies. The Committee reviews generally available information concerning compensation levels at firms which are generally comparable in terms of industry, size and geography. Certain of these companies may be part of the indices set forth in the Stock Performance Graph contained elsewhere in this Proxy Statement. In addition, prior year earnings, internal projections of future years and other achievements of the Company for the prior fiscal year are factors in determining compensation levels for key executives. The Committee also makes a subjective determination as to the overall success of the Company and the contribution of each individual employee.

In 1993 Congress adopted Section 162 (m) of the Internal Revenue Code which limits the ability of public companies to deduct compensation in excess of $1,000,000 paid to certain executive officers, unless such compensation is "performance based" within the meaning of Section 162 (m). The Committee does not expect the deductibility of any compensation paid to its employees to be affected by Section 162 (m).
Fiscal 2002 Compensation Decisions

Base salaries and bonuses for all of the Company's officers and stock option grants for all key employees, other than Robert L. Bauman, for fiscal 2002 were established by the Committee based on recommendations by Robert L. Bauman. Generally, base salaries were increased as a result of the Committee's review of comparable companies and its subjective determination of the Company's results for fiscal 2001 and each individual ’s particular contribution. No cash bonuses were granted for fiscal 2002 based on a profit sharing plan in place for all officers and key employees. An aggregate of 44,300 options to purchase Class A Common Stock were granted to employees for fiscal 2002.

The compensation arrangements of Robert L. Bauman were determined based on the Committee’s subjective assessment of his performance, based on the Company’s financial condition and success in achieving its strategic objectives. The Committee also considered the responsibilities associated with Robert L. Bauman’s position and the level of compensation provided to Chief Executive Officers at similarly situated companies.
The Compensation Committee of the Board of Directors
James Moreland, Chairman
James T. Martin

STOCK PERFORMANCE GRAPH

The following data compares the value of $100 invested on October 1, 1997 in the Company’s Class A Common Shares, the Nasdaq Composite Index, and the Nasdaq Industrial Index. The Nasdaq Composite Index represents a broad market group in which the Company participates, and the Nasdaq Industrial Index was chosen as having a representative peer group of companies. The total return includes reinvestment of dividends. The comparisons in this graph are not intended to forecast, or be indicative of, possible future performance.

The above graph was prepared using the following data:

SEPTEMBER 30	1997	1998	1999	2000	2001	2002

HICKOK	$ 100	$ 84	$ 93	$ 55	$ 30	$ 57

NASDAQ COMPOSITE	100	100	162	217	89	69

NASDAQ INDUSTRIAL	100	75	117	149	79	68

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The shareholders named in the following table include each executive officer named in the Executive Compensation tables below and those persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Shares of the Company as of January 6, 2003. In addition, this table includes the beneficial ownership of Common Shares by the Directors and Executive Officers of the Company as a group on January 6, 2003.

Title of Class	Name and Business Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Common Shares, $1.00 par value, Class A and B	Janet H. Slade (2) 5862 Briar Hill Drive Solon, Ohio 44139	9,843 Class A (3) 110,762 Class B	1.3% 24.4%
	Gretchen L. Hickok (2) 3445 Park East, Apt. A203 Solon, Ohio 44139	3,834 Class A 115,056 Class B	* 25.3%
	Patricia H. Alpin (2) 7404 Camale Drive Pensacola, Florida 32504	4,994 Class A 118,042 Class B	* 25.9%
	Thomas F. Bauman 10514 Dupont Avenue Cleveland. Ohio 44108	16,800 Class A (4)	2.2%
	Robert L. Bauman 10514 Dupont Avenue Cleveland, Ohio 44108	76,888 Class A (5) 111,006 Class B (6)	9.6% 24.4%
	Koonce Securities, Inc. 6550 Rock Spring Drive Bethesda, Maryland 20817	209,734 Class A (7)	27.4%
	All Directors and Executive Officers as a group (9 persons)	161,331 Class A (8) 221,768 Class B	18.5% 48.8%
* Less than one percent

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be a beneficial owner of a security if he or she has or shares voting or investment power in respect of such security or has the right to acquire beneficial ownership within 60 days. Accordingly, the amounts shown throughout this Form 10-K/A do not purport to represent beneficial ownership, except as determined in accordance with said Rule.

(2) Daughter of the late Robert D. Hickok.

(3) Includes 8,000 Class A Common Shares which Ms. Slade, as a Director, has the right to acquire upon the exercise of immediately exercisable options.

(4) Includes 16,000 Class A Common Shares which Mr. Bauman, as a Named Executive Officer, has the right to acquire upon the exercise of immediately exercisable options.

(5) Excludes 2,720 Class A Common Shares registered in the name of Mr. Bauman’s children, with respect to which Mr. Bauman disclaims any beneficial interest. Includes an aggregate of 34,500 Class A Common Shares which may be acquired by Mr. Bauman upon the exercise of immediately exercisable options. The ownership of 42,388 shares held by the Susan F. Bauman Trust is attributed to Mr. Bauman pursuant to the Securities and Exchange Commission rules.

(6) The ownership of 111,006 shares held by the Robert L.Bauman Trust is attributed to Mr. Bauman pursuant to the Securities and Exchange Commission rules.

(7) Based on a Schedule 13G dated February 14, 2002 filed with the Securities and Exchange Commission.

(8) Includes 106,000 Class A Common Shares which the Directors and the Executive Officers of the Company have the right to acquire upon the exercise of immediately exercisable options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions with management and others which would require disclosure under item 13.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 24th day of February, 2003.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 24th day of February, 2003:

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

  I have reviewed this annual report on Form 10-K/A of Hickok Incorporated (the "Registrant");

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

February 24, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

Gregory M. Zoloty, Vice President, Finance and Chief Financial Officer

I, Gregory M. Zoloty, Vice President, Finance and Chief Financial Officer, certify that:

  I have reviewed this annual report on Form 10-K/A of Hickok Incorporated (the "Registrant");

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

February 24, 2003

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