Form 10-Q
period 2003-03-31
HICKOK INC
filed 2003-05-15
CIK 47307

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

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
Yes X No  __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ___   No  X

As of May 14, 2003 764,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended March 31,	Six months ended March 31,
	2003	2002	2003	2002
Net Sales
Product Sales	$2,430,534	$2,779,386	$4,522,878	$4,874,458
Service Sales	483,222	473,409	838,826	963,154

Total Net Sales	2,913,756	3,252,795	5,361,704	5,837,612

Costs and Expenses
Cost of Product Sold	1,289,301	1,292,589	2,611,101	2,519,736
Cost of Service Sold	276,575	262,445	491,082	562,974
Product Development	504,825	476,330	979,354	939,194
Operating Expenses	1,046,609	1,002,184	2,040,587	1,919,824
Interest Charges	747	1,921	1,710	4,149
Other Income	<18,581>	<10,955>	<33,922>	<20,996>

Total Costs and Expenses	3,099,476	3,024,524	6,089,912	5,924,881

Income <Loss> before Provision for Income Taxes	<185,720>	228,271	<728,208>	<87,269>
Income <Recovery of> Taxes	<63,000>	77,300	<248,000>	<29,700>

Net Income <Loss> before cumulative effect of change in accounting principle, net of tax	<122,720>	150,971	<480,208>	<57,569>

Cumulative effect of change in accounting for goodwill, net of tax of $536,000	-	-	1,038,542	-

Net Income <Loss>	$<122,720>	$150,971	$<1,518,750>	$<57,569>

Earnings per Common Share:
Net Income <Loss> before cumulative effect of change in accounting principle	$<.10>	$.12	$<.39>	$<.05>
Cumulative effect of change in accounting for goodwill	-	-	<.85>	-
Net Income <Loss>	$<.10>	$.12	$<1.24>	$<.05>

Earnings per Common Share Assuming Dilution:
Net Income <Loss> before cumulative effect of change in accounting principle	$<.10>	$.12	$<.39>	$<.05>
Cumulative effect of change in accounting for goodwill	-	-	<.85>	-
Net Income <Loss>	$<.10>	$.12	$<1.24>	$<.05>

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	September 30, 2002 (Note)	March 31, 2002 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$2,682,676	$2,261,774	$2,009,276
Trade Accounts Receivable-Net	1,699,641	2,420,614	1,950,424
Inventories	3,453,809	3,589,543	3,872,712
Deferred Income Taxes	231,000	231,000	167,300
Prepaid Expenses	97,876	36,691	72,342
Refundable Income Taxes	-	253,000	-

Total Current Assets	8,165,002	8,792,622	8,072,054

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,486,969	1,486,969	1,487,337
Machinery and Equipment	2,687,894	2,634,766	3,077,932
	4,403,952	4,350,824	4,794,358

Less: Allowance for Depreciation	3,081,104	2,888,756	3,309,973

Total Property - Net	1,322,848	1,462,068	1,484,385

Other Assets
Goodwill - Net of Amortization	-	1,574,542	1,630,797
Deferred Income Taxes	1,255,924	472,100	831,000
Deposits	2,050	2,050	2,050

Total Other Assets	1,257,974	2,048,692	2,463,847

Total Assets	$10,745,824	$12,303,382	$12,020,286

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2003 (Unaudited)	September 30, 2002 (Note)	March 31, 2002 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$ -	$ -	$ -
Current Portion of Long-term Debt	-	11,334	30,496
Trade Accounts Payable	389,557	374,024	280,757
Accrued Payroll & Related Expenses	293,186	350,039	410,234
Accrued Expenses	159,540	91,416	89,652
Accrued Income Taxes	153,217	175,667	149,167
Accrued Taxes Other Than Income	38,302	70,130	131,183

Total Current Liabilities	1,033,802	1,072,610	1,091,489

Long-term Debt	-	-	-

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 764,884 shares outstanding excluding 9,586 shares in treasury	764,884	764,884	764,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	998,053	998,053	998,053
Retained Earnings	7,494,219	9,012,969	8,710,994

Total Stockholders' Equity	9,712,022	11,230,772	10,928,797

Total Liabilities and Stockholders' Equity	$10,745,824	$12,303,382	$12,020,286

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Cash received from customers	$6,082,677	$7,078,118
Cash paid to suppliers and employees	<5,848,917>	<5,610,554>
Interest paid	<1,710>	<4,149>
Interest received	22,588	11,356
Income taxes <paid> refunded	230,726	24,188

Net Cash Provided by Operating Activities	485,364	1,498,959

Cash Flows from Investing Activities:
Capital expenditures	<53,128>	<47,934>
Purchase of short-term investments	<1,023,185>	-
Sale of short-term investments	1,023,185	-

Net Cash Used in Investing Activities	<53,128>	<47,934>

Cash Flows from Financing Activities:
Decrease in long-term financing	<11,334>	<18,413>

Net Cash Provided By <Used In> Financing Activities	<11,334>	<18,413>

Net increase in cash and cash equivalents	420,902	1,432,612

Cash and cash equivalents at beginning of year	2,261,774	576,664

Cash and cash equivalents at end of second quarter	$2,682,676	$2,009,276

See Notes to Consolidated Financial Statements

	2003	2002

Reconciliation of Net Loss to Net Cash Provided by Operating Activities:

Net Loss	$<1,518,750>	$<57,569>
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	192,348	252,245
Cumulative effect of change in accounting for goodwill	1,574,542	-
Deferred income taxes	<783,824>	-
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	720,973	1,240,506
Decrease <Increase> in inventories	135,734	121,635
Decrease <Increase> in prepaid expenses	<61,185>	<21,111>
Decrease <Increase> in refundable income taxes	253,000	44,538
Increase <Decrease> in trade accounts payable	15,533	<33,406>
Increase <Decrease> in accrued payroll and related expenses	<56,853>	46,401
Increase <Decrease> in accrued expenses and accrued taxes other than income	36,296	<44,230>
Increase <Decrease> in accrued income taxes	<22,450>	<50,050>

Total Adjustments	2,004,114	1,556,528

Net Cash Provided by Operating Activities	$485,364	$1,498,959

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2003	September 30, 2002	March 31, 2002

Components	$2,272,690	$2,300,401	$2,184,863
Work-in-Process	408,518	558,406	851,149
Finished Product	772,601	730,736	836,700

	$3,453,809	$3,589,543	$3,872,712

The above amounts are net of reserve for obsolete inventory in the amount of $210,824, $31,500 and $269,079 for the periods ended March 31. 2003, September 30, 2002 and March 31, 2002 respectively.

3. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 133,900 Class A shares were outstanding at March 31, 2003 (151,400 shares at September 30, 2002 and 167,450 shares at March 31, 2002) at prices ranging from $3.125 to $17.25 per share. Options for 44,300 shares were granted during the three month period ended March 31, 2002 at a price of $3.55 per share, all options are exercisable.  Options for 17,000 shares and 16,050 shares were canceled during the three month periods ended March 31, 2003 and March 31, 2002 respectively, at prices ranging from $3.125 to $17.25 per share. Options for 500 shares were canceled during the three month period ended December  31, 2002 at prices ranging from $3.125 to $3.55 per share.

No other options were granted, exercised or canceled during the three or six month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 42,000 shares (less 30,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 39,000 Class A shares were outstanding at March 31, 2003 (42,000 shares at September 30, 2002 and 42,000 shares at March 31, 2002) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2003 and March 31, 2002, at a price of $3.67 and $3.55 per share respectively. Options for 9,000 shares were canceled during the three month period ended March 31, 2003 at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 21, 2006.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement is intended to encourage more companies to adopt the fair value method of accounting and amends the disclosure requirements of  SFAS No. 123, Accounting for Stock-Based Compensation to require more prominent disclosure in both annual and interim financial statements. For companies that follow the "disclosure only" provisions of  SFAS 123, the new rules are effective in the first calendar quarter of 2003.

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three and six month periods end March 31, 2003 and 2002 respectively: a risk free interest rate of 3.0% and 3.0%; an expected life of 6 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .60 and .89.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended March 31,	Six months ended March 31,
	2003	2002	2003	2002
Net Income <Loss> as reported	$<122,720>	$150,971	$<1,518,750>	$<57,569>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	2,348	119,844	4,644	121,758

Pro forma Net Income <Loss>	$<125,068>	$31,127	$<1,523,394>	$<179,327>

Basic and diluted Income <Loss> per share as reported	$<.10>	$.12	$<1.24>	$<.05>

Pro forma basic and diluted Income <Loss> per share	$<.10>	$.03	$<1.24>	$<.15>

Unissued shares of Class A common stock (627,766 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to October 1, 2002. Our results of operations for the three month and six month periods ended March 31, 2002 included amortization expense of $28,155 and $56,310 respectively, which affected the net income or loss by $18,555 and $37,110 respectively. Excluding the effect of goodwill amortization, our reported net income for the second quarter of fiscal 2002 would have been increased from $150,971 to $169,526 and our diluted net income per common share would have been increased from $.12 to $.14 per common share. The net loss for the six months ended March 31, 2002 excluding the effect of goodwill amortization would have been reduced from $57,569 to $20,459 and our diluted net loss per common share would have been reduced from $.05 to $.02 per common share.

The Company has adopted the disclosure only provisions of SFAS 123 and 148 (see note 3).

5. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,
	2003	2002	2003	2002
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<122,720>	$150,971	$<1,518,750>	$<57,569>

Shares denominator	1,219,750	1,219,750	1,219,750	1,219,750

Per share amount	$<.10>	$ .12	$<1.24>	$ <.05>

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,219,750	1,219,750	1,219,750
Stock options	-	-	-	-
	1,219,750	1,219,750	1,219,750	1,219,750

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<122,720>	$150,971	$<1,518,750>	$<57,569>

Per share amount	$<.10>	$ .12	$ <1.24>	$ <.05>

Options to purchase 172,900 and 209,450 shares of common stock during the second quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the six month period of fiscal 2003 and the six month period of fiscal 2002 options to purchase 172,900 and 209,450 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the options's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2003	2002	2003	2002
Net Revenue
Indicators and Gauges	$307,153	$395,121	$601,053	$830,671
Automotive Diagnostic Tools and Equipment	2,606,603	2,857,674	4,760,651	5,006,941

	$2,913,756	$3,252,795	$5,361,704	$5,837,612

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$<12,501>	$10,426	$<39,218>	$60,387
Automotive Diagnostic Tools and Equipment	227,609	612,989	93,674	622,338
General Corporate Expenses	<400,828>	<366,989>	<782,664>	<713,684>
Goodwill Amortization	-	<28,155>	-	<56,310>

	$<185,720>	$228,271	$<728,208>	$<87,269>

Asset Information
Indicators and Gauges			$761,829	$804,779
Automotive Diagnostic Tools and Equipment			4,310,951	4,965,989
Corporate			5,673,044	4,618,721
Goodwill			-	1,630,797

			$10,745,824	$12,020,286

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,785,963	$3,082,735	$5,141,673	$5,566,492
Canada	64,916	99,601	126,324	182,082
Other foreign countries	62,877	70,459	93,707	89,038

	$2,913,756	$3,252,795	$5,361,704	$5,837,612

All export sales to Canada and other foreign countries are made in United States of America Dollars.

As discussed in Note. 4, the amortization of goodwill was discontinued at the beginning of fiscal 2003 with the adoption of SFAS No. 142. Although goodwill amortization was included in income or loss before provision for income taxes as general corporate expenses for the three months and the six months ended March 31, 2002, we have adjusted the segment information for fiscal 2002 to present it on a consistent basis with the fiscal 2003 presentation. The fiscal 2002 goodwill amortization expense is now presented on a separate line. Asset information for reported segments was also adjusted and goodwill for fiscal 2002 is presented on a separate line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 2003 through March 31, 2003)
Fiscal 2003 Compared to Second Quarter Fiscal 2002
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $307,153 and $395,121 for the second quarter of fiscal 2003 and fiscal 2002, respectively and $601,053 and $830,671 for the first six months of fiscal 2003 and fiscal 2002, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the nut running process in assembly plants. Revenue in this segment was $2,606,603 and $2,857,674 for the second quarter of fiscal 2003 and fiscal 2002, respectively, and $4,760,651 and $5,006,941 for the first six months of fiscal 2003 and fiscal 2002, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2003 were $2,430,534 versus $2,779,386 for the quarter ended March 31, 2002. The 13% decrease in product sales during the current quarter was volume related due primarily to a decrease in shipment of automotive diagnostic products and indicator products. Sales of automotive diagnostic products and fastening system products declined by approximately $198,000 and $64,000 respectively, while indicator product sales declined in the current quarter by approximately $86,000. The current level of product sales is expected to increase modestly for the balance of the fiscal year.

Service sales for the quarter ended March 31, 2003 were $483,222 versus $473,409 for the quarter ended March 31, 2002. The increase was primarily volume related applicable to training related programs invoiced during the current fiscal quarter offset in part by reduced chargeable repair sales. The current level of service sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2003 was $1,289,301 (53.0% of product sales) as compared to $1,292,589 (46.5% of product sales) in the second quarter of fiscal 2002. The increase in the cost of product sold percentage was due primarily to a change in product mix.  The current cost of product sold percentage is anticipated to decrease moderately during the balance of the fiscal year due to product mix and improved plant utilization.

Cost of service sold in the second quarter of fiscal 2003 was $276,575 (57.2% of service sales) as compared to $262,445 (55.4% of service sales) in the second quarter of fiscal 2002. The percentage increase was due to an increase in lower margin sales of training services in the current fiscal quarter.  The current cost of services sold percentage is expected to continue for the balance of the fiscal year.

Product development expenses were $504,825 in the second quarter of fiscal 2003 (20.8% of product sales) as compared to $476,330 (17.1% of product sales) in the second quarter of fiscal 2002. The dollar increase was due primarily to increased labor cost but most of the percentage increase was due to the lower sales volume in the current fiscal quarter compared to the year ago period. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Operating expenses were $1,046,609 (35.9% of total sales) in the second quarter of 2003 versus $1,002,184 (30.8% of total sales) for the same period a year ago. The percentage increase was due primarily to the reduction in the level of total sales for the current fiscal quarter. The dollar increase was due primarily to increased labor cost and higher sales and marketing expenses applicable to automotive product sales to the aftermarket. The current level of operating expenses is expected to continue for the remainder of the fiscal year.

Interest expense was $747 in the second quarter of fiscal 2003 which compares with $1,921 in the second quarter of fiscal 2002. The decrease was due to a reduction in employees deferred compensation account balances and "end of lease" termination during the current fiscal quarter. The current level of interest expense is expected to decrease modestly for the remainder of fiscal 2003.

Other income increased by $7,626 during the second quarter of fiscal 2003 due primarily to an increase in interest income on short-term investments caused by a positive cash flow from operating activities.

The net loss in the second quarter of fiscal 2003 was $122,720 which compares with  net income of $150,971 in the second quarter of fiscal 2002. The net loss was due to lower than expected sales and an unfavorable product mix resulting in decreased gross product margin. Management continues to monitor expenditures for possible cost savings and anticipates improved product mix in the following quarters.

Unshipped customer orders as of March 31, 2003 were $1,685,000 versus $1,909,000 at March 31, 2002. Almost all of the backlog is expected to be shipped by the end of fiscal 2003. The lower backlog is directly attributable to economic difficulties in the aircraft market which directly affects the Company's Indicator segment. The lower year to year backlog is largely a reflection of the lower Indicator backlog along with temporarily lower fastening product backlog which is timing related.

Results of Operations, Six Months Ended March 31, 2003
Compared to Six Months Ended March 31, 2002

Product sales for the six months ended March 31, 2003 were $4,522,878 versus $4,874,458 for the same period in fiscal 2002. The decrease in product sales during the first six months of the current fiscal year was volume related due mostly to lower sales of automotive diagnostic products of $119,000, specifically automotive OEM diagnostic products, coupled with a decline in indicator product sales of $223,000. The current level of product sales is anticipated to increase modestly over the last six months of the fiscal year based on current quote and order levels within the Company's indicators and gauges and automotive product segments.

Service sales for the six months ended March 31, 2003 were $838,826 compared with $963,154 for the same period in fiscal 2002. The current level of service sales is expected to continue for the balance of the fiscal year. The decrease was volume related and primarily caused by lower repair sales.

Cost of product sold was $2,611,101 or (57.7 % of product sales) compared to $2,519,736 (51.7% of product sales) for the six months ended March 31, 2002. This increase in the cost of product sold percentage was due to the difference in product mix.  The cost of product sold percentage is expected to decrease slightly in the second half of the fiscal year due to a more favorable product mix.

Cost of service sold was $491,082 (58.5 % of service sales) compared with $562,974 (58.5% of service sales) for the six months ended March 31, 2002. The dollar decrease was due primarily to lower repair sales for the first six months of the current fiscal year. The current level of  cost of service sold percentage is expected to continue for the second half of the fiscal year.

Product development expenses were $979,354 (21.7% of product sales) compared to $939,194 (19.3% of product sales) for the six months ended March 31, 2002. The dollar increase was due primarily to higher labor costs. The percentage increase was due primarily to lower product sales during the first six months of the current fiscal year. The current level of product development expenditures is expected to continue for the second half of the fiscal year.

Operating expenses were $2,040,587 for the six months ended March 31, 2003 (38.1% of total sales) versus $1,919,824 (32.9% of total sales) for the six months ended March 31, 2002. The dollar increase represents higher sales and marketing and administrative expenses applicable to automotive product sales to the aftermarket. The percentage increase was due primarily to lower net sales during the first six months of the current fiscal year. The current level of operating expenses is expected to continue for the remainder of the fiscal year.

Interest expense was $1,710 for the six months ended March 31, 2003, and $4,149 for the same period in 2002. This decrease was due to a reduction in employees deferred compensation account balances and the "end of lease" termination during the current fiscal year. The current level of interest expense is expected to decrease modestly for the remainder of fiscal 2003.

Other income of $33,922 compares with other income of $20,996 in the same period last year. The increase is due primarily to an increase in interest income on short-term investments caused by positive cash flow from operating activities during the current fiscal year.

The net loss for the six months ended March 31, 2003 was $1,518,750 compared with a net loss of $57,569 for the six months ended March 31, 2002. The net loss in the first half of fiscal 2003 includes a $1,038,542 charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002.

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

Liquidity and Capital Resources

Total current assets were $8,165,002, $8,792,622 and $8,072,054 at March 31, 2003, September 30, 2002 and March 31, 2002, respectively. The increase from March to March is due primarily to the increase in deferred taxes and prepaid expenses. The decrease from September to March is due to a decrease in accounts receivable due primarily to lower sales levels in the current fiscal year.

Working capital as of March 31, 2003 amounted to $7,131,200 as compared with $6,980,565 a year earlier. Current assets were 7.9 times current liabilities and total cash and receivables were 4.2 times current liabilities. These ratios compare to 7.4 and 3.6, respectively, at March 31, 2002.

Internally generated funds during the six months ended March 31, 2003 were $485,364 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $53,128. The primary reason for the positive cash flow from operations was the reduction in accounts receivable. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2003.

Shareholders' equity during the six months ended March 31, 2003 decreased by $1,518,750 which was the net loss during the period.

In February 2003 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2004 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $6,500,000 and $9,000,000 respectively. The Company has had no outstanding balance under this loan facility since May 2001.

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

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to October 1, 2002. Our results of operations for the three month and six month periods ended March 31, 2002 included amortization expense of $28,155 and $56,310 respectively, which affected the net income or net loss by $18,555 and $37,110 respectively. Excluding the effect of goodwill amortization, our reported net income for the second quarter of fiscal 2002 would have been increased from $150,971 to $169,526 and our diluted net income per common share would have increased from $.12 to $.14 per common share. The net loss for the six months ended March 31, 2002 excluding the effect of goodwill amortization would have been reduced from $57,569 to $20,459 and our diluted net loss per common share would have been reduced from $.05 to $.02 per common share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. There were no material changes in the Company's exposure to market risk from September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was originally scheduled for February 19, 2003, but was postponed to obtain a quorum and reconvened on March 5, 2003. The following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,345,291	31,752
T. Harold Hudson	1,350,097	26,946
James T. Martin	1,350,095	26,948
Michael L. Miller	1,350,095	26,948
James N. Moreland	1,350,077	26,966
Hugh S. Seaholm	1,350,077	26,966
Janet H. Slade	1,350,115	26,928

For information on how the votes have been tabulated for the above, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included herein:

10(a) Loan Agreement dated February 28, 2003 by and between the Company and Huntington National Bank.

11 Statement re: Computation of earnings per share.

b) The Company did not file any reports on Form 8-K during the six months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	HICKOK INCORPORATED (Registrant)

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

May 14, 2003

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

May 14, 2003