Form 10-Q
period 2003-06-30
HICKOK INC
filed 2003-08-14
CIK 47307

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2003 or

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
Yes ___   No  X

As of August 13, 2003 764,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2003	2002	2003	2002
Net Sales
Product Sales	$2,392,772	$3,018,233	$6,915,650	$7,892,691
Service Sales	494,884	495,120	1,333,710	1,458,274

Total Net Sales	2,887,656	3,513,353	8,249,360	9,350,965

Costs and Expenses
Cost of Product Sold	1,222,884	1,427,988	3,833,985	3,947,724
Cost of Service Sold	340,020	256,131	831,102	819,105
Product Development	485,027	477,526	1,464,381	1,416,720
Operating Expenses	1,086,913	982,369	3,127,500	2,902,193
Interest Charges	397	1,782	2,107	5,931
Other<Income>Expense	<15,232>	<10,734>	<49,154>	<31,730>

Total Costs and Expenses	3,120,009	3,135,062	9,209,921	9,059,943

Income <Loss> before Provision for Income Taxes	<232,353>	378,291	<960,561>	291,022

Income <Recovery of> Taxes	<78,600>	128,700	<326,600>	99,000

Net Income <Loss> before cumulative effect of change in accounting principle, net of tax	<153,753>	249,591	<633,961>	192,022

Cumulative effect of change in accounting for goodwill, net of tax of $536,000	-	-	1,038,542	-

Net Income <Loss>	$<153,753>	$249,591	$<1,672,503>	$192,022

Earnings per Common Share:
Net Income <Loss> before cumulative effect of change in accounting principle	$<.13>	$.20	$<.52>	$.16
Cumulative effect of change in accounting for goodwill	-	-	<.85>	-
Net Income <Loss>	$<.13>	$.20	$<1.37>	$.16

Earnings per Common Share
Assuming Dilution:
Net Income <Loss> before cumulative effect of change in accounting principle	$<.13>	$.20	$<.52>	$.16
Cumulative effect of change in accounting for goodwill	-	-	<.85>	-
Net Income <Loss>	$<.13>	$.20	$<1.37>	$.16

Dividends per Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	September 30, 2002 (Note)	June 30, 2002 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,357,461	$2,261,774	$2,423,230
Short-term Investments	1,018,000	-	-
Trade Accounts Receivable - Net	1,654,167	2,420,614	2,087,662
Inventories	3,458,409	3,589,543	3,722,137
Deferred Income Taxes	231,000	231,000	167,300
Prepaid Expenses	96,077	36,691	70,541
Refundable Income Taxes	-	253,000	-

Total Current Assets	7,815,114	8,792,622	8,470,870

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,486,969	1,486,969	1,487,337
Machinery and Equipment	2,729,335	2,634,766	3,163,202
	4,445,393	4,350,824	4,879,628

Less: Allowance for Depreciation	3,172,200	2,888,756	3,407,943

Total Property - Net	1,273,193	1,462,068	1,471,685

Other Assets
Goodwill - Net of Amortization	-	1,574,542	1,602,642
Deferred Income Taxes	1,334,524	472,100	831,000
Deposits	2,050	2,050	2,050

Total Other Assets	1,336,574	2,048,692	2,435,692

Total Assets	$10,424,881	$12,303,382	$12,378,247

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2003 (Unaudited)	September 30, ____2002___ (Note)	June 30, 2002 (Unaudited)
Liabilities
Current Liabilities
Current Portion of Long-term Debt	$ -	$11,334	$21,010
Trade Accounts Payable	287,945	374,024	362,903
Accrued Payroll & Related Expenses	204,930	350,039	296,172
Accrued Expenses	163,031	91,416	97,839
Accrued Income Taxes	148,575	175,667	274,867
Accrued Taxes Other Than Income	62,131	70,130	147,068

Total Current Liabilities	866,612	1,072,610	1,199,859

Long-term Debt	-	-	-

Stockholders' Equity
Class A, $1.00 par value; authorized	764,884	764,884	764,884
3,750,000 shares; 764,884 shares outstanding excluding 9,586 shares in treasury

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Contributed Capital	998,053	998,053	998,053
Retained Earnings	7,340,466	9,012,969	8,960,585

Total Stockholders' Equity	9,558,269	11,230,772	11,178,388

Total Liabilities and Stockholders' Equity	$10,424,881	$12,303,382	$12,378,247

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Cash received from customers	$9,015,807	$10,454,233
Cash paid to suppliers and employees	<9,040,416>	<8,478,881>
Interest paid	<2,107>	<5,931>
Interest received	26,586	17,060
Income taxes <paid> refunded	226,084	21,188

Net Cash Provided by Operating Activities	225,954	2,007,669

Cash Flows from Investing Activities:
Capital expenditures	<100,933>	<133,204>
Purchase of short-term investments	<2,069,935>	-
Sale of short-term investments	1,051,935	-

Net Cash Used in Investing Activities	<1,118,933>	<133,204>

Cash Flows from Financing Activities:
Decrease in long-term financing	<11,334>	<27,899>
Net Cash Provided By <Used In> Financing Activities	<11,334>	<27,899>

Net increase <decrease> in cash and cash equivalents	<904,313>	1,846,566

Cash and cash equivalents at beginning of year	2,261,774	576,664

Cash and cash equivalents at end of third quarter	$1,357,461	$2,423,230

See Notes to Consolidated Financial Statements.

	2003	2002

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$<1,672,503>	$192,022

Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation and amortization	288,522	378,370
Cumulative effect of change in accounting for goodwill	1,574,542	-
Deferred income taxes	<862,424>	-
Loss on disposal of assets	1,286	-
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	766,447	1,103,268
Decrease <Increase> in inventories	131,134	272,210
Decrease <Increase> in prepaid expenses	<59,386>	<19,310>
Decrease <Increase> in refundable income taxes	253,000	44,538
Increase <Decrease> in trade accounts payable	<86,079>	48,740
Increase <Decrease> in accrued payroll and related expenses	<145,109>	<67,661>
Increase <Decrease> in accrued expenses	63,616	<20,158>
Increase <Decrease> in accrued income taxes	<27,092>	75,650

Total Adjustments	1,898,457	1,815,647

Net Cash Provided by Operating Activities	$225,954	$2,007,669

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2003

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2003	Sept. 30, 2002	June 30, 2002

Components	$2,334,491	$2,300,401	$2,280,897
Work-in-Process	306,029	558,406	641,408
Finished Product	817,889	730,736	799,832

	$3,458,409	$3,589,543	$3,722,137

The above amounts are net of reserve for obsolete inventory in the amount of $302,685, $31,500 and $355,752 for the periods ended June 30, 2003, September 30, 2002 and June 30, 2002 respectively.

3. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  No options may be granted at a price less than $2.925. Options for 132,900 Class A shares were outstanding at June 30, 2003 (151,400 shares at September 30, 2002 and 167,450 shares at June 30, 2002) at prices ranging from $3.125 to $17.25 per share. Options for 1,000 shares were canceled during the three month period ended June 30, 2003 at prices ranging from $3.125 to $5.00 per share. Options for 17,000 shares and 16,050 shares were canceled during the three month periods ended March 31, 2003 and March 31, 2002 respectively, at prices ranging from $3.125 to $17.25 per share. Options for 500 shares were canceled during the three month period ended December 31, 2002 at prices ranging from $3.125 to $3.55 per share. Options for 44,300 shares were granted during the three month period ended March 31, 2002 at a price of $3.55 per share and all options are exercisable.

No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 42,000 shares (less 30,000 options which were either canceled, expired or unissued)of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 39,000 Class A shares were outstanding at June 30, 2003 (42,000 shares at September 30, 2002 and 42,000 shares at June 30, 2002) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2003 and March 31, 2002, at a price of $3.67 and $3.55 per share respectively. Options for 9,000 shares were canceled during the three month period ended March 31, 2003 at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 21, 2006.

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

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2003 and 2002 respectively: a risk free interest rate of 3.0% and 3.0%; an expected life of 6 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .60 and .89.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended June 30,	Nine months ended June 30,
	2003	2002	2003	2002

Net Income <Loss> as reported	$<153,753>	$249,591	$<1,672,503>	$192,022

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	2,348	2,296	6,992	124,054

Pro forma Net Income <Loss>	$<156,101>	$247,295	$<1,679,495>	$67,968

Basic and diluted Income <Loss> per share as reported	$<.13>	$.20	$<1.37>	$.16

Pro forma basic and diluted Income <Loss> per share	$<.13>	$.20	$<1.38>	$.06

Unissued shares of Class A common stock (626,766 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to October 1, 2002. Our results of operations for the three month and nine month periods ended June 30, 2002 included amortization expense of $28,155 and $84,465 respectively, which affected the net income or loss by $18,555 and $55,665 respectively. Excluding the effect of goodwill amortization, our reported net income for the third quarter of fiscal 2002 would have been increased from $249,591 to $268,146 and our diluted net income per common share would have been increased from $.20 to $.22 per common share. The net income for the nine months ended June 30, 2002 excluding the effect of goodwill amortization would have been increased from $192,022 to $247,687 and our diluted net income per common share would have been increased from $.16 to $.20 per common share.

The Company has adopted the disclosure only provisions of SFAS 123 and 148 (see note 3).

5. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2003	2002	2003	2002
Basic Income <Loss> per Share
Income (Loss) available to common stockholders	$<153,753>	$249,591	$<1,672,503>	$192,022

Shares denominator	1,219,750	1,219,750	1,219,750	1,219,750

Per share amount	$<.13>	$.20	$<1.37>	$.16

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,219,750	1,219,750	1,219,750
Stock options	-	1,969	-	2,201
	1,219,750	1,221,719	1,219,750	1,221,951

Diluted Income <Loss> per Share
Income (Loss) available to common stockholders	$<153,753>	$249,591	$<1,672,503>	$192,022

Per share amount	$<.13>	$.20	$<1.37>	$.16

Options to purchase 171,900 and 181,300 shares of common stock during the third quarter of fiscal 2003 and the third quarter of fiscal 2002, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the nine month period of fiscal 2003 and the nine month period of fiscal 2002 options to purchase 171,900 and 181,300 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Automotive Diagnostic Tools and Equipment
This segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are fastening control products used by large manufacturers to monitor and control pneumatic and electric tools that tighten threaded fasteners so as to provide high quality joint control in assembly plants.

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2003	2002	2003	2002
Net Revenue
Indicators and Gauges	$407,322	$574,919	$1,008,375	$1,405,590
Automotive Diagnostic Tools and Equipment	2,480,334	2,938,434	7,240,985	7,945,375

	$2,887,656	$3,513,353	$8,249,360	$9,350,965

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$14,170	$165,083	$<25,048>	$225,470
Automotive Diagnostic Tools and Equipment	120,939	593,123	214,613	1,215,461
General Corporate Expenses	<367,462>	<351,760>	<1,150,126>	<1,065,444>
Goodwill Amortization	-	<28,155>	-	<84,465>

	$<232,353>	$378,291	$<960,561>	$291,022

Asset Information
Indicators and Gauges			$715,046	$852,030
Automotive Diagnostic Tools and Equipment			4,318,230	4,918,315
Corporate			5,391,605	5,005,260
Goodwill			-	1,602,642

			$10,424,881	$12,378,247

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,769,571	$3,366,674	$7,911,244	$8,933,166
Canada	74,485	110,954	200,809	293,036
Other foreign countries	43,600	35,725	137,307	124,763

	$2,887,656	$3,513,353	$8,249,360	$9,350,965

All export sales to Canada and other foreign countries are made in United States of America Dollars.

As discussed in Note 4, the amortization of goodwill was discontinued at the beginning of fiscal 2003 with the adoption of SFAS No. 142. Although goodwill amortization was included in income or loss before provision for income taxes as general corporate expenses for the three months and the nine months ended June 30, 2002, we have adjusted the segment information for fiscal 2002 to present it on a consistent basis with the fiscal 2003 presentation. The fiscal 2002 goodwill amortization expense is now presented on a separate line. Asset information for reported segments was also adjusted and goodwill for fiscal 2002 is presented on a separate line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Third Quarter (April 1, 2003 through June 30, 2003)
Fiscal 2003 Compared to Third Quarter Fiscal 2002
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $407,322 and $574,919 for the third quarter of fiscal 2003 and fiscal 2002, respectively, and $1,008,375 and $1,405,590 for the first nine months of fiscal 2003 and fiscal 2002, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold both directly to the end user and to the aftermarket using a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the nut running process in assembly plants. Revenue in this segment was $2,480,334 and $2,938,434 for the third quarter of fiscal 2003 and fiscal 2002, respectively, and $7,240,985 and $7,945,375 for the first nine months of fiscal 2003 and fiscal 2002, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2003 were $2,392,772 versus $3,018,233 for the quarter ended June 30, 2002. The decrease in product sales in the current quarter was volume related and due primarily to a decrease in automotive diagnostic product sales of $457,000, specifically OEM diagnostic products of approximately $312,000 and aftermarket products of $145,000. Coupled with this decrease was a decline in indicator product sales of approximately $160,000. The current level of product sales is expected to continue in the fourth quarter of the fiscal year.

Service sales for the quarter ended June 30, 2003 were $494,884 versus $495,120 for the quarter ended June 30, 2002. The current level of service sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2003 was $1,222,884 (51.1% of product sales) as compared to $1,427,988 (47.3% of product sales) in the third quarter of 2002. This increase in the cost of product sold percentage was due to a change in product mix. The current cost of product sold percentage is expected to decrease modestly during the fourth quarter of the fiscal year due to product mix.

Cost of service sold for the quarter ended June 30, 2003 was $340,020 (68.7% of service sales) as compared to $256,131 (51.7% of service sales) in the quarter ended June 30, 2002. The dollar and percentage increase was due to an increase in lower margin sales of training services in the current fiscal quarter. The current cost of services sold percentage is expected to decrease modestly in the fourth quarter of the fiscal year.

Product development expenses were $485,027 in the third quarter of fiscal 2003 (20.2% of product sales) as compared to $477,526 (15.8% of product sales) in the third quarter of fiscal 2002. The dollar increase was due primarily to increased labor cost but the percentage increase was due to the lower product sales volume in the current fiscal quarter compared to the year ago period. The current level of product development expenditures is expected to continue in the fourth quarter of fiscal 2003.

Operating expenses were $1,086,913 (37.6% of total sales) in the third quarter of fiscal 2003 versus $982,369 (28.0% of total sales) for the same period a year ago. The dollar increase was due primarily to increased labor cost and higher sales and marketing expenses applicable to automotive product sales to the aftermarket. The percentage increase was due primarily to the reduction in the level of total sales for the current quarter. The current level of operating expenses is anticipated to continue in the fourth quarter of the fiscal year.

Interest expense was $397 in the third quarter of fiscal 2003, as compared to $1,782 in the third quarter of fiscal 2002. The decrease was due to a reduction in employees deferred compensation account balances and the "end of lease" termination during the current fiscal year. The current level of interest expense is expected to continue in the fourth quarter of fiscal 2003.

Other income increased by $4,498 during the third quarter of fiscal 2003 due primarily to an increase in interest income on short-term investments as a result of positive cash flow from operating activities.

The net loss in the third quarter of fiscal 2003 was $153,753 which compares with net income of $249,591 in fiscal 2002. The net loss was due to lower than expected sales and an unfavorable product mix resulting in lower than expected gross product margin. Management anticipates a modest improvement in gross product margin during the fourth quarter of the fiscal year due to a more favorable product mix.

Unshipped customer orders as of June 30, 2003 were $1,349,000 versus $1,712,000 at June 30, 2002. The Company anticipates that approximately 70% of the backlog will be shipped in the fourth quarter of fiscal 2003. Backlogs in the indicator and automotive diagnostic tools and equipment segments are lower than a year ago by approximately $273,000 and $90,000 respectively. The declines are directly attributable to the continued economic difficulties in both the aircraft and automotive industries.

Results of Operations, Nine Months Ended June 30, 2003
Compared to Nine Months Ended June 30, 2002

Product sales for the nine months ended June 30, 2003 were $6,915,650 versus $7,892,691 for the same period in fiscal 2002. The decrease in product sales during the first nine months of the current fiscal year was volume related due mostly to lower sales of automotive diagnostic products of $690,000, specifically automotive OEM diagnostic products, coupled with a decline in indicator product sales of $392,000. The $690,000 decline in OEM product sales was offset in part by an increase in aftermarket product sales of approximately $101,000. The Company's current forecasting anticipates that product sales for all of fiscal 2003 will be somewhat lower than fiscal 2002 due to lower quote and order levels within the Company's indicator and automotive diagnostic tools and equipment products.

Service sales for the nine months ended June 30, 2003 were $1,333,710 compared with $1,458,274 for the same period in fiscal 2002. The decrease was volume related and primarily caused by lower repair sales. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $3,833,985 (55.4% of product sales) compared with $3,947,724 (50.0% of product sales) for the nine months ended June 30, 2002. The increase in the cost of product sold percentage was due to a change in product mix and lower sales levels in the current year. The cost of product sold percentage is expected to decrease slightly for the balance of the fiscal year.

Cost of service sold was $831,102 (62.3% of service sales) compared with $819,105 (56.2% of service sales) for the nine months ended June 30, 2002. The percentage and dollar increase were due to an increase in lower margin sales of training services and to a lower volume of repair sales in the current year . The current cost of services sold percentage should improve slightly for the balance of the fiscal year.

Product development expenses were $1,464,381 (21.2% of product sales) compared to $1,416,720 (17.9% of product sales) for the nine months ended June 30, 2002. The dollar increase was due primarily to higher labor costs. The percentage increase was due to lower product sales during the first nine months of the current fiscal year. The current level of product development expenditures is expected to continue in the fourth quarter of the fiscal year.

Operating expenses were $3,127,500 for the nine months ended June 30, 2003 (37.9% of total sales) versus $2,902,193 (31.0% of total sales) for the nine months ended June 30, 2002. The dollar increase represents higher sales and marketing and administrative expenses applicable to automotive product sales to the aftermarket. The percentage increase was due primarily to lower net sales during the current fiscal year. The current level of operating expenses is expected to continue in the fourth quarter of the fiscal year.

Interest expense was $2,107 for the nine months ended June 30, 2003, and $5,931 for the same period in 2002. This decrease was due to a reduction in employees deferred compensation account balances and the "end of lease" termination during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2003.

Other income of $49,154 compares with other income of $31,730 in the same period last year. The increase is due primarily to an increase in interest income on short-term investments as a result of positive cash flow from operating activities during the current fiscal year.

The net loss for the nine months ended June 30, 2003 was $1,672,503 which compares with net income of $192,022 for the nine months ended June 30, 2002. The net loss in the first nine months includes a $1,038,542 charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002. The remaining net loss of $633,961 is primarily the result of lower sales due to the economic climate in the aircraft and automotive markets.

Management is aware of two near term opportunities in a market the Company services that, if realized, may have a positive influence on revenues and income. Management also anticipates that as the economy improves sales will increase. Because of the near term opportunities, cost cutting measures have been delayed. Management believes increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $7,815,114, $8,792,622 and $8,470,870 at June 30, 2003, September 30, 2002 and June 30, 2002, respectively. The decrease of approximately $656,000 from June to June is due primarily to a reduction in accounts receivable and inventory of approximately $433,000 and $264,000 respectively. The decrease in accounts receivable and inventory was due primarily to improved collection activities, lower sales volume, and management's emphasis on inventory reductions. The decrease from September 2002 and June 2003 is due primarily to a decrease in accounts receivable and inventory of approximately $766,000 and $131,000 respectively.

Working capital as of June 30, 2003 amounted to $6,948,502. This compares to $7,271,011 a year earlier. Current assets were 9.0 times current liabilities and total cash and receivables were 4.6 times current liabilities. These ratios compare to 7.1 and 3.8, respectively, at June 30, 2002.

Internally generated funds of $225,954 during the nine months ended June 30, 2003 were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $100,933 and long-term debt payments of $11,334. Management believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2003.

Shareholders' equity during the nine months ended June 30, 2003 decreased by $1,672,503 which was the net loss for the period.

In February 2003 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2004 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $6,5000,000 and $9,000,000 respectively and the Company is in compliance with these covenants. The Company had no outstanding balance under this loan facility during the quarter and the nine months ended June 30, 2003.

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

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to October 1, 2002. Our results of operations for the three month and nine month periods ended June 30, 2002 included amortization expense of $28,155 and $84,465 respectively, which affected the net income or net loss by $18,555 and $55,665 respectively. Excluding the effect of goodwill amortization, our reported net income for the third quarter of fiscal 2002 would have been increased from $249,591 to $268,146 and our diluted net income per common share would have increased from $.20 to $.22 per common share. The net income for the nine months ended June 30, 2002 excluding the effect of goodwill amortization would have been increased from $192,022 to $247,687 and our diluted net income per common share would have been increased from $.16 to $.20 per common share.

Except for the adoption of SFAS No. 142, our critical accounting policies are as presented in Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended September 30, 2002.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company.  These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company.  As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements.  These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford and General Motors, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, and (e)the Company's ability to capitalize on market opportunities.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 in ensuring that information required to be disclosed by the Company in the reports it files and submits under  the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included herein: (11) Statement re: Computation of earnings per share; (31.1) Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002; (31.2) Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002; (32.1)  by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; (32.2) Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) On May 14, 2003 the Company filed a Current Report on Form 8-K related to its' Second Quarter Earnings News Release. No other Form 8-K was filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:            August 13, 2003

HICKOK INCORPORATED (Registrant)

/s/R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/G. M. Zoloty
G. M. Zoloty, Chief Financial Officer