Form 10-K
period 2003-09-30
HICKOK INC
filed 2003-12-22
CIK 47307

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Class A Common Shares, $1.00 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Exchange Act Rule 12b - 2 ). Yes [ ] No[X]

As of December 15, 2003, the Registrant had 764,884 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 709,753 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 15, 2003, based on the closing price of $4.45 per Class A Common Share on the Nasdaq Small Cap Market, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $3,158,401. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 18, 2004.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2003.

For the fiscal years ended September 30, 2002 and 2003, Hickok Incoporated had revenues of less than $25,000,000 and less than $25,000,000 in outstanding voting and non-voting common equity held by non-affiliates. As a result, Hickok met the definition of a small business issuer under Regulation S-B and has elected to submit its future periodic reports in accordance with the disclosure requirements for small business issuers under Regulation S-B.

  Table of Contents

    PART I.

      ITEM 1. DESCRIPTION OF BUSINESS
      ITEM 2. DESCRIPTION OF PROPERTIES
       ITEM 3. LEGAL PROCEEDINGS
       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

    PART II.

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
      3. SHORT-TERM FINANCING
      4. LEASES
      5. STOCK OPTIONS
      6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      7. INCOME TAXES
      8. EARNINGS PER COMMON SHARE
      9. EMPLOYEE BENEFIT PLANS
      10. GOODWILL
      11. SEGMENT AND RELATED INFORMATION
      12. QUARTERLY DATA (UNAUDITED)

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE
      ITEM 9A. CONTROLS AND PROCEDURES

    PART III.

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      ITEM 11. EXECUTIVE COMPENSATION
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    PART IV.

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

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past eighteen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment.

By the early 1990's the Company had become dependent on a few large OEM customers for the majority of its business. After recognizing this dependency the Company tried several approaches to expand both its customer base and its product lines utilizing its existing expertise and acquisitions but only had modest success. The Company then determined that it was crucial that it expand its automotive business by designing products and opening sales channels to the automotive aftermarket. In February 1998 the Company added new products and customers within the automotive aftermarket with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Waekon manufactured a variety of testing equipment used by automotive technicians.

In addition, the Company embarked on programs to design tools specifically tailored to the needs of the automotive aftermarket and develop a variety of sales channels to the market. Since the acquisition the Waekon name is used by the Company as a trademark to market its products to technicians in the automotive aftermarket and for certain emission inspection grade equipment it manufactures. Also the name Waekon-Hickok is used as a trademark for higher complexity equipment primarily aimed at automotive service shops as a shop tool. The Hickok brand is used for a family of products that are related to OEM grade tools sold to automotive dealerships and manufacturers.

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

Indicators and Gauges

For over seventy years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 13% of the Company's sales for fiscal 2003 and 15% for fiscal 2002. A new grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters. The Company expects these instruments to have broad appeal in the aircraft retrofit market, a new market for the Company.

Automotive Diagnostic Tools and Equipment

In the mid 1980's the Company began to concentrate on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold both to Ford and to the aftermarket using jobbers, wholesalers and mobile distributors. The Company increased its aftermarket business with the acquisition, in February 1998, of Waekon Industries, a manufacturer of a variety of testing equipment used by automotive technicians. Leveraging on this acquisition, the Company has designed and introduced a number of new products that increased product offerings in the Waekon product line significantly. The acquisition added new distribution resources and new products for the American aftermarket market coverage. Additional distribution resources have been added since the acquisition and the Company now has full North American aftermarket market coverage. The aftermarket currently accounts for approximately 60% of automotive diagnostic and specialty tool sales. In fiscal 2002 it represented approximately 53%. As a whole, automotive diagnostic tools and equipment represented approximately 87% of the Company's sales for fiscal 2003 and 85% for fiscal 2002.

Fastening control systems are some of the automotive products sold by the Company. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners in order to provide high quality joint control and documentation. With the introduction of products such as the pulse tool control and Windows based user station software the Company is expanding its customer base to include tool distributors and heavy equipment manufacturers. Recently single spindle air and pulse tool controls, first introduced in 1999, have become an important product grouping that is expanding the Company's penetration into heavy equipment manufacturers. In addition, the Company has determined that the technology used for these fastening control and documentation systems could have applicability to the automotive service market.

New products are an important part of the marketing package that enables growth in the aftermarket. The Company maintains a substantial engineering staff skilled in electronic and packaging design and in diagnosing vehicle systems. In late fiscal 2002 and in fiscal 2003 the Company introduced six new products. In 2001 the Company determined to use the Waekon brand for products that are primarily expected to sell to individual technicians as well as for certain products specific to emissions inspection testing that were already established in the marketplace. The Company established a new brand, Waekon/Hickok, for products primarily targeted toward shop purchase. The Hickok brand is used for shop type products that concentrate on high-level diagnostic technologies generally single OEM focused. Three products were introduced using the Waekon brand during fiscal 2003. Two products branded Waekon/Hickok and one branded Hickok were also introduced. One of the Waekon products, the COP Probe (Coil on Plug Quick Probe) won the prestigious Motor Magazine Top Twenty Tools Award for 2003.

Packaging, sales collateral for both users and sales channels, and field support have become an important element of the "product packages" the Company offers. In the past several years the Company has increased its skills in these disciplines and now offers greatly enhanced "product packages" as compared to the requirements for OEM sales. The "product packages" include extensive use of the Internet for product technical details, sales support, customer communications, and product registration. During fiscal 2004 the Company will be adding to this capability including business to business capability for representatives and distributors, and several other electronic initiatives designed to enable further penetration of the aftermarket.

NGS is a diagnostic tool primarily used on Ford vehicles to diagnose electronic systems. This unit and software upgrades for the unit represent over 38% of the Company's sales. The Flash Kit, an accessory for the NGS Tester, was introduced in late fiscal 2000. The unit reprograms a Ford automobile's PCM (Powertrain Control Module) which is the "brain" of the car. PCM updates are released periodically by Ford to improve engine performance. Because of Federal mandates, the aftermarket must have access to the same capabilities Ford offers their dealerships. The NGS unit provides aftermarket shops the same capability dealerships have for diagnosing and servicing vehicles. In addition, the Flash kit enables a shop to reprogram a PCM to factory specifications. This capability includes the ability to program transponder keys for security systems on the vehicles. The Company offers a version of NGS to the locksmith industry specifically for this purpose. Recently Ford introduced a new diagnostic tool called VCM that works with the NGS on a new generation of vehicles that uses CAN protocol for the diagnostic link. The Company is currently concluding negotiations with Ford to offer this tool to the automotive aftermarket.

The Company is participating in an emissions program announced by the State of Pennsylvania that will begin installation of equipment in December 2003. The Company will offer products for counties required to perform OBD II inspections and those required to do Visual inspections. In addition, a number of the competitive offerings in this program use a Waekon Gas Cap Tester manufactured by the Company. The OBD II and Visual platforms are the first of this type of product that the Company has introduced. In addition the Company is involved in a program for California that involves measurements of leaks in evaporative emissions systems. While this program is still in its initial stages the Company believes it will proceed and become a substantial market for our products as the program further develops. The Company holds several patents and has submitted for approval of another that the Company believes directly apply to this technically challenging program.

Sources and Availability of Raw Materials

Raw materials essential to the business are acquired from a large number of United States of America manufacturers and some materials are now purchased from European and South East Asian sources. Materials acquired from the electronic components industry include transistors, integrated circuits, resistors, capacitors, switches, potentiometers, micro controllers, and other passive parts. Fabricated metal or plastic parts are generally purchased from local suppliers or manufactured by the Company from raw materials. In general, the required materials are available, if ordered with sufficient lead times, from multiple sources at current prices.

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to certain of its products. The Company does not consider that any one patent or group of patents is material to the conduct of its business as a whole. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service rather than upon its ownership of patents. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that with the growing importance of the automotive aftermarket to its business there is a modest seasonality affecting its revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters. Although there were no such orders in fiscal 2003 certain products can be subject to large order amounts that are dependent upon customer release dates. As a result any seasonality aspect to revenues can be overwhelmed by delivery of these large orders and operating results can fluctuate widely from quarter to quarter. There were several such order completions in fiscal 2001 that had an influence on quarterly results.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

During the fiscal year ended September 30, 2003, sales to Ford and General Motors Corporation accounted for approximately 20% and 8% respectively of the consolidated sales of the Company. This compares with 24% and 9% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors, and the loss of business from either one without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

Backlog

At September 30, 2003, the unshipped customer order backlog totaled $1,522,000 compared to $1,580,000 at September 30, 2002 and $1,850,000 at September 30, 2001. The slight decrease in fiscal 2003 is primarily due to lower orders for indicators and gauges, and fastening control products of $138,000 and $291,000 respectively. The decrease was offset in part by an increase in automotive diagnostic products, specifically, emission products of $362,000. The decrease in fiscal 2002 was primarily due to lower orders for indicators and gauges of $233,000.

Government Contract Renegotiation

No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. The amount of revenue derived from Government contracts is currently minimal and not material.

Competitive Conditions

The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Snap-On, SPX Corporation, Teradyne, and Vetronix which dominate the available market in terms of total sales. With regard to fastening systems products, competition comes both from companies that make the equipment to control fastening tools and from tool makers themselves. Specific companies include Atlas Copco, Cooper Tool, and Stanley. The instrumentation industry is composed primarily of companies that specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

Research and Development Activities

The Company expensed as incurred product development costs of $1,961,901 in 2003, $1,874,858 in 2002 and $2,343,684 in 2001. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2003 was 161 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2003, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $501,000 in 2003, $566,000 in 2002, and $692,000 in 2001. Shipments to Canada make up the majority of export sales.

ITEM 2. DESCRIPTION OF PROPERTIES

As of December 1, 2003 the Company had facilities in the United States of America as shown below:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company as of September 30, 2003. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Vice President of Finance and Chief Financial Officer in May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May 1999. He joined the Company in April 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	63

Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	51

Vice President, Sales and Marketing	Thomas F. Bauman	60

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Hickok has historically operated under informal ethical guidelines, under which the Company's principal executive, financial, and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. The Company is presently working to formalize its guidelines into a written Code of Ethics, which will be formally adopted and made publicly avaiable in early 2004.

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

PRICES FOR THE YEARS ENDED:

September 30, 2003			September 30, 2002
	HIGH	LOW	HIGH	LOW
First Quarter	5.00	3.41	4.80	2.45
Second Quarter	4.60	3.51	4.35	3.28
Third Quarter	4.10	3.40	4.29	2.61
Fourth Quarter	4.25	3.70	4.71	3.01

b) HOLDERS

As of December 15, 2003, there were approximately 382 holders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

The Company has not paid dividends on its Class A and Class B Common Shares since fiscal 2000. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement when borrowings are outstanding. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30

	2003	2002	2001	2000	1999
	(In Thousands of Dollars, except per share amounts)

Net Sales	$11,038	$12,392	$15,261	$18,275	$18,827

Net Income (Loss)	$(1,773)	$244	$(662)	$(411)	$(268)

Working Capital	$6,611	$7,720	$7,096	$7,923	$8,473

Total Assets	$10,380	$12,303	$12,178	$13,767	$14,282

Long-term Debt	$-0-	$-0-	$9	$156	$418

Total Stockholders' Equity	$9,458	$11,231	$10,986	$11,642	$12,110

Net Income (Loss) Per Share	$(1.45)	$.20	$(.54)	$(.34)	$(.22)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$.10	$.15

Class B	$-0-	$-0-	$-0-	$.10	$.15

Stockholders' Equity

Per Share:	$7.75	$9.21	$9.01	$9.56	$10.09

Return on Sales	(16.1%)	2.0%	(4.3%)	(2.2%)	(1.4%)

Return on Assets	(15.6%)	2.0%	(5.4%)	(2.9%)	(1.8%)

Return on Equity	(17.1%)	2.2%	(6.0%)	(3.5%)	(2.2%)

Closing Stock Price	$4.10	$4.71	$2.50	$4.50	$7.56

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past eighteen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company currently generates approximately 60% of its revenue from designing and manufacturing diagnostic tools for the automotive aftermarket. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles.

Approximately ten years ago the Company initiated a strategy to use existing expertise to diversify its customer base and add new products within its various product classes. The strategy has been implemented using acquisitions and modifying the organization to a market orientation.

In February 1998 the Company increased its automotive aftermarket business with the acquisition of Waekon Industries, a privately owned company in Kirkwood, Pennsylvania. Sales of aftermarket products now account for 60% of automotive diagnostic and specialty tool sales, 53% in fiscal 2002. Waekon manufactured a variety of automotive diagnostic equipment and specialty tools used by automotive technicians. The acquisition cost $2,221,302 and was recorded as an asset purchase. Because of its positive reputation in the industry the Waekon name has become the trademark used by the Company to market certain of its products to the automotive aftermarket.

In July 2000 the Company closed its production and sales facility in Kirkwood, Pennsylvania pursuant to a restructuring plan. For the year ended September 30, 2002 the Company achieved the savings that were anticipated from this restructuring. In April 2001 management took steps to reduce non-direct product related expenses throughout the Company by an estimated 20%. The steps included a substantial reduction in personnel and expenditure restrictions in most aspects of the Company's operations. Savings in fiscal 2002 from this reduction were approximately $1,500,000. During this past year it became evident that revenue would be lower than fiscal 2002 and to maintain operating profitability further staff reductions would be necessary. Simultaneously it became evident that the Pennsylvania emissions program, which the Company had been preparing for, would be implemented in early fiscal 2004. Management decided not to reduce expenses during the last half of fiscal 2003 because in their judgment it would have jeopardized the Company's ability to compete effectively in the Pennsylvania and eventually in the California emissions programs.

The timing of order releases in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results, particularly on a quarter-to-quarter basis. Orders for such equipment can be large, are subject to customer release, and may result in substantial variations in quarterly sales and earnings. There were no large orders of this nature in either of the past three fiscal years although previous large orders were completed in fiscal 2001. A reason for this is the Company's efforts in recent years to diversify its customer base. However, in future years the receipt of large orders could result in a significant increase in order levels which may result in substantial variations in quarterly sales and earnings. Any foreign sales are made in United States of America Dollars.

Introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the ongoing success of this business segment. Consequently, expenditures for product development have been and will continue to be significant to the Company's operations. Expenditures for product development were reduced several years ago. Management feels the current levels are adequate to support new product needs.

The Company's order backlog as of September 30, 2003 totaled $1,522,000 as compared to $1,580,000 as of September 30, 2002 and $1,850,000 as of September 30, 2001. The slight decrease in fiscal 2003 is primarily due to lower orders for indicators and gauges and fastening control products of $138,000 and $291,000 respectively. The decrease was offset in part by an increase in automotive diagnostic products, specifically, emissions products of $362,000. The decrease in fiscal 2002 was due primarily to lower orders for indicators and gauges of $233,000. Most of the backlog at September 30, 2003 is expected to be shipped by the end of the current fiscal year.

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

Results of Operations

Sales for the fiscal year ended September 30, 2003 declined to $11,037,946, a decrease of approximately 11% from fiscal 2002 sales of $12,391,642. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $1,200,000. Service sales in fiscal 2003 decreased by approximately $200,000 and the reduction was volume related compared to fiscal 2002. The reduction in product sales occurred in both the indicator and gauges, and the automotive diagnostic equipment segments. The dollar reductions were approximately $400,000 and $800,000 respectively. While an emphasis has been placed on increasing sales in the aftermarket, there was only a slight dollar amount increase during fiscal 2003. Included in the aftermarket are emission products, although sales have remained flat over the past several years it is anticipated this product will see a substantial increase in fiscal 2004. In fiscal 2004 an overall increase in product sales is anticipated by management, with the greatest increase coming from emissions products. Product sales were $9,188,843 in fiscal 2003 compared to $10,365,358 in fiscal 2002. The current level of service revenue is expected to continue for fiscal 2004.

Sales for the fiscal year ended September 30, 2002 were $12,391,642, a decrease of approximately 19% from fiscal 2001 sales of $15,261,149. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $2,800,000. Service sales in fiscal 2002 remained relatively flat compared to fiscal 2001. The reduction in product sales occurred in the automotive diagnostic equipment segment, primarily sales to OEM accounts, as the Company emphasizes its aftermarket business. Aftermarket sales increased by approximately $1,000,000 in fiscal 2002 for several reasons. Sales of emissions products increased by approximately $600,000 and new product introductions of approximately $400,000.

Cost of products sold in fiscal 2003 was $4,997,533 or 54.4% of net product sales compared to $5,247,825 or 50.6% of net product sales, respectively, in fiscal 2002. Cost of products sold during fiscal 2001 was $8,016,562 or 60.7% of net product sales. The increase in the percentage of cost of products sold to product sales between fiscal 2003 and fiscal 2002 was due primarily to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and other markets represent a larger portion of total product sales. The decrease in the percentage of cost of products sold to product sales between fiscal 2002 and fiscal 2001 was due primarily to manufacturing cost reductions and a more favorable product mix. The cost of products sold percentage is expected to decrease slightly in fiscal 2004.

Cost of services sold in fiscal 2003 was $1,114,269 or 60.3% of net service sales compared to $1,136,324 or 56.1% respectively in fiscal 2002. Cost of services sold during fiscal 2001 was $1,470,011 or 71.6% of net service sales. The increase in the cost of services sold as a percentage of net service sales between fiscal 2003 and 2002 was due primarily to a lower sales volume for chargeable repairs. The decrease in the cost of services sold as a percentage of net services sales between fiscal 2002 and 2001 was primarily due to a higher sales volume due to price adjustments for chargeable repairs coupled with cost reductions implemented in April 2001 and lower warranty related costs associated with the automotive diagnostic products. The percentage of cost of services sold relative to net service sales is expected to continue at current levels in fiscal 2004.

Product development expenditures in fiscal 2003 were $1,961,901 or 21.4% of product sales compared to $1,874,858 or 18.1%, respectively, in fiscal 2002. Product development expenditures during fiscal 2001 were $2,343,684 or 17.7% of product sales. The dollar increase between fiscal 2003 and fiscal 2002 was due primarily to increased labor cost while the percentage increase was due to lower product sales volume in the current fiscal year compared to the prior year. Fiscal 2002 benefited from an entire year of cost reductions which were implemented in fiscal 2001. The 20% decrease between fiscal 2002 and fiscal 2001 was due primarily to a full year of expense reductions implemented in April 2001 and efficiency improvements. It is anticipated that the amount spent on product development will increase modestly in fiscal 2004 in order to continue supporting the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket.

Marketing and administrative expenses amounted to $4,216,551 which was 38.2% of net sales in fiscal 2003, $3,894,173 or 31.4% of net sales in fiscal 2002 and $4,570,170, or 29.9% of net sales in fiscal 2001. The dollar increase in fiscal 2003 was due in part to higher labor costs, higher marketing and administrative expenses applicable to automotive product sales, primarily commissions, royalties and promotional expenditures and an expanded sales group. The percentage of sales increase was due primarily to lower net sales during the current fiscal year. Fiscal 2002 benefited from an entire year of cost reductions which were implemented during fiscal 2001.  Expenditures in fiscal 2002 were 15% lower than fiscal 2001 due to lower marketing and administrative expenses as a result of expense reduction measures implemented in April 2001 and to a lesser extent to expenses applicable to the closing of the Kirkwood, Pennsylvania facility in July 2000 offset in part by an increase in commissions and royalties associated with certain aftermarket product sales.  The Company anticipates that marketing and administrative expenses will increase slightly in fiscal 2004.

Interest charges were $3,243 in fiscal 2003 compared with $7,706 in fiscal 2002 and $49,057 in fiscal 2001. The decrease in interest charges in fiscal 2003 compared to fiscal 2002 was due to a reduction in employees deferred compensation balances and "end of lease" termination during the current fiscal year. The decrease in interest charges in fiscal 2002 compared to fiscal 2001 was due to no short-term borrowing requirements during fiscal 2002.

Other income of $49,895 in fiscal 2003 compares with other income of $30,850 in fiscal 2002. The change was primarily due to an increase in interest income on short-term investments as a result of positive cash flow from operating activities during the current fiscal year. Other income of $30,850 in fiscal 2002 compares with other income of $40,929 in fiscal 2001. The change was primarily due to losses on fixed asset disposals in fiscal 2002. Other income in fiscal 2003, 2002 and 2001 consisted primarily of interest income on short-term investments and discounts on purchases.

Income taxes in fiscal 2003 were a negative $471,000 which represents a recovery of income taxes at a 39% effective tax rate.  Income taxes in fiscal 2002 were $17,200 which represents a 6.6% effective tax rate. Income taxes in fiscal 2001 were a negative $485,300 which represents a recovery of income taxes at a 42.3% effective tax rate.  The tax rate in fiscal 2002 was lower than the normal tax rate of 37% due to the utilization of prior years research and development tax credits. The recovery rate in fiscal 2003 and 2001 exceeded the normal tax rate of 37% due to the recognition of both current and prior year research and development tax credits. It is anticipated that the effective tax rate in fiscal 2004 will be consistent with 2003. Management anticipates that future business will generate sufficient taxable income (approximately $3,800,000) during the carryforward period to fully realize the deferred tax benefits. The deferred tax benefits begin to expire in 2019.

The net loss in fiscal 2003 was $1,773,198, or $1.45 per share which was a decrease of $2,017,604 compared with net income of $244,406, or $.20 per share, in fiscal 2002.  The net loss in fiscal 2001 was $662,106, or $.54 per share. The net loss in fiscal 2003 includes a $1,038,542 (net of tax) charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002. The remaining net loss of $734,656 is primarily the result of lower sales due to the economic climate in the aircraft and automotive markets. The change in fiscal 2002 versus fiscal 2001 was primarily due to improved gross product and service margins and cost reduction measures.

Liquidity and Capital Resources

Current assets of $7,533,629 at September 30, 2003 were 8.2 times current liabilities and the total of cash, short-term investments and receivables was 4.4 times current liabilities. These ratios compare to 8.2 and 4.4 respectively at the end of fiscal 2002. Total current assets were down approximately $1,260,000 from the previous year end due primarily to a decrease in accounts receivable, inventory and refundable income taxes of approximately $723,000, $298,000 and $253,000 respectively. The decrease was offset in part by a net increase in cash and short-term investments of approximately $104,000. The decrease in accounts receivable and inventory was due primarily to improved collection activities, lower sales volume, and management's emphasis on inventory reductions.

Working capital at September 30, 2003 was $6,611,140 as compared to $7,720,012 a year ago. The decrease was due primarily to a decrease in accounts receivable, inventory and refundable income taxes of approximately $723,000, $298,000 and $253,000 respectively, offset by a net increase in cash and short-term investments of approximately $104,000 and a reduction in current liabilities of approximately $150,000.

During the fiscal year the Company's business may require an increase in inventory of work-in-process and finished goods in order to meet anticipated delivery schedules. Whenever there may be a requirement to increase inventory in fiscal 2004 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and a $1,000,000 revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

Internally generated funds in fiscal 2003 were $243,857 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $129,976 and debt payments of $11,334. The primary reason for the  positive cash flow from operations was the reductions in accounts receivable and inventory, and the receipt of refundable income taxes. Internally generated funds in fiscal 2002 were $1,924,625 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $206,534 and debt payments of $37,575. The primary reason for the positive cash flow from operations was net income of $244,406 and the reduction in accounts receivable and inventory. In fiscal 2001 internally generated funds were $1,083,049 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and debt payments of $131,289 and $702,699 respectively. The primary reason for the positive cash flow in fiscal 2001 was the reduction in inventory. The Company expects internally generated funds in fiscal 2004 from operating activities to be adequate to fund approximately $240,000 of capital expenditures. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

In February 2003 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2004 and provides for a secured revolving credit facility of $1,000,000 with interest at the prime commercial rate. Throughout fiscal 2003 the Company had no outstanding balance under this loan facility. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $6,500,000 and $9,000,000 respectively. The revolving credit facility is subject to annual review by the Company's lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount can be obtained on acceptable terms.

Off-Balance Sheet Arrangements

Hickok has no off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below)which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford Motor Company, (b) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, and (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, and (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, and (e) the Company's ability to capitalize on market opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $-0- on its revolving credit facility at September 30, 2003, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMEMTARY DATA

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 or Part II of Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As required by SFAS No. 142 and discussed in note 10 to the financial statements, the Company changed its method of accounting for goodwill in 2003.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 26, 2003
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS

	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$1,347,971	$2,261,774
Short-term investments	1,018,000	-
Accounts receivable-less allowance for	1,697,549	2,420,614
doubtful accounts of $124,000 ($46,000, 2002)
Inventories-less allowance for obsolete	3,291,328	3,589,543
inventory of $78,000 ($31,500, 2002)
Deferred income taxes	131,400	231,000
Prepaid expenses	47,381	36,691
Refundable income taxes	-	253,000

Total Current Assets	7,533,629	8,792,622

PROPERTY, PLANT AND EQUIPMENT:
Land	229,089	229,089
Buildings	1,478,629	1,486,969
Machinery and equipment	2,600,444	2,634,766

	4,308,162	4,350,824
Less accumulated depreciation	3,042,178	2,888,756

	1,265,984	1,462,068

OTHER ASSETS:
Goodwill-less accumulated amortization of	-	1,574,542
$-0-($575,545, 2002)
Deferred income taxes	1,578,700	472,100
Deposits	1,750	2,050

	1,580,450	2,048,692

Total Assets	$10,380,063	$12,303,382

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2003	2002

CURRENT LIABILITIES:
Short-term financing	$-	$-
Current portion of capitalized lease payable	-	11,334
Accounts payable	294,216	374,024
Accrued payroll and related expenses	249,051	350,039
Accrued expenses	132,675	91,416
Accrued taxes other than income	89,613	86,997
Accrued income taxes	156,934	158,800

Total Current Liabilities	922,489	1,072,610

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 774,470	764,884	764,884

shares issued
Class B 1,000,000 convertible shares authorized,	454,866	454,866

475,533 shares issued
Contributed capital	1,603,848	1,603,848
Treasury shares - 9,586 Class A shares and 20,667	(605,795)	(605,795)

Class B shares
Retained earnings	7,239,771	9,012,969

Total Stockholders' Equity	9,457,574	11,230,772

Total Liabilities and Stockholders' Equity	$10,380,063	$12,303,382

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2003	2002	2001
NET SALES:
Product sales	$9,188,843	$10,365,358	$13,209,191
Service sales	1,849,103	2,026,284	2,051,958

Total Net Sales	11,037,946	12,391,642	15,261,149

COSTS AND EXPENSES:
Cost of product sold	4,997,533	5,247,825	8,016,562
Cost of services sold	1,114,269	1,136,324	1,470,011
Product development	1,961,901	1,874,858	2,343,684
Marketing and administrative	4,216,551	3,894,173	4,570,170
expenses
Interest charges	3,243	7,706	49,057
Other (income) expense	(49,895)	(30,850)	(40,929)

Total Costs and Expenses	12,243,602	12,130,036	16,408,555

Income (Loss) before Provision for Income Taxes	(1,205,656)	261,606	(1,147,406)
Provision For (Recovery Of)
Income Taxes:
Current	-	(25,000)	(255,200)
Deferred	(471,000)	42,200	(230,100)

	(471,000)	17,200	(485,300)

Income (Loss) before
cumulative effect of change in accounting principle	(734,656)	244,406	(662,106)
Cumulative effect of change
in accounting for goodwill, net of tax of $536,000	(1,038,542)	-	-

Net Income (Loss)	$(1,773,198)	$244,406	$(662,106)

Income (Loss) per Common
share before cumulative effect of change in accounting principle	$(.60)	$.20	$(.54)
Cumulative effect of change
in accounting for goodwill	(.85)	-	-

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(1.45)	$.20	$(.54)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,219,750	1,219,750	1,218,374

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at September	$9,430,669	$762,884	$454,866	$1,599,598	$(605,795)	$11,642,222
30, 2000

Sale of Class A shares	-	2,000	-	4,250	-	6,250
under option
Net Loss	(662,106)	-	-	-	-	(662,106)

Balance at September
30, 2001	8,768,563	764,884	454,866	1,603,848	(605,795)	10,986,366

Net Income	244,406	-	-	-	-	244,406

Balance at September	9,012,969	764,884	454,866	1,603,848	(605,795)	11,230,772
30, 2002

Net Loss	(1,773,198)	-	-	-	-	(1,773,198)

Balance at September	$7,239,771	$764,884	$454,866	$1,603,848	$(605,795)	$9,457,574
30, 2003

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$11,761,011	$13,161,958	$15,090,973
Cash paid to suppliers and employees	(11,793,871)	(11,300,956)	(14,175,409)
Interest paid	(3,243)	(7,706)	(52,828)
Interest received	28,826	26,841	8,803
Income taxes refunded	251,134	44,488	211,510

Net Cash Provided by Operating Activities	243,857	1,924,625	1,083,049

CASH FLOWS FROM INVESTING ACTIVITIES :
Capital expenditures	(129,976)	(206,534)	(131,289)
Change in deposits	300	-	-
Proceeds on sale of assets	1,350	4,594	7,800
Purchase of short-term investments	(2,069,935)	-	-
Sale of short-term investments	1,051,935	-	-

Net Cash Used in Investing Activities	(1,146,326)	(201,940)	(123,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	-	-	1,725,000
Payments on short-term borrowings	-	-	(2,393,000)
Decrease in long-term liabilities	(11,334)	(37,575)	(34,699)
Sale of Class A shares under option	-	-	6,250

Net Cash Provided by (Used in) Financing Activities	(11,334)	(37,575)	(696,449)

Increase (Decrease) in Cash and Cash Equivalents	(913,803)	1,685,110	263,111

Cash and Cash Equivalents at Beginning of Year	2,261,774	576,664	313,553

Cash and Cash Equivalents at End of Year	$1,347,971	$2,261,774	$576,664

See accompanying summary of accounting policies and notes to financial statements.

	2003	2002	2001

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$(1,773,198)	$244,406	$(662,106)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	313,693	468,395	561,399
Cumulative effect of change in
accounting for goodwill	1,574,542	-	-
Loss on disposal of assets	11,017	16,428	991
Deferred income taxes	(1,007,000)	42,200	(230,100)
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	723,065	770,316	(170,176)
Decrease (Increase) in inventories	298,215	404,804	1,865,870
Decrease (Increase) in prepaid expenses	(10,690)	14,540	(16,623)
Decrease (Increase) in refundable income	253,000	44,538	(35,705)
taxes
Increase (Decrease) in accounts payable	(79,808)	59,861	(87,643)
Increase (Decrease) in accrued payroll and	(100,988)	(13,794)	(79,813)
related expenses
Increase (Decrease) in other accrued	43,875	(102,019)	(55,060)
expenses and accrued taxes other than income
Increase (Decrease) in accrued income taxes	(1,866)	(25,050)	(7,985)

Total Adjustments	2,017,055	1,680,219	1,745,155

	$243,857	$1,924,625	$1,083,049
Net Cash Provided by Operating Activities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2003, 2002 AND 2001

1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiaries ("Company") develop and manufacture products used by companies in the transportation industry. Among the products are indicators and gauges sold to companies in aircraft and locomotive markets. On a much larger scale, the Company manufactures diagnostic equipment used by automotive technicians to test the various electronic systems in automobiles. Also within the automotive segment, the Company manufactures equipment to control the nut running process in assembly plants. The Company serves the automotive, locomotive and general aviation markets predominately in North America. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

Product Classes	2003	2002	2001

Automotive Test Equipment	78.5%	76.8%	68.3%
Fastening Systems	5.8	5.5	13.9
Indicating Instruments	13.0	15.1	14.7
Other Product Classes	2.7	2.6	3.1

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise 38% of outstanding receivables at September 30, 2003 (40% in 2002). Sales to two customers approximated $2,200,000 and $840,000 (2003),$3,000,000 and $1,100,000 (2002), $5,100,000 and $1,900,000 (2001). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

The Company records sales as manufactured items are shipped to customers. Revenue from development contracts represent agreements to provide training related programs to technicians and engineers and are recorded as service revenue. Revenue from these contracts is recognized as agreed upon milestones are achieved. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2003.

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2003 amounted to $1,393,127.

Short-term Investments :
Investments are comprised of short-term corporate notes, are considered as held-to-maturity and are carried at cost, which approximates the market value.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2003	2002

Raw materials and component parts	$2,287,708	$2,300,401
Work-in-process	330,299	558,406
Finished products	673,321	730,736

	$3,291,328	$3,589,543

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

Depreciation, including depreciation on capitalized leases, amounted to $313,693(2003), $355,830 (2002), and $437,955 (2001).

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

Intangible Assets :
Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. Prior to adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company amortized goodwill on a straight-line basis over 15 to 20 years. Amortization of intangibles amounted to $-0- (2003), $112,565 (2002) and $123,444 (2001).

Shipping and Handling Costs :
Shipping and handling costs are classified as cost of product sold.

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $143,496 (2003), $135,724 (2002) and $214,650 (2001).

Income Taxes :
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 8.

Adoption of New Accounting Standards :
In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with its' provisions. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002. Additional information is disclosed in note 10. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement is intended to encourage more companies to adopt the fair value method of accounting and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation to require more prominent disclosure in both annual and interim financial statements. The Company follows the "disclosure only" provisions of SFAS No. 123, thus the adoption of SFAS No. 148 in March 2003 did not affect the Company's results of operations, financial position or liquidity. Pro forma information is presented in note 5.

In August 2001, The Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121. The Company adopted the provisions of SFAS No. 144 effective October 1, 2002. The adoption of SFAS No. 144 did not impact the Company's results of operations, financial position or liquidity.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan for activities initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. During 2003, the Company had no exit or disposal activities.

In April 2003, The Financial Accounting Standards Board issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues, which will continue to be applied in accordance with their respective dates. Upon adoption of SFAS No. 149 the Company had no derivatives, thus no impact on our consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company has no financial instruments with characteristics of both liabilities and equity, thus the July 1, 2003 adoption of the provisions of SFAS No. 150 did not affect the Company's results of operations, financial position or liquidity.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. Interpretation No.45 supersedes  Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others, and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company adopted Interpretation No. 45 in the first quarter of fiscal 2003. Upon adoption of Interpretation No. 45 the Company did not have any guarantees other than product warranties, including indirect guarantees of indebtedness of others, thus no impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation addresses the consolidation of variable interest entities, more commonly referred to as special purpose entities. The interpretation immediately applies to entities created after January 31, 2003, and after July 1, 2003 for existing variable interest entities. The Company has no variable interest entities, thus the July 1, 2003 adoption of the provisions of Interpretation No. 46 did not affect the Company's results of operations, financial position or liquidity.

Reclassifications :
Certain prior year amounts have been reclassified to conform with current year presentation.

3. SHORT-TERM FINANCING

The Company has a secured credit agreement of $1,000,000 with its financial lender. The agreement expires in February 2004 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $6,500,000 and $9,000,000 respectively. The Company had no borrowings under this loan facility during the years ended September 30, 2003 and 2002. The Company is in compliance with its loan covenants. At September 30, 2003 the Company had a $700,000 standby letter of credit outstanding which expired on October 15, 2003.

4. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through March 2006.

The Company's minimum commitments under operating leases are as follows:

2004	$25,221
2005	18,129
2006	5,012

Total	$48,362

Rental expense under these commitments was $41,198 (2003), $49,492 (2002) and $68,362 (2001).

Capital :
During 2000, the Company purchased equipment under a capital lease  obligation, replacingequipment purchased in 1997. The obligation was payable in monthly installments of $3,344 including interest at 8.0% per year until February 2003. The total capital lease obligation payable included $44,954 remaining on the equipment purchased in 1997. The final lease payment was made on January 31, 2003. Interest expense on this lease obligation amounted to $545 during fiscal 2003.

A facility held under a capital lease has a net book value of $0 at September 30, 2003. Future minimum lease payments which extend through 2061 are immaterial.

5. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $0 for fiscal years ended September 30, 2003, 2002 and 2001. All options granted under the Employee Plans are exercisable at September 30, 2003.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 39,000 shares (less 33,000 options which were either canceled, expired or unissued) of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 21, 2006.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2003	Price	2002	Price	2001	Price

Option Shares
Employee Plans:

Outstanding October 1,	151,400	$6.66	123,150	$7.99	116,300	$9.34

Granted	-	-	44,300	3.55	32,100	3.13

Canceled	(21,500)	7.10	(16,050)	8.31	(23,250)	8.46

Exercised	-	-	-	-	(2,000)	3.13

Outstanding September 30,(2003-$3.13 to $17.25 per share)	129,900	6.58	151,400	6.66	123,150	7.99
Exercisable September 30,	129,900	6.58	151,400	6.66	123,150	7.99

Director Plans:

Outstanding October 1,	42,000	$9.73	36,000	$10.76	30,000	$12.07

Granted	6,000	3.67	6,000	3.55	6,000	4.25

Canceled	(9,000)	10.49	-	-	-	-

Exercised	-	-	-	-	-	-

Outstanding September 30,(2003-$3.55 to $18.00 per share)	39,000	8.62	42,000	9.73	36,000	10.76
Exercisable September 30,	28,000	10.61	30,000	11.83	24,667	12.97

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

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for 2003, 2002 and 2001 respectively: a risk free interest rate of 3.0%, 3.0% and 4.0%; an expected life of 6, 6 and 6 years; an expected dividend yield of 0.0%, 0.0% and 0.0%; and a volatility factor of .60, .71 and .88. The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 2003, 2002 and 2001 been determined consistent with FAS 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

		2003	2002	2001

Net Income (Loss)	- as reported	$(1,773,198)	$244,406	$(662,106)

Deduct: Total stock based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects		9,340	111,380	84,472

	- pro forma	$(1,782,538)	$133,026	$(746,578)

Net Income (Loss) per share	- as reported	$(1.45)	$.20	$(.54)

	- pro forma	$(1.46)	$.11	$(.61)

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (623,766 and 648,266 shares in 2003 and 2002 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 5). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

7. INCOME TAXES

A reconciliation of the recovery of income taxes to the statutory Federal income tax rate is as follows:

	2003	2002	2001

Income (Loss) Before Provision for Income Taxes	$(1,205,656)	$261,606	$(1,147,406)
Statutory rate	34%	34%	34%

	(409,923)	88,946	(390,118)

Surtax Savings	-	(3,700)	-
State and local taxes - net	-	-	12,300
Permanent differences	10,800	16,800	8,500
Research and development credit - net	(62,300)	(76,900)	(123,000)
Other	(9,577)	(7,946)	7,018

	$(471,000)	$17,200	$(485,300)

Deferred tax asset (liabilities) consist of the following:

	2003	2002

Current:
Inventories	$31,200	$7,900
Research and development credit carryforward	-	47,100
Bad debts	42,200	15,600
Accrued liabilities	58,000	82,800
Contribution carryforward	-	77,600

	131,400	231,000
Noncurrent:
Depreciation and amortization	275,600	(185,000)
Research and development credit carryforward	778,400	623,100
Net operating loss carryforward	395,600	-
Contribution carryforward	129,100	34,000

	1,578,700	472,100

Total	$1,710,100	$703,100

The Company has available a net operating loss carryforward of approximately $1,160,000 and a contribution carryforward of approximately $380,000. The net operating loss, contribution and research and development credit carryforwards will begin to expire in 2019.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss, contribution and research and development credit carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earning per share.

	2003	2002	2001

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$(1,773,198)	$244,406	$(662,106)

Shares denominator	1,219,750	1,219,750	1,218,374

Per share amount	$(1.45)	$.20	$(.54)

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,219,750	1,218,374

Stock options	-	21,370	-

	1,219,750	1,241,120	1,218,374
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$(1,773,198)	$244,406	$(662,106)

Per share amount	$(1.45)	$.20	$(.54)

9. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. The formula takes into account "Economic Profit" in determining the bonus pool. The bonus distribution is determined by the Compensation Committee of the Board of Directors after considering such factors as salary, length of service and merit. The maximum individual distribution is 50% of the distributee's salary. For fiscal years ended September 30, 2003, 2002 and 2001, the formula produced no distributions.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2003, 2002 and 2001, approximately $-0-, $-0-, and $19,102 respectively, were contributed to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 2003, 2002 and 2001, approximately $9,600, $7,200 and $10,800 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

10. GOODWILL

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

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to October 1, 2002. The following table provides a reconciliation of the reported net income (loss) available to common shareholders to an adjusted income (loss) before cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been adopted as of October 1, 2000:

	2003	2002	2001

Net Income (Loss):
Reported Net Income (Loss)	$(1,773,198)	$244,406	$(662,106)
Add back: goodwill amortization and impairment, net of tax	1,038,542	74,265	74,491

Adjusted Net Income (Loss)	$(734,656)	$318,671	$(587,615)

Shares denominator	1,219,750	1,219,750	1,218,374

Basic Income (Loss) per Share:
Reported Basic Income (Loss) per Share	$(1.45)	$.20	$(.54)
Add back: goodwill amortization and impairment, net of tax	.85	.06	.06

Adjusted Basic Income (Loss) per Share	$(.60)	$.26	$(.48)

Effect of Dilutive Securities:
Average shares outstanding	1,219,750	1,219,750	1,218,374
Stock options	-	21,370	-

	1,219,750	1,241,120	1,218,374
Diluted Income (Loss) Per Share:
Reported Diluted Net Income (Loss) per Share	$(1.45)	$.20	$(.54)
Add back: goodwill amortization and impairment, net of tax	.85	.06	.06

Adjusted Diluted Income (Loss) per Share	$(.60)	$.26	$(.48)

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

Information by industry segment is set forth below:

Years Ended September 30,	2003	2002	2001

Net Sales
Indicators and Gauges	$1,428,575	$1,863,037	$2,239,126
Automotive Diagnostic Tools and Equipment	9,609,371	10,528,605	13,022,023

	$11,037,946	$12,391,642	$15,261,149

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$31,044	$336,555	$(3,847)
Automotive Diagnostic Tools and Equipment	285,569	1,468,438	688,847
General Corporate Expenses	(1,522,269)	(1,430,822)	(1,719,515)
Goodwill Amortization	-	(112,565)	(112,891)

	$(1,205,656)	$261,606	$(1,147,406)

Asset Information :

Years Ended September 30,	2003	2002	2001

Identifiable Assets
Indicators and Gauges	$771,108	$924,961	$941,446
Automotive Diagnostic Tools and Equipment	4,174,295	5,044,031	6,217,667
Corporate	5,434,660	4,759,848	3,331,333
Goodwill	-	1,574,542	1,687,107

	$10,380,063	$12,303,382	$12,177,553

As discussed in note 10, the amortization of goodwill was discontinued at the beginning of fiscal 2003 with the adoption of SFAS No. 142. Goodwill impairment recognized in the first quarter of fiscal 2003 amounted to $55,556 for the indicators and gauges segment and $1,518,986 for the automotive diagnostic tools and equipment segment. Although goodwill amortization was included in income or loss before provision for income taxes by segment for fiscal 2002 and 2001, we have adjusted the segment information for fiscal 2002 and 2001 to present it on a consistent basis with the fiscal 2003 presentation. The fiscal 2002 and 2001 goodwill amortization expense is now presented on a separate line. Asset information for reported segments was also adjusted and goodwill for fiscal 2002 and 2001 is presented on a separate line.

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2003	2002	2001

Revenue:
United States of America	$10,536,829	$11,825,716	$14,568,941
Canada	263,934	391,134	516,664
Other foreign countries	237,183	174,792	175,544

	$11,037,946	$12,391,642	$15,261,149

All export sales to Canada and other foreign countries are made in United States of America Dollars.

12. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
Net Sales
2003	$2,447,948	$2,913,756	$2,887,656	$2,788,586
2002	2,584,817	3,252,795	3,513,353	3,040,677
2001	3,754,296	4,166,399	3,727,618	3,612,836

Gross Profit
2003	911,641	1,347,880	1,324,752	1,341,871
2002	1,057,151	1,697,761	1,829,234	1,423,347
2001	1,306,638	1,375,333	1,436,556	1,656,049

Income (Loss) before cumulative effect of change in accounting principle
2003	(357,488)	(122,720)	(153,753)	(100,695)
2002	(208,540)	150,971	249,591	52,384
2001	(344,563)	(353,127)	(137,645)	173,229

Net Income (Loss)
2003	(1)(1,396,030)	(122,720)	(153,753)	(100,695)
2002	(208,540)	150,971	249,591	52,384
2001	(344,563)	(353,127)	(137,645)	173,229

Income (Loss) per Common Share before cumulative effect of change in accounting principle

Basic
2003	(.29)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14

Diluted
2003	(.29)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14

Net Income (Loss) per Common Share

Basic
2003	(1.14)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14

Diluted
2003	(1.14)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05
2001	(.28)	(.29)	(.11)	.14

(1) The first quarter 2003 includes a $1,038,542 charge from a change in accounting for goodwill, net of tax of $536,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

Hickok has historically operated under informal ethical guidelines, under which the Company's principal executive, financial, and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. The Company is presently working to formalize its guidelines into a written Code of Ethics, which will be formally adopted and made publicly avaiable in early 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information as of September 30, 2003 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	157,900	$7.30	47,200

Equity compensation plans not approved by security holders	-	-	-
Total	157,900		47,200

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

(b) On August 14, 2003 the Company filed a Current Report on Form 8-K related to its' Third Quarter Earnings News Release. No other Form 8-K was filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 19th day of December, 2003.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 19th day of December, 2003:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Vice President and Chief Financial Officer
Gregory M. Zoloty	(Principal Financial and Accounting Officer)

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ James Moreland	Director
James Moreland

/s/ Hugh S. Seaholm	Director
Hugh S. Seaholm

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)

Loan Agreement, dated as of February 28, 2003, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

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

11	Computation of Net Income Per Common Share.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2003 and 2002, and for each of the three years in the period ended September 30, 2003, and have issued our report thereon dated November 26, 2003; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Item 15 (a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 17, 2003
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           Col. A                    Col. B                   Col.C                    Col. D          Col. E
-----------------------             ----------   -------------------------------     -----------    ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period       Expenses          Accounts        Deductions      of Period
-----------------------------       ----------    ------------     -------------      -----------    ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2001
                                                  ------------------------------

 Reserve for doubtful accounts       $  80,000    $   (283) (1)      $    46 (2)     $    36,763(3)    $  43,000

 Reserve for inventory obsolescence  $ 254,510    $ 433,574          $      -        $   596,084(4)    $  92,000

                                                  Year Ended September 30, 2002
                                                  ------------------------------

 Reserve for doubtful accounts        $ 43,000    $     400(1)       $  2,330 (2)     $    (270) (3)    $ 46,000

 Reserve for inventory obsolescence   $ 92,000    $ 348,123          $      -         $ 408,623  (4)    $ 31,500

                                                  Year Ended September 30, 2003
                                                  ------------------------------

 Reserve for doubtful accounts        $  46,000   $ 132,484 (1)      $ 14,211 (2)     $  68,695 (3)     $124,000

 Reserve for inventory obsolescence   $  31,500   $ 361,506          $      -         $ 315,006 (4)     $ 78,000

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

                                               HICKOK INCORPORATED

                                         SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                      Col. B       Col. C        Col. D            Col. E              Col. F
       --------                   ----------   ---------   ---------------   --------------   --------------------
                                                Weighted    Maximum Amount   Average Amount    Weighted Average
                                  Balance at    Average      Outstanding      Outstanding       Interest Rate
Category of Aggregate               End of      Interest     During the        During the        During the
Short-term Borrowings               Period        Rate          Period           Period           Period (3)
------------------------          ----------   ---------   ---------------   --------------   --------------------

                                          Year Ended September 30, 2001
                                          -----------------------------

   Note Payable to Bank (1)       $       -      9.01%       $1,093,000        $ 349,208 (2)          9.30%

                                          Year Ended September 30, 2002
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $       -        $        - (2)             -%

                                          Year Ended September 30, 2003
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $        -        $       - (2)             -%

(1) Note payable to bank represents borrowings under a revolving credit facility which expires
 February 28, 2004.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.