Form 10QSB
period 2003-12-31
HICKOK INC
filed 2004-02-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____ .

Commission File No. 0-147

HICKOK INCORPORATED
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code	(216) 541-8060

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

As of February 11, 2004:  764,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2003	2002
Net Sales
Product Sales	$3,176,314	$2,092,344
Service Sales	394,095	355,604

Total Net Sales	3,570,409	2,447,948

Cost of Product Sold	1,631,486	1,321,800
Cost of Service Sold	216,644	214,507
Product Development	507,349	474,529
Marketing and Administrative Expenses	969,875	993,978
Interest Charges	504	963
Other Income	<16,159>	<15,341>

Total Costs and Expenses	3,309,699	2,990,436

Income <Loss> before Provision for Income Taxes	260,710	<542,488>

Provision for <Recovery of> Income Taxes	88,700	<185,000>

Net Income <Loss> before cumulative effect of change in accounting principle, net of tax	172,010	<357,488>

Cumulative effect of change in accounting for goodwill, net of tax of $536,000	-	1,038,542

Net Income <Loss>	$172,010	$<1,396,030>

Earnings per Common Share:
Net Income <Loss> before cumulative effect of change in accounting principle	$.14	$<.29>

Cumulative effect of change in accounting for goodwill	-	<.85>

Net Income <Loss>	$.14	$<1.14>

Earnings per Common Share Assuming Dilution:
Net Income <Loss> before cumulative effect of change in accounting principle	$.14	$<.29>

Cumulative effect of change in accounting for goodwill	-	<.85>

Net Income <Loss>	$.14	$<1.14>

Dividends per Common Share	$-0-	$-0-
See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEETS
	December 31, 2003 (Unaudited)	September 30, 2003 (Note)	December 31, 2002 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$2,123,844	$1,347,971	$1,822,328
Short-term Investments	-	1,018,000	1,023,185
Trade Accounts Receivable-Net	1,986,559	1,697,549	1,480,839
Inventories	3,825,764	3,291,328	3,361,186
Deferred Income Taxes	131,400	131,400	231,000
Prepaid Expenses	161,707	47,381	76,403
Refundable Income Taxes	-	-	-

Total Current Assets	8,229,274	7,533,629	7,994,941

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,478,629	1,478,629	1,486,969
Machinery and Equipment	2,623,163	2,600,444	2,650,823

	4,330,881	4,308,162	4,366,881

Less: Allowance for Depreciation	3,117,794	3,042,178	2,984,930

Total Property - Net	1,213,087	1,265,984	1,381,951

Other Assets
Goodwill - Net of Amortization	-	-	-
Deferred Income Taxes	1,578,700	1,578,700	1,192,924
Deposits	1,750	1,750	2,050

Total Other Assets	1,580,450	1,580,450	1,194,974

Total Assets	$11,022,811	$10,380,063	$10,571,866

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statement

	December 31, 2003 (Unaudited)	September 30, 2003 (Note)	December 31, 2002 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$-
Current Portion of Long-term Debt	-	-	1,463
Accounts Payable	706,237	294,216	196,662
Accrued Payroll & Related Expenses	253,257	249,051	196,412
Accrued Expenses	88,555	132,675	96,953
Accrued Taxes Other Than Income	99,544	89,613	87,167
Accrued Income Taxes	245,634	156,934	158,467

Total Current Liabilities	1,393,227	922,489	737,124

Long-term Debt	-	-	-

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 764,884 shares outstanding excluding 9,586 shares in treasury	764,884	764,884	764,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	998,053	998,053	998,053
Retained Earnings	7,411,781	7,239,771	7,616,939

Total Stockholders' Equity	9,629,584	9,457,574	9,834,742

Total Liabilities and Stockholders' Equity	$11,022,811	$10,380,063	$10,571,866

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Cash received from customers	$3,281,399	$3,387,723
Cash paid to suppliers and employees	<3,515,455>	<3,019,892>
Interest paid	<504>	<963>
Interest received	15,152	6,823
Income taxes <paid> refunded	-	235,976

Net Cash Provided By <Used In> Operating Activities	<219,408>	609,667

Cash Flows from Investing Activities:
Capital expenditures	<22,719>	<16,057>
Purchase of short-term investments	-	<1,023,185>
Sale of short-term investments	1,018,000	-

Net Cash Provided By <Used in> Investing Activities	995,281	<1,039,242>

Cash Flows from Financing Activities:
Decrease in Long-term liabilities	-	<9,871>

Net Cash Provided By <Used In> Financing Activities	-	<9,871>

Net increase <decrease> in cash and cash equivalents	775,873	<439,446>

Cash and cash equivalents at beginning of year	1,347,971	2,261,774

Cash and cash equivalents at end of first quarter	$2,123,844	$1,822,328

See Notes to Consolidated Financial Statements
	2003	2002

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$172,010	$<1,396,030>
Adjustments to reconcile net Income <loss> to net cash provided by operating activities:
Depreciation and amortization	75,616	96,174
Cumulative effect of change in accounting for goodwill	-	1,574,542
Deferred income taxes	-	<720,824>
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	<289,010>	939,775
Decrease <Increase> in inventories	<534,436>	228,357
Decrease <Increase> in prepaid expenses	<114,326>	<39,712>
Decrease <Increase> in refundable income taxes	-	253,000
Increase <Decrease> in accounts payable	412,021	<177,362>
Increase <Decrease> in accrued payroll and related expenses	4,206	<153,627>
Increase <Decrease> in accrued expenses and accrued taxes other than income	<34,189>	22,574
Increase <Decrease> in accrued income taxes	88,700	<17,200>

Total Adjustments	<391,418>	2,005,697

Net Cash Provided By <Used In> Operating Activities	$<219,408>	$609,667

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2003

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003.

2. Short-term Investments

Investments are considered as held-to-maturity with the cost approximating the market value.

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2003	September 30, 2003	December 31, 2002

Components	$2,289,943	$2,287,708	$2,037,138
Work-in-Process	914,840	330,299	527,699
Finished Product	620,981	673,321	796,349

	$3,825,764	$3,291,328	$3,361,186

The above amounts are net of reserve for obsolete inventory in the amount of $141,265, $78,000 and $121,388 for the periods ended December 31, 2003, September 30, 2003 and December 31, 2002 respectively.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 129,900 Class A shares were outstanding at December 31, 2003 (129,900 shares at September 30, 2003 and 150,900 shares at December 31, 2002) at prices ranging from $3.125 to $17.25 per share. No options were granted during the first quarter of fiscal 2004 and the first quarter fiscal 2003. Options for 500 shares were canceled during the three month period ended December 31, 2002, all outstanding options are exercisable. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 39,000 shares (less 33,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 39,000 Class A shares were outstanding at December 31, 2003 (39,000 shares at September 30, 2003 and 42,000 shares at December 31, 2002) at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 21, 2006.

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

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2003 and 2002 respectively: a risk free interest rate of 3.0% and 3.0%; an expected life of 6 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .60 and .89.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended December 31,
	2003	2002

Net Income <Loss> as reported	$172,010	$<1,396,030>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	2,348	2,296

Pro forma Net Income <Loss>	$169,662	$<1,398,326>

Basic and diluted Income <Loss> per share as reported	$.14	$<1.14>

Pro forma basic and diluted Income <Loss> per share	$.14	$<1.15>

Unissued shares of Class A common stock (623,766 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

The Company has adopted the disclosure only provisions of SFAS 123 and 148 (see note 4).

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended December 31,
	2003	2002
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$172,010	$<1,396,030>

Shares denominator	1,219,750	1,219,750

Per share amount	$.14	$<1.14>

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,219,750
Stock options	18,472	-

	1,238,222	1,219,750

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$172,010	$<1,396,030>

Per share amount	$.14	$<1.14>

Options to purchase 92,650 and 192,900 shares of common stock during the first quarter of fiscal 2004 and the first quarter of fiscal 2003, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2003	2002
Net Sales
Indicators and Gauges	$311,144	$293,900
Automotive Diagnostic Tools and Equipment	3,259,265	2,154,048

	$3,570,409	$2,447,948

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$7,346	$<26,717>
Automotive Diagnostic Tools and Equipment	609,473	<133,935>
General Corporate Expenses	<356,109>	<381,836>

	$260,710	$<542,488>

Asset Information
Indicators and Gauges	$705,300	$676,405
Automotive Diagnostic Tools and Equipment	5,080,066	4,139,525
Corporate	5,237,445	5,755,936

	$11,022,811	$10,571,866

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$3,496,703	$2,355,710
Canada	37,418	61,408
Other foreign countries	36,288	30,830

	$3,570,409	$2,447,948

All export sales to Canada and other foreign countries are made in United States of America Dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 2003 through December 31, 2003)
Fiscal 2004 Compared to First Quarter Fiscal 2003
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $311,144 and $293,900 for the first quarter of fiscal 2004 and fiscal 2003, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the nut running process in assembly plants. Revenue in this segment was $3,259,265 and $2,154,048 for the first quarter of fiscal 2004 and fiscal 2003, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2003 were $3,176,314 versus $2,092,344 for the quarter ended December 31, 2002. The increase in product sales during the current quarter of approximately $1,084,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, aftermarket products which include emissions products. Emission product sales increased approximately $1,411,000 resulting from the rollout of the Pennsylvania emissions program. The program requires OBD II related emissions testing of vehicles in a number of the State's counties. The implementation dates are spread over about a seven month period depending on the county. Hickok is involved in the program with both a product that performs the State mandated testing and also providing a number of other vendors with the gas cap testing apparatus used with their testing units. Sales of indicator products increased by approximately $21,000 while fastening systems products and other automotive diagnostic products sales declined by approximately $178,000 and $184,000, respectively. The current level of product sales is expected to increase substantially during the second quarter with an overall increase for the current fiscal year based on current quote and order levels within the Company's automotive product segment, with the greatest increase coming from emissions products.

Service sales for the quarter ended December 31, 2003 were $394,095 versus $355,604 for the quarter ended December 31, 2002. The increase was volume related applicable to training related programs subject to customer release dates. The current level of service sales related to training is expected to decrease for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2004 was $1,631,486 (51.4% of product sales) as compared to $1,321,800 (63.2% of product sales) in the first quarter of fiscal 2003. The decrease in the cost of product sold percentage was due primarily to a change in product mix. The current cost of product sold percentage is anticipated to increase modestly during the balance of the fiscal year due to product mix.

Cost of service sold in the first quarter of fiscal 2004 was $216,644 (55.0% of service sales) as compared to $214,507 (60.3% of service sales) in the first quarter of fiscal 2003. This decrease in the cost of services sold percentage is primarily due to improved sales pricing and lower warranty costs. The current cost of services sold percentage is anticipated to increase slightly for the balance of the fiscal year.

Product development expenses were $507,349 in the first quarter of fiscal 2004 (16.0% of product sales) as compared to $474,529 (22.6% of product sales) in the first quarter of fiscal 2003. The dollar increase was due primarily to increased labor costs while the percentage decrease was due to increased product sales. The current level of product development expenses is expected to increase slightly for the balance of the fiscal year.

Marketing and administrative expenses were $969,875 (27.2% of total net sales) in the first quarter of 2004 versus $993,978 (40.6% of total net sales) for the same period a year ago. The dollar decrease during the current fiscal quarter was due primarily to lower administrative labor costs. Also contributing to the dollar decrease were lower fixed and variable marketing and administrative expenses applicable to non-emission automotive product sales to the aftermarket. The percentage decrease was due to the increase in the level of total sales for the current quarter. The current level of marketing and administrative expenses is expected to increase moderately for the remainder of the fiscal year.

Interest expense was $504 in the first quarter of fiscal 2004 which compares with $963 in the first quarter of fiscal 2003. The current level of interest expense is expected to continue for the remainder of fiscal 2004.

Other income was $16,159 in the first quarter of fiscal 2004 which compares with $15,341 in the first quarter of fiscal 2003. Other income consists primarily of interest income on short-term investments.

Net income in the first quarter of fiscal 2004 was $172,010. The net income for the current quarter is primarily the result of increased sales from emission products. This compares with a net loss in the first quarter of fiscal 2003 of $1,396,030 which includes a $1,038,542 charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002.

Management anticipates that as a result of current State emissions program rollout activities and as the economy improves future sales should increase. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

Unshipped customer orders as of December 31, 2003 were $3,626,000 versus $1,229,000 at December 31, 2002. The increase was due primarily to increased orders in automotive diagnostic products of $1,907,000, specifically, ($1,871,000) for emission products related to the rollout of the Pennsylvania emission program. Also contributing to the increase ($349,000) for indicators and gauges that depend heavily on the business aircraft market for orders and ($141,000) for training  programs. The Company anticipates that most of the current backlog will be shipped in fiscal 2004. As the Automotive aftermarket becomes a more significant element of the Company's business, lower operating backlogs are to be expected. The higher year to year backlog is largely a reflection of the Pennsylvania emissions program and the somewhat lower order rate experienced in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Total current assets were $8,229,274, $7,533,629 and $7,994,941 at December 31, 2003, September 30, 2003 and December 31, 2002, respectively. The increase of approximately $234,000 from December to December is due primarily to the increase in accounts receivable and inventories of $506,000 and $464,000 respectively, offset in part by a reduction in cash and cash equivalents of approximately $722,000. The increase from September 30, 2003 and December 31, 2003 is due primarily to an increase in accounts receivable and inventory of approximately $289,000 and $534,000 respectively, offset in part by a reduction in cash and cash equivalents of approximately $242,000. The increases are due to increased sales and inventory purchasing volume.

Working capital as of December 31, 2003 amounted to $6,836,047 as compared with $7,257,817 a year earlier. Current assets were 5.9 times current liabilities and total cash and receivables were 3.0 times current liabilities. These ratios compare to 10.8 and 5.9, respectively, at December 31, 2002.

Internally generated funds during the three months ended December 31, 2003 were a negative $219,408 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $22,719. The primary reason for the negative cash flow from operations was the increase in inventory to support the Pennsylvania emissions program. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2004.

Shareholders' equity during the three months ended December 31, 2003 increased by $172,010 which was the net income during the period.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. At December 31, 2003, the Company had no outstanding balance under this loan facility. The agreement expires in February 2004 and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to working capital and tangible net worth minimums of $6,500,000 and $9,000,000 respectively and the Company is in compliance with these covenants. Management is currently in negotiation with its financial lender regarding renewal of the facility, and is confident that a facility can be negotiated at acceptable terms.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended September 30, 2003.

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

ITEM 3: CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 in ensuring that information required to be disclosed by the Company in the reports it files and submits under  the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included herein: (11) Statement re: Computation of earnings per share; (31.1) Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002; (31.2) Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002; (32.1) Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; (32.2) Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) On December 12, 2003 the Company filed a Current Report on Form 8-K related to its' Fourth Quarter Earnings News Release. No other Form 8-K was filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2004	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer