Form 10QSB
period 2004-03-31
HICKOK INC
filed 2004-05-11
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___As of May 4, 2004:  764,884 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2004	2003	2004	2003
Net Sales
Product Sales	$5,472,436	$2,430,534	$8,648,750	$4,522,878
Service Sales	399,207	483,222	793,302	838,826

Total Net Sales	5,871,643	2,913,756	9,442,052	5,361,704

Costs and Expenses
Cost of Product Sold	2,792,245	1,289,301	4,423,731	2,611,101
Cost of Service Sold	210,707	276,575	427,351	491,082
Product Development	541,906	504,825	1,049,255	979,354
Marketing and Administrative Expenses	1,662,563	1,046,609	2,632,438	2,040,587
Interest Charges	304	747	808	1,710
Other Income	<19,960>	<18,581>	<36,119>	<33,922>

Total Costs and Expenses	5,187,765	3,099,476	8,497,464	6,089,912

Income <Loss> before Provision for Income Taxes	683,878	<185,720>	944,588	<728,208>
Income <Recovery of> Taxes	232,500	<63,000>	321,200	<248,000>

Net Income <Loss> before cumulative effect of change in accounting principle, net of tax	451,378	<122,720>	623,388	<480,208>

Cumulative effect of change in accounting for goodwill, net of tax of $536,000	-	-	-	1,038,542

Net Income <Loss>	$451,378	$<122,720>	$623,388	$<1,518,750>

Earnings per Common Share:
Net Income <Loss> before cumulative effect of change in accounting principle	$.37	$<.10>	$.51	$<.39>
Cumulative effect of change in accounting for goodwill	-	-	-	<.85>
Net Income <Loss>	$.37	$<.10>	$.51	$<1.24>

Earnings per Common Share Assuming Dilution:
Net Income <Loss> before cumulative effect of change in accounting principle	$.36	$<.10>	$.50	$<.39>
Cumulative effect of change in accounting for goodwill	-	-	-	<.85>
Net Income <Loss>	$.36	$<.10>	$.50	$<1.24>

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS
	March 31, 2004 (Unaudited)	September 30, 2003 (Note)	March 31, 2003 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$3,001,513	$1,347,971	$2,682,676
Short-term Investments	-	1,018,000	-
Trade Accounts Receivable-Net	2,565,201	1,697,549	1,699,641
Inventories	3,832,354	3,291,328	3,453,809
Deferred Income Taxes	131,400	131,400	231,000
Prepaid Expenses	236,236	47,381	97,876
Refundable Income Taxes	-	-	-

Total Current Assets	9,766,704	7,533,629	8,165,002

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,478,629	1,478,629	1,486,969
Machinery and Equipment	2,646,256	2,600,444	2,687,894
	4,353,974	4,308,162	4,403,952

Less: Allowance for Depreciation	3,193,408	3,042,178	3,081,104

Total Property - Net	1,160,566	1,265,984	1,322,848

Other Assets
Goodwill - Net of Amortization	-	-	-
Deferred Income Taxes	1,257,500	1,578,700	1,255,924
Deposits	1,750	1,750	2,050

Total Other Assets	1,259,250	1,580,450	1,257,974

Total Assets	$12,186,520	$10,380,063	$10,745,824

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2004 (Unaudited)	September 30, 2003 (Note)	March 31, 2003 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$ -	$ -	$ -
Current Portion of Long-term Debt	-	-	-
Accounts Payable	856,728	294,216	389,557
Accrued Payroll & Related Expenses	842,309	249,051	293,186
Accrued Expenses	204,735	132,675	159,540
Accrued Taxes Other Than Income	44,852	89,613	38,302
Accrued Income Taxes	156,934	156,934	153,217

Total Current Liabilities	2,105,558	922,489	1,033,802

Long-term Debt	-	-	-

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 764,884 shares outstanding excluding 9,586 shares in treasury	764,884	764,884	764,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	998,053	998,053	998,053
Retained Earnings	7,863,159	7,239,771	7,494,219

Total Stockholders' Equity	10,080,962	9,457,574	9,712,022

Total Liabilities and Stockholders' Equity	$12,186,520	$10,380,063	$10,745,824

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2004	2003

Cash Flows from Operating Activities:
Cash received from customers	$8,574,400	$6,082,677
Cash paid to suppliers and employees	<7,915,745>	<5,848,917>
Interest paid	<808>	<1,710>
Interest received	23,507	22,588
Income taxes <paid> refunded	-	230,726

Net Cash Provided by Operating Activities	681,354	485,364

Cash Flows from Investing Activities:
Capital expenditures	<45,812>	<53,128>
Purchase of short-term investments	-	<1,023,185>
Sale of short-term investments	1,018,000	1,023,185

Net Cash Provided By <Used In> Investing Activities	972,188	<53,128>

Cash Flows from Financing Activities:
Payments on lease obligation	-	<11,334>

Net Cash Provided By <Used In> Financing Activities	-	<11,334>

Net increase in cash and cash equivalents	1,653,542	420,902

Cash and cash equivalents at beginning of year	1,347,971	2,261,774

Cash and cash equivalents at end of second quarter	$3,001,513	$2,682,676

See Notes to Consolidated Financial Statements

	2004	2003

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$623,388	$<1,518,750>
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation and amortization	151,230	192,348
Cumulative effect of change in accounting for goodwill	-	1,574,542
Deferred income taxes	321,200	<783,824>
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	<867,652>	720,973
Decrease <Increase> in inventories	<541,026>	135,734
Decrease <Increase> in prepaid expenses	<188,855>	<61,185>
Decrease <Increase> in refundable income taxes	-	253,000
Increase <Decrease> in trade accounts payable	562,512	15,533
Increase <Decrease> in accrued payroll and related expenses	593,258	<56,853>
Increase <Decrease> in accrued expenses and accrued taxes other than income	27,299	36,296
Increase <Decrease> in accrued income taxes	-	<22,450>

Total Adjustments	57,966	2,004,114

Net Cash Provided by Operating Activities	$681,354	$485,364

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2004

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003.

2. Short-term Investments

Investments are considered as held-to-maturity with the cost approximating the market value.

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2004	September 30, 2003	March 31, 2003

Components	$2,155,849	$2,287,708	$2,272,690
Work-in-Process	1,215,943	330,299	408,518
Finished Product	460,562	673,321	772,601

	$3,832,354	$3,291,328	$3,453,809

The above amounts are net of reserve for obsolete inventory in the amount of $202,418, $78,000 and $210,824 for the periods ended March 31. 2004, September 30, 2003 and March 31, 2003 respectively.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 127,900 Class A shares were outstanding at March 31, 2004 (129,900 shares at September 30, 2003 and 133,900 shares at March 31, 2003) at prices ranging from $3.125 to $17.25 per share. Options for 2,000 shares and 17,000 shares were canceled during the three month periods ended March 31, 2004 and March 31, 2003 respectively, at prices ranging from $3.125 to $17.25 per share. Options for 500 shares were canceled during the three month period ended December 31, 2002 at prices ranging from $3.125 to $3.55 per share.

No other options were granted, exercised or canceled during the three or six month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares (less 33,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 45,000 Class A shares were outstanding at March 31, 2004 (39,000 shares at September 30, 2003 and 39,000 shares at March 31, 2003) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2004 and March 31, 2003, at a price of $7.25 and $3.67 per share respectively. Options for 9,000 shares were canceled during the three month period ended March 31, 2003 at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 19, 2007.

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

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2004 and 2003 respectively: a risk free interest rate of 4.0% and 3.0%; an expected life of 6 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .44 and .60.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended March 31,	Six months ended March 31,

	2004	2003	2004	2003
Net Income <Loss> as reported	$451,378	$<122,720>	$623,388	$<1,518,750>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	2,723	2,348	5,071	4,644

Pro forma Net Income <Loss>	$448,655	$<125,068>	$618,317	$<1,523,394>

As Reported:
Basic Income <Loss> per share	$.37	$<.10>	$.51	$<1.24>

Diluted Income <Loss> per share	$.36	$<.10>	$.50	$<1.24>

Pro forma:
Basic Income <Loss> per share	$.37	$<.10>	$.51	$<1.24>

Diluted Income <Loss> per share	$.36	$<.10>	$.49	$<1.24>

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

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,

	2004	2003	2004	2003
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$451,378	$<122,720>	$623,388	$<1,518,750>

Shares denominator	1,219,750	1,219,750	1,219,750	1,219,750

Per share amount	$.37	$<.10>	$.51	$<1.24>

Effect of Dilutive Securities
Average shares outstanding	1,219,750	1,219,750	1,219,750	1,219,750
Stock options	35,492	-	35,492	-
	1,255,242	1,219,750	1,255,242	1,219,750

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$451,378	$<122,720>	$623,388	$<1,518,750>

Per share amount	$.36	$<.10>	$.50	$<1.24>

Options to purchase 172,900 and 172,900 shares of common stock during the second quarter of fiscal 2004 and the second quarter of fiscal 2003, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the six month period of fiscal 2004 and the six month period of fiscal 2003 options to purchase 172,900 and 172,900 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the options's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2004	2003	2004	2003
Net Revenue
Indicators and Gauges	$422,033	$307,153	$733,177	$601,053
Automotive Diagnostic Tools and Equipment	5,449,610	2,606,603	8,708,875	4,760,651

	$5,871,643	$2,913,756	$9,442,052	$5,361,704

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$150,864	$<12,501>	$158,210	$<39,218>
Automotive Diagnostic Tools and Equipment	1,403,539	227,609	2,013,012	93,674
General Corporate Expenses	<870,525>	<400,828>	<1,226,634>	<782,664>

	$683,878	$<185,720>	$944,588	$<728,208>

Asset Information
Indicators and Gauges			$666,323	$761,829
Automotive Diagnostic Tools and Equipment			5,711,986	4,310,951
Corporate			5,808,211	5,673,044

			$12,186,520	$10,745,824

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$5,751,897	$2,785,963	$9,248,600	$5,141,673
Canada	76,568	64,916	113,986	126,324
Other foreign countries	43,178	62,877	79,466	93,707

	$5,871,643	$2,913,756	$9,442,052	$5,361,704

All export sales to Canada and other foreign countries are made in United States of America Dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 2004 through March 31, 2004)
Fiscal 2004 Compared to Second Quarter Fiscal 2003
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $422,033 and $307,153 for the second quarter of fiscal 2004 and fiscal 2003, respectively and $733,177 and $601,053 for the first six months of fiscal 2004 and fiscal 2003, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the tightening of threaded fasteners in assembly plants. Revenue in this segment was $5,449,610 and $2,606,603 for the second quarter of fiscal 2004 and fiscal 2003, respectively, and $8,708,875 and $4,460,651 for the first six months of fiscal 2004 and fiscal 2003, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2004 were $5,472,436 versus $2,430,534 for the quarter ended March 31, 2003. The 125% increase in product sales during the current quarter of approximately $3,042,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, aftermarket products which include emissions products. Emission product sales increased approximately $2,911,000 largely as a result of a Pennsylvania emissions program. The program requires OBD II related emissions testing of vehicles in a number of the State's counties. The implementation dates are spread over about a seven month period depending on the county and the program should be essentially complete during the Company's third fiscal quarter. Hickok is involved in the program with both a product that performs the State mandated testing and also providing a number of the other vendors with the gas cap testing apparatus used with their testing units. Sales of indicator products and other automotive diagnostic products increased by approximately $104,000 and $57,000, respectively. Fastening system products sales declined by approximately $29,000. Product sales are expected to decline dramatically during the Company's third and fourth fiscal quarters to levels approximating the first fiscal quarter because of the conclusion of the Pennsylvania emissions program.

Service sales for the quarter ended March 31, 2004 were $399,207 versus $483,222 for the quarter ended March 31, 2003. The decrease was volume related applicable to lower repair sales. The current level of service sales related to both product repair sales and training is expected to decrease slightly for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2004 was $2,792,245 (51.0% of product sales) as compared to $1,289,301 (53.0% of product sales) in the second quarter of fiscal 2003. The decrease in the cost of product sold percentage was due primarily to higher product sales which absorbed more of the fixed costs and a change in product mix. The current cost of product sold percentage is anticipated to increase modestly during the balance of the fiscal year due to product mix.

Cost of service sold in the second quarter of fiscal 2004 was $210,707 (52.8% of service sales) as compared to $276,575 (57.2% of service sales) in the second quarter of fiscal 2003. The dollar decrease was due to lower repair sales in the current fiscal quarter. The current cost of services sold percentage is expected to increase slightly for the balance of the fiscal year.

Product development expenses were $541,906 in the second quarter of fiscal 2004 (9.9% of product sales) as compared to $504,825 (20.8% of product sales) in the second quarter of fiscal 2003. The dollar increase was due primarily to increased labor cost while the percentage decrease was due to increased product sales. The current level of product development expenses is expected to increase modestly for the balance of the fiscal year.

Marketing and administrative expenses were $1,662,563 (28.3% of total sales) in the second quarter of 2004 versus $1,046,609 (35.9% of total sales) for the same period a year ago. The percentage decrease was due to the increase in the level of total sales for the current fiscal quarter. The dollar increase was due primarily to higher administrative labor costs including employee bonus provisions that took effect during the current quarter. Also contributing to the dollar increase were higher variable sales and marketing expenses applicable to non-emission and emission automotive product sales to the aftermarket. The cost increases were in commissions, royalties and promotional expenses as the result of the higher sales volume from the Pennsylvania emissions program. The current level of marketing and administrative expenses is expected to decrease moderately because of lower volume related variable expenses; however, fixed expenses will increase slightly for the remainder of the fiscal year.

Interest expense was $304 in the second quarter of fiscal 2004 which compares with $747 in the second quarter of fiscal 2003. The current level of interest expense is expected to continue for the remainder of fiscal 2004.

Other income was $19,960 in the second quarter of fiscal 2004 which compares with $18,581 in the second quarter of fiscal 2003. Other income consists primarily of interest income on short-term investments and the proceeds from the sale of scrap metal shavings associated with emissions product.

Net income in the second quarter of fiscal 2004 was $451,378 which compares with a net loss of $122,720 in the second quarter of fiscal 2003. The net income for the current quarter is primarily the result of sales from emission products in connection with the Pennsylvania program and are viewed as a large event that does not represent the Company's core repetitive business. The prior year second quarter loss was due to lower sales and an unfavorable product mix resulting in decreased gross product margin.

Unshipped customer orders as of March 31, 2004 were $2,957,000 versus $1,685,000 at March 31, 2003. The increase was due primarily to increased orders in the automotive diagnostic products of $1,272,000, specifically, ($551,000)for non-emission aftermarket products and ($730,000) for emission products. Also contributing to the increase was ($83,000) for indicators and gauges and ($117,000) for training programs. Fastening product backlog decreased by approximately $209,000. Almost all of the backlog is expected to be shipped by the end of fiscal 2004. As the automotive aftermarket becomes a more significant element of the Company's business lower operating backlogs are to be expected however emissions programs which are typically large and unpredictable can substantially alter the current backlogs. The higher year to year backlog is largely a reflection of the Pennsylvania emissions program which is expected to be essentially complete during the Company's third fiscal quarter.

Results of Operations, Six Months Ended March 31, 2004
Compared to Six Months Ended March 31, 2003

Product sales for the six months ended March 31, 2004 were $8,648,750 versus $4,522,878 for the same period in fiscal 2003. The 91% increase in product sales during the first six months of the current fiscal year of approximately $4,126,000 was volume related due primarily to increased sales of automotive diagnostic products, specifically, aftermarket products which include emissions products. Emission products sales increased approximately $4,322,000 largely as a result of a Pennsylvania emissions program, offset by a decline in non-emission products and fastening systems product sales of approximately $114,000 and $207,000, respectively. Sales of indicator products increased by approximately $125,000. Product sales are expected to decline dramatically during the Company's third and fourth fiscal quarters to levels approximating the first fiscal quarter because of the conclusion of the Pennsylvania emissions program the impact of which maybe offset partially by an expected improvement in core automotive product sales.

Service sales for the six months ended March 31, 2004 were $793,302 compared with $838,826 for the same period in fiscal 2003. The current level of service sales is expected to decrease slightly for the balance of the fiscal year. The decrease was volume related and primarily caused by lower repair sales.

Cost of product sold was $4,423,731 or (51.1 % of product sales) compared to $2,611,101 (57.7% of product sales) for the six months ended March 31, 2003. This decrease in the cost of product sold percentage was due primarily to higher product sales which absorbed more of the fixed costs and a change in product mix. The cost of product sold percentage is expected to increase modestly in the second half of the fiscal year due to product mix.

Cost of service sold was $427,351 (53.9 % of service sales) compared with $491,082 (58.5% of service sales) for the six months ended March 31, 2003. The dollar decrease was due primarily to lower repair sales for the first six months of the current fiscal year. The current level of cost of service sold percentage is expected to increase slightly for the second half of the fiscal year.

Product development expenses were $1,049,255 (12.1% of product sales) compared to $979,354 (21.7% of product sales) for the six months ended March 31, 2003. The dollar increase was due primarily to higher labor costs. The percentage decrease was due to higher product sales during the first six months of the current fiscal year. The current level of product development expenditures is expected to increase modestly for the second half of the fiscal year.

Marketing and administrative expenses were $2,632,438 for the six months ended March 31, 2004 (27.9% of total sales) versus $2,040,587 (38.1% of total sales) for the six months ended March 31, 2003. The percentage decrease was due to higher net sales during the first six months of the current fiscal year. The dollar increase was due primarily to higher administrative labor costs including employee bonus provisions that took effect during the first six months of the current fiscal year. Also contributing to the dollar increase were higher variable sales and marketing expenses applicable to non-emission and emission automotive product sales to the aftermarket. The cost increases were in commissions, royalties and promotional expenses as the result of the higher sales volume from the Pennsylvania emissions program. The current level of marketing expense is expected to decrease moderately for the remainder of the fiscal year primarily related to a decrease in revenue related expenses. Administrative expense is expected to increase moderately because of expenses that may be incurred if the Company determines to deregister its Class A stock. No final decision has been made regarding deregistration; however, the Company is evaluating the feasibility of deregistration.

Interest expense was $808 for the six months ended March 31, 2004, and $1,710 for the same period in 2003. This decrease was due to a reduction in employees deferred compensation account balances during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2004.

Other income of $36,119 compares with other income of $33,922 in the same period last year. Other income consists primarily of interest income on short-term investments and the proceeds from the sale of scrap metal shavings associated with emissions product. The increase is due primarily to an increase in proceeds from the sale of the scrap metal. The current level of other income is expected to continue for the remainder of fiscal 2004 due to the Company's intent to invest its excess cash in higher yield investments.

Net income for the six months ended March 31, 2004 was $623,388 compared with a net loss of $1,518,750 for the six months ended March 31, 2003. The net income for the first half of fiscal 2004 is primarily the result of sales from emission products in connection with the Pennsylvania program and are viewed as a large event that does not represent the Company's core repetitive business. The net loss in the first half of fiscal 2003 includes a $1,038,542 charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002.

State automotive emissions programs tend to be large events the timing of which is largely unpredictable. The Company continues to participate in development for several possible future programs although timing and possible value to the Company are difficult to quantify. Management is optimistic that one or more programs will take place over the next several years. If and when they occur these programs could have a dramatic effect on the Company's revenues and profits. In addition, Management anticipates that as the economy improves future core business sales should increase. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $9,766,704, $7,533,629 and $8,165,002 at March 31, 2004, September 30, 2003 and March 31, 2003, respectively. The increase of approximately $1,602,000 from March to March is due primarily to the increase in accounts receivable and inventories of $866,000 and $379,000 respectively due to the increased sales and inventory purchasing volume. Cash and prepaid expenses increased by $319,000 and $138,000 respectively, while deferred taxes decreased by approximately $100,000. The increase from September to March of approximately $2,233,000 is due primarily to the increase in accounts receivable, inventory and prepaid expenses of $868,000, $541,000 and $189,000 respectively, due primarily to the increased sales levels in the current fiscal year. Cash increased by approximately $1,654,000 while short-term investments decreased by $1,018,000 due to the investments maturing.

Working capital as of March 31, 2004 amounted to $7,661,146 as compared with $7,131,200 a year earlier. Current assets were 4.6 times current liabilities and total cash and receivables were 2.6 times current liabilities. These ratios compare to 7.9 and 4.2, respectively, at March 31, 2003.

Internally generated funds during the six months ended March 31, 2004 were $681,354 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $45,812. The primary reason for the positive cash flow from operations was the net income during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2004.

Shareholders' equity during the six months ended March 31, 2004 increased by $623,388 which was the net income during the period.

In February 2004 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2005 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to tangible net worth minimums of $9,000,000, maintain a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The Company has had no outstanding balance under this loan facility since May 2001.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended September 30, 2003.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford Motor Company, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, and (e) the Company's ability to capitalize on market opportunities including state automotive emissions programs.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on February 18, 2004, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,720,191	210,766
T. Harold Hudson	1,728,431	202,526
James T. Martin	1,727,431	203,526
Michael L. Miller	1,728,431	202,526
James N. Moreland	1,727,431	203,526
Hugh S. Seaholm	1,728,499	202,458
Janet H. Slade	1,728,431	202,526

The following proposal was approved at the Company's Annual Meeting:

		Votes	Votes	Votes
		For	Against	Withheld

1.	Approval of the adoption of the 2003 Outside Directors Stock Option Plan	1,765,620	24,568	6,060

For information on how the votes have been tabulated for the above, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included herein: 10(a) Loan Agreement dated February 28, 2004 by and between the Company and Huntington National Bank; (11) Statement re: Computation of earnings per share; (31.1) Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002; (31.2) Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002; (32.1) Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; (32.2) Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) On February 12, 2004 the Company filed a Current Report on Form 8-K related to its' First Quarter Earnings News Release. On February 24, 2004 the Company filed a Current Report on Form 8-K announcing that it is evaluating the feasibility of deregistration of its stock. On April 9, 2004 the Company filed a Current Report on Form 8-K announcing it was notifying NASDAQ of its intent to voluntarily delist its stock from the NASDAQ Small Cap Market effective April 15, 2004. No other Form 8-K was filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer