Form 10QSB
period 2004-06-30
HICKOK INC
filed 2004-08-11
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___As of August 2, 2004:  762,588 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2004	2003	2004	2003
Net Sales
Product Sales	$3,402,631	$2,392,772	$12,051,381	$6,915,650
Service Sales	385,897	494,884	1,179,199	1,333,710

Total Net Sales	3,788,528	2,887,656	13,230,580	8,249,360

Costs and Expenses
Cost of Product Sold	1,630,608	1,222,884	6,054,339	3,833,985
Cost of Service Sold	277,524	340,020	704,875	831,102
Product Development	553,683	485,027	1,602,938	1,464,381
Marketing and Administrative Expenses	1,209,885	1,086,913	3,842,323	3,127,500
Interest Charges	337	397	1,145	2,107
Other<Income>Expense	<17,186>	<15,232>	<53,305>	<49,154>

Total Costs and Expenses	3,654,851	3,120,009	12,152,315	9,209,921

Income <Loss> before Provision for Income Taxes	133,677	<232,353>	1,078,265	<960,561>
Income <Recovery of> Taxes	45,800	<78,600>	367,000	<326,600>

Net Income <Loss> before cumulative effect of change in accounting principle, net of tax	87,877	<153,753>	711,265	<633,961>
Cumulative effect of change in accounting for goodwill, net of tax of $536,000	-	-	-	1,038,542
Net Income <Loss>	$87,877	$<153,753>	$711,265	$<1,672,503>

Earnings per Common Share:
Net Income <Loss> before cumulative effect of change in accounting principle	$.07	$<.13>	$.58	$<.52>
Cumulative effect of change in accounting for goodwill	-	-	-	<.85>
Net Income <Loss>	$.07	$<.13>	$.58	$<1.37>

Earnings per Common Share
Assuming Dilution:
Net Income <Loss> before cumulative effect of change in accounting principle	$.07	$<.13>	$.57	$<.52>
Cumulative effect of change in accounting for goodwill	-	-	-	<.85>
Net Income <Loss>	$.07	$<.13>	$.57	$<1.37>

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	September 30, 2003 (Note)	June 30, 2003 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$3,535,957	$1,347,971	$1,357,461
Short-term Investments	-	1,018,000	1,018,000
Trade Accounts Receivable - Net	2,016,072	1,697,549	1,654,167
Inventories	3,675,670	3,291,328	3,458,409
Deferred Income Taxes	131,400	131,400	231,000
Prepaid Expenses	65,137	47,381	96,077
Refundable Income Taxes	-	-	-

Total Current Assets	9,424,236	7,533,629	7,815,114

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,478,629	1,478,629	1,486,969
Machinery and Equipment	2,679,382	2,600,444	2,729,335
	4,387,100	4,308,162	4,445,393

Less: Allowance for Depreciation	3,269,023	3,042,178	3,172,200

Total Property - Net	1,118,077	1,265,984	1,273,193

Other Assets
Goodwill - Net of Amortization	-	-	-
Deferred Income Taxes	1,211,700	1,578,700	1,334,524
Deposits	1,750	1,750	2,050

Total Other Assets	1,213,450	1,580,450	1,336,574

Total Assets	$11,755,763	$10,380,063	$10,424,881

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2004 (Unaudited)	September 30, ____2003___ (Note)	June 30, 2003 (Unaudited)
Liabilities
Current Liabilities
Current Portion of Long-term Debt	$ -	$ -	$ -
Trade Accounts Payable	341,113	294,216	287,945
Accrued Payroll & Related Expenses	836,795	249,051	204,930
Accrued Expenses	208,250	132,675	163,031
Accrued Taxes Other Than Income	62,034	89,613	62,131
Accrued Income Taxes	151,934	156,934	148,575

Total Current Liabilities	1,600,126	922,489	866,612

Long-term Debt	-	-	-

Stockholders' Equity
Class A, $1.00 par value; authorized	762,588	764,884	764,884
3,750,000 shares; 762,588 shares outstanding (764,884 at September 30, 2003 and June 30, 2003) excluding 9,586 shares in treasury

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Contributed Capital	987,147	998,053	998,053
Retained Earnings	7,951,036	7,239,771	7,340,466

Total Stockholders' Equity	10,155,637	9,457,574	9,558,269

Total Liabilities and Stockholders' Equity	$11,755,763	$10,380,063	$10,424,881

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2004	2003

Cash Flows from Operating Activities:
Cash received from customers	$12,912,057	$9,015,807
Cash paid to suppliers and employees	<11,675,200>	<9,040,416>
Interest paid	<1,145>	<2,107>
Interest received	31,414	26,586
Income taxes <paid> refunded	<5,000>	226,084

Net Cash Provided by Operating Activities	1,262,126	225,954

Cash Flows from Investing Activities:
Capital expenditures	<78,938>	<100,933>
Purchase of short-term investments	-	<2,069,935>
Sale of short-term investments	1,018,000	1,051,935

Net Cash Provided By <Used In> Investing Activities	939,062	<1,118,933>

Cash Flows from Financing Activities:
Purchase of Class A common stock	<13,202>	-
Payments on lease obligation	-	<11,334>
Net Cash Provided By <Used In> Financing Activities	<13,202>	<11,334>

Net increase <decrease> in cash and cash equivalents	2,187,986	<904,313>

Cash and cash equivalents at beginning of year	1,347,971	2,261,774

Cash and cash equivalents at end of third quarter	$3,535,957	$1,357,461

See Notes to Consolidated Financial Statements.

	2004	2003

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$711,265	$<1,672,503>

Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation and amortization	226,845	288,522
Cumulative effect of change in accounting for goodwill	-	1,574,542
Deferred income taxes	367,000	<862,424>
Loss on disposal of assets	-	1,286
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	<318,523>	766,447
Decrease <Increase> in inventories	<384,342>	131,134
Decrease <Increase> in prepaid expenses	<17,756>	<59,386>
Decrease <Increase> in refundable income taxes	-	253,000
Increase <Decrease> in trade accounts payable	46,897	<86,079>
Increase <Decrease> in accrued payroll and related expenses	587,744	<145,109>
Increase <Decrease> in accrued expenses and accrued taxes other than income	47,996	63,616
Increase <Decrease> in accrued income taxes	<5,000>	<27,092>

Total Adjustments	550,861	1,898,457

Net Cash Provided by Operating Activities	$1,262,126	$225,954

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2004

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003.

2. Short-term Investments

Investments are considered as held-to-maturity with the cost approximating the market value. The investments were corporate debt securities and matured in less than one year from the date of purchase.

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2004	Sept. 30, 2003	June 30, 2003

Components	$2,172,840	$2,287,708	$2,334,491
Work-in-Process	1,026,125	330,299	306,029
Finished Product	476,705	673,321	817,889

	$3,675,670	$3,291,328	$3,458,409

The above amounts are net of reserve for obsolete inventory in the amount of $264,457, $78,000 and $302,685 for the periods ended June 30, 2004, September 30, 2003 and June 30, 2003 respectively.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  No options may be granted at a price less than $2.925. Options for 127,900 Class A shares were outstanding at June 30, 2004 (129,900 shares at September 30, 2003 and 132,900 shares at June 30, 2003) at prices ranging from $3.125 to $17.25 per share. Options for 1,000 shares were canceled during the three month period ended June 30, 2003 at prices ranging from $3.125 to $5.00 per share. Options for 2,000 shares and 17,000 shares were canceled during the three month periods ended March 31, 2004 and March 31, 2003 respectively, at prices ranging from $3.125 to $17.25 per share. Options for 500 shares were canceled during the three month period ended December 31, 2002 at prices ranging from $3.125 to $3.55 per share. All options granted under the Employee Plans are exercisable at June 30, 2004.

No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares (less 33,000 options which were either canceled, expired or unissued)of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 45,000 Class A shares were outstanding at June 30, 2004 (39,000 shares at September 30, 2003 and 39,000 shares at June 30, 2003) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2004 and March 31, 2003, at a price of $7.25 and $3.67 per share respectively. Options for 9,000 shares were canceled during the three month period ended March 31, 2003 at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 19, 2007.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2004:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	80,150	$3.78	7.8
$7.13 - 10.75	40,800	$9.37	3.8
$17.25	6,950	$17.25	2.0

	127,900	$6.30

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 4.25	16,000	$3.81	7.7	10,333	$3.91
$7.13 - 8.50	17,000	$7.82	4.9	11,000	$8.13
$12.25 - 18.00	12,000	$15.63	2.0	12,000	$15.63

	45,000	$8.48		33,333	$9.52

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2004 and 2003 respectively: a risk free interest rate of 4.0% and 3.0%; an expected life of 6 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .44 and .60.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended June 30,	Nine months ended June 30,
	2004	2003	2004	2003

Net Income <Loss> as reported	$87,877	$<153,753>	$711,265	$<1,672,503>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	2,723	2,348	7,794	6,992

Pro forma Net Income <Loss>	$85,154	$<156,101>	$703,471	$<1,679,495>

As Reported:
Basic Income <Loss> per share	$.07	$<.13>	$.58	$<1.37>

Diluted Income <Loss> per share	$.07	$<.13>	$.57	$<1.37>

Pro forma:
Basic Income <Loss> per share	$.07	$<.13>	$.58	$<1.38>

Diluted Income <Loss> per share	$.07	$<.13>	$.56	$<1.38>

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

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2003	2004	2003
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$87,877	$<153,753>	$711,265	$<1,672,503>

Shares denominator	1,219,094	1,219,750	1,219,532	1,219,750

Per share amount	$.07	$<.13>	$.58	$<1.37>

Effect of Dilutive Securities
Average shares outstanding	1,219,094	1,219,750	1,219,532	1,219,750
Stock options	33,830	-	33,830	-
	1,252,924	1,219,750	1,253,362	1,219,750

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$87,877	$<153,753>	$711,265	$<1,672,503>

Per share amount	$.07	$<.13>	$.57	$<1.37>

Options to purchase 76,750 and 171,900 shares of common stock during the third quarter of fiscal 2004 and the third quarter of fiscal 2003, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the nine month period of fiscal 2004 and the nine month period of fiscal 2003 options to purchase 76,750 and 171,900 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2003	2004	2003
Net Revenue
Indicators and Gauges	$488,327	$407,322	$1,221,504	$1,008,375
Automotive Diagnostic Tools and Equipment	3,300,201	2,480,334	12,009,076	7,240,985

	$3,788,528	$2,887,656	$13,230,580	$8,249,360

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$108,878	$14,170	$267,088	$<25,048>
Automotive Diagnostic Tools and Equipment	533,672	120,939	2,546,684	214,613
General Corporate Expenses	<508,873>	<367,462>	<1,735,507>	<1,150,126>
Goodwill Amortization	-	-	-	-

	$133,677	$<232,353>	$1,078,265	$<960,561>

Asset Information
Indicators and Gauges			$730,302	$715,046
Automotive Diagnostic Tools and Equipment			4,941,016	4,318,230
Corporate			6,084,445	5,391,605
Goodwill			-	-

			$11,755,763	$10,424,881

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$3,692,182	$2,769,571	$12,940,782	$7,911,244
Canada	74,739	74,485	188,725	200,809
Other foreign countries	21,607	43,600	101,073	137,307

	$3,788,528	$2,887,656	$13,230,580	$8,249,360

All export sales to Canada and other foreign countries are made in United States of America Dollars.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Third Quarter (April 1, 2004 through June 30, 2004)
Fiscal 2004 Compared to Third Quarter Fiscal 2003
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $488,327 and $407,322 for the third quarter of fiscal 2004 and fiscal 2003, respectively, and $1,221,504 and $1,008,375 for the first nine months of fiscal 2004 and fiscal 2003, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the servicing of automotive electronic systems. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. Revenue in this segment was $3,300,201 and $2,480,334 for the third quarter of fiscal 2004 and fiscal 2003, respectively, and $12,009,076 and $7,240,985 for the first nine months of fiscal 2004 and fiscal 2003, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2004 were $3,402,631 versus $2,392,772 for the quarter ended June 30, 2003. The 42% increase in product sales during the current quarter of approximately $1,010,000 was volume related due primarily to increased sales of emissions products. Emission product sales increased approximately $679,000 largely as a result of a Pennsylvania emissions program. The program requires OBD II related emissions testing of vehicles in a number of the State's counties. The program was essentially completed during the Company's third fiscal quarter. Sales of indicator products and other automotive diagnostic products increased by approximately $68,000 and $338,000, respectively. Fastening system products sales declined by approximately $84,000. Product sales are expected to decline during the Company's fourth fiscal quarter to prior year levels because of the conclusion of the Pennsylvania emissions program.

Service sales for the quarter ended June 30, 2004 were $385,897 versus $494,884 for the quarter ended June 30, 2003. The decrease was volume related due to lower repair sales. The current level of service sales related to both product repair sales and training is expected to  continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2004 was $1,630,608 (47.9% of product sales) as compared to $1,222,884 (51.1% of product sales) in the third quarter of 2003. The decrease in the cost of product sold percentage was due primarily to a change in product mix and higher product sales which absorbed more of the fixed costs. The current cost of product sold percentage is expected to increase modestly during the fourth quarter of the fiscal year due to product mix.

Cost of service sold for the quarter ended June 30, 2004 was $277,524 (71.9% of service sales) as compared to $340,020 (68.7% of service sales) in the quarter ended June 30, 2003. The  percentage increase was due to an increase in lower margin sales of training services in the current fiscal quarter while the dollar decrease was due to lower repair sales. The current cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $553,683 in the third quarter of fiscal 2004 (16.3% of product sales) as compared to $485,027 (20.2% of product sales) in the third quarter of fiscal 2003. The dollar increase was due primarily to increased labor cost while the percentage decrease was due to increased product sales volume in the current fiscal quarter compared to the year ago period. The current level of product development expenditures is expected to continue in the fourth quarter of fiscal 2004.

Marketing and administrative expenses were $1,209,885 (31.9% of total sales) in the third quarter of fiscal 2004 versus $1,086,913 (37.6% of total sales) for the same period a year ago. The percentage decrease was due to the increase in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $684,000 in the third quarter of fiscal 2004 versus $705,000 for the same period a year ago. Within marketing expenses, increases were in commissions related to non-emission products ($36,000) and promotional expenses ($16,000), offset in part by a decrease in other variable sales expenses such as royalties and collection expenses and decreased salary expenses. Administrative expenses were approximately $526,000 in the third quarter of fiscal 2004 versus $382,000 for the same period a year ago. The dollar increase was due primarily to higher administrative labor costs primarily employee bonus provisions that took effect during the current year ($254,000) compared to no bonus provisions in the prior fiscal year. Also contributing to the higher administrative expenses in the current quarter was an increase in outside professional fees ($81,000) versus ($45,000) for the same period a year ago. The current level of marketing and administrative expenses is expected to decrease moderately because of lower volume related variable expenses.

Interest expense was $337 in the third quarter of fiscal 2004 which compares with $397 in the third quarter of fiscal 2003. The current level of interest expense is expected to continue in the fourth quarter of fiscal 2004.

Other income was $17,186 in the third quarter of fiscal 2004 which compares with $15,232 in the third quarter of fiscal 2003. Other income consists primarily of interest income on short-term investments and the proceeds from the sale of scrap metal shavings associated with the emissions products.

Net income in the third quarter of fiscal 2004 was $87,877 which compares with a net loss of $153,753 in fiscal 2003. The net income for the current quarter is primarily the result of sales from emission products in connection with the Pennsylvania emissions program and are viewed as a large event that does not represent the Company's core repetitive business. The prior year third quarter loss was due to lower than expected sales and an unfavorable product mix.

Unshipped customer orders as of June 30, 2004 were $1,760,000 versus $1,349,000 at June 30, 2003. The increase was due primarily to increased orders in the automotive diagnostic products of $353,000, specifically, ($159,000)for non-emission aftermarket products and ($194,000) for emission products. Also contributing to the increase was ($94,000) for indicators and gauges and ($47,000) for training programs. Fastening product backlog decreased by approximately $100,000. The backlog as of June 30, 2004 declined substantially compared to March 31, 2004 due to the completion of the Pennsylvania emissions program. The Company anticipates that approximately 51% of the backlog will be shipped in the fourth quarter of fiscal 2004.

Results of Operations, Nine Months Ended June 30, 2004
Compared to Nine Months Ended June 30, 2003

Product sales for the nine months ended June 30, 2004 were $12,051,381 versus $6,915,650 for the same period in fiscal 2003. The 74% increase in product sales during the first nine months of the current fiscal year of approximately $5,136,000 was volume related due primarily to increased sales of emissions products. Emission product sales increased approximately $5,000,000 largely as a result of the Pennsylvania emissions program. They were also accompanied by an increase in non-emission products sales of approximately $229,000, offset by a decline in fastening systems product sales of approximately $292,000. Sales of indicator products increased by approximately $193,000. Product sales are expected to decline during the Company's fourth fiscal quarter to prior year levels because of the conclusion of the Pennsylvania emissions program the impact of which maybe offset partially by an expected improvement in the Company's core business.

Service sales for the nine months ended June 30, 2004 were $1,179,199 compared with $1,333,710 for the same period in fiscal 2003. The decrease was volume related and primarily caused by lower repair sales. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $6,054,339 (50.2% of product sales) compared with $3,833,985 (55.4% of product sales) for the nine months ended June 30, 2003. The decrease in the cost of product sold percentage was due primarily to a change in product mix and higher product sales which absorbed more of the fixed costs. The cost of product sold percentage is expected to increase slightly for the balance of the fiscal year.

Cost of service sold was $704,875 (59.8% of service sales) compared with $831,102 (62.3% of service sales) for the nine months ended June 30, 2003. The dollar decrease was primarily due to a lower volume of repair sales in the current year. The current cost of services sold percentage is expected to increase slightly for the balance of the fiscal year.

Product development expenses were $1,602,938 (13.3% of product sales) compared to $1,464,381 (21.2% of product sales) for the nine months ended June 30, 2003. The dollar increase was due primarily to higher labor costs. The percentage decrease was due to higher product sales during the first nine months of the current fiscal year. The current level of product development expenditures is expected to continue in the fourth quarter of the fiscal year.

Marketing and administrative expenses were $3,842,323 for the nine months ended June 30, 2004 (29.0% of total sales) versus $3,127,500 (37.9% of total sales) for the nine months ended June 30, 2003. The percentage decrease was due to higher net sales during the first nine months of the current fiscal year. The dollar increase was due primarily to higher administrative labor costs including employee bonus provisions ($582,000)that took effect during the current fiscal year. Also contributing to the dollar increase were higher variable sales and marketing expenses applicable to both non-emission and emission automotive product sales volumes. The marketing cost increases were primarily in commissions ($154,000) and advertising and promotional expenses ($41,000) as the result of the higher sales volume, offset in part by lower collection expenses ($70,000). Marketing expense is expected to decrease moderately for the remainder of the fiscal year primarily related to a decrease in variable revenue related expenses. Administrative expense is expected to increase moderately because of expenses expected to be incurred due to the Company's determination to implement an Odd-Lot Offer to Purchase in an effort to deregister its Class A stock.

Interest expense was $1,145 for the nine months ended June 30, 2004, and $2,107 for the same period in 2003. This decrease was due to a reduction in employees deferred compensation account balances during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2004.

Other income of $53,305 compares with other income of $49,154 in the same period last year. Other income consists primarily of interest income on short-term investments and the proceeds from the sale of scrap metal shavings associated with emissions product. The increase is due primarily to an increase in proceeds from the sale of the scrap metal. The current level of other income is expected to continue for the remainder of fiscal 2004 due to the Company's intent to invest its excess cash in higher yield investments.

Net income for the nine months ended June 30, 2004 was $711,265 which compares with a net loss of $1,672,503 for the nine months ended June 30, 2003. The net income for the first nine months of fiscal 2004 is primarily the result of sales from emission products in connection with the Pennsylvania emissions program and are viewed as a large event that does not represent the Company's core repetitive business. The net loss in the first nine months of fiscal 2003 includes a $1,038,542 charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002. The remaining net loss of $633,961 was primarily the result of lower sales due to the economic climate in the aircraft and automotive markets.

State automotive emissions programs tend to be large events the timing of which is largely unpredictable. The Company continues to participate in development for several possible future programs although timing and possible value to the Company are difficult to quantify. Management is optimistic that one or more programs will take place over the next several years. If and when they occur these programs could have a dramatic effect on the Company's revenues and profits. In addition, Management anticipates that as the economy improves future core business sales should increase. Management projects that current sales volume or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $9,424,236, $7,533,629 and $7,815,114 at June 30, 2004, September 30, 2003 and June 30, 2003, respectively. The increase of approximately $1,609,000 from June to June is due primarily to an increase in cash, accounts receivable and inventory of approximately $2,179,000, $362,000 and $218,000 respectively. The increases were due to the increased sales volume. Short-term investments decreased by $1,018,000 due to the investments maturing. The increase from September 2003 to June 2004 of approximately $1,890,000 is due primarily to the increase in cash, accounts receivable and inventory of approximately $2,188,000, $318,000 and $385,000 respectively, due primarily to the increased sales levels in the current fiscal year. Short-term investments decreased by $1,018,000 due to the investments maturing. The matured investments added to the cash balance.

Working capital as of June 30, 2004 amounted to $7,824,110. This compares to $6,948,502 a year earlier. Current assets were 5.9 times current liabilities and total cash and receivables were 3.5 times current liabilities. These ratios compare to 9.0 and 4.6, respectively, at June 30, 2003.

Internally generated funds of $1,262,126 during the nine months ended June 30, 2004 were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $78,938. The primary reason for the positive cash flow from operations was the net income during the period. Management believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2004.

Shareholders' equity during the nine months ended June 30, 2004 increased by $698,063 which was the net income for the period of $711,265 less $13,202 for the purchase of 2,296 Class A common shares that were retired.

In February 2004 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2005 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to tangible net worth minimums of $9,000,000, maintenance of a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The Company has had no outstanding balance under this loan facility since May 2001.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended September 30, 2003.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company.  These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company.  As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements.  These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, including Ford Motor Company, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, and (e)the Company's ability to capitalize on market opportunities including state automotive emissions programs.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

b) On April 9, 2004 the Company filed a Current Report on Form 8-K announcing it is voluntarily delisting its' stock from the NASDAQ Small Cap Market effective April 15, 2004. On May 10, 2004 the Company filed a Current Report on Form 8-K related to its' Second Quarter Earnings News Release. No other Form 8-K was filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:            August 11, 2004

HICKOK INCORPORATED (Registrant)

/s/R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/G. M. Zoloty
G. M. Zoloty, Chief Financial Officer