Form 10KSB
period 2004-09-30
HICKOK INC
filed 2004-12-22
CIK 47307

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from Not Applicable to Not Applicable

Commission file number: 0-147

HICKOK INCORPORATED

(Name of small business issuer in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (216) 541-8060

Securities registered pursuant to

Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Shares, $1.00 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year. $15,721,038

As of December 9, 2004, the Registrant had 762,588 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 709,657 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 9, 2004, based on the closing price of $6.95 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $4,932,116. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-KSB	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 9, 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 23, 2005.

Except as otherwise stated, the information contained in this Form 10-KSB is as of September 30, 2004.

For the fiscal years ended September 30, 2003 and 2004, Hickok Incorporated had revenues of less than $25,000,000 and less than $25,000,000 in outstanding voting and non-voting common equity held by non-affiliates. As a result, Hickok met the definition of a small business issuer under Regulation S-B and has elected to submit its future periodic reports in accordance with the disclosure requirements for small business issuers under Regulation S-B.

  Table of Contents

    PART I.
      ITEM 1. DESCRIPTION OF BUSINESS
      ITEM 2. DESCRIPTION OF PROPERTIES
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    PART II.
      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
      ITEM 7. FINANCIAL STATEMENTS
      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      ITEM 8A. CONTROLS AND PROCEDURES
      ITEM 8B. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      F-1: REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      F-2: CONSOLIDATED BALANCE SHEET
      F-3: LIABILITIES AND STOCKHOLDERS' EQUITY
      F-4: CONSOLIDATED STATEMENT OF INCOME
      F-5: CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      F-6: CONSOLIDATED STATEMENT OF CASH FLOWS
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      1. NATURE OF OPERATIONS
      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      3. SHORT-TERM INVESTMENTS
      4. SHORT-TERM FINANCING
      5. LEASES
      6. STOCK OPTIONS
      7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      8. INCOME TAXES
      9. EARNINGS PER COMMON SHARE
      10. EMPLOYEE BENEFIT PLANS
      11. GOODWILL
      12. SEGMENT AND RELATED INFORMATION
      13. TENDER OFFER
      14. QUARTERLY DATA (UNAUDITED)
      SELECTED FINANCIAL DATA
    PART III.
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      ITEM 10. EXECUTIVE COMPENSATION
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      ITEM 13. EXHIBITS
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
      SIGNATURES
      EXHIBIT INDEX
      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
      SCHEDULE IX - SHORT-TERM BORROWINGS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Hickok Incorporated was organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries, Supreme Electronics Corp. and Waekon Corp.

In February 1995 the shareholders approved a change in the Company's name to Hickok Incorporated from The Hickok Electrical Instrument Company. Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, aircraft, and locomotive with sales to both original equipment manufacturers (OEM's) and to the automotive aftermarket.

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past nineteen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. This segment represents less than 15% of the Company's current revenue.

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

In addition, the Company embarked on programs to design tools specifically tailored to the needs of the automotive aftermarket and develop a variety of sales channels to the market. Since the acquisition, the Waekon name is used by the Company as a trademark to market its products to technicians in the automotive aftermarket and for certain emission inspection grade equipment it manufactures. Also the name Waekon-Hickok is used as a trademark for higher complexity equipment primarily aimed at automotive service shops as a shop tool. The Hickok brand is used for a family of products that are related to OEM grade tools sold to automotive dealerships and manufacturers.

The Company's operations are currently concentrated in the United States of America. Sales are primarily to domestic customers although the Company also makes sales to international customers through domestically based distribution companies. The Company established select market international service center arrangements during fiscal 1995.

Recent Developments

Since the late 1990s the Board of Directors of the Company had numerous discussions at regularly scheduled board meetings as to the costs associated, benefit to shareholders and other matters concerning the Company's public reporting status. With the advent of the Sarbanes-Oxley legislation in 2002 and other changes in securities laws these discussions intensified. At a December 2003 meeting the Board decided to seriously review the benefit/expense relationship for the Company and its' shareholders relative to the Company's public reporting status. At a February 2004 meeting the Board directed management and the Audit Committee to obtain an appraisal and fairness opinion related to a possible tender offer for the Company's shares held by owners of 99 or fewer shares, and to further refine estimates of the expenses and benefits to shareholders related to the Company remaining public. At a special meeting of the Board of Directors held on June 30, 2004, the Board concluded a tender offer at a price of $10.00 per share was appropriate.  On August 11, 2004 the Company mailed to all shareholders an Offer to Purchase for Cash all of its common shares held by shareholders that owned 99 or fewer Class A common shares as of the close of business on August 2, 2004, subject to the terms set forth in the Offer to Purchase and in the related Letter of Transmittal and Supplement to Offer to Purchase for Cash dated October 29, 2004. The purpose of the tender offer was generally to reduce the number of shareholders of record to fewer than 300 to allow the Company to terminate its' reporting obligation under the Securities Act of 1934. The tender offer was extended and expired on December 15, 2004.

The Board of Directors and management pursued this offer under the belief that the Company derives little benefit from the status of being a public company. In addition, the costs associated with certain provisions of the Sarbanes-Oxley Act, which are required to be in place in fiscal 2005 become even more significant given our size and the relative benefits we can derive from being public. Although well intended, Sarbanes-Oxley compliance could mean significant increases for the Company in annual accounting, legal and insurance costs for remaining public and could significantly affect the size of the Board of Directors and the time management will be able to devote to operating the business.

During the tender offer a number of brokerage firms transferred nominees from "street name" to individual registered shareholders of Hickok Class A common stock thereby creating additional shareholders of record. As a result these transfers prevented the outcome sought by the Company. At the close of the tender offer on December 15, 2004 the Company purchased 6189 shares from 147 shareholders of record and several brokerage firms for $61,890. Following the completion of the tender offer the number of shareholders of record of the Company was approximately 400. Accordingly the Company has not been able to terminate its' registration obligations under the Securities Act of 1934 and expects to incur additional expense in order to comply with the provisions of the Sarbanes-Oxley Act.

Operating Segment Information

The Company's operations are combined into two reportable business segments: 1) indicators and gauges and 2) automotive diagnostic tools and equipment. Reference is made to "Segment and Related Information" incorporated in the following financial statements.

Indicators and Gauges

For over ninety years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 10% of the Company's sales for fiscal 2004 and 13% for fiscal 2003. A grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters. The Company expects these instruments to have broad appeal in the aircraft retrofit market, a new market for the Company.

Automotive Diagnostic Tools and Equipment

In the mid 1980's the Company began to concentrate on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold both to Ford and to the aftermarket using jobbers, wholesalers and mobile distributors. The Company increased its aftermarket business with the acquisition, in February 1998, of Waekon Industries, a manufacturer of a variety of testing equipment used by automotive technicians. Leveraging on this acquisition, the Company has designed and introduced a number of new products that increased product offerings in the Waekon product line significantly. The acquisition added new distribution resources and new products for the American aftermarket market coverage. Additional distribution resources have been added since the acquisition and the Company now has full North American aftermarket market coverage. The aftermarket currently accounts for approximately 79% of the Company's automotive diagnostic and specialty tool sales. In fiscal 2003 it represented approximately 60%. As a whole, automotive diagnostic tools and equipment represented approximately 90% of the Company's sales for fiscal 2004 and 87% for fiscal 2003.

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

New products are an important part of the marketing package that enables growth in the aftermarket. The Company maintains a increased engineering staff skilled in electronic and packaging design and in diagnosing vehicle systems. During fiscal 2004 the Company devoted a substantial part of its' engineering resources to two opportunities that could result in substantial future sales. There is significant risk that these opportunities could be delayed or disappear, however, the Company has chosen to accept the risks. As a result only three new products were introduced to the aftermarket during the year compared to six or more product introductions in the previous several years. The Company uses the Waekon brand for products that are primarily expected to sell to individual technicians and for older products used in emissions inspection testing. The Company uses the Waekon/Hickok brand for products primarily targeted toward shop purchase. The Hickok brand is used for shop type products that concentrate on high-level diagnostic technologies generally single OEM focused. Two of the three products introduced to the aftermarket during fiscal 2004 were Waekon brand and one was Waekon/Hickok brand. There were no Hickok brand products introduced. In spite of the limited new product introductions during fiscal 2004 revenues for aftermarket products increased 19%.

Packaging, sales collateral for both users and sales channels, and field support are also an important element of product packages that the Company offers. The Company has continued to increase its' Sales and Marketing expenses as the contribution of the aftermarket to total revenue has expanded. The ratio of Sales/Marketing expense to aftermarket revenue has been above industry norms for the past number of years. The Company determined that this investment in Sales/Marketing was necessary in order to establish itself in the aftermarket.  During fiscal 2004 the Company continued to concentrate on expanding services that have proven effective in increasing aftermarket penetration. These initiatives included further enhancements to the lead follow-up system and customer technical support and greater emphasis on distributor promotion creative support in lieu of national advertising. During 2004 the Company decided to delay an Internet business to business capability for representatives and distributors that the Company now intends to implement during fiscal 2005.

The Company has developed a reputation of innovative tools for automotive diagnostics. The intent is to leverage that reputation as the Company introduces new offerings. Being innovative causes a need to often train the technician market on the benefits of the product. An example of this is the On-Car Injector Flow Bench (OCIFB) the Company introduced several years ago to the aftermarket. Sales of the product have been slowly increasing as the market begins to understand its' value. Recently a major OEM became interested in the products ability to substantially reduce their "no trouble found" warranty returns of fuel injectors. The Company has been adapting the OCIFB to increase its' utility in the OEM's diagnostic processes. No sales have resulted from these efforts in fiscal 2004 and there is a risk that no sales will ever result, however it does represent a large potential opportunity.

NGS is a diagnostic tool primarily used on Ford vehicles to diagnose electronic systems. This unit and software upgrades for the unit continued to represent over 25% of the Company's sales in fiscal 2004, down from 38% in fiscal 2003. The Company sells the product both to Ford dealerships and aftermarket service shops. The NGS unit provides aftermarket shops the same capability dealerships have for diagnosing and servicing vehicles. Recently Ford introduced a new diagnostic tool called VCM that works with the NGS on a new generation of vehicles that uses CAN protocol for the diagnostic link. Ford has begun to transition the VCM from NGS to using a PDA device as the interface to the technician. Ford has been receiving some resistance from the NGS customer base on this transition plan. The Company plans to introduce the capability for the NGS to address CAN protocol vehicles without use of the VCM early in calendar 2005. The introduction is expected to extend the useful life of the NGS product into the foreseeable future.

In fiscal 2004 the Company participated in an emissions program of the State of Pennsylvania that had a major influence on the increased revenue and profitability of the year. The Company has a gas cap testing product offering that contributed substantially to 2004 emissions revenues because multiple PA program vendors incorporated our tester in their offerings. As other state programs are implemented the Company will have the opportunity to participate with two products. The Waekon/Hickok E-Test Platform developed for Pennsylvania and the gas cap testing product that is used by other participants in such programs on their offerings. We also use the gas cap tester on our platform. In addition, the Company is involved in a program for the state of California emissions testing that involves measurements of leaks in vehicle evaporative emissions systems. The development efforts for this program have taken more than a year and are on-going. The program is very large and there are a limited number of competitors. In addition, the Company holds several patents in technology that are applicable. Although we have chosen to participate we recognize there is risk that the program could be delayed further or even .canceled

Sources and Availability of Raw Materials

Raw materials essential to the business are acquired from a large number of United States of America manufacturers and some materials are now purchased from European and Southeast Asian sources. Materials acquired from the electronic components industry include transistors, integrated circuits, resistors, capacitors, switches, potentiometers, micro controllers, and other passive parts. Fabricated metal or plastic parts are generally purchased from local suppliers or manufactured by the Company from raw materials. In general, the required materials are available, if ordered with sufficient lead times, from multiple sources at current prices.

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

Seasonality

The Company believes that with the growing importance of the automotive aftermarket to its business there is a seasonality affecting its revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters. During fiscal 2004 the Pennsylvania emissions program coincided with the second and third quarters exaggerating the seasonality associated with the aftermarket. Other programs may not coincide and as a result any seasonality aspect to revenues can be overwhelmed by delivery of large projects and operating results can fluctuate widely from quarter to quarter and year to year.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

During the fiscal year ended September 30, 2004, sales to Ford and General Motors Corporation accounted for approximately 19% and 3% respectively of the consolidated sales of the Company. This compares with 20% and 8% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors. The loss of business from Ford without a corresponding increase in business from new or existing customers would have a material adverse effect on the Company.

Backlog

At September 30, 2004, the unshipped customer order backlog totaled $1,606,000 compared to $1,522,000 at September 30, 2003 and $1,580,000 at September 30, 2002. The slight increase in fiscal 2004 is primarily due to increased orders for indicators and gauges of $345,000. The increase was offset in part by a decrease in automotive diagnostic products to OEM's and the aftermaket, fastening systems and emissions of $35,000, $38,000 and $187,000 respectively. The slight decrease in fiscal 2003 was primarily due to lower orders for indicators and gauges, and fastening control products of $138,000 and $291,000 respectively. The decrease was offset in part by an increase in automotive diagnostic products, specifically, emission products of $362,000.

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

Research and Development Activities

The Company expensed as incurred product development costs of $2,127,641 in 2004, $1,961,901 in 2003 and $1,874,858 in 2002. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2004 was 160 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2004, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $403,000 in 2004, $501,000 in 2003, and $566,000 in 2002. Shipments to Canada make up the majority of export sales.

Corporate Governance

The Company's positions of Chairman of the Board and Chief Executive Officer are held by separate persons. The current Board members include six independent directors and one of Hickok's executive officers. The Board of Directors has determined that James T. Martin and Hugh S. Seaholm, members of the Audit Committee, satisfy the criteria adopted by the Securities and Exchange Commission to serve as "audit committee financial experts" and are independent directors. In addition, the Board has a compensation committee made up of two independent directors.

The Company has historically operated under informal ethical guidelines, under which the Company's principal executive, financial, and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization and has adopted a written Code of Ethics.

ITEM 2. DESCRIPTION OF PROPERTIES

As of December 1, 2004 the Company had facilities in the United States of America as shown below:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) MARKET INFORMATION

During fiscal 2004 our Class A Common Shares were traded on the Nasdaq Small Cap Market through April 14, 2004 when our Class A Common Shares were delisted at our request. After that time, Class A Common Shares are currently traded on The Nasdaq Over-The-Counter Bulletin Board Market under the symbol HICKA.OB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) and high and low closing prices (Nasdaq Small Cap Market) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2004			September 30, 2003
	HIGH	LOW	HIGH	LOW
First Quarter	4.60	3.80	5.00	3.41
Second Quarter	8.15	4.26	4.60	3.51
Third Quarter	6.14	3.25	4.10	3.40
Fourth Quarter	7.75	4.50	4.25	3.70

b) HOLDERS

As of December 16, 2004, there were approximately 346 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past nineteen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company generated approximately 90% of its fiscal 2004 revenue from designing and manufacturing diagnostic tools for automotive diagnostics. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles.

Ten years ago two large automotive OEM companies comprised over 80% of the company's business. Further a substantial portion of this business was contingent on large programs initiated by these OEM's on a year to year basis. The Company recognized that the OEM's were changing and that the likelihood of these yearly large programs was diminishing. As a result the Company initiated a strategy to use existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket. The strategy was aided using the acquisition of Waekon Industries in 1998. The Company uses Waekon as the brand of its' products that are primarily intended as a technician's personal tool. The acquisition of Waekon immediately gave the Company aftermarket products and access to certain sales channels to that market. Since that time the Company has further expanded those sales channels and added many new product offerings. Those efforts have caused aftermarket revenues to steadily rise and OEM dependence has steadily declined. In fiscal 2004 about 79% of the Company's revenue was from aftermarket customers.

As a result of the Waekon acquisition the Company acquired two products that were applicable to emissions inspection programs as accessories to the major platforms offered by large companies participating in such programs. Starting from these initial products the Company designed and patented new offerings for the emissions programs. Our gas cap testing products have become the defacto standard of gas cap testing and most major vendors use our gas cap testers in their equipment when gas cap testing is specified. The Company developed an ability to test for leaks in vehicle evaporative systems (gas tanks) several years ago as a result of a New Jersey state  emissions testing initiative. The Company spent significant development resources on the program. Subsequently New Jersey decided not to implement the program. California announced a similar initiative in mid 2003. The Company decided to pursue this opportunity and has devoted significant resources to the development. Recently the Company signed an exclusive supply agreement with a major emissions testing company for the tank testing product. Although the Company is optimistic the California program will be implemented, there is a significant risk it will not be. Further, if the program is implemented the timing is not certain.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. For the current opportunities the Company feels it has adequate resources to meet the requirements associated with the programs in which it is involved. Fiscal 2004 compared to the previous several fiscal years is typical of the fluctuations these large programs can cause. An element of the large operating loss in fiscal 2003 was the inability of the Company to reduce expenses and still be able to maximize the opportunity the Pennsylvania emissions program offered. Fiscal 2004 resulted in substantial revenue growth and profitable operations because of the added revenue the emissions program afforded.

The Company's indicator product revenue increased 15% in fiscal 2004 although its' percentage of Company total revenues decreased from 13% in fiscal 2003 to 10% in 2004. Fiscal 2002 and 2003 revenues were depressed as a result of the national economic conditions and the effect of the September 11, 2001 terrorist attack on aircraft markets. During 2004 the Company perceived a slight recovery in aircraft sales that it anticipates will continue in 2005. Further, the Company's Digilog products have added new customers to this segment that the Company anticipates will continue to grow in importance to indicator revenues. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Expenditures for product development have been and will continue to be significant to the Company's operations. Because of the large sales opportunities the Company is simultaneously addressing development resources are stretched. Management is taking steps to add resources to support new product needs and consequently expenditures for product development are expected to increase modestly. Marketing and Sales has also become a significant expense. As revenue grows certain revenue variable sales and marketing expenses such as commissions grow also. With the increased reliance on aftermarket for our revenues the need for promotional and other marketing related activities grow also. In addition, management intends to increase marketing resources slightly in fiscal 2005.

The Company's order backlog as of September 30, 2004 totaled $1,606,000 as compared to $1,522,000 as of September 30, 2003 and $1,580,000 as of September 30, 2002. The slight increase in fiscal 2004 is primarily due to increased orders for indicators and gauges of $345,000. The increase was offset in part by a decrease in automotive diagnostic products to OEM's and the aftermaket, fastening systems and emissions of $35,000, $38,000 and $187,000 respectively. The slight decrease in fiscal 2003 was primarily due to lower orders for indicators and gauges and fastening control products of $138,000 and $291,000 respectively. The decrease was offset in part by an increase in automotive diagnostic products, specifically, emissions products of $362,000. Most of the backlog at September 30, 2004 is expected to be shipped by the end of the current fiscal year.

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

Indicators and Gauges

This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indictors and gauges are sold to both original equipment manufacturers and to operators of railroad equipment.

Automotive Diagnostic Tools and Equipment

This segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners) in assembly plants. This equipment provides high quality joint control and documentation.

Results of Operations

Sales for the fiscal year ended September 30, 2004 increased to $15,721,038, an increase of approximately 42% from fiscal 2003 sales of $11,037,946. This increase in sales was volume-driven and attributable primarily to higher product sales of approximately $5,018,000. Service sales in fiscal 2004 decreased by approximately $335,000 and the reduction was volume related compared to fiscal 2003. The increase in product sales occurred in both the indicator and gauges, and the automotive diagnostic equipment segment. The dollar increases were approximately $199,000 and $4,819,000 respectively. Within the automotive diagnostic products, aftermarket sales increased by approximately $5,550,000 offset by a decline in fastening systems product sales and automotive diagnostic products to OEM's of approximately $361,000 and $366,000 respectively. Emission product sales included in aftermarket products increased approximately $4,931,000, due primarily to the Pennsylvania emissions program completed during the first three quarters of the fiscal year. Non-emission aftermarket sales increased by approximately $619,000. Fiscal 2005 sales of products, other than emissions product, are expected to continue at 2004 levels. Two opportunities, one involving emissions testing and one non-emissions product, could have a significant impact on 2005 revenues but they are subject to a number of uncertainties. Product sales were $14,206,561 in fiscal 2004 compared to $9,188,843 in fiscal 2003. The current level of service revenue is expected to continue for fiscal 2005.

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

Cost of products sold in fiscal 2004 was $7,124,920 or 50.2% of net product sales compared to $4,997,533 or 54.5% of net product sales, respectively, in fiscal 2003. Cost of products sold during fiscal 2002 was $5,247,825 or 50.6% of net product sales. The decrease in the percentage of cost of products sold to product sales between fiscal 2004 and 2003 was due primarily to higher product sales which absorbed more of the fixed costs and to a change in product mix. The increase in the percentage of cost of products sold to product sales between fiscal 2003 and fiscal 2002 was due primarily to a change in product mix as sales of lower margin automotive diagnostic products to the aftermarket and other markets represent a larger portion of total product sales. The cost of products sold percentage in fiscal 2005 is expected to be comparable to the percentage in fiscal 2004.

Cost of services sold in fiscal 2004 was $924,575 or 61.0% of net service sales compared to $1,114,269 or 60.3% respectively in fiscal 2003. Cost of services sold during fiscal 2002 was $1,136,324 or 56.1% of net service sales. The increase in the cost of services sold as a percentage of net service sales between fiscal 2004 and 2003 was due primarily to a lower sales volume for chargeable repairs and higher warranty related costs associated with the automotive diagnostic products. The dollar decrease was due primarily to a lower sales volume of chargeable repairs. The increase in the cost of services sold as a percentage of net service sales between fiscal 2003 and 2002 was due primarily to a lower sales volume for chargeable repairs. The percentage of cost of services sold relative to net service sales is expected to continue at current levels in fiscal 2005.

Product development expenditures in fiscal 2004 were $2,127,641 or 15.0% of product sales compared to $1,961,901 or 21.4%, respectively, in fiscal 2003. Product development expenditures during fiscal 2002 were $1,874,858 or 18.1% of product sales. The dollar increase between fiscal 2004 and fiscal 2003 was due primarily to increased labor cost while the percentage decrease was due to a higher product sales volume in the current fiscal year compared to the prior year. The dollar increase between fiscal 2003 and fiscal 2002 was due primarily to increased labor cost while the percentage increase was due to lower product sales volume in fiscal 2003 compared to fiscal 2002. Fiscal 2002 benefited from an entire year of cost reductions which were implemented in fiscal 2001. It is anticipated that the amount spent on product development will increase modestly in fiscal 2005 in order to continue supporting the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket and emissions programs.

Marketing and administrative expenses amounted to $4,752,997 which was 30.2% of net sales in fiscal 2004, $4,216,551 or 38.2% of net sales in fiscal 2003 and $3,894,173, or 31.4% of net sales in fiscal 2002. The percentage decrease in fiscal 2004 was due to the increase in the level of total sales for the current fiscal year. Marketing expenses were approximately $2,725,000 in fiscal year 2004 compared to $2,648,000 a year ago. Within marketing expenses, increases were in commissions for both non-emission and emission automotive product sales ($169,000) and promotional expenses ($81,000), offset in part by a decrease in other variable sales expenses such as royalties ($21,000) and collection expenses ($172,000). Administrative expenses were approximately $2,028,000 during the current fiscal year compared to $1,569,000 a year ago. The dollar increase was due primarily to higher administrative labor costs primarily employee bonus provisions that took effect during the current year ($384,000) compared to no bonus provisions in the prior fiscal year. Also contributing to the higher administrative expenses in the current fiscal year was an increase in outside professional fees ($123,000) incurred primarily due to the Company's Odd-Lot Tender Offer in an effort to deregister its Class A stock. The percentage of sales increase in fiscal 2003 was due primarily to lower net sales during fiscal 2003 versus fiscal 2002. Marketing expenses were approximately $2,648,000 in fiscal 2003 compared to $2,328,000 in fiscal 2002. Within marketing expenses, increases were in commissions ($25,000), royalties ($49,000), collection expenses ($132,000) and sales and promotional expenditures ($86,000). Administrative expenses were approximately $1,569,000 during fiscal 2003 compared with $1,553,000 in fiscal 2002. Fiscal 2002 benefited from an entire year of cost reductions which were implemented during fiscal 2001. The Company anticipates that marketing expenses will increase modestly and administrative expenses will also increase modestly due to anticipated additional public company reporting requirements taking effect in fiscal 2005.

Interest charges were $1,558 in fiscal 2004 compared with $3,243 in fiscal 2003 and $7,706 in fiscal 2002. The decrease in interest charges in fiscal 2004 compared to fiscal 2003 was due to a reduction in employees deferred compensation balances during the current fiscal year. The decrease in interest charges in fiscal 2003 compared to fiscal 2002 was due to a reduction in employees deferred compensation balances and "end of lease" termination during fiscal 2003.

Other income in fiscal 2004, 2003 and 2002 consisted primarily of interest income on short-term investments, proceeds from the sale of scrap metal shavings associated with the emissions product and discounts on purchases. Other income of $53,523 in fiscal 2004 compares with other income of $49,895 in fiscal 2003. The change was primarily due to an increase in proceeds from the sale of scrap metal. Other income of $49,895 in fiscal 2003 compares with other income of $30,850 in fiscal 2002. The change was primarily due to an increase in interest income on short-term investments as a result of positive cash flow from operating activities. In late fiscal 2004 the Company decided to invest a portion of its excess cash in mutual funds in hopes of obtaining a better investment return on the cash. The Company anticipates maintaining these investments for fiscal 2005.

Income taxes in fiscal 2004 were $183,100 which represents an effective tax rate of 22%. Income taxes in fiscal 2003 were a negative $471,000 which represents a recovery of income taxes at a 39% effective tax rate. Income taxes in fiscal 2002 were $17,200 which represents a 6.6% effective tax rate. The tax rates in fiscal 2004 and fiscal 2002 were lower than the normal tax rate of 37% due to the utilization of research and development tax credits. The recovery rate in fiscal 2003 exceeded the normal tax rate of 37% due to the recognition of both current and prior year research and development tax credits. It is anticipated that the effective tax rate in fiscal 2005 will be consistent with 2004. Management anticipates that future business will generate sufficient taxable income (approximately $3,200,000) during the carryforward period to fully realize the deferred tax benefits. The deferred tax benefits begin to expire in 2019.

Net income in fiscal 2004 was $659,770, or $.54 per share which was an increase of $2,432,968 compared with a net loss of $1,773,198, or $1.45 per share, in fiscal 2003. The net income in fiscal 2002 was $244,406, or $.20 per share. The change in fiscal 2004 versus fiscal 2003 was primarily due to increased sales as a result of the State of Pennsylvania emissions program. Also contributing to the increase was improved gross product margins. The net loss in fiscal 2003 includes a $1,038,542 (net of tax) charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002. The remaining net loss of $734,656 was primarily the result of lower sales due to the economic climate in the aircraft and automotive markets. The change in fiscal 2003 versus fiscal 2002 was primarily due to higher sales, improved gross product and service margins and cost reductions measures in 2002.

Liquidity and Capital Resources

Current assets of $9,262,588 at September 30, 2004 were 5.8 times current liabilities and the total of cash, short-term investments and receivables was 3.3 times current liabilities. These ratios compare to 8.2 and 4.4 respectively at the end of fiscal 2003. Total current assets increased by approximately $1,729,000 from the previous year end due primarily to an increase in cash, short-term investments and inventory of approximately $391,000, $1,034,000 and $569,000 respectively. The increase was offset in part by a decrease in accounts receivable of approximately $249,000. The decrease in accounts receivable was due primarily to a lower sales volume in the fourth quarter.

Working capital at September 30, 2004 was $7,653,528 as compared to $6,611,140 a year ago. The increase was due primarily to an increase in cash, short-term investments and inventory of approximately $391,000, $1,034,000 and $569,000 respectively, offset by an increase in accounts payable, accrued payroll and related expenses and accrued expenses of approximately $122,000, $477,000 and $84,000 respectively and a reduction in accounts receivable of $249,000.

During the fiscal year the Company's business may require an increase in inventory of work-in-process and finished goods in order to meet anticipated delivery schedules. Whenever there may be a requirement to increase inventory in fiscal 2005 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds will provide sufficient liquidity to meet ongoing working capital requirements.

Internally generated funds in fiscal 2004 were $1,490,981 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $104,031 and purchase of Class A shares of $13,202. The primary reason for the positive cash flow from operations in fiscal 2004 was net income of $659,770 and the reduction in accounts receivable and an increase in accrued payroll and related expenses. Internally generated funds in fiscal 2003 were $243,857 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and debt payments of $129,976 and $11,334 respectively. The primary reason for the positive cash flow in fiscal 2003 was the reductions in accounts receivable and inventory, and the receipt of refundable income taxes. In fiscal 2002 internally generated funds were $1,924,625 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $206,534 and debt payments of $37,575. The primary reason for the positive cash flow from operations in fiscal 2004 was net income of $244,406 and the reduction in accounts receivable and inventory.  The Company expects internally generated funds in fiscal 2005 from operating activities to be adequate to fund approximately $280,000 of capital expenditures. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

In February 2004 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2005 and provides for a secured revolving credit facility of $1,000,000 with interest at the prime commercial rate. Throughout fiscal 2004 the Company had no outstanding balance under this loan facility. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to tangible net worth minimums of $9,000,000, maintenance of a debt to tangible net worth ratio of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The revolving credit facility is subject to annual review by the Company's lender. Although no determination has been made to seek renewal of the credit agreement, the Company believes that, given its current financial condition, renewal at the existing amount could be obtained on acceptable terms.

Off-Balance Sheet Arrangements

Hickok has no off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company describes its significant accounting policies in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", issued December 12, 2001, the Company has identified the policies it believes are most critical to an understanding of the Company's financial statements. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.

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

ITEM 7. FINANCIAL STATEMENTS

The following pages contain the Financial Statements and Supplementary Data as specified for Item 7 or Part II of Annual Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board "United States". Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As required by SFAS No. 142 and discussed in note 11 to the financial statements, the Company changed its method of accounting for goodwill in 2003.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 23, 2004
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$1,739,719	$1,347,971
Short-term investments - available for sale	2,051,863	-
Short-term investments - held to maturity	-	1,018,000
Accounts receivable-less allowance for	1,448,444	1,697,549
doubtful accounts of $10,000 ($124,000, 2003)
Inventories-less allowance for obsolete	3,860,225	3,291,328
inventory of $106,000 ($78,000, 2003)
Deferred income taxes	116,000	131,400
Prepaid expenses	46,337	47,381

Total Current Assets	9,262,588	7,533,629

PROPERTY, PLANT AND EQUIPMENT:
Land	229,089	229,089
Buildings	1,478,629	1,478,629
Machinery and equipment	2,558,603	2,600,444

	4,266,321	4,308,162
Less accumulated depreciation	3,191,894	3,042,178

	1,074,427	1,265,984

OTHER ASSETS:
Goodwill	-	-
Deferred income taxes	1,376,000	1,578,700
Deposits	1,750	1,750

	1,377,750	1,580,450

Total Assets	$11,714,765	$10,380,063

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2004	2003

CURRENT LIABILITIES:
Short-term financing	$ -	$ -
Accounts payable	416,186	294,216
Accrued payroll and related expenses	726,192	249,051
Accrued expenses	216,735	132,675
Accrued stock repurchase	33,300	-
Accrued taxes other than income	82,713	89,613
Accrued income taxes	133,934	156,934

Total Current Liabilities	1,609,060	922,489

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 772,174 (2004)
and 774,470 (2003) shares issued	762,588	764,884
Class B 1,000,000 convertible shares authorized,
475,533 shares issued	454,866	454,866
Accumulated comprehensive income (net of tax)	34,863	-
Contributed capital	1,592,942	1,603,848
Treasury shares - 12,916 (2004) and 9,586 (2003)
Class A shares and 20,667 (2004 and 2003)
Class B shares	(639,095)	(605,795)
Retained earnings	7,899,541	7,239,771

Total Stockholders' Equity	10,105,705	9,457,574

Total Liabilities and Stockholders' Equity	$11,714,765	$10,380,063

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2004	2003	2002
NET SALES:
Product sales	$14,206,561	$9,188,843	$10,365,358
Service sales	1,514,477	1,849,103	2,026,284

Total Net Sales	15,721,038	11,037,946	12,391,642

COSTS AND EXPENSES:
Cost of product sold	7,124,920	4,997,533	5,247,825
Cost of services sold	924,575	1,114,269	1,136,324
Product development	2,127,641	1,961,901	1,874,858
Marketing and administrative	4,752,997	4,216,551	3,894,173
expenses
Interest charges	1,558	3,243	7,706
Other (income) expense	(53,523)	(49,895)	(30,850)

Total Costs and Expenses	14,878,168	12,243,602	12,130,036

Income (Loss) before Provision for Income Taxes	842,870	(1,205,656)	261,606
Provision For (Recovery Of) Income Taxes:
Current	(18,000)	-	(25,000)
Deferred	201,100	(471,000)	42,200

	183,100	(471,000)	17,200

Income (Loss) before
cumulative effect of change in accounting principle	659,770	(734,656)	244,406
Cumulative effect of change
in accounting for goodwill, net of tax of $536,000	-	(1,038,542)	-

Net Income (Loss)	$659,770	$(1,773,198)	$244,406

Income (Loss) per Common
share before cumulative effect of change in accounting principle	$.54	$(.60)	$.20
Cumulative effect of change
in accounting for goodwill	-	(.85)	-

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$.54	$(1.45)	$.20

Income (Loss) per Common
share assuming dilution:
Income (Loss) per Common
share before cumulative effect of change in accounting principle	$.53	$(.60)	$.20
Cumulative effect of change
in accounting for goodwill	-	(.85)	-

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$.53	$(1.45)	$.20

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,218,913	1,219,750	1,219,750

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	ACCUMULATED COMPREHEN- SIVE INCOME	TREASURY SHARES	TOTAL	COMPREHEN- SIVE INCOME

Balance at September 30, 2001	$8,768,563	$764,884	$454,866	$1,603,848	$ -	$(605,795)	$10,986,366	$ -

Net Income	244,406	-	-	-	-	-	244,406	244,406

Balance at September 30, 2002	9,012,969	764,884	454,866	1,603,848	-	(605,795)	11,230,772	$244,406

Net Loss	(1,773,198)	-	-	-	-	-	(1,773,198)	$(1,773,198)

Balance at September 30, 2003	7,239,771	764,884	454,866	1,603,848	-	(605,795)	9,457,574	$(1,773,198)

Purchase and Retirement of Class A shares	-	(2,296)	-	(10,906)	-	-	(13,202)	-

Shares Tendered	-	-	-	-	-	(33,300)	(33,300)	-

Unrealized Gain on Investments (net of tax)	-	-	-	-	34,863	-	34,863	$34,863

Net Income	659,770	-	-	-	-	-	659,770	659,770

Balance at September 30, 2004	$7,899,541	$762,588	$454,866	$1,592,942	$34,863	$(639,095)	$10,105,705	$694,633

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$15,970,143	$11,761,011	$13,161,958
Cash paid to suppliers and employees	(14,515,317)	(11,793,871)	(11,300,956)
Interest paid	(1,558)	(3,243)	(7,706)
Interest received	42,713	28,826	26,841
Income taxes (paid) refunded	(5,000)	251,134	44,488

Net Cash Provided by Operating Activities	1,490,981	243,857	1,924,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,031)	(129,976)	(206,534)
Change in deposits	-	300	-
Proceeds on sale of assets	-	1,350	4,594
Purchase of short-term investments	(2,000,000)	(2,069,935)	-
Sale of short-term investments	1,018,000	1,051,935	-

Net Cash Used in Investing Activities	(1,086,031)	(1,146,326)	(201,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease obligation	-	(11,334)	(37,575)
Purchase of Class A shares	(13,202)	-	-

Net Cash Used in Financing Activities	(13,202)	(11,334)	(37,575)

Increase (Decrease) in Cash and Cash Equivalents	391,748	(913,803)	1,685,110

Cash and Cash Equivalents at Beginning of Year	1,347,971	2,261,774	576,664

Cash and Cash Equivalents at End of Year	$1,739,719	$1,347,971	$2,261,774

See accompanying summary of accounting policies and notes to financial statements.

	2004	2003	2002

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$659,770	$(1,773,198)	$244,406
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	280,552	313,693	468,395
Cumulative effect of change in accounting for goodwill	-	1,574,542	-
Loss on disposal of assets	15,036	11,017	16,428
Deferred income taxes	201,100	(1,007,0000)	42,200
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	249,105	723,065	770,316
Decrease (Increase) in inventories	(568,897)	298,215	404,804
Decrease (Increase) in prepaid expenses	1,044	(10,690)	14,540
Decrease (Increase) in refundable income taxes	-	253,000	44,538
Increase (Decrease) in accounts payable	121,970	(79,808)	59,861
Increase (Decrease) in accrued payroll and related expenses	477,141	(100,988)	(13,794)
Increase (Decrease) in other accrued expenses and accrued taxes other than income	77,160	43,875	(102,019)
Increase (Decrease) in accrued income taxes	(23,000)	(1,866)	(25,050)

Total Adjustments	831,211	2,017,055	1,680,219

Net Cash Provided by Operating Activities	$1,490,981	$243,857	$1,924,625

Non-cash disclosures
Accrued tender offer	$33,300	$ -	$ -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2004, 2003 AND 2002

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

Product Classes	2004	2003	2002

Automotive Test Equipment	86.9%	78.5%	76.8%
Fastening Systems	1.4	5.8	5.5
Indicating Instruments	10.4	13.0	15.1
Other Product Classes	1.3	2.7	2.6

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry (primarily original equipment manufacturers) comprise 29% of outstanding receivables at September 30, 2004 (38% in 2003). Sales to two customers approximated $3,000,000 and $440,000 (2004),$2,200,000 and $840,000 (2003), $3,000,000 and $1,100,000 (2002).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. Revenue from development contracts represent agreements to provide training related programs to technicians and engineers and are recorded as service revenue. Revenue from these contracts is recognized as agreed upon milestones are achieved. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense and sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2004. An estimate for future warranty claims of $49,881 (2004) and $-0- (2003) is included in "Accrued expenses".

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2004 amounted to $1,739,719.

Short-term Investments :
Investments are comprised of marketable securities in the form of mutual funds or short-term corporate notes. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term corporate debt securities are considered as held-to-maturity with the cost approximating the market value and a maturity date of less than one year from the date of purchase.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2004	2003

Raw materials and component parts	$2,734,901	$2,287,708
Work-in-process	435,516	330,299
Finished products	689,808	673,321

	$3,860,225	$3,291,328

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

Depreciation, including depreciation on capitalized leases, amounted to $280,552(2004), $313,693 (2003), and $355,830 (2002).

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

Intangible Assets :
Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. Prior to adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company amortized goodwill on a straight-line basis over 15 to 20 years. Amortization of intangibles amounted to $-0- (2004), $-0- (2003) and $112,565 (2002).

Shipping and Handling Costs :
Shipping and handling costs are classified as cost of product sold.

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $153,194 (2004), $143,496 (2003) and $135,724 (2002).

Income Taxes :
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 9.

Adoption of New Accounting Standards :
In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with its' provisions. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002. Additional information is disclosed in note 11. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement is intended to encourage more companies to adopt the fair value method of accounting and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation to require more prominent disclosure in both annual and interim financial statements. The Company follows the "disclosure only" provisions of SFAS No. 123, thus the adoption of SFAS No. 148 in March 2003 did not affect the Company's results of operations, financial position or liquidity. Pro forma information is presented in note 6.

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

Reclassifications :
Certain prior year amounts have been reclassified to conform with current year presentation.

3. SHORT-TERM INVESTMENTS

	2004		2003
	COST	MARKET	COST	MARKET
Short-term corporate debt securities	$ -	$ -	$1,018,000	$1,018,000

Mutual funds	$2,000,000	$2,051,863

Less Cost		2,000,000

Gross unrealized gains (losses) on short-term investments		51,863

Deferred income taxes		17,000

Accumulated comprehensive income (net of tax)		$34,863

4. SHORT-TERM FINANCING

The Company has a secured credit agreement of $1,000,000 with its financial lender. The agreement expires in February 2005 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to tangible net worth minimums of $9,000,000, maintenance of a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The Company had no borrowings under this loan facility during the years ended September 30, 2004 and 2003. The Company is in compliance with its loan covenants.

5. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through February 2008.

The Company's minimum commitments under operating leases are as follows:

2005	$24,309
2006	11,192
2007	6,180
2008	1,545

Total	$43,226

Rental expense under these commitments was $39,524 (2004), $41,198 (2003) and $49,492 (2002).

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

A facility held under a capital lease has a net book value of $0 at September 30, 2004. Future minimum lease payments which extend through 2061 are immaterial.

6. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $0 for fiscal years ended September 30, 2004, 2003 and 2002. All options granted under the Employee Plans are exercisable at September 30, 2004.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 45,000 shares (less 33,000 options which were either canceled, expired or unissued) of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 19, 2007.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2004	Price	2003	Price	2002	Price

Option Shares
Employee Plans:

Outstanding October 1,	129,900	$6.58	151,400	$6.66	123,150	$7.99

Granted	-	-	-	-	44,300	3.55

Canceled	(4,900)	9.71	(21,500)	7.10	(16,050)	8.31

Exercised	-	-	-	-	-	-

Outstanding September 30,(2004-$3.13 to $17.25 per share)	125,000	6.46	129,900	6.58	151,400	6.66
Exercisable September 30,	125,000	6.46	129,900	6.58	151,400	6.66

Director Plans:

Outstanding October 1,	39,000	$8.62	42,000	$9.73	36,000	$10.76

Granted	6,000	7.25	6,000	3.67	6,000	3.55

Canceled	-	-	(9,000)	10.49	-	-

Exercised	-	-	-	-	-	-

Outstanding September 30,(2004-$3.55 to $18.00 per share)	45,000	8.44	39,000	8.62	42,000	9.73
Exercisable September 30,	33,333	9.52	28,000	10.61	30,000	11.83

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at September 30, 2004.

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise Prices:
$3.13 - 5.00	80,150	$3.78	7.8
$7.13 - 10.75	37,900	$9.45	4.0
$17.25	6,950	$17.25	2.0

	125,000	$6.25

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 4.25	16,000	$3.81	7.7	10,333	$3.91
$7.13 - 8.50	17,000	$7.82	4.9	11,000	$8.13
$12.25 - 18.00	12,000	$15.63	2.0	12,000	$15.63

	45,000	$8.48		33,333	$9.52

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement is intended to encourage more companies to adopt the fair value method of accounting and amends the disclosure requirements of  SFAS No. 123, Accounting for Stock-Based Compensation to require more prominent disclosure in both annual and interim financial statements. For companies that follow the "disclosure only" provisions of SFAS 123, the new rules were effective in the first calendar quarter of 2003.

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for 2004, 2003 and 2002 respectively: a risk free interest rate of 4.0%, 3.0% and 3.0%; an expected life of 6, 6 and 6 years; an expected dividend yield of 0.0%, 0.0% and 0.0%; and a volatility factor of .44, ..60 and .71. The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 2004, 2003 and 2002 been determined consistent with FAS 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

		2004	2003	2002

Net Income (Loss)	- as reported	$659,770	$(1,773,198)	$244,406

Deduct: Total stock based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects		10,517	9,340	111,380

	- pro forma	$649,253	$(1,782,538)	$133,026

Basic Income (Loss) per share	- as reported	$.54	$(1.45)	$.20

Diluted Income (Loss) per share	- as reported	$.53	$(1.45)	$.20

Basic Income (Loss) per share	- pro forma	$.53	$(1.46)	$.11

Diluted Income (Loss) per share	- pro forma	$.52	$(1.46)	$.11

The fair value method of accounting has not been determined for options granted prior to October 1, 1995. The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (624,866 and 623,766 shares in 2004 and 2003 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

During June 2004, the Company purchased and retired 2,296 Class A shares from two retired employees for $5.75, the closing price of the shares on the date of purchase.

8. INCOME TAXES

A reconciliation of the recovery of income taxes to the statutory Federal income tax rate is as follows:

	2004	2003	2002

Income (Loss) Before Provision for Income Taxes	$842,870	$(1,205,656)	$261,606
Statutory rate	34%	34%	34%

	286,576	(409,923)	88,946

Surtax Savings	-	-	(3,700)
State and local taxes - net	-	-	-
Permanent differences	10,700	10,800	16,800
Research and development credit - net	(101,200)	(62,300)	(76,900)
Other	(12,976)	(9,577)	(7,946)

	$183,100	$(471,000)	$17,200

Deferred tax asset (liabilities) consist of the following:

	2004	2003

Current:
Inventories	$42,300	$31,200
Research and development credit carryforward	-	-
Bad debts	3,400	42,200
Unrealized gains on short-term investments	(17,000)	-
Accrued liabilities	98,400	58,000
Prepaid expense	(11,100)	-

	116,000	131,400
Noncurrent:
Depreciation and amortization	287,000	275,600
Research and development credit carryforward	920,700	778,400
Net operating loss carryforward	72,600	395,600
Contribution carryforward	95,700	129,100

	1,376,000	1,578,700

Total	$1,492,000	$1,710,100

The Company has available a net operating loss carryforward of approximately $210,000 and a contribution carryforward of approximately $280,000. The net operating loss, contribution and research and development credit carryforwards will begin to expire in 2019.

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

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2004	2003	2002

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$659,770	$(1,773,198)	$244,406

Shares denominator	1,218,913	1,219,750	1,219,750

Per share amount	$.54	$(1.45)	$.20

Effect of Dilutive Securities
Average shares outstanding	1,218,913	1,219,750	1,219,750

Stock options	31,506	-	21,370

	1,250,419	1,219,750	1,241,120
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$659,770	$(1,773,198)	$244,406

Per share amount	$.53	$(1.45)	$.20

10. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. For fiscal 2003 and 2002, the formula produced no bonus distributions. In addition the Board of Directors approved an additional bonus plan for fiscal 2004. The bonus distribution is determined by the Compensation Committee of the Board of Directors. For fiscal year ended September 30, 2004, bonus expense amounted to approximately $384,000.
The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2004, 2003 and 2002, the Company made no matching contributions to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 2004, 2003 and 2002, approximately $12,000, $9,600 and $7,200 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses."

11. GOODWILL

In connection with the adoption of the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill as of October 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. The initial impairment test indicated that the carrying values of the reporting units exceeded the corresponding fair values due to prior year losses. The fair values were determined by an asset approach. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying asset and liability classes. The October 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $1,574,542. The $1,038,542 represents an entire write-off of the Company's goodwill as of October 1, 2002, net of $536,000 of related tax benefits, and has been reported as the effect of a change in accounting principle in the accompanying financial statements. The goodwill in our September 30, 2002 financial statements, which included the $1,574,542 described above, was supported by the undiscounted estimated future cash flows of the related operations.
SFAS No. 142 does not provide for restatement of the results of operations for periods ending prior to October 1, 2002. The following table provides a reconciliation of the reported net income (loss) available to common shareholders to an adjusted income (loss) before cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been adopted as of October 1, 2001:

	2004	2003	2002

Net Income (Loss):
Reported Net Income (Loss)	$659,770	$(1,773,198)	$244,406
Add back: goodwill amortization and impairment, net of tax	-	1,038,542	74,265

Adjusted Net Income (Loss)	$659,770	$(734,656)	$318,671

Shares denominator	1,218,913	1,219,750	1,219,750

Basic Income (Loss) per Share:
Reported Basic Income (Loss) per Share	$.54	$(1.45)	$.20
Add back: goodwill amortization and impairment, net of tax	-	.85	.06

Adjusted Basic Income (Loss) per Share	$.54	$(.60)	$.26

Effect of Dilutive Securities:
Average shares outstanding	1,218,913	1,219,750	1,219,750
Stock options	31,506	-	21,370

	1,250,419	1,219,750	1,241,120
Diluted Income (Loss) Per Share:
Reported Diluted Net Income (Loss) per Share	$.53	$(1.45)	$.20
Add back: goodwill amortization and impairment, net of tax	-	.85	.06

Adjusted Diluted Income (Loss) per Share	$.53	$(.60)	$.26

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

Indicators and Gauges

This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment.

Automotive Diagnostic Tools and Equipment

This segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners) in assembly plants. This equipment provides high quality joint control and documentation.

Information by industry segment is set forth below:

Years Ended September 30,	2004	2003	2002

Net Sales
Indicators and Gauges	$1,638,952	$1,428,575	$1,863,037
Automotive Diagnostic Tools and Equipment	14,082,086	9,609,371	10,528,605

	$15,721,038	$11,037,946	$12,391,642

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$328,547	$31,044	$336,555
Automotive Diagnostic Tools and Equipment	2,490,391	285,569	1,468,438
General Corporate Expenses	(1,976,068)	(1,522,269)	(1,430,822)
Goodwill Amortization	-	-	(112,565)

	$842,870	$(1,205,656)	$261,606

Asset Information :

Years Ended September 30,	2004	2003

Identifiable Assets
Indicators and Gauges	$817,488	$771,108
Automotive Diagnostic Tools and Equipment	4,482,489	4,174,295
Corporate	6,414,788	5,434,660
Goodwill	-	-

	$11,714,765	$10,380,063

As discussed in note 11, the amortization of goodwill was discontinued at the beginning of fiscal 2003 with the adoption of SFAS No. 142. Goodwill impairment recognized in the first quarter of fiscal 2003 amounted to $55,556 for the indicators and gauges segment and $1,518,986 for the automotive diagnostic tools and equipment segment. Although goodwill amortization was included in income or loss before provision for income taxes by segment for fiscal 2002, we have adjusted the segment information for fiscal 2002 to present it on a consistent basis with the fiscal 2004 and 2003 presentation. The fiscal 2002 goodwill amortization expense is now presented on a separate line.

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2004	2003	2002

Revenue:
United States of America	$15,317,947	$10,536,829	$11,825,716
Canada	240,735	263,934	391,134
Other foreign countries	162,356	237,183	174,792

	$15,721,038	$11,037,946	$12,391,642

All export sales to Canada and other foreign countries are made in United States of America Dollars.

13. TENDER OFFER

On August 11, 2004, the Company filed Securities and Exchange Commission Schedule 13E-3 in connection with its Tender Offer to purchase for cash all Class A common shares, $1 par value, held by holders of 99 or fewer shares as of the close of business on August 2, 2004. The Company will pay $10 per Class A common share properly tendered by an eligible shareholder. Payment will be made after December 15, 2004, the current expiration date of this offer.

If during or after completion of this offer, the Company has fewer than 300 shareholders of record, it intends to terminate the registration of its Class A common shares under the Securities Exchange Act of 1934 and become a private, non-reporting company. As of September 30, 2004, 3,330 shares had been tendered and are included as "Accrued Stock Repurchased" and "Treasury Stock". As of November 23, 2004 an additional 1,971 shares have been tendered.

14. QUARTERLY DATA (UNAUDITED)
	First	Second	Third	Fourth
Net Sales
2004	$3,570,409	$5,871,643	$3,788,528	$2,490,458
2003	2,447,948	2,913,756	2,887,656	2,788,586
2002	2,584,817	3,252,795	3,513,353	3,040,677

Gross Profit
2004	1,722,279	2,868,691	1,880,396	1,200,177
2003	911,641	1,347,880	1,324,752	1,341,871
2002	1,057,151	1,697,761	1,829,234	1,423,347

Income (Loss) before cumulative effect of change in accounting principle
2004	172,010	451,378	87,877	(51,495)
2003	(357,488)	(122,720)	(153,753)	(100,695)
2002	(208,540)	150,971	249,591	52,384

Net Income (Loss)
2004	172,010	451,378	87,877	(51,495)
2003	(1)(1,396,030)	(122,720)	(153,753)	(100,695)
2002	(208,540)	150,971	249,591	52,384

Income (Loss) per Common Share before cumulative effect of change in accounting principle

Basic
2004	.14	.37	.07	(.04)
2003	(.29)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05

Diluted
2004	.14	.36	.07	(.04)
2003	(.29)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05

Net Income (Loss) per Common Share

Basic
2004	.14	.37	.07	(.04)
2003	(1.14)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05

Diluted
2004	.14	.36	.07	(.04)
2003	(1.14)	(.10)	(.13)	(.08)
2002	(.17)	.12	.20	.05

(1) The first quarter 2003 includes a $1,038,542 charge from a change in accounting for goodwill, net of tax of $536,000.

SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30
	2004	2003	2002	2001	2000
	(In Thousands of Dollars, except per share amounts)

Net Sales	$15,721	$11,038	$12,392	$15,261	$18,275

Net Income (Loss)	$660	$(1,773)	$244	$(662)	$(411)

Working Capital	$7,654	$6,611	$7,720	$7,096	$7,923

Total Assets	$11,715	$10,380	$12,303	$12,178	$13,767

Long-term Debt	$-0-	$-0-	$-0-	$9	$156

Total Stockholders' Equity	$10,106	$9,458	$11,231	$10,986	$11,642

Net Income (Loss) Per Share	$.54	$(1.45)	$.20	$(.54)	$(.34)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$-0-	$.10

Class B	$-0-	$-0-	$-0-	$-0-	$.10

Stockholders' Equity

Per Share:	$8.30	$7.75	$9.21	$9.01	$9.56

Return on Sales	4.2%	(16.1%)	2.0%	(4.3%)	(2.2%)

Return on Assets	6.0%	(15.6%)	2.0%	(5.4%)	(2.9%)

Return on Equity	6.7%	(17.1%)	2.2%	(6.0%)	(3.5%)

Closing Stock Price	$5.30	$4.10	$4.71	$2.50	$4.50

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

ITEM 8B. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $-0- on its revolving credit facility at September 30, 2004, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2005, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-KSB.

The following is a list of the executive officers of the Company as of September 30, 2004. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Senior Vice President of Finance and Chief Financial Officer in February 2004. Mr. Zoloty was Vice President of Finance and Chief Financial Officer since May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Senior Vice President of Sales and Marketing by the Board of Directors in February 2004. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May 1999. He joined the Company in April 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	64

Senior Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	52

Senior Vice President, Sales and Marketing	Thomas F. Bauman	61

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Hickok has historically operated under informal ethical guidelines, under which the Company's principal executive, financial, and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization and has adopted a written Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2005, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2004 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	158,333	$7.11	62,200

Equity compensation plans not approved by security holders	-	-	-

Total	158,333		62,200

Other information required by this Item 11 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2005, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2005, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. EXHIBITS

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 7:

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 13 hereof.

SEQUENTIAL PAGE

Report of Independent Registered Public Accounting Firm as to Schedules

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2005, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 17th day of December, 2004.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 17th day of December, 2004:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Senior Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ James Moreland	Director
James Moreland

/s/ Hugh S. Seaholm	Director
Hugh S. Seaholm

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)	Loan Agreement, dated as of February 28, 2004, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004).

10(b)	Hickok Incorporated 1995 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(c)	Hickok Incorporated 1997 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(d)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(e)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(f)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

11	Computation of Net Income Per Common Share.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
The following pages contain the Consolidated Financial Statement Schedules as specified for Item 7 of Part II of Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2004 and 2003, and for each of the three years in the period ended September 30, 2004, and have issued our report thereon dated November 23, 2004; such consolidated financial statements and report are included in Part II, Item 7 of this Form 10-KSB. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in item 13. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 14, 2004
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           Col. A                    Col. B                   Col.C                    Col. D          Col. E
-----------------------             ----------   -------------------------------     -----------    ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period       Expenses          Accounts        Deductions      of Period
-----------------------------       ----------    ------------     -------------      -----------    ------------
Deducted from Asset Accounts:
                                                  Year Ended September 30, 2002
                                                  ------------------------------

 Reserve for doubtful accounts       $  43,000    $    (400) (1)     $  2,330 (2)     $   (270) (3)     $  46,000

 Reserve for inventory obsolescence  $  92,000    $ 348,123          $      -         $ 408,623 (4)     $  31,500

                                                  Year Ended September 30, 2003
                                                  ------------------------------

 Reserve for doubtful accounts       $  46,000    $ 132,484  (1)     $ 14,211 (2)     $  68,695 (3)     $ 124,000

 Reserve for inventory obsolescence  $  31,500    $ 361,506          $      -         $ 315,006 (4)     $  78,000

                                                  Year Ended September 30, 2004
                                                  ------------------------------

 Reserve for doubtful accounts       $ 124,000    $ (39,585) (1)     $  9,733 (2)     $  84,148 (3)     $  10,000

 Reserve for inventory obsolescence  $  78,000    $ 196,807          $      -         $ 168,807 (4)     $ 106,000

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

                                              HICKOK INCORPORATED

                                         SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                      Col. B       Col. C        Col. D            Col. E              Col. F
       --------                   ----------   ---------   ---------------   --------------   --------------------
                                                Weighted    Maximum Amount   Average Amount    Weighted Average
                                  Balance at    Average      Outstanding      Outstanding       Interest Rate
Category of Aggregate               End of      Interest     During the        During the        During the
Short-term Borrowings               Period        Rate          Period           Period (2)       Period (3)
------------------------          ----------   ---------   ---------------   --------------   --------------------

                                          Year Ended September 30, 2002
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $        -        $       -                 -%

                                          Year Ended September 30, 2003
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $        -        $       -                 -%

                                          Year Ended September 30, 2004
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $        -        $       -                 -%

(1) Note payable to bank represents borrowings under a revolving credit facility which expires
 February 28, 2005.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.