Form 10QSB
period 2004-12-31
HICKOK INC
filed 2005-02-11
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

As of February 10, 2005:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2004	2003
Net Sales
Product Sales	$1,821,359	$3,176,314
Service Sales	243,532	394,095

Total Net Sales	2,064,891	3,570,409

Cost and Expenses
Cost of Product Sold	1,159,799	1,631,486
Cost of Service Sold	188,016	216,644
Product Development	532,188	507,349
Marketing and Administrative Expenses	993,209	969,875
Interest Charges	516	504
Other Income	<75,979>	<16,159>

Total Costs and Expenses	2,797,749	3,309,699

Income <Loss> before Provision for Income Taxes	<732,858>	260,710

Provision for <Recovery of> Income Taxes	<249,100>	88,700

Net Income <Loss>	$<483,758>	$172,010

Earnings per Common Share:
Net Income <Loss>	$<.40>	$.14

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.40>	$.14

Dividends per Common Share	$.10	$-0-
See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEETS
	December 31, 2004 (Unaudited)	September 30, 2004 (Note)	December 31, 2003 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$232,990	$1,739,719	$2,123,844
Short-term Investments	2,823,027	2,051,863	-
Trade Accounts Receivable-Net	1,015,760	1,448,444	1,986,559
Inventories	3,701,165	3,860,225	3,825,764
Deferred Income Taxes	44,700	116,000	131,400
Prepaid Expenses	132,577	46,337	161,707

Total Current Assets	7,950,219	9,262,588	8,229,274

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,478,629	1,478,629	1,478,629
Machinery and Equipment	2,578,992	2,558,603	2,623,163

	4,286,710	4,266,321	4,330,881

Less: Allowance for Depreciation	3,267,509	3,191,894	3,117,794

Total Property - Net	1,019,201	1,074,427	1,213,087

Other Assets
Deferred Income Taxes	1,625,100	1,376,000	1,578,700
Deposits	1,750	1,750	1,750

Total Other Assets	1,626,850	1,377,750	1,580,450

Total Assets	$10,596,270	$11,714,765	$11,022,811

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statement

	December 31, 2004 (Unaudited)	September 30, 2004 (Note)	December 31, 2003 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Trade Accounts Payable	$189,461	$416,186	$706,237
Accrued Payroll & Related Expenses	302,000	726,192	253,257
Dividends Payable	121,125	-	-
Accrued Expenses	152,056	216,735	88,555
Accrued Stock Repurchase	-	33,300	-
Accrued Taxes Other Than Income	94,054	82,713	99,544
Accrued Income Taxes	128,934	133,934	245,634

Total Current Liabilities	987,630	1,609,060	1,393,227

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 756,399 shares outstanding (762,588, September 30, 2004 and 764,884, December 31, 2003)excluding 15,775 shares in treasury (12,916, September 30, 2004 and 9,586, December 31, 2003)	756,399	762,588	764,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	171,271	34,863	-
Contributed Capital	931,446	953,847	998,053
Retained Earnings	7,294,658	7,899,541	7,411,781

Total Stockholders' Equity	9,608,640	10,105,705	9,629,584

Total Liabilities and Stockholders' Equity	$10,596,270	$11,714,765	$11,022,811

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2004	2003

Cash Flows from Operating Activities:
Cash received from customers	$2,497,575	$3,281,399
Cash paid to suppliers and employees	<3,422,530>	<3,515,455>
Interest paid	<516>	<504>
Interest received	6,021	15,152
Income taxes <paid> refunded	<5,000>	-

Net Cash Provided By <Used In> Operating Activities	<924,450>	<219,408>

Cash Flows from Investing Activities:
Capital expenditures	<20,389>	<22,719>
Purchase of short-term investments	<500,000>	-
Sale of short-term investments	-	1,018,000

Net Cash Provided By <Used in> Investing Activities	<520,389>	995,281

Cash Flows from Financing Activities:
Purchase of Class A Shares	<61,890>	-

Net Cash Provided By <Used In> Financing Activities	<61,890>	-

Net increase <decrease> in cash and cash equivalents	<1,506,729>	775,873

Cash and cash equivalents at beginning of year	1,739,719	1,347,971

Cash and cash equivalents at end of first quarter	$232,990	$2,123,844

See Notes to Consolidated Financial Statements
	2004	2003

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<483,758>	$172,010
Adjustments to reconcile net Income <loss> to net cash provided by operating activities:
Depreciation and amortization	75,615	75,616
Dividends reinvested	<63,456>	-
Deferred income taxes	<249,100>	-
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	432,684	<289,010>
Decrease <Increase> in inventories	159,060	<534,436>
Decrease <Increase> in prepaid expenses	<86,240>	<114,326>
Increase <Decrease> in accounts payable	<226,725>	412,021
Increase <Decrease> in accrued payroll and related expenses	<424,192>	4,206
Increase <Decrease> in accrued expenses and accrued taxes other than income	<53,338>	<34,189>
Increase <Decrease> in accrued income taxes	<5,000>	88,700

Total Adjustments	<440,692>	<391,418>

Net Cash Provided By <Used In> Operating Activities	$<924,450>	$<219,408>

Non-cash disclosures: Dividends payable	$121,125	$ -

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2004

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

2. Short-term Investments

Investments are comprised of marketable securities in the form of mutual funds or short-term corporate notes. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term corporate debt securities are considered as held-to-maturity with the cost approximating the market value and a maturity date of less than one year from the date of purchase. Short-term investments are as follows:

	December 31,		December 31,
	2004		2003
	COST	MARKET	COST	MARKET
Short-term corporate debt securities	$ -	$ -	$ -	$ -

Mutual funds	$2,500,000	$2,823,027

Less Cost		2,500,000
Less Dividends reinvested		63,456

Gross unrealized gains (losses) on short-term investments		259,571

Deferred income taxes		88,300

Accumulated comprehensive income (net of tax)		$171,271

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2004	September 30, 2004	December 31, 2003

Components	$2,549,219	$2,734,901	$2,289,943
Work-in-Process	477,037	435,516	914,840
Finished Product	674,909	689,808	620,981

	$3,701,165	$3,860,225	$3,825,764

The above amounts are net of reserve for obsolete inventory in the amount of $169,867, $106,000 and $141,265 for the periods ended December 31, 2004, September 30, 2004 and December 31, 2003 respectively.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 125,000 Class A shares were outstanding at December 31, 2004 (125,000 shares at September 30, 2004 and 129,900 shares at December 31, 2003) at prices ranging from $3.125 to $17.25 per share. No options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2004.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares (less 33,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 45,000 Class A shares were outstanding at December 31, 2004 (45,000 shares at September 30, 2004 and 39,000 shares at December 31, 2003) at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 19, 2007.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2004:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	80,150	$3.78	6.8
$7.13 - 10.75	37,900	$9.45	3.0
$17.25	6,950	$17.25	1.0

	125,000	$6.25

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 4.25	16,000	$3.81	7.7	10,333	$3.91
$7.13 - 8.50	17,000	$7.82	4.9	11,000	$8.13
$12.25 - 18.00	12,000	$15.63	2.0	12,000	$15.63

	45,000	$8.48		33,333	$9.52

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2004 and 2003 respectively: a risk free interest rate of 4.0% and 3.0%; an expected life of 6 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .44 and .60.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended December 31,
	2004	2003

Net Income <Loss> as reported	$<483,758>	$172,010

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	2,723	2,348

Pro forma Net Income <Loss>	$<486,481>	$169,662

Basic and diluted Income <Loss> per share as reported	$<.40>	$.14

Pro forma basic and diluted Income <Loss> per share	$<.40>	$.14

Unissued shares of Class A common stock (624,866 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

	Three Months ended December 31,
	2004	2003
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<483,758>	$172,010

Shares denominator	1,213,073	1,219,750

Per share amount	$<.40>	$.14

Effect of Dilutive Securities
Average shares outstanding	1,213,073	1,219,750
Stock options	-	18,472

	1,213,073	1,238,222

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<483,758>	$172,010

Per share amount	$<.40>	$.14

Options to purchase 170,000 and 92,650 shares of common stock during the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2004	2003
Net Sales
Indicators and Gauges	$424,273	$311,144
Automotive Diagnostic Tools and Equipment	1,640,618	3,259,265

	$2,064,891	$3,570,409

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$<42,606>	$7,346
Automotive Diagnostic Tools and Equipment	<373,771>	609,473
General Corporate Expenses	<316,481>	<356,109>

	$<732,858>	$260,710

Asset Information
Indicators and Gauges	$701,639	$705,300
Automotive Diagnostic Tools and Equipment	4,012,901	5,080,066
Corporate	5,881,730	5,237,445

	$10,596,270	$11,022,811

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,010,487	$3,496,703
Canada	42,189	37,418
Other foreign countries	12,215	36,288

	$2,064,891	$3,570,409

All export sales to Canada and other foreign countries are made in United States of America Dollars.

8. Comprehensive Income

	Three Months Ended December 31,
	2004	2003
Net Income <Loss>	$<483,758>	$172,010

Unrealized Gain <Loss> on Investments (net of tax)	136,408	-

Comprehensive Income <Loss>	$<347,350>	$172,010

9. Tender Offer

On August 11, 2004, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in connection with a Tender Offer to purchase for cash all Class A common shares, $1 par value, held by holders of 99 or fewer shares as of the close of business on August 2, 2004. The purpose of the tender offer was generally to reduce the Company's number of shareholders of record to fewer than 300 to allow the Company to terminate its' reporting obligation under the Securities Exchange Act of 1934. The Company paid $10 per Class A common share properly tendered by eligible shareholders. The offer expired on December 15, 2004.

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

During the tender offer a number of brokerage firms transferred nominees from "street name" to individual registered shareholders of Hickok Class A common stock thereby creating additional shareholders of record. As a result these transfers prevented the outcome sought by the Company. At the close of the tender offer on December 15, 2004 the Company purchased 6,189 shares from 147 shareholders of record and several brokerage firms for $61,890 ($33,300 was accrued as of September 30, 2004). Following the completion of the tender offer the number of shareholders of record of the Company was approximately 400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 2004 through December 31, 2004)
Fiscal 2005 Compared to First Quarter Fiscal 2004
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $424,273 and $311,144 for the first quarter of fiscal 2005 and fiscal 2004, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $1,640,618 and $3,259,265 for the first quarter of fiscal 2005 and fiscal 2004, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2004 were $1,821,359 versus $3,176,314 for the quarter ended December 31, 2003. The decrease in product sales during the current quarter of approximately $1,355,000 was volume related due primarily to lower sales of automotive diagnostic products, primarily, aftermarket products which include emissions products. Fiscal 2004 sales included approximately $1,372,000 that resulted from the rollout of the Pennsylvania emissions program. No equivalent program occurred in Fiscal 2005. Sales of indicator products and fastening systems products increased by approximately $117,000 and $19,000, respectively while other automotive diagnostic products sales declined by approximately $119,000. Product sales are expected to increase moderately during the remainder of the fiscal year.

Service sales for the quarter ended December 31, 2004 were $243,532 versus $394,095 for the quarter ended December 31, 2003. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to both product repair sales and training related programs is expected to increase slightly for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2005 was $1,159,799 (63.7% of product sales) as compared to $1,631,486 (51.4% of product sales) in the first quarter of fiscal 2004. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is anticipated to decrease moderately during the balance of the fiscal year.

Cost of service sold in the first quarter of fiscal 2005 was $188,016 (77.2% of service sales) as compared to $216,644 (55.0% of service sales) in the first quarter of fiscal 2004. The increase in the cost of services sold percentage was primarily due to lower sales volume, lower plant untilization and somewhat higher warranty costs. The current cost of services sold percentage is anticipated to decrease moderately for the balance of the fiscal year.

Product development expenses were $532,188 in the first quarter of fiscal 2005 (29.2% of product sales) as compared to $507,349 (16.0% of product sales) in the first quarter of fiscal 2004. The dollar increase was due primarily to increased labor costs while the percentage increase was due to lower product sales. The current level of product development expenses is expected to increase slightly for the balance of the fiscal year.

Marketing and administrative expenses were $993,209 (48.1% of total net sales) in the first quarter of 2005 versus $969,875 (27.2% of total net sales) for the same period a year ago. The percentage increase was due to the decrease in the level of total sales for the current quarter. Marketing expenses were approximately $601,000 in the first quarter of fiscal 2005 versus $598,000 for the same period a year ago. Within marketing expenses, increases were in sales promotion of $10,000, travel expenses of $16,000 and other fixed and variable marketing expenses of approximately $25,000, offset in part by a decrease in other variable sales expenses such as royalties of $26,000 and advertising of $19,000. Administrative expenses were approximately $392,000 in the first quarter of fiscal 2005 versus $372,000 for the same period a year ago. The dollar increase during the current fiscal quarter was due primarily to higher communication equipment rental of approximately $8,000. Also contributing to the dollar increase were higher professional fees and insurance of approximately $5,000 and $3,000, respectively. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $516 in the first quarter of fiscal 2005 which compares with $504 in the first quarter of fiscal 2004. The current level of interest expense is expected to continue for the remainder of fiscal 2005.

Other income was $75,979 in the first quarter of fiscal 2005 which compares with $16,159 in the first quarter of fiscal 2004. Other income consists primarily of dividend income on short-term investments, interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings associated with emissions product. The increase is due primarily to dividend income reinvested during the current quarter.

The net loss in the first quarter of fiscal 2005 was $483,758. The net loss for the current quarter is primarily the result of lower sales volume. This compares with net income in the first quarter of fiscal 2004 of $172,010.

Management believes the first quarter results were due to the seasonality of the markets in which the Company participates. In fiscal 2004 this seasonality was largely masked by the rollout of a large emissions testing program in the state of Pennsylvania in which the Company participated. The first and second calendar quarters are typically much stronger than the fourth calendar quarter. In addition, the Company continues to invest in two possible opportunities that, if they go forward, could result in substantial future revenues. These two large opportunities are more fully discussed in the Company’s 2004 fiscal year Form 10-KSB filing and the Company's 2004 Annual Report to Shareholders. With the projected continuing growth in the Company’s core businesses, management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

Unshipped customer orders as of December 31, 2004 were $1,561,000 versus $3,626,000 at December 31, 2003. The decrease was due primarily to lower orders in automotive diagnostic products of $1,869,000, specifically, $1,799,000 for emission products that were largely associated with a state of Pennsylvania emissions program. Also contributing to the decrease was $206,000 for training programs. The Company anticipates that most of the current backlog will be shipped in fiscal 2005.

Liquidity and Capital Resources

Total current assets were $7,950,219, $9,262,588 and $8,229,274 at December 31, 2004, September 30, 2004 and December 31, 2003, respectively. The decrease of approximately $279,000 from December to December is due primarily to the decrease in cash and cash equivalents, accounts receivable and inventories of $1,891,000, $971,000 and $125,000 respectively, offset in part by an increase in short-term investments of approximately $2,823,000. The decrease from September 30, 2004 and December 31, 2004 is due primarily to the decrease in cash and cash equivalents, accounts receivable and inventories of $1,507,000, $433,000 and $159,000 respectively, offset in part by an increase in short-term investments of approximately $771,000. The decreases are due to decreased sales and inventory purchasing volume during the current quarter.

Working capital as of December 31, 2004 amounted to $6,962,589 as compared with $6,836,047 a year earlier. Current assets were 8.0 times current liabilities and total cash, short-term investments and receivables were 4.1 times current liabilities. These ratios compare to 5.9 and 3.0, respectively, at December 31, 2003.

Internally generated funds during the three months ended December 31, 2004 were a negative $924,450 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $20,389. The primary reason for the negative cash flow from operations was the net loss. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2005.

Shareholders' equity during the three months ended December 31, 2004 decreased by $497,065 which was the net loss during the period of $483,758 plus $121,125 dividends declared plus $28,590 for the purchase of 2,859 Class A shares tendered that were placed in treasury less $136,408 accumulated comprehensive income from investments.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. At December 31, 2004, the Company had no outstanding balance under this loan facility. The agreement expires in February 2005 and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements related to tangible net worth minimums of $9,000,000, maintenance of a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The Company is in compliance with these covenants. Management is currently in negotiation with its financial lender regarding renewal of the facility, and is confident that a facility can be negotiated at acceptable terms.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-KSB for the year ended September 30, 2004.

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

ITEM 3: CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 in ensuring that information required to be disclosed by the Company in the reports it files and submits under  the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control or financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description

11	Statement Regarding Computation of Earnings Per share and Common Share Equivalents

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2005	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer