Form 10QSB
period 2005-03-31
HICKOK INC
filed 2005-05-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

As of May 6, 2005:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2005	2004	2005	2004
Net Sales
Product Sales	$2,558,706	$5,472,436	$4,380,065	$8,648,750
Service Sales	283,375	399,207	526,907	793,302

Total Net Sales	2,842,081	5,871,643	4,906,972	9,442,052

Costs and Expenses
Cost of Product Sold	1,366,659	2,792,245	2,526,458	4,423,731
Cost of Service Sold	216,537	210,707	404,553	427,351
Product Development	553,459	541,906	1,085,647	1,049,255
Marketing and Administrative Expenses	1,138,563	1,662,563	2,131,772	2,632,438
Interest Charges	2,052	304	2,568	808
Other Income	<47,679>	<19,960>	<123,658>	<36,119>

Total Costs and Expenses	3,229,591	5,187,765	6,027,340	8,497,464

Income <Loss> before Provision for Income Taxes	<387,510>	683,878	<1,120,368>	944,588

Income <Recovery of> Taxes	<131,900>	232,500	<381,000>	321,200

Net Income <Loss>	$<255,610>	$451,378	$<739,368>	$623,388

Earnings per Common Share:
Net Income <Loss>	$<.21>	$.37	$<.61>	$.51

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.21>	$.36	$<.61>	$.50

Dividends per Common Share	$ - 0 -	$ - 0 -	$.10	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS
	March 31, 2005 (Unaudited)	September 30, 2004 (Note)	March 31, 2004 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$249,126	$1,739,719	$3,001,513
Short-term Investments	2,445,394	2,051,863	-
Trade Accounts Receivable-Net	1,351,036	1,448,444	2,565,201
Inventories	3,805,055	3,860,225	3,832,354
Deferred Income Taxes	64,000	116,000	131,400
Prepaid Expenses	151,586	46,337	236,236

Total Current Assets	8,066,197	9,262,588	9,766,704

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,478,629	1,478,629	1,478,629
Machinery and Equipment	2,792,806	2,558,603	2,646,256

	4,500,524	4,266,321	4,353,974

Less: Allowance for Depreciation	3,350,114	3,191,894	3,193,408

Total Property - Net	1,150,410	1,074,427	1,160,566

Other Assets
Deferred Income Taxes	1,757,000	1,376,000	1,257,500
Deposits	1,750	1,750	1,750

Total Other Assets	1,758,750	1,377,750	1,259,250

Total Assets	$10,975,357	$11,714,765	$12,186,520

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2005 (Unaudited)	September 30, 2004 (Note)	March 31, 2004 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$ 500,000	$ -	$ -
Accounts Payable	440,776	416,186	856,728
Accrued Payroll & Related Expenses	383,781	726,192	842,309
Accrued Expenses	147,866	216,735	204,735
Accrued Stock Repurchase	-	33,300	-
Accrued Taxes Other Than Income	58,981	82,713	44,852
Accrued Income Taxes	128,934	133,934	156,934

Total Current Liabilities	1,660,338	1,609,060	2,105,558

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 756,379 shares outstanding (762,588, September 30, 2004 and 764,884, March 31, 2004)excluding 15,795 shares in treasury (12,916, September 30, 2004 and 9,586, March 31, 2004)	756,379	762,588	764,884

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	133,460	34,863	-
Contributed Capital	931,266	953,847	998,053
Retained Earnings	7,039,048	7,899,541	7,863,159

Total Stockholders' Equity	9,315,019	10,105,705	10,080,962

Total Liabilities and Stockholders' Equity	$10,975,357	$11,714,765	$12,186,520

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2005	2004

Cash Flows from Operating Activities:
Cash received from customers	$5,004,380	$8,574,400
Cash paid to suppliers and employees	<6,440,361>	<7,915,745>
Interest paid	<2,568>	<808>
Interest received	8,539	23,507
Income taxes <paid> refunded	<5,000>	-

Net Cash Provided By <Used In> Operating Activities	<1,435,010>	681,354

Cash Flows from Investing Activities:
Capital expenditures	<234,203>	<45,812>
Purchase of short-term investments	<500,000>	-
Proceeds on sale of fixed assets	12,020	-
Sale of short-term investments	349,815	1,018,000

Net Cash Provided By <Used In> Investing Activities	<372,368>	972,188

Cash Flows from Financing Activities:
Increase in short-term financing	500,000	-
Purchase of Class A Shares	<62,090>	-
Dividends paid	<121,125>	-

Net Cash Provided By <Used In> Financing Activities	316,785	-

Net increase <decrease > in cash and cash equivalents	<1,490,593>	1,653,542

Cash and cash equivalents at beginning of year	1,739,719	1,347,971

Cash and cash equivalents at end of second quarter	$249,126	$3,001,513

See Notes to Consolidated Financial Statements

	2005	2004

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<739,368>	$623,388
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation and amortization	158,220	151,230
Dividends reinvested	<68,092>	-
Gain on disposal of investments	<24,658>	-
Gain on disposal of fixed assets	<12,020>	-
Deferred income taxes	<381,000>	321,200
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	97,408	<867,652>
Decrease <Increase> in inventories	55,170	<541,026>
Decrease <Increase> in prepaid expenses	<105,248>	<188,855>
Increase <Decrease> in accounts payable	24,590	562,512
Increase <Decrease> in accrued payroll and related expenses	<342,411>	593,258
Increase <Decrease> in accrued expenses and accrued taxes other than income	<92,601>	27,299
Increase <Decrease> in accrued income taxes	<5,000>	-

Total Adjustments	<695,642>	57,966

Net Cash Provided By <Used In> Operating Activities	$<1,435,010>	$681,354

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

2. Short-term Investments

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	March 31, 2005	September 30, 2004	March 31, 2004
Fair market value Mutual funds	$2,445,394	$2,051,863	$ -
Less Cost	2,242,934	2,000,000	-

Gross unrealized gains (losses) on short-term investments	202,460	51,863	-
Deferred income taxes	69,000	17,000	-

Accumulated comprehensive income (net of tax)	$133,460	$34,863	$ -

Gains (Losses):
Gross unrealized gains	$202,460	$51,863	$ -
Gross unrealized losses	-	-	-

	$202,460	$51,863	$ -

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2005	September 30, 2004	March 31, 2004

Components	$2,679,839	$2,734,901	$2,155,849
Work-in-Process	457,495	435,516	1,215,943
Finished Product	667,721	689,808	460,562

	$3,805,055	$3,860,225	$3,832,354

The above amounts are net of reserve for obsolete inventory in the amount of $236,525, $106,000 and $202,418 for the periods ended March 31, 2005, September 30, 2004 and March 31, 2004 respectively.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 125,000 Class A shares were outstanding at March 31, 2005 (125,000 shares at September 30, 2004 and 127,900 shares at March 31, 2004) at prices ranging from $3.125 to $17.25 per share. Options for 2,000 shares were canceled during the three month period ended March 31, 2004, at $11.75 per share. No other options were granted, exercised or canceled during the three or six month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at March 31, 2005.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 45,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 45,000 Class A shares were outstanding at March 31, 2005 (45,000 shares at September 30, 2004 and 45,000 shares at March 31, 2004) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2005 and March 31, 2004, at a price of $6.45 and $7.25 per share respectively. Options for 6,000 shares were canceled during the three month period ended March 31, 2005 at $16.125 per share. All outstanding options under the Directors Plans become fully exercisable on February 24, 2008.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2005:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	80,150	$3.78	6.1
$7.13 - 10.75	37,900	$9.45	2.7
$17.25	6,950	$17.25	.8

	125,000	$6.25

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 6.45	22,000	$4.53	6.9	14,000	$3.83
$7.13 - 8.50	17,000	$7.82	4.7	13,000	$7.99
$12.25 - 18.00	6,000	$15.13	2.0	6,000	$15.13

	45,000	$7.19		33,000	$7.52

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2005 and 2004 respectively: a risk free interest rate of 4.9% and 4.0%; an expected life of 8 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .41 and .44.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended March 31,	Six months ended March 31,

	2005	2004	2005	2004
Net Income <Loss> as reported	$<255,610>	$451,378	$<739,368>	$623,388

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	3,008	2,723	5,731	5,071

Pro forma Net Income <Loss>	$<258,618>	$448,655	$<745,099>	$618,317

As Reported:
Basic Income <Loss> per share	$<.21>	$.37	$<.61>	$.51

Diluted Income <Loss> per share	$<.21>	$.36	$<.61>	$.50

Pro forma:
Basic Income <Loss> per share	$<.21>	$.37	$<.61>	$.51

Diluted Income <Loss> per share	$<.21>	$.36	$<.61>	$.49

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

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,

	2005	2004	2005	2004
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<255,610>	$451,378	$<739,368>	$623,388

Shares denominator	1,211,246	1,219,750	1,212,169	1,219,750

Per share amount	$<.21>	$.37	$<.61>	$.51

Effect of Dilutive Securities
Average shares outstanding	1,211,246	1,219,750	1,212,169	1,219,750
Stock options	-	35,492	-	35,492

	1,211,246	1,255,242	1,212,169	1,255,242

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<255,610>	$451,378	$<739,368>	$623,388

Per share amount	$<.21>	$.36	$.<61>	$.50

Options to purchase 170,000 and 172,900 shares of common stock during the second quarter of fiscal 2005 and the second quarter of fiscal 2004, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the first six month period of fiscal 2005 and the first six month period of fiscal 2004 options to purchase 170,000 and 172,900 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the options's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2005	2004	2005	2004
Net Revenue
Indicators and Gauges	$549,886	$422,033	$974,159	$733,177
Automotive Diagnostic Tools and Equipment	2,292,195	5,449,610	3,932,813	8,708,875

	$2,842,081	$5,871,643	$4,906,972	$9,442,052

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$43,727	$150,864	$1,121	$158,210
Automotive Diagnostic Tools and Equipment	<57,617>	1,403,539	<431,388>	2,013,012
General Corporate Expenses	<373,620>	<870,525>	<690,101>	<1,226,634>

	$<387,510>	$683,878	$<1,120,368>	$944,588

Asset Information
Indicators and Gauges			$665,244	$666,323
Automotive Diagnostic Tools and Equipment			4,488,886	5,711,986
Corporate			5,821,227	5,808,211

			$10,975,357	$12,186,520

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,756,528	$5,751,897	$4,767,015	$9,248,600
Canada	40,343	76,568	82,532	113,986
Other foreign countries	45,210	43,178	57,425	79,466

	$2,842,081	$5,871,643	$4,906,972	$9,442,052

All export sales to Canada and other foreign countries are made in United States of America Dollars.

8. Comprehensive Income
Three Months Ended March 31,	Six Months Ended March 31,

	2005	2004	2005	2004
Net Income <Loss>	$<255,610>	$451,378	$<739,368>	$623,388

Unrealized gain <loss> on investments (net of tax)	<15,998>	-	104,299	-
Reclassification adjustment for gain <loss> included in net earnings	<21,813>	-	<5,702>	-

Comprehensive Income <Loss>	$<293,421>	$451,378	$<640,771>	$623,388

Gains (Losses):
Gross realized gains	$24,658	-	$24,658	-
Gross realized losses	-	-	-	-

9. Tender Offer

On August 11, 2004, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in connection with a Tender Offer to purchase for cash all Class A common shares, $1 par value, held by holders of 99 or fewer shares as of the close of business on August 2, 2004. The purpose of the tender offer was generally to reduce the Company's number of shareholders of record to fewer than 300 to allow the Company to terminate its' reporting obligations under the Securities Exchange Act of 1934. The Company paid $10 per Class A common share properly tendered by eligible shareholders. The offer expired on December 15, 2004.

The Board of Directors and management pursued this offer under the belief that the Company derives little benefit from the status of being a public company. In addition, the costs associated with certain provisions of the Sarbanes-Oxley Act, which are required to be in place in fiscal 2006 become even more significant given our size and the relative benefits we can derive from being public. Although well intended, Sarbanes-Oxley compliance could mean significant increases for the Company in annual accounting, legal and insurance costs for remaining public and could significantly affect the size of the Board of Directors and the time management will be able to devote to operating the business.

During the tender offer a number of brokerage firms transferred nominees from "street name" to individual registered shareholders of Hickok Class A common stock thereby creating additional shareholders of record. As a result these transfers prevented the outcome sought by the Company. At the close of the tender offer on December 15, 2004 the Company purchased 6,209 shares from 148 shareholders of record and several brokerage firms for $62,090 ($33,300 was accrued as of September 30, 2004). Following the completion of the tender offer the number of shareholders of record of the Company was approximately 400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 2005 through March 31, 2005)
Fiscal 2005 Compared to Second Quarter Fiscal 2004
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $549,886 and $422,033 for the second quarter of fiscal 2005 and fiscal 2004, respectively and $974,159 and $733,177 for the first six months of fiscal 2005 and fiscal 2004, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $2,292,195 and $5,449,610 for the second quarter of fiscal 2005 and fiscal 2004, respectively, and $3,932,813 and $8,708,875 for the first six months of fiscal 2005 and fiscal 2004, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2005 were $2,558,706 versus $5,472,436 for the quarter ended March 31, 2004. The 53% decrease in product sales during the current quarter of approximately $2,914,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, aftermarket products which include emissions products. Second quarter fiscal 2004 sales included approximately $3,235,000 that resulted from the rollout of the Pennsylvania emissions program. No equivalent program occurred in fiscal 2005. Sales of indicator products and fastening system products increased by approximately $120,000 and $7,000, respectively while other non-emission automotive diagnostic product sales declined by approximately $157,000. Product sales are expected to increase moderately during the Company's third and fourth fiscal quarters.

Service sales for the quarter ended March 31, 2005 were $283,375 versus $399,207 for the quarter ended March 31, 2004. The decrease was volume related and due primarily to a lower sales volume for both chargeable repairs and training related programs. The current level of service sales related to both product repair sales and training related programs is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2005 was $1,366,659 (53.4% of product sales) as compared to $2,792,245 (51.0% of product sales) in the second quarter of fiscal 2004. The increase in the cost of product sold percentage was due primarily to lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is anticipated to decrease modestly during the balance of the fiscal year due to product mix.

Cost of service sold in the second quarter of fiscal 2005 was $216,537 (76.4% of service sales) as compared to $210,707 (52.8% of service sales) in the second quarter of fiscal 2004. The increase in the cost of services sold percentage was primarily due to lower sales volume, lower plant utilization and higher warranty costs. The current cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $553,459 in the second quarter of fiscal 2005 (21.6% of product sales) as compared to $541,906 (9.9% of product sales) in the second quarter of fiscal 2004. The dollar increase was due primarily to increased labor cost while the percentage increase was due to lower product sales. The current level of product development expenses is expected to decrease slightly for the balance of the fiscal year.

Marketing and administrative expenses were $1,138,563 (40.1% of total sales) in the second quarter of 2005 versus $1,662,563 (28.3% of total sales) for the same period a year ago. The percentage increase was due to the decrease in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $719,000 in the second quarter of fiscal 2005 versus $772,000 for the same period a year ago. Within marketing expenses, increases were in advertising of $61,000 and travel expenses of $23,000, offset in part by a decrease in other variable sales expenses such as commissions of $94,000 and royalties of $34,000. Administrative expenses were approximately $419,000 in the second quarter of fiscal 2005 versus $890,000 for the same period a year ago. The dollar decrease during the current fiscal quarter was due primarily to the absence of a bonus provision. Included in administrative expenses in the second quarter of fiscal 2004 was a bonus provision of approximately $459,000. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $2,052 in the second quarter of fiscal 2005 which compares with $304 in the second quarter of fiscal 2004. The increase was due to short-term borrowing during the second quarter of fiscal 2005. The current level of interest expense is expected to continue for the remainder of fiscal 2005.

Other income was $47,679 in the second quarter of fiscal 2005 which compares with $19,960 in the second quarter of fiscal 2004. Other income consists primarily of dividend income on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets and interest income on cash and cash equivalents invested. The increase is due primarily to gain on sale of short-term investments of approximately $25,000.

The net loss in the second quarter of fiscal 2005 was $255,610 which compares with net income of $451,378 in the second quarter of fiscal 2004. The net loss for the current quarter is primarily the result of lower sales volume. The prior year second quarter net income was primarily the result of sales from emission products in connection with the Pennsylvania program.

Unshipped customer orders as of March 31, 2005 were $1,586,000 versus $2,957,000 at March 31, 2004. The decrease was due primarily to lower orders in the automotive diagnostic products of $1,043,000, specifically, $226,000 for non-emission aftermarket products and $817,000 for emission products. Also contributing to the decrease was $135,000 for indicators and gauges and $184,000 for training programs. Fastening product backlog decreased by approximately $9,000. Most of the current backlog is expected to be shipped by the end of fiscal 2005.

Results of Operations, Six Months Ended March 31, 2005
Compared to Six Months Ended March 31, 2004

Product sales for the six months ended March 31, 2005 were $4,380,065 versus $8,648,750 for the same period in fiscal 2004. The 49% decrease in product sales during the first six months of the current fiscal year of approximately $4,269,000 was volume related due primarily to lower sales of emissions products. Emission products sales decreased approximately $4,480,000 largely as a result of the Pennsylvania emissions program completion in fiscal 2004 while non-emission product sales declined by approximately $67,000. Sales of indicator products and fastening systems product increased by approximately $252,000 and $26,000, respectively. Product sales are expected to increase modestly during the Company's third and fourth fiscal quarters.

Service sales for the six months ended March 31, 2005 were $526,907 compared with $793,302 for the same period in fiscal 2004. The decrease was volume related and due primarily to a lower sales volume for both chargeable repairs and training related programs. The current level of service sales related to both product repair sales and training related programs is expected to continue for the balance of the fiscal year.

Cost of product sold was $2,526,458 or (57.7 % of product sales) compared to $4,423,731 (51.1% of product sales) for the six months ended March 31, 2004. This increase in the cost of product sold percentage was due primarily to lower product sales, lower plant utilization and a change in product mix. The cost of product sold percentage is expected to decrease modestly in the second half of the fiscal year due to product mix.

Cost of service sold was $404,553 (76.8 % of service sales) compared with $427,351 (53.9% of service sales) for the six months ended March 31, 2004. The dollar decrease was due primarily to lower repair sales for the first six months of the current fiscal year. The increase in the cost of services sold percentage was primarily due to lower sales volume, lower plant utilization and higher warranty costs. The cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $1,085,647 (24.8% of product sales) compared to $1,049,255 (12.1% of product sales) for the six months ended March 31, 2004. The dollar increase was due primarily to higher labor costs. The percentage increase was due to lower product sales during the first six months of the current fiscal year. The current level of product development expenditures is expected to decrease slightly for the second half of the fiscal year.

Marketing and administrative expenses were $2,131,772 for the six months ended March 31, 2005 (43.4% of total sales) versus $2,632,438 (27.9% of total sales) for the six months ended March 31, 2004. The percentage increase was due to lower net sales during the first six months of the current fiscal year. Marketing expenses were approximately $1,321,000 during the first six months of the current fiscal year versus $1,370,000 for the same period a year ago. Within marketing expenses, increases were in advertising of $42,000 and travel expenses of $42,000, offset in part by a decrease in other variable sales expenses such as commissions of $89,000 and royalties of $60,000. Administrative expenses were approximately $811,000 during the first six months of the current fiscal year versus $1,262,000 for the same period a year ago. The dollar decrease during the first six month of the current fiscal year was due primarily to employee bonus provisions. There was no bonus provision during the first six months of the current fiscal year versus approximately $459,000 for the same period a year ago. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $2,568 for the six months ended March 31, 2005, and $808 for the same period in 2004. This increase was due to due to short-term borrowing during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2005.

Other income of $123,658 compares with other income of $36,119 in the same period last year. Other income consists primarily of dividend income reinvested on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets, interest income on cash and cash equivalents. The increase is due primarily to an increase in dividend income from short-term investments and gain on sale of short-term  investments of approximately $68,000 and $25,000, respectively. The current level of other income is expected to continue for the remainder of fiscal 2005 due to the Company's intent to invest its excess cash in higher yield investments.

The net loss for the six months ended March 31, 2005 was $739,368 compared with net income of $623,388 for the six months ended March 31, 2004. The net loss for the first half of fiscal 2005 is primarily the result of lower sales volume.

Management anticipates that the recent rollout of two new automotive diagnostic products could increase the Company's core business during the second half of the fiscal year. The Company has chosen not to employ certain cost cutting measures as it continues to invest in two possible opportunities that, if they go forward, could result in substantial future revenue. These two large opportunities are more fully discussed in the Company's 2004 fiscal year Form 10-KSB filing and the Company's 2004 Annual Report to Shareholders. Current assessments are that these opportunities will not effect fiscal year 2005 revenues significantly. In addition, Management anticipates that as the economy improves future core business sales could increase. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $8,066,197, $9,262,588 and $9,766,704 at March 31, 2005, September 30, 2004 and March 31, 2004, respectively. The decrease of approximately $1,701,000 from March to March is due primarily to the decrease in accounts receivable, inventories, deferred taxes and prepaid expenses of $1,214,000, $27,000, $67,000 and $85,000 respectively. Accounts receivable and inventory decreased due to the lower sales and inventory purchasing volume. Cash decreased by approximately $2,752,000 while short-term investments increased by $2,445,000. The decrease from September to March of approximately $1,196,000 is due primarily to the decrease in cash of $1,491,000 offset in part by an increase in short-term investments of approximately $394,000. Also contributing to the decline was a decrease in accounts receivable, inventory and deferred taxes of $97,000, $55,000 and $52,000 respectively. Prepaid expenses increased by approximately $105,000.

Working capital as of March 31, 2005 amounted to $6,405,859 as compared with $7,661,146 a year earlier. Current assets were 4.9 times current liabilities and total cash, short-term investments and receivables were 2.4 times current liabilities. These ratios compare to 4.6 and 2.6, respectively, at March 31, 2004. The quick ratio was 1.0 compared to 2.6 a year ago.

Internally generated funds during the six months ended March 31, 2005 were a negative $1,435,010 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $234,203. The primary reason for the negative cash flow from operations was the net loss during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2005.

Shareholders' equity during the six months ended March 31, 2005 decreased by $790,686 which was equal to the net loss during the period of $739,368, plus dividends paid of $121,125, plus $28,790 paid for the purchase of 2,879 Class A shares tendered that were placed in treasury,  less $98,597 accumulated comprehensive income from investments.

On February 18, 2005, the Company renewed its credit agreement with its financial lender. The agreement expires in February 2006 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements that require the Company to maintain a tangible net worth minimum of $9,000,000, a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-KSB for the year ended September 30, 2004.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, and (e) the Company's ability to capitalize on market opportunities including state automotive emissions programs and OEM tool programs.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control or financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on February 23, 2005, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,832,268	66,670
T. Harold Hudson	1,832,868	66,070
James T. Martin	1,830,868	68,070
Michael L. Miller	1,832,068	66,870
James N. Moreland	1,831,068	67,870
Hugh S. Seaholm	1,832,068	66,870
Janet H. Slade	1,832,468	66,470

For information on how the votes have been tabulated for the above, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders.

ITEM 5. OTHER INFORMATION

On February 18, 2005 the Company renewed its credit agreement with Huntington National Bank, its financial lender. The agreement expires in February 2006 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. Under the terms of the credit agreement and related note, the Company is required to pay the lender all outstanding principal and interest due under the note in one payment on February 28, 2006. In addition, the Company is required to make monthly interest payments to the lender.

The credit agreement contains customary covenants, including but not limited to, limitations on the Company’s ability to incur liens, make acquisitions and investments, or sell or transfer assets and stock. The credit agreement also contains affirmative covenant requirements that require the Company to maintain a tangible net worth minimum of $9,000,000, a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated.  Such events of default include payment defaults to lenders under the credit facility, covenant defaults, payment defaults (other than under the credit facility), certain ERISA defaults, change of control and other customary defaults. The description set forth in this Item 5 is qualified in its entirety by reference to the full text of the note filed as Exhibit 10(a) to this Form 10-QSB and the full text of the credit agreement filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.

ITEM 6. EXHIBITS

Exhibit No.	Description

10(a)	Promissory Note dated February 18, 2005 by and between the Company and Huntington National Bank

11	Statement Regarding Computation of Earnings Per share and Common Share Equivalents

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer