Form 10QSB
period 2005-06-30
HICKOK INC
filed 2005-08-12
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

As of August 8, 2005:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2005	2004	2005	2004
Net Sales
Product Sales	$2,527,527	$3,402,631	$6,907,592	$12,051,381
Service Sales	233,595	385,897	760,502	1,179,199

Total Net Sales	2,761,122	3,788,528	7,668,094	13,230,580

Costs and Expenses
Cost of Product Sold	1,440,559	1,630,608	3,967,017	6,054,339
Cost of Service Sold	204,720	277,524	609,273	704,875
Product Development	526,482	553,683	1,612,129	1,602,938
Marketing and Administrative Expenses	1,112,569	1,209,885	3,244,341	3,842,323
Interest Charges	9,192	337	11,760	1,145
Other <Income> Expense	<12,863>	<17,186>	<136,521>	<53,305>

Total Costs and Expenses	3,280,659	3,654,851	9,307,999	12,152,315

Income <Loss> before Provision for Income Taxes	<519,537>	133,677	<1,639,905>	1,078,265
Income <Recovery of> Taxes	<177,000>	45,800	<558,000>	367,000

Net Income <Loss>	$<342,537>	$87,877	$<1,081,905>	$711,265

Earnings per Common Share:
Net Income <Loss>	$<.28>	$.07	$<.89>	$.58

Earnings per Common Share
Assuming Dilution:
Net Income <Loss>	$<.28>	$.07	$<.89>	$.57

Dividends per Common Share	$ - 0 -	$ - 0 -	$.10	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	September 30, 2004 (Note)	June 30, 2004 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$169,654	$1,739,719	$3,535,957
Short-term Investments	2,514,527	2,051,863	-
Trade Accounts Receivable - Net	1,273,829	1,448,444	2,016,072
Inventories	3,685,390	3,860,225	3,675,670
Deferred Income Taxes	43,000	116,000	131,400
Prepaid Expenses	128,704	46,337	65,137

Total Current Assets	7,815,104	9,262,588	9,424,236

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,478,629	1,478,629	1,478,629
Machinery and Equipment	2,816,262	2,558,603	2,679,382

	4,523,980	4,266,321	4,387,100

Less: Allowance for Depreciation	3,429,224	3,191,894	3,269,023

Total Property - Net	1,094,756	1,074,427	1,118,077

Other Assets
Deferred Income Taxes	1,934,000	1,376,000	1,211,700
Deposits	1,750	1,750	1,750

Total Other Assets	1,935,750	1,377,750	1,213,450

Total Assets	$10,845,610	$11,714,765	$11,755,763

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2005 (Unaudited)	September 30, ____2004___ (Note)	June 30, 2004 (Unaudited)
Liabilities
Current Liabilities
Short-term Financing	$800,000	$ -	$ -
Accounts Payable	361,109	416,186	341,113
Accrued Payroll & Related Expenses	328,825	726,192	836,795
Accrued Expenses	160,443	216,735	208,250
Accrued Stock Repurchase	-	33,300	-
Accrued Taxes Other Than Income	52,944	82,713	62,034
Accrued Income Taxes	128,934	133,934	151,934

Total Current Liabilities	1,832,255	1,609,060	1,600,126

Stockholders' Equity
Class A, $1.00 par value; authorized	756,379	762,588	762,588
3,750,000 shares; 756,379 shares outstanding (762,588 shares outstanding at September 30, 2004 and June 30, 2004) excluding 15,795 shares in treasury (12,916, September 30, 2004 and 9,586, June 30, 2004)

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Accumulated Comprehensive Income (net
of tax)	174,333	34,863	-
Contributed Capital	931,266	953,847	987,147
Retained Earnings	6,696,511	7,899,541	7,951,036

Total Stockholders' Equity	9,013,355	10,105,705	10,155,637

Total Liabilities and Stockholders' Equity	$10,845,610	$11,714,765	$11,755,763

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2005	2004

Cash Flows from Operating Activities:
Cash received from customers	$7,842,709	$12,912,057
Cash paid to suppliers and employees	<9,626,562>	<11,675,200>
Interest paid	<11,760>	<1,145>
Interest received	9,586	31,414
Income taxes <paid> refunded	<5,000>	<5,000>

Net Cash Provided By <Used In> Operating Activities	<1,791,027>	1,262,126

Cash Flows from Investing Activities:
Capital expenditures	<257,659>	<78,938>
Proceeds on sale of assets	12,020	-
Purchase of short-term investments	<500,000>	-
Sale of short-term investments	349,816	1,018,000

Net Cash Provided By <Used In> Investing Activities	<395,823>	939,062

Cash Flows from Financing Activities:
Increase in short-term financing	800,000	-
Purchase of Class A common stock	<62,090>	<13,202>
Dividends paid	<121,125>	-

Net Cash Provided By <Used In> Financing Activities	616,785	<13,202>

Net increase <decrease> in cash and cash equivalents	<1,570,065>	2,187,986

Cash and cash equivalents at beginning of year	1,739,719	1,347,971

Cash and cash equivalents at end of third quarter	$169,654	$3,535,957

See Notes to Consolidated Financial Statements.

	2005	2004

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$<1,081,905>	$711,265

Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation and amortization	237,330	226,845
Dividends reinvested	<75,352>	-
Gain on disposal of investments	<24,658>	-
Gain on disposal of fixed assets	<12,020>	-
Deferred income taxes	<558,000>	367,000
Changes in assets and liabilities:
Decrease <Increase> in trade accounts receivable	174,615	<318,523>
Decrease <Increase> in inventories	174,835	<384,342>
Decrease <Increase> in prepaid expenses	<82,367>	<17,756>
Increase <Decrease> in accounts payable	<55,077>	46,897
Increase <Decrease> in accrued payroll and related expenses	<397,367>	587,744
Increase <Decrease> in accrued expenses and accrued taxes other than income	<86,061>	47,996
Increase <Decrease> in accrued income taxes	<5,000>	<5,000>

Total Adjustments	<709,122>	550,861

Net Cash Provided By <Used In> Operating Activities	$<1,791,027>	$1,262,126

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

2. Short-term Investments

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	June 30, 2005	September 30, 2004	June 30, 2004
Fair market value Mutual funds	$2,514,527	$2,051,863	$ -
Less Cost	2,250,194	2,000,000	-

Gross unrealized gains (losses) on short-term investments	264,333	51,863	-
Deferred income taxes	90,000	17,000	-

Accumulated comprehensive income (net of tax)	$174,333	$34,863	$ -

Gains (Losses):
Gross unrealized gains	$264,333	$51,863	$ -
Gross unrealized losses	-	-	-

	$264,333	$51,863	$ -

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2005	Sept. 30, 2004	June 30, 2004

Components	$2,558,028	$2,734,901	$2,172,840
Work-in-Process	360,082	435,516	1,026,125
Finished Product	767,280	689,808	476,705

	$3,685,390	$3,860,225	$3,675,670

The above amounts are net of reserve for obsolete inventory in the amount of $289,019, $106,000 and $264,457 for the periods ended June 30, 2005, September 30, 2004 and June 30, 2004 respectively.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  No options may be granted at a price less than $2.925. Options for 125,000 Class A shares were outstanding at June 30, 2005 (125,000 shares at September 30, 2004 and 127,900 shares at June 30, 2004) at prices ranging from $3.125 to $17.25 per share. Options for 2,000 shares were canceled during the three month period ended March 31, 2004, at $11.75 per share.  No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at June 30, 2005.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 45,000 Class A shares were outstanding at June 30, 2005 (45,000 shares at September 30, 2004 and 45,000 shares at June 30, 2004) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2005 and March 31, 2004, at a price of $6.45 and $7.25 per share respectively. Options for 6,000 shares were canceled during the three month period ended March 31, 2005, at $16.125 per share. All outstanding options under the Directors Plans become fully exercisable on February 24, 2008.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2005:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	80,150	$3.78	5.9
$7.13 - 10.75	37,900	$9.45	2.5
$17.25	6,950	$17.25	.5

	125,000	$6.25

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 6.45	22,000	$4.53	6.7	14,000	$3.83
$7.13 - 8.50	17,000	$7.82	4.4	13,000	$7.99
$12.25 - 18.00	6,000	$15.13	1.8	6,000	$15.13

	45,000	$7.19		33,000	$7.52

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2005 and 2004 respectively: a risk free interest rate of 4.9% and 4.0%; an expected life of 8 and 6 years; an expected dividend yield of 1.7% and 0.0%; and a volatility factor of .41 and .44.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended June 30,	Nine months ended June 30,
	2005	2004	2005	2004

Net Income <Loss> as reported	$<342,537>	$87,877	$<1,081,905>	$711,265

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	2,797	2,723	8,317	7,794

Pro forma Net Income <Loss>	$<345,334>	$85,154	$<1,090,222>	$703,471

As Reported:
Basic Income <Loss> per share	$<.28>	$.07	$<.89>	$.58

Diluted Income <Loss> per share	$<.28>	$.07	$<.89>	$.57

Pro forma:
Basic Income <Loss> per share	$<.29>	$.07	$<.90>	$.58

Diluted Income <Loss> per share	$<.29>	$.07	$<.90>	$.56

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

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2005	2004	2005	2004
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<342,537>	$87,877	$<1,081,905>	$711,265

Shares denominator	1,211,245	1,219,094	1,211,757	1,219,532

Per share amount	$<.28>	$.07	$<.89>	$.58

Effect of Dilutive Securities
Average shares outstanding	1,211,245	1,219,094	1,211,757	1,219,532
Stock options	-	33,830	-	33,830

	1,211,245	1,252,924	1,211,757	1,253,362

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<342,537>	$87,877	$<1,081,905>	$711,265

Per share amount	$<.28>	$.07	$<.89>	$.57

Options to purchase 170,000 and 76,750 shares of common stock during the third quarter of fiscal 2005 and the third quarter of fiscal 2004, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the nine month period of fiscal 2005 and the nine month period of fiscal 2004 options to purchase 170,000 and 76,750 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2005	2004	2005	2004
Net Revenue
Indicators and Gauges	$543,502	$488,327	$1,517,661	$1,221,504
Automotive Diagnostic Tools and Equipment	2,217,620	3,300,201	6,150,433	12,009,076

	$2,761,122	$3,788,528	$7,668,094	$13,230,580

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$36,709	$108,878	$37,830	$267,088
Automotive Diagnostic Tools and Equipment	<152,764>	533,672	<584,152>	2,546,684
General Corporate Expenses	<403,482>	<508,873>	<1,093,583>	<1,735,507>

	$<519,537>	$133,677	$<1,639,905>	$1,078,265

Asset Information
Indicators and Gauges			$728,203	$730,302
Automotive Diagnostic Tools and Equipment			4,217,988	4,941,016
Corporate			5,899,419	6,084,445

			$10,845,610	$11,755,763

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,661,798	$3,692,182	$7,428,813	$12,940,782
Canada	89,454	74,739	171,986	188,725
Other foreign countries	9,870	21,607	67,295	101,073

	$2,761,122	$3,788,528	$7,668,094	$13,230,580

All export sales to Canada and other foreign countries are made in United States of America Dollars.

8. Comprehensive Income
Three Months Ended June 30,	Nine Months Ended June 30,

	2005	2004	2005	2004
Net Income <Loss>	$<342,537>	$87,877	$<1,081,905>	$711,265

Unrealized gain <loss> on investments (net of tax)	40,873	-	145,172	-
Reclassification adjustment for gain <loss> included in net earnings	-	-	<5,702>	-

Comprehensive Income <Loss>	$<301,664>	$87,877	$<942,435>	$711,265

Gains (Losses):
Gross realized gains	-	-	$24,658	-
Gross realized losses	-	-	-	-

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Third Quarter (April 1, 2005 through June 30, 2005)
Fiscal 2005 Compared to Third Quarter Fiscal 2004
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $543,502 and $488,327 for the third quarter of fiscal 2005 and fiscal 2004, respectively, and $1,517,661 and $1,221,504 for the first nine months of fiscal 2005 and fiscal 2004, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $2,217,620 and $3,300,201 for the third quarter of fiscal 2005 and fiscal 2004, respectively, and $6,150,433 and $12,009,076 for the first nine months of fiscal 2005 and fiscal 2004, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2005 were $2,527,527 versus $3,402,631 for the quarter ended June 30, 2004. The 26% decrease in product sales during the current quarter of approximately $875,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, aftermarket products which include emissions products. Third quarter fiscal 2004 sales included approximately $913,000 that resulted from the Pennsylvania emissions program. No equivalent programs occurred in fiscal 2005. Sales of indicator products and fastening system products increased by approximately $62,000 and $24,000, respectively while other non-emission automotive diagnostic product sales declined by approximately $91,000. Product sales are expected to decline slightly during the Company's fourth quarter of the fiscal year.

Service sales for the quarter ended June 30, 2005 were $233,595 versus $385,897 for the quarter ended June 30, 2004. The decrease was volume related and due primarily to a lower sales volume for both chargeable repairs and training related programs. The current level of service sales related to both product repair sales and training related programs is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2005 was $1,440,559 (57.0% of product sales) as compared to $1,630,608 (47.9% of product sales) in the third quarter of 2004. The increase in the cost of product sold percentage was due primarily to lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to continue during the fourth quarter of the fiscal year.

Cost of service sold for the quarter ended June 30, 2005 was $204,720 (87.6% of service sales) as compared to $277,524 (71.9% of service sales) in the quarter ended June 30, 2004. The increase in the cost of service sold percentage was primarily due to lower sales volume and lower plant utilization. The current cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $526,482 in the third quarter of fiscal 2005 (20.8% of product sales) as compared to $553,683 (16.3% of product sales) in the third quarter of fiscal 2004. The dollar decrease was due primarily to decreased labor cost while the percentage increase was due to lower product sales. Because of recent management actions to reduce expenses the current level of product development expenditures is expected to decrease moderately during the fourth quarter of fiscal 2005.

Marketing and administrative expenses were $1,112,569 (40.3% of total sales) in the third quarter of fiscal 2005 versus $1,209,885 (31.9% of total sales) for the same period a year ago. The percentage increase was due to the decrease in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $705,000 in the third quarter of fiscal 2005 versus $684,000 for the same period a year ago. Within marketing expenses, increases were in commissions related to non-emission products, salary expenses, travel expenses and collection expenses of $22,000, $26,000, $5,000 and $5,000, respectively, offset in part by a decrease in other variable sales expenses such as royalties of $36,000. Administrative expenses were approximately $407,000 in the third quarter of fiscal 2005 versus $526,000 for the same period a year ago. The dollar decrease during the current fiscal quarter was due primarily to the absence of a bonus provision. Included in administrative expenses in the third quarter of fiscal 2004 was a bonus provision of approximately $98,000. Because of recent management actions to reduce expenses the current level of marketing and administrative expenses is expected to decrease moderately during the the fourth quarter of fiscal 2005.

Interest expense was $9,192 in the third quarter of fiscal 2005 which compares with $337 in the third quarter of fiscal 2004. The increase was due to short-term borrowing during the third quarter of fiscal 2005. The current level of interest expense is expected to decrease moderately in the fourth quarter of fiscal 2005.

Other income was $12,863 in the third quarter of fiscal 2005 which compares with $17,186 in the third quarter of fiscal 2004. Other income consists primarily of dividend income on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets and interest income on cash and cash equivalents invested. The decrease is due primarily to lower interest and miscellaneous income offset in part by dividend income during the quarter. Other income for the fourth quarter is expected to increase substantially, compared to previous quarters, due to gains on the recent sale of certain short-term investments.

The net loss in the third quarter of fiscal 2005 was $342,537 which compares with net income of $87,877 in fiscal 2004. The net loss for the current quarter is the result of lower sales volume.

Unshipped customer orders as of June 30, 2005 were $1,046,000 versus $1,760,000 at June 30, 2004. The decrease was due primarily to lower orders in the automotive diagnostic products of $389,000, specifically, $259,000 for non-emission aftermarket products and $130,000 for emission products. Also contributing to the decrease was $204,000 for indicators and gauges and $102,000 for training programs. Fastening product backlog decreased by approximately $19,000. The Company anticipates that approximately 58% of the backlog will be shipped in the last quarter of fiscal 2005.

Results of Operations, Nine Months Ended June 30, 2005
Compared to Nine Months Ended June 30, 2004

Product sales for the nine months ended June 30, 2005 were $6,907,592 versus $12,051,381 for the same period in fiscal 2004. The 43% decrease in product sales during the first nine months of the current fiscal year of approximately $5,144,000 was volume related due primarily to lower sales of emissions products. Emission product sales decreased approximately $5,273,000 largely as a result of the Pennsylvania emissions program completion in fiscal 2004. Non-emission automotive product sales declined by approximately $218,000. Sales of indicator products and fastening systems product increased by approximately $299,000 and $50,000, respectively. Product sales are expected to decline slightly during the Company's fourth fiscal quarter.

Service sales for the nine months ended June 30, 2005 were $760,502 compared with $1,179,199 for the same period in fiscal 2004. The decrease was volume related and due primarily to a lower sales volume for both chargeable repairs and training related programs. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $3,967,017 (57.4% of product sales) compared with $6,054,339 (50.2% of product sales) for the nine months ended June 30, 2004. This increase in the cost of product sold percentage was due primarily to lower plant utilization as a result of lower product sales and a change in product mix. The cost of product sold percentage is expected to continue for the balance of the fiscal year.

Cost of service sold was $609,273 (80.1% of service sales) compared with $704,875 (59.8% of service sales) for the nine months ended June 30, 2004. The dollar decrease was primarily due to a lower volume of repair sales in the current year. The increase in the cost of services sold percentage was due primarily to lower sales volume and lower plant utilization. The cost of services sold percentage is expected to continue for the balance of the fiscal year.

Product development expenses were $1,612,129 (23.3% of product sales) compared to $1,602,938 (13.3% of product sales) for the nine months ended June 30, 2004. The dollar increase was due primarily to higher labor costs. The percentage increase was due to lower product sales during the first nine months of the current fiscal year. Because of recent management actions to reduce expenses the current level of product development expenditures is expected to decrease moderately in the fourth quarter of the fiscal year.

Marketing and administrative expenses were $3,244,341 for the nine months ended June 30, 2005 (42.3% of total sales) versus $3,842,323 (29.0% of total sales) for the nine months ended June 30, 2004. The percentage increase was due to lower net sales during the first nine months of the current fiscal year. Marketing expenses were approximately $2,025,997 during the nine months of the current fiscal year versus $2,054,656 for the same period a year ago. Within marketing expenses, decreases were in variable sales expenses such as commissions of $57,000 and royalties of $96,000, offset in part by an increase in advertising of $48,000, travel expenses of $47,000, labor costs of $23,000 and collection expenses of 12,000. Administrative expenses were approximately $1,218,344 during the nine months of the current fiscal year versus $1,787,667 for the same period a year ago. The dollar decrease during the nine months of the current fiscal year was due primarily to the absence of employee bonus provisions. There was no bonus provision during the first nine months of the current fiscal year versus approximately $557,000 for the same period a year ago. Because of recent management actions to reduce expenses marketing and administrative expenses is expected to decrease moderately for the remainder of the fiscal year.

Interest expense was $11,760 for the nine months ended June 30, 2005, and $1,145 for the same period in 2004. This increase was due to short-term borrowing during the current fiscal year. The current level of interest expense is expected to decrease moderately for the remainder of fiscal 2005.

Other income of $136,521 compares with other income of $53,305 in the same period last year. Other income consists primarily of dividend income on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets and interest income on cash and cash equivalents invested. The increase is due primarily to an increase in dividend income from short-term investments and gain on sale of short-term investments of approximately $75,000 and $25,000, respectively. Other income for the fourth quarter is expected to increase substantially, compared to previous quarters, due to gains on the recent sale of certain short-term investments.

The net loss for the nine months ended June 30, 2005 was $1,081,905 which compares with net income of $711,265 for the nine months ended June 30, 2004. The net loss in the first nine months of fiscal 2005 was primarily the result of lower sales. Lower sales were due partially to the economic climate in the automotive markets for current products and partially the Company's decisions to devote substantial resources to two major programs discussed below resulting in fewer new product introductions to the automotive market place. The net income for the first nine months of fiscal 2004 is primarily the result of sales from emission products in connection with the Pennsylvania emissions program.

The Company continues to invest in two possible opportunities that, if they go forward, could result in substantial future revenue. Current assessments by management are that these opportunities will not effect fiscal year 2005 revenue. These two large opportunities are more fully discussed in the Company's 2004 fiscal year Form 10-KSB filing and the Company's 2004 Annual Report to Shareholders. Management, due to the continued uncertainty of the timing of the two projects chose to employ cost cutting measures consisting of limited employee lay-offs and temporary company wide wage reductions effective August 1, 2005. The Company anticipates future cost savings from these reductions to be approximately $100,000 per month and also expects to reduce other expenses approximately $15,000 per month.

Management projects increased sales volume or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits. The tax benefits have the effect of reducing future federal income taxes payable. The contribution, research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $7,815,104, $9,262,588 and $9,424,236 at June 30, 2005, September 30, 2004 and June 30, 2004, respectively. The decrease of approximately $1,609,000 from June to June is due primarily to a decrease in accounts receivable of approximately $742,000 and a decrease in cash of $3,366,000 while short-term investments increased by $2,515,000. The decrease in accounts receivable was due to a lower sales volume. The decrease from September 2004 to June 2005 of approximately $1,447,000 is due primarily to the decrease in cash of $1,570,000 offset in part by an increase in short-term investments of approximately $463,000. Also contributing to the decline was a decrease in accounts receivable and inventory of approximately $175,000 and $175,000 respectively, due primarily to the decreased sales levels in the current fiscal year.

Working capital as of June 30, 2005 amounted to $5,982,849. This compares to $7,824,110 a year earlier. Current assets were 4.3 times current liabilities and total cash, short-term investments and receivables were 2.2 times current liabilities. These ratios compare to 5.9 and 3.5, respectively, at June 30, 2004. The quick ratio was .8 compared to 3.5 a year ago.

Internally generated funds during the nine months ended June 30, 2005 were a negative $1,791,027 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $257,659. The primary reason for the negative cash flow from operations was the net loss during the period. The Company believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2005.

Shareholders' equity during the nine months ended June 30, 2005 decreased by $1,092,350 which was equal to the net loss during the period of $1,081,905, plus dividends paid of $121,125, plus $28,790 paid for the purchase of 2,879 Class A shares tendered that were placed in treasury, less $139,470 accumulated comprehensive income from investments.

On February 18, 2005, the Company renewed its credit agreement with its financial lender. The agreement expires in February 2006 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements that require the Company to maintain a tangible net worth minimum of $9,000,000, a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The Company has an outstanding balance of $800,000 under this loan facility at June 30, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control or financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

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

Date:            August 11, 2005

HICKOK INCORPORATED (Registrant)

/s/R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/G. M. Zoloty
G. M. Zoloty, Chief Financial Officer