Form 10KSB
period 2005-09-30
HICKOK INC
filed 2005-12-22
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under

Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares, $1.00 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    State issuer's revenues for its most recent fiscal year. $9,670,694

As of December 9, 2005, the Registrant had 756,379 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 703,829 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 9, 2005, based on the closing price of $5.00 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $3,519,145. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-KSB	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 9, 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 22, 2006.

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

Except as otherwise stated, the information contained in this Form 10-KSB is as of September 30, 2005.

For the fiscal years ended September 30, 2005, 2004 and 2003, Hickok Incorporated had revenues of less than $25,000,000 and less than $25,000,000 in outstanding voting and non-voting common equity held by non-affiliates. As a result, Hickok met the definition of a small business issuer under Regulation S-B and has elected to submit its future periodic reports in accordance with the disclosure requirements for small business issuers under Regulation S-B.

  Table of Contents

    PART I.
      ITEM 1. DESCRIPTION OF BUSINESS
      ITEM 2. DESCRIPTION OF PROPERTIES
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    PART II.
      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
      ITEM 7. FINANCIAL STATEMENTS
      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      ITEM 8A. CONTROLS AND PROCEDURES
      ITEM 8B. OTHER INFORMATION
      F-1: REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      F-2: CONSOLIDATED BALANCE SHEET
      F-3: LIABILITIES AND STOCKHOLDERS' EQUITY
      F-4: CONSOLIDATED STATEMENT OF INCOME
      F-5: CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
      F-6: CONSOLIDATED STATEMENT OF CASH FLOWS
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      1. NATURE OF OPERATIONS
      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      3. SHORT-TERM INVESTMENTS AND COMPREHENSIVE INCOME
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
      SIGNATURES
      EXHIBIT INDEX
      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
      SCHEDULE IX - SHORT-TERM BORROWINGS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Hickok Incorporated was organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries, Supreme Electronics Corp. and Waekon Corp. Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, aircraft, and locomotive with sales both to original equipment manufacturers (OEM's) and to the automotive aftermarket.

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. This segment represents less than 20% of the Company's current revenue.

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

Recent Developments

Since the late 1990s the Board of Directors of the Company had numerous discussions at regularly scheduled board meetings as to the costs associated, benefit to shareholders and other matters concerning the Company's public reporting status. With the advent of the Sarbanes-Oxley legislation in 2002 and other changes in securities laws these discussions intensified. At a December 2003 meeting the Board decided to seriously review the benefit/expense relationship for the Company and its shareholders relative to the Company's public reporting status. At a February 2004 meeting the Board directed management and the Audit Committee to obtain an appraisal and fairness opinion related to a possible tender offer for the Company's shares held by owners of 99 or fewer shares, and to further refine estimates of the expenses and benefits to shareholders related to the Company remaining public. At a special meeting of the Board of Directors held on June 30, 2004, the Board concluded a tender offer at a price of $10.00 per share was appropriate. On August 11, 2004 the Company mailed to all shareholders an Offer to Purchase for Cash all of its common shares held by shareholders that owned 99 or fewer Class A common shares as of the close of business on August 2, 2004, subject to the terms set forth in the Offer to Purchase and in the related Letter of Transmittal and Supplement to Offer to Purchase for Cash dated October 29, 2004. The purpose of the tender offer was generally to reduce the number of shareholders of record to fewer than 300 to allow the Company to terminate its reporting obligation under the Securities Act of 1934. The tender offer was extended and expired on December 15, 2004.

The Board of Directors and management pursued this offer under the belief that the Company derives little benefit from the status of being a public company. In addition, the costs associated with certain provisions of the Sarbanes-Oxley Act, which are required to be in place in fiscal 2007 become even more significant given our size and the relative benefits we can derive from being public. Although well intended, Sarbanes-Oxley compliance could mean significant increases for the Company in annual accounting, legal and insurance costs for remaining public and could significantly affect the size of the Board of Directors and the time management will be able to devote to operating the business.

During the tender offer a number of brokerage firms transferred nominees from "street name" to individual registered shareholders of Hickok Class A common stock thereby creating additional shareholders of record. As a result these transfers prevented the outcome sought by the Company. At the close of the tender offer on December 15, 2004 the Company purchased 6,209 shares from 147 shareholders of record and several brokerage firms for $62,090. Following the completion of the tender offer the number of shareholders of record of the Company was approximately 400. Accordingly the Company was not able to terminate its registration obligations under the Securities Act of 1934 and expects to incur additional expense in order to comply with the provisions of the Sarbanes-Oxley Act.

Operating Segment Information

The Company's operations are combined into two reportable business segments: 1) indicators and gauges and 2) automotive diagnostic tools and equipment. Reference is made to "Segment and Related Information" incorporated in the following financial statements.

Indicators and Gauges

For over ninety years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 19% of the Company's sales for fiscal 2005 and 10% for fiscal 2004. An original grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. Subsequently several additional models have also been certified. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters. The Company expects these instruments to have broad appeal in the aircraft retrofit market.

Automotive Diagnostic Tools and Equipment

In the mid 1980's the Company began to concentrate on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to Ford, other automotive OEM's, and to the aftermarket using jobbers, wholesalers and mobile distributors. The Company increased its aftermarket business with the acquisition, in February 1998, of Waekon Industries, a manufacturer of a variety of testing equipment used by automotive technicians. Leveraging on this acquisition, the Company has designed and introduced a number of new products that increased product offerings in the Waekon product line significantly. The acquisition added new distribution resources and new products for the American aftermarket market coverage. Additional distribution resources have been added since the acquisition and the Company now has full North American aftermarket market coverage. The aftermarket accounted for approximately 73% of the Company's automotive diagnostic and specialty tool sales in fiscal 2005. In fiscal 2004 it represented approximately 79%. As a whole, automotive diagnostic tools and equipment represented approximately 81% of the Company's sales for fiscal 2005 and 90% for fiscal 2004.

The Company entered fiscal 2005 believing one and possibly two of the big deals the Company had been pursuing in fiscal 2004 would result in revenues in fiscal 2005. Instead the programs required investment of additional development because of continuing customer demands. Because of the decision to invest the additional development in these large opportunities the Company's development of products for the aftermarket was considerably below expectations. The aftermarket requires a continuing flow of new products in order to grow the Company's presence and revenues. The lack of a consistent and continuing flow of new products hampered the sales efforts in fiscal 2005. The combination of hampered aftermarket sales efforts and neither of the big deals coming to fruition contributed to the fiscal 2005 loss.

Adding to the depressed revenues, Ford Motor Company made the decision to no longer support the Company's NGS product with factory developed software. In addition, Ford's announcements of its future diagnostic tool plans confused the market place both at its dealers and in the aftermarket. The Company had introduced a new module called CAN VIM in early fiscal 2005 and undertook development of our own factory level software for the NGS product. Some functions of the vehicle computers require a security access algorithm that was not available and that prevented us from reaching factory level performance. As a result the introduction of CAN VIM was not as successful as had been hoped. Also a companion unit P2 suffered from the same limitations. Recently Ford announced that the access algorithm would be made available for licensing. The Company expects to continue its CAN VIM and P2 development efforts to enhance performance of these products.

The sales and marketing efforts of fiscal 2005 did enable the Company to further penetrate large national aftermarket distributors. We have acquired a reputation of innovative policies, promotional methods, and field support in addition to our reputation for innovative products. Growing the aftermarket is still a priority for the Company and therefore the sales and marketing expense above industry norms is likely to continue for some period of time. Over the past two years we have also invested in re-establishing our contact with automotive OEM’s. The efforts recently resulted in a large order in September 2005. The Company's support structure including engineering, manufacturing, and customer service are experienced with this type of business and therefore no unusual investments are anticipated to be required.

The Company has developed a reputation of innovative tools for automotive diagnostics. The intent is to leverage that reputation as the Company introduces new offerings. Being innovative causes a need to often train the technician market on the benefits of the product. An example of this is the On-Car Injector Flow Bench (OCIFB) the Company introduced several years ago to the aftermarket. Sales of the product have been slowly increasing as the market begins to understand its value. Two years ago a major automotive OEM became interested in the product's ability to substantially reduce their "no trouble found" warranty returns of fuel injectors. The Company has been adapting the OCIFB to increase its utility in the OEM's diagnostic processes. No sales resulted from these efforts in fiscal 2005, but the Company recently received a letter of intent to purchase a substantial quantity of the adapted product from the automotive OEM's essential tool supplier. The expectation is that these units will be delivered in fiscal 2006.

In fiscal 2004 the Company participated in an emissions program of the State of Pennsylvania that had a major influence on the increased revenue and profitability of the year. A number of other state programs that may include expanded testing facilities and OBD II testing are in planning stages. As other state programs are implemented the Company may have the opportunity to participate with products similar to the E-Test platform developed for Pennsylvania. In addition, the Company is involved in a program for the state of California emissions testing that involves measurements of leaks in vehicle evaporative emissions systems. The development efforts for this program have taken several years and may be on-going. The program is very large and there are a limited number of competitors. In addition, the Company holds patents in technology that are applicable. It is not likely this program will contribute to fiscal 2006 revenues and, although there is risk that the program could be delayed further or even canceled, we intend to continue to participate in the program.

Fastening control systems are some of the automotive products sold by the Company. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners in order to provide high quality joint control and documentation. With the introduction of products such as the pulse tool control and Windows based user station software the Company expanded its customer base to include tool distributors and heavy equipment manufacturers. Recently the Company has concentrated on single spindle air and pulse tool controls. Additionally the Company has determined that this technology could have applicability to the automotive service market. The Company has embarked on a program to develop a low cost control and documentation system for Air Impact Wrenches commonly used by automotive service technicians which are similar to pulse tools.

Indicator revenues have recovered somewhat in fiscal years 2004 and 2005 from the depressed levels of 2001 and 2002 due to economic conditions in the business aircraft and locomotive markets. Although the Company does not view this segment as a high growth potential it contributes significant revenues and margins. The Company believes the continuing recovery of the historical markets it serves along with growth in the market for a product introduced several years ago, Digilog, will result in continuing modest growth for the Indicator segment.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to certain of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. However, the Company does have several basic methodology patents related to products it offers that it considers very important to future revenue. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that with the growing importance of the automotive aftermarket to its business there is a seasonality affecting its revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters.  Although there were no such orders in fiscal 2005 certain products can be subject to large order amounts that are dependent upon customer release dates. Other programs may not coincide and as a result any seasonality aspect to revenues can be overwhelmed by delivery of large projects and operating results can fluctuate widely from quarter to quarter and year to year. The Pennsylvania emissions program during fiscal 2004 is an example of how revenue can fluctuate widely quarter to quarter and year to year.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

During the fiscal year ended September 30, 2005, sales to Ford and General Motors Corporation accounted for approximately 11% and 6% respectively of the consolidated sales of the Company. This compares with 19% and 3% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors. Several aftermarket distribution companies and several equipment OEM's have become a significant source of revenue. The Company does not feel that it is dependent on any one or group of this class of customers.

Backlog

At September 30, 2005, the unshipped customer order backlog totaled $3,047,000 compared to $1,606,000 at September 30, 2004 and $1,522,000 at September 30, 2003. The increase in fiscal 2005 is primarily due to increased orders for automotive diagnostic products to an OEM's essential tool supplier and the aftermarket of $1,917,000 and $105,000 respectively. The increase was offset in part by a decrease in indicators and gauges, emissions and fastening systems of $307,000, $149,000 and $65,000 respectively. The slight increase in fiscal 2004 was primarily due to increased orders for indicators and gauges of $345,000. The increase was offset in part by a decrease in automotive diagnostic products to OEM's and the aftermarket, fastening systems and emissions of $35,000, $38,000 and $187,000 respectively.

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

Research and Development Activities

The Company expensed as incurred product development costs of $2,059,401 in 2005, $2,127,641 in 2004 and $1,961,901 in 2003. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2005 was 147 employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2005, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $322,000 in 2005, $403,000 in 2004, and $501,000 in 2003. Shipments to Canada make up the majority of export sales.

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

The Company has historically operated under informal ethical guidelines, under which the Company's principal executive, financial, and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization and has adopted a written Code of Ethics for the Chief Executive Officer and Chief Financial Officer. In addition, the Company adopted and the Board of Directors approved a written Code of Business Conduct for all officers and employees. The Company also implemented a system to address the "Whistle Blower" provision of the Sarbanes-Oxley Act of 2002.

ITEM 2. DESCRIPTION OF PROPERTIES

As of December 1, 2005 the Company had facilities in the United States of America as shown below:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) MARKET INFORMATION

During fiscal 2005 our Class A Common Shares were traded on The Nasdaq Over-The-Counter Bulletin Board Market under the symbol HICKA.OB. During fiscal 2004 our Class A Common Shares were traded on The Nasdaq Small Cap Market through April 14, 2004 when our Class A Common Shares were delisted at our request. After that time, Class A Common Shares were traded on The Nasdaq Over-The-Counter Bulletin Board Market under the symbol HICKA.OB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) and high and low closing prices (Nasdaq Small Cap Market) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2005			September 30, 2004
	HIGH	LOW	HIGH	LOW
First Quarter	7.50	4.75	4.60	3.80
Second Quarter	7.40	6.00	8.15	4.26
Third Quarter	6.35	4.55	6.14	3.25
Fourth Quarter	5.50	4.05	7.75	4.50

b) HOLDERS

As of December 9, 2005, there were approximately 347 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2005 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares. In fiscal 2004 and 2003 the Company paid no dividends on its Class A and Class B Common Shares. The declaration and payment of future dividends is restricted, under certain circumstances, by the provisions of the Company's bank credit agreement when borrowings are outstanding. Such restriction is not expected to materially limit the Company's ability to pay dividends in the future, if declared. In addition, pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past nineteen years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company generated approximately 81% of its fiscal 2005 revenue from designing and manufacturing diagnostic tools for automotive diagnostics. These tools enable automotive service technicians to identify problems in the rapidly increasing number of electronics systems in automobiles.

Eleven years ago two large automotive OEM companies comprised over 80% of the company's business. Further, a substantial portion of this business was contingent on large programs initiated by these OEM's on a year to year basis. The Company recognized that the OEM's were changing and that the likelihood of the continuation of these yearly large programs was diminishing. As a result the Company initiated a strategy to use existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket. The strategy was aided by the acquisition of Waekon Industries in 1998. The Company uses Waekon as the brand of its products that are primarily intended as a technician's personal tool. The acquisition of Waekon immediately gave the Company aftermarket products and access to certain sales channels to that market. Since that time the Company has further expanded those sales channels and added many new product offerings. Those efforts have caused aftermarket revenues to steadily rise, and OEM dependence has steadily declined. In fiscal 2005 about 73% of the Company's revenue was from aftermarket customers.

As a result of the Waekon acquisition the Company acquired two products that were applicable to emissions inspection programs as accessories to the major platforms offered by large companies participating in such programs. Starting from these initial products the Company designed and patented new offerings for the emissions programs. Our gas cap testing products have become the defacto standard of gas cap testing and most major vendors use our gas cap testers in their equipment when gas cap testing is specified. The Company developed an ability to test for leaks in vehicle evaporative systems (gas tanks) several years ago as a result of a New Jersey state  emissions testing initiative. The Company spent significant development resources on the program. Subsequently New Jersey decided not to implement the program. California announced a similar initiative in mid 2003. The Company decided to pursue this opportunity and has devoted significant resources to the development of and received a patent on its methodology. In fiscal 2004 the Company signed an exclusive supply agreement with a major emissions testing company for the tank testing product. Although the Company is optimistic the California program will be implemented, there is a significant risk it will not be. Further, if the program is implemented the timing is not certain.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. For the current opportunities the Company feels it has adequate resources to meet the requirements associated with the programs in which it is involved. As an example, fiscal 2004 compared to the previous several fiscal years is typical of the fluctuations these large programs can cause. An element of the large operating loss in fiscal 2003 was the choice by the Company not to reduce expenses in order to be prepared for the Pennsylvania emissions program opportunity. Fiscal 2004 resulted in substantial revenue growth and profitable operations because of the added revenue of the emissions program. In fiscal 2005 the Company made a similar decision looking forward to acquiring the automotive OEM opportunities and possibly the California program.

The Company's indicator product revenue increased 14% in fiscal 2005 and the percentage of Company total revenues increased from 10% in fiscal 2004 to 19% in 2005. The indicator percentage increase in total Company revenues was primarily a result of depressed sales of automotive products. During 2005, indicator sales continued to increase from the depressed levels of 2002 and 2003 and the Company anticipates they will continue to increase in 2006. Further, the Company's Digilog products have added new customers to this segment that the Company anticipates will continue to grow in importance to indicator revenues. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Expenditures for product development have been and will continue to be significant to the Company's operations. Because of the large sales opportunities the Company is simultaneously addressing, development resources are stretched. Although the Company reduced staff in late fiscal 2005, management plans on taking steps to add resources to support new product needs and consequently expenditures for product development are expected to increase in fiscal 2006. Marketing and Sales has also become a significant expense. As revenue grows certain revenue variable sales and marketing expenses such as commissions grow also. With the increased reliance on aftermarket for our revenues the need for promotional and other marketing related activities grows also. Management expects to increase marketing resources modestly in fiscal 2006.

The Company's order backlog as of September 30, 2005 totaled $3,047,000 as compared to $1,606,000 as of September 30, 2004 and $1,522,000 as of September 30, 2003. The increase in fiscal 2005 is primarily due to increased orders for automotive diagnostic products to automotive OEM's and the aftermarket of $1,917,000 and $105,000 respectively. The increase was offset in part by a decrease in indicators and gauges, emissions and fastening systems of $307,000, $149,000 and $65,000 respectively. The slight increase in fiscal 2004 was primarily due to increased orders for indicators and gauges of $345,000. The increase was offset in part by a decrease in automotive diagnostic products to OEM's and the aftermarket, fastening systems and emissions of $35,000, $38,000 and $187,000 respectively. Most of the backlog at September 30, 2005 is expected to be shipped by the end of the current fiscal year.

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

Indicators and Gauges

This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indictors and gauges are sold both to original equipment manufacturers and to operators of railroad equipment.

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

Results of Operations

Sales for the fiscal year ended September 30, 2005 declined to $9,670,694, a decrease of approximately 39% from fiscal 2004 sales of $15,721,038. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $5,515,000. Service sales in fiscal 2005 decreased by approximately $536,000 and the reduction was volume related compared to fiscal 2004. The reduction in product sales occurred in the automotive diagnostic equipment segment, primarily sales of emissions products which declined by approximately $5,150,000 and a decline in non-emissions product of approximately $757,000. Sales of indicator and gauges increased by approximately $242,000. Fiscal 2004 benefited from a state emissions program with no similar program for fiscal 2005. Fiscal 2006 product sales are expected to increase substantially from the 2005 levels. Two opportunities involving non-emissions product with an automotive OEM customer, should have a significant impact on 2006 revenues. Another opportunity involving emissions testing product, could have a significant impact on future revenues but is subject to a number of uncertainties. Product sales were $8,691,822 in fiscal 2005 compared to $14,206,561 in fiscal 2004. The reduction in service sales was volume related and attributable primarily to lower repair sales and the absence of training program sales of approximately $332,000 and $204,000 respectively. The current level of service revenue is expected to continue for fiscal 2006.

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

Cost of products sold in fiscal 2005 was $5,197,059 or 59.8% of net product sales compared to $7,124,920 or 50.2% of net product sales in fiscal 2004. Cost of products sold during fiscal 2003 was $4,997,533 or 54.5% of net product sales. The increase in the percentage of cost of products sold to product sales between fiscal 2005 and 2004 was due primarily to lower product sales which absorbed less of the fixed costs and to a change in product mix. The decrease in the percentage of cost of products sold to product sales between fiscal 2004 and fiscal 2003 was due primarily to higher product sales which absorbed more of the fixed costs and to a change in product mix. The cost of products sold percentage in fiscal 2006 is expected to decline substantially, although it is not expected to reach the levels experienced in fiscal 2004.

Cost of services sold in fiscal 2005 was $836,371 or 85.4% of net service sales compared to $924,575 or 61.0% respectively in fiscal 2004. Cost of services sold during fiscal 2003 was $1,114,269 or 60.3% of net service sales. The increase in the cost of services sold as a percentage of net service sales between fiscal 2005 and 2004 was due primarily to a lower sales volume for chargeable repairs, the absence of training program sales and higher warranty related costs associated with certain of the automotive diagnostic products. The dollar decrease was due primarily to a lower sales volume of chargeable repairs. The increase in the cost of services sold as a percentage of net service sales between fiscal 2004 and 2003 was due primarily to a lower sales volume for chargeable repairs and higher warranty related costs associated with certain of the automotive diagnostic products. The percentage of cost of services sold relative to net service sales is expected to decrease modestly from current levels in fiscal 2006.

Product development expenditures in fiscal 2005 were $2,059,401 or 23.7% of product sales compared to $2,127,641 or 15.0%, respectively, in fiscal 2004. Product development expenditures during fiscal 2003 were $1,961,901 or 21.4% of product sales. The dollar decrease between fiscal 2005 and fiscal 2004 was due primarily to decreased research and experimental material expenses and labor cost while the percentage increase was due to lower product sales volume in fiscal 2005 compared to fiscal 2004. Fiscal 2005 also benefited slightly in the fourth quarter from temporary wage and staff reductions which were implemented in August 2005. The dollar increase between fiscal 2004 and fiscal 2003 was due primarily to increased labor cost while the percentage decrease was due to a higher product sales volume in fiscal 2004 compared to fiscal 2003. The Company achieved the anticipated cost reductions from the temporary wage and staff reductions initiated in the fourth quarter of fiscal 2005. The Company anticipates the amount spent on product development will increase beginning in the second quarter of fiscal 2006 in order to continue supporting the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket and emissions programs.

Marketing and administrative expenses amounted to $4,243,632 which was 43.9% of net sales in fiscal 2005, $4,752,997 or 30.2% of net sales in fiscal 2004 and $4,216,551, or 38.2% of net sales in fiscal 2003. The percentage increase in fiscal 2005 was due to lower total sales for the current fiscal year. Marketing expenses were approximately $2,672,000 in fiscal year 2005 compared to $2,752,000 a year ago. Within marketing expenses, decreases were primarily in commissions for indicator and automotive emission product sales of $84,000, royalties of $106,000 and promotional expenses of $44,000, offset in part by an increase primarily in commissions for non-emission automotive product sales of $28,000, travel expense of $29,000, fulfillment expenses of $38,000 and labor costs of $11,000. Administrative expenses were approximately $1,571,000 during the current fiscal year compared to $2,028,000 a year ago. The dollar decrease was due primarily to the absence of an employee bonus provision during the current year compared to a bonus provision of $384,000 in the prior fiscal year. Also contributing to the lower administrative expenses in the current fiscal year was a decrease in outside professional fees of $55,000. Fiscal 2005 also benefited slightly in the fourth quarter from temporary wage and staff reductions which were implemented in August 2005. The Company anticipates that variable marketing expenses will increase modestly due to anticipated revenue increases. Administrative expenses will also increase modestly due to anticipated additional public company reporting requirements. In addition, the Company expects to establish a bonus provision in administrative expense in fiscal 2006.

The percentage decrease of marketing and administrative expenses in fiscal 2004 compared to fiscal 2003 was due to the increase in the level of total sales for the fiscal year. Marketing expenses were approximately $2,725,000 in fiscal year 2004 compared to $2,648,000 in fiscal 2003. Within marketing expenses, increases were in commissions for both non-emission and emission automotive product sales of $169,000 and promotional expenses of $81,000, offset in part by a decrease in other variable sales expenses such as royalties of $21,000 and collection expenses of $172,000. Administrative expenses were approximately $2,028,000 during fiscal year 2004 compared to $1,569,000 in fiscal 2003. The dollar increase was due primarily to higher administrative labor costs primarily employee bonus provisions that took effect during fiscal 2004 of $384,000 compared to no bonus provisions in the prior fiscal year. Also contributing to the higher administrative expenses in fiscal year 2004 was an increase in outside professional fees of $123,000 incurred primarily due to the Company's Odd-Lot Tender Offer in an effort to deregister its Class A stock.

Interest charges were $21,465 in fiscal 2005 compared with $1,558 in fiscal 2004 and $3,243 in fiscal 2003. The increase in interest charges in fiscal 2005 compared to fiscal 2004 was due to short-term borrowings during the current fiscal year. The decrease in interest charges in fiscal 2004 compared to fiscal 2003 was due to a reduction in employees deferred compensation balances during fiscal 2004. The Company anticipates interest expense will increase from current levels in fiscal 2006 due to cash needs to fund future anticipated sales growth.

Other income was $201,162 in fiscal 2005 compared with $53,523 in fiscal 2004 and $49,895 in fiscal 2003. The increase in fiscal 2005 compared to fiscal 2004 was due primarily to dividend income of approximately $77,000 and gains on sale of short-term investments of approximately $91,000 offset in part by a decrease in interest income of approximately $25,000. Other income of $53,523 in fiscal 2004 compares with other income of $49,895 in fiscal 2003. The change was primarily due to an increase in proceeds from the sale of scrap metal in fiscal 2004. In late fiscal 2004 the Company decided to invest a portion of its excess cash in mutual funds in hopes of obtaining a better investment return on the cash. The Company anticipates maintaining a portion of these investments for fiscal 2006.

Income taxes in fiscal 2005 were a negative $912,300 which represents a recovery of income taxes at a 37% effective tax rate. Income taxes in fiscal 2004 were $183,100 which represents an effective tax rate of 22%. Income taxes in fiscal 2003 were a negative $471,000 which represents a recovery of income taxes at a 39% effective tax rate. The tax rate in fiscal 2004 was lower than the normal tax rate of 37% due to the utilization of research and development tax credits. The recovery rate in fiscal 2003 exceeded the normal tax rate of 37% due to the recognition of both current and prior year research and development tax credits. It is anticipated that the effective tax rate in fiscal 2006 will be consistent with 2005. Management anticipates that future business will generate sufficient taxable income (approximately $5,600,000) during the carryforward period to fully realize the deferred tax benefits. The deferred tax benefits begin to expire in 2019. In anticipation of profits in fiscal 2006, management elected to reclassify approximately $755,000 from non-current deferred taxes to current deferred taxes at September 30, 2005.

The net loss in fiscal 2005 was $1,573,772, or $1.30 per share which was a decrease of $2,233,542 as compared with the net income of $659,770, or $.54 per share, in fiscal 2004. The net loss in fiscal 2003 was $1,773,198, or $1.45 per share. The change in fiscal 2005 versus fiscal 2004 was primarily due to lower sales volume. The change in fiscal 2004 versus fiscal 2003 was primarily due to increased sales as a result of the State of Pennsylvania emissions program. The net loss in fiscal 2003 includes a $1,038,542 (net of tax) charge from a change in accounting for goodwill, resulting from the adoption of SFAS No. 142 in October 2002. The remaining net loss of $734,656 was primarily the result of lower sales due to the economic climate in the aircraft and automotive markets.

Liquidity and Capital Resources

Current assets of $7,934,449 at September 30, 2005 were 4.4 times current liabilities and the total of cash, short-term investments and receivables was 1.8 times current liabilities. These ratios compare to 5.8 and 3.3 respectively at the end of fiscal 2004. Total current assets decreased by approximately $1,328,000 from the previous year end due primarily to a decrease in cash, accounts receivable and inventory of approximately $1,594,000, $417,000 and $176,000 respectively. The decrease was offset in part by an increase in short-term investments and deferred income taxes of approximately $96,000 and $767,000 respectively. The decrease in accounts receivable was due primarily to a lower sales volume in the fourth quarter of fiscal 2005 versus fiscal 2004.

Working capital at September 30, 2005 was $6,127,053 as compared to $7,653,528 a year ago. The decrease was due primarily to a decrease in cash, accounts receivable and inventory of approximately $1,594,000, $417,000 and $176,000 respectively and an increase in short-term financing of $800,000, offset by an increase in short-term investments, deferred income taxes of approximately $96,000 and $767,000 respectively and a reduction in accounts payable, accrued payroll and related expenses of approximately $111,000, $466,000 respectively.

Internally generated funds in fiscal 2005 were a negative $2,336,927 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $235,470. The primary reason for the negative cash flow from operations in fiscal 2005 was the net loss of $1,573,772 and a $466,100 reduction in accrued payroll and related expenses. Internally generated funds in fiscal 2004 were $1,490,981 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $104,031 and purchase of Class A shares of $13,202. The primary reason for the positive cash flow from operations in fiscal 2004 was net income of $659,770 and the reduction in accounts receivable and an increase in accrued payroll and related expenses. Internally generated funds in fiscal 2003 were $243,857 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and debt payments of $129,976 and $11,334 respectively. The primary reason for the positive cash flow in fiscal 2003 was the reductions in accounts receivable and inventory, and the receipt of refundable income taxes. The Company expects internally generated funds in fiscal 2006 from operating activities to be adequate to fund approximately $300,000 of capital expenditures. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

In February 2005 the Company renewed its credit agreement with its financial lender. The agreement expires in February 2006 and provides for a secured revolving credit facility of $1,000,000 with interest at the prime commercial rate. At September 30, 2005 the Company had $800,000 outstanding under this loan facility. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. On September 30, 2005, the credit agreement was revised and currently contains affirmative covenant requirements that require the Company to maintain liquidity of not less than $1,250,000, a tangible net worth of $7,500,000 and a ratio of debt to tangible net worth of not more than 1.00 to 1.00. Previously, the credit agreement contained affirmative covenant requirements that required the Company to maintain a tangible net worth of $9,000,000, a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The revolving credit facility is subject to annual review by the Company's lender. During fiscal 2006 the Company's business will require a short-term increase in inventory and accounts receivables. The Company anticipates increasing its revolving credit facility with its financial lender and believes the necessary increase can be obtained on acceptable terms. Whenever there may be a requirement to increase inventory in fiscal 2006 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and an increase in the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

Off-Balance Sheet Arrangements

Hickok has no off-balance sheet arrangements (as defined in Regulation S-B Item 303 paragraph (c)(2)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 7. FINANCIAL STATEMENTS

The following pages contain the Financial Statements and Supplementary Data as specified for Item 7 or Part II of Annual Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board "United States". Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free from material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 23, 2005
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
  HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$145,889	$1,739,719
Short-term investments - available for sale	2,148,170	2,051,863
Accounts receivable-less allowance for	1,031,017	1,448,444
doubtful accounts of $50,000 ($10,000, 2004)
Inventories-less allowance for obsolete	3,684,629	3,860,225
inventory of $425,000 ($106,000, 2004)
Deferred income taxes	882,600	116,000
Prepaid expenses	42,144	46,337

Total Current Assets	7,934,449	9,262,588

PROPERTY, PLANT AND EQUIPMENT:
Land	229,089	229,089
Buildings	1,492,161	1,478,629
Machinery and equipment	2,603,267	2,558,603

	4,324,517	4,266,321
Less accumulated depreciation	3,289,727	3,191,894

	1,034,790	1,074,427

OTHER ASSETS:
Deferred income taxes	1,401,700	1,376,000
Deposits	1,750	1,750

	1,403,450	1,377,750

Total Assets	$10,372,689	$11,714,765

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2005	2004

CURRENT LIABILITIES:
Short-term financing	$800,000	$ -
Accounts payable	305,157	416,186
Accrued payroll and related expenses	260,092	726,192
Accrued expenses	272,243	216,735
Accrued stock repurchase	-	33,300
Accrued taxes other than income	65,970	82,713
Accrued income taxes	103,934	133,934

Total Current Liabilities	1,807,396	1,609,060

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 772,174 (2005)
and 772,174 (2004) shares issued	756,379	762,588
Class B 1,000,000 convertible shares authorized,
475,533 shares issued	454,866	454,866
Accumulated comprehensive income (net of tax)	218,138	34,863
Contributed capital	1,592,942	1,592,942
Treasury shares - 15,795 (2005) and 12,916 (2004)
Class A shares and 20,667 (2005 and 2004)
Class B shares	(661,676)	(639,095)
Retained earnings	6,204,644	7,899,541

Total Stockholders' Equity	8,565,293	10,105,705

Total Liabilities and Stockholders' Equity	$10,372,689	$11,714,765

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2005	2004	2003

NET SALES:
Product sales	$8,691,822	$14,206,561	$9,188,843
Service sales	978,872	1,514,477	1,849,103

Total Net Sales	9,670,694	15,721,038	11,037,946

COSTS AND EXPENSES:
Cost of product sold	5,197,059	7,124,920	4,997,533
Cost of services sold	836,371	924,575	1,114,269
Product development	2,059,401	2,127,641	1,961,901
Marketing and administrative	4,243,632	4,752,997	4,216,551
expenses
Interest charges	21,465	1,558	3,243
Other (income) expense	(201,162)	(53,523)	(49,895)

Total Costs and Expenses	12,156,766	14,878,168	12,243,602

Income (Loss) before Provision for Income Taxes	(2,486,072)	842,870	(1,205,656)
Provision For (Recovery Of) Income Taxes:
Current	(25,000)	(18,000)	-
Deferred	(887,300)	201,100	(471,000)

	(912,300)	183,100	(471,000)

Income (Loss) before
cumulative effect of change in accounting principle	(1,573,772)	659,770	(734,656)
Cumulative effect of change
in accounting for goodwill, net of tax of $536,000	-	-	(1,038,542)

Net Income (Loss)	$(1,573,772)	$659,770	$(1,773,198)

Income (Loss) per Common
share before cumulative effect of change in accounting principle	$(1.30)	$.54	$(.60)
Cumulative effect of change
in accounting for goodwill	-	-	(.85)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(1.30)	$.54	$(1.45)

Income (Loss) per Common
share assuming dilution:
Income (Loss) per Common
share before cumulative effect of change in accounting principle	$(1.30)	$.53	$(.60)
Cumulative effect of change
in accounting for goodwill	-	-	(.85)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(1.30)	$.53	$(1.45)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,211,629	1,218,913	1,219,750

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	ACCUMULATED COMPREHEN- SIVE INCOME	TREASURY SHARES	TOTAL	COMPREHEN- SIVE INCOME

Balance at September 30, 2002	$9,012,969	$764,884	$454,866	$1,603,848	$ -	$(605,795)	$11,230,772	$-

Net Loss	(1,773,198)	-	-	-	-	-	(1,773,198)	(1,773,198)

Balance at September 30, 2003	7,239,771	764,884	454,866	1,603,848	-	(605,795)	9,457,574	$(1,773,198)

Purchase and Retirement of Class A shares	-	(2,296)	-	(10,906)	-	-	(13,202)	-

Shares Tendered	-	-	-	-	-	(33,300)	(33,300)	-

Unrealized Gain on Investments (net of tax of $17,000)	-	-	-	-	34,863	-	34,863	$34,863

Net Income	659,770	-	-	-	-	-	659,770	659,770

Balance at September 30, 2004	$7,899,541	$762,588	$454,866	$1,592,942	$34,863	$(639,095)	$10,105,705	$694,633

Purchase and Retirement of Class A Shares Tendered	-	(6,209)	-	-	-	(22,581)	(28,790)	-

Unrealized Gain on Investments and Reclassification adjustment for gain (loss) included in net earnings (see note 3) (net of tax)	-	-	-	-	183,275	-	183,275	183,275

Dividend of $.10 per Class A and B shares	(121,125)	-	-	-	-	-	(121,125)	-

Net Loss	(1,573,772)	-	-	-	-	-	(1,573,772)	(1,573,772)

Balance at September 30, 2005	$6,204,644	$756,379	$454,866	$1,592,942	$218,138	$(661,676)	$8,565,293	$(1,390,497)

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$10,088,121	$15,970,143	$11,761,011
Cash paid to suppliers and employees	(12,409,036)	(14,515,317)	(11,793,871)
Interest paid	(21,465)	(1,558)	(3,243)
Interest received	10,453	42,713	28,826
Income taxes (paid) refunded	(5,000)	(5,000)	251,134

Net Cash Provided by (Used in) Operating Activities	(2,336,927)	1,490,981	243,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(235,470)	(104,031)	(129,976)
Change in deposits	-	-	300
Proceeds on sale of assets	11,941	-	1,350
Purchase of short-term investments	(500,000)	(2,000,000)	(2,069,935)
Sale of short-term investments	849,841	1,018,000	1,051,935

Net Cash Provided by (Used in) Investing Activities	126,312	(1,086,031)	(1,146,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term financing	800,000	-	-
Payments on lease obligation	-	-	(11,334)
Purchase of Class A shares	(62,090)	(13,202)	-
Dividends paid	(121,125)	-	-

Net Cash Provided by (Used in) Financing Activities	616,785	(13,202)	(11,334)

Increase (Decrease) in Cash and Cash Equivalents	(1,593,830)	391,748	(913,803)

Cash and Cash Equivalents at Beginning of Year	1,739,719	1,347,971	2,261,774

Cash and Cash Equivalents at End of Year	$145,889	$1,739,719	$1,347,971

See accompanying summary of accounting policies and notes to financial statements.

	2005	2004	2003

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$(1,573,772)	$659,770	$(1,773,198)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	267,180	280,552	313,693
Cumulative effect of change in accounting for goodwill	-	-	1,574,542
Dividends reinvested	(77,085)	-	-
Gain on disposal of investments	(90,788)	-	-
(Gain)Loss on disposal of assets	(4,014)	15,036	11,017
Deferred income taxes	(887,300)	201,100	(1,007,000)
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	417,427	249,105	723,065
Decrease (Increase) in inventories	175,596	(568,897)	298,215
Decrease (Increase) in prepaid expenses	4,193	1,044	(10,690)
Decrease (Increase) in refundable income taxes	-	-	253,000
Increase (Decrease) in accounts payable	(111,029)	121,970	(79,808)
Increase (Decrease) in accrued payroll and related expenses	(466,100)	477,141	(100,988)
Increase (Decrease) in other accrued expenses and accrued taxes other than income	38,765	77,160	43,875
Increase (Decrease) in accrued income taxes	(30,000)	(23,000)	(1,866)

Total Adjustments	(763,155)	831,211	2,017,055

Net Cash Provided by (Used in) Operating Activities	($2,336,927)	$1,490,981	$243,857

Non-cash disclosures
Accrued tender offer	$ -	$33,300	$ -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2005, 2004 AND 2003

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

Product Classes	2005	2004	2003

Automotive Test Equipment	78.2%	86.9%	78.5%
Fastening Systems	2.4	1.4	5.8
Indicating Instruments	19.4	10.4	13.0
Other Product Classes	0.0	1.3	2.7

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 15% of outstanding receivables at September 30, 2005 (29% in 2004). Sales to a customer approximated $1,060,000 (2005),$3,000,000 (2004), $2,200,000 (2003).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. Revenue from development contracts represent agreements to provide training related programs to technicians and engineers and are recorded as service revenue. Revenue from these contracts is recognized as agreed upon milestones are achieved. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense amounted to $133,234 (2005), $111,664 (2004) and $75,403 (2003). Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2005. An estimate for future warranty claims of $52,246 (2005) and $49,881 (2004) is included in "Accrued expenses".

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2005 amounted to $145,889.

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

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2005	2004

Raw materials and component parts	$2,412,831	$2,734,901
Work-in-process	499,318	435,516
Finished products	772,480	689,808

	$3,684,629	$3,860,225

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

Depreciation, including depreciation on capitalized leases, amounted to $267,180(2005), $280,552 (2004), and $313,693 (2003).

Valuation of Long-Lived Assets :
Long-lived assets such as property, plant and equipment and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Shipping and Handling Costs :
Shipping and handling costs are classified as cost of product sold.

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $159,626 (2005), $153,194 (2004) and $143,496 (2003).

Income Taxes :
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 9.

Adoption of New Accounting Standards :
In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002. Additional information is disclosed in note 11.

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

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company will adopt this pronouncement effective October 1, 2005 and does not expect a significant impact on the Company's operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(r), Shared Based Payment. SFAS No. 132(r) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, accounting for Stock issued to Employees, and its related implementation guidance. This Statement establishes  standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company will adopt this pronouncement effective October 1, 2006 and does not expect a significant impact on the Company's operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The Company will adopt this pronouncement effective October 1, 2005 and does not expect a significant impact on the Company's operations.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The Company will adopt this pronouncement effective October 1, 2006.

Reclassifications :
Certain prior year amounts have been reclassified to conform with current year presentation.

3. SHORT-TERM INVESTMENTS AND COMPREHENSIVE INCOME

Short-term investments are as follows:

	2005		2004
	COST	MARKET	COST	MARKET

Mutual funds	$1,818,032	$2,148,170	$2,000,000	$2,051,863

Less Cost		1,818,032		2,000,000

Gross unrealized gains (losses) on short-term investments		330,138		51,863

Deferred income taxes		112,000		17,000

Accumulated comprehensive income (net of tax)		$218,138		$34,863

Gains (Losses):
Gross Unrealized gains		$330,138		$51,863
Gross unrealized losses		-		-

		$330,138		$51,863

The following table sets forth the computation of comprehensive income.

	2005	2004	2003

Net Income (Loss)	$(1,573,772)	$659,770	$(1,773,198)
Unrealized gain (loss)on investments (net of tax)	196,426	34,863	-

Reclassification adjustment for gain (loss) included in net earnings (net of tax)	(13,151)	-	-

Comprehensive Income (Loss)	$(1,390,497)	$694,633	$(1,773,198)

Gains (Losses):
Gross realized gains	$90,788	$ -	$ -
Gross realized losses	-	-	-

4. SHORT-TERM FINANCING

The Company has a secured credit agreement of $1,000,000 with its financial lender. The agreement expires in February 2006 and provides for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. On September 30, 2005, the credit agreement was revised and currently contains affirmative covenant requirements that require the Company to maintain liquidity of not less than $1,250,000, a tangible net worth of $7,500,000 and a ratio of debt to tangible net worth of not more than 1.00 to 1.00. Previously, the credit agreement contained affirmative covenant requirements that required the Company to maintain a tangible net worth of $9,000,000, a ratio of debt to tangible net worth of not more than 1.00 to 1.00 and an interest coverage ratio of not less than 1.25 to 1.00. The Company had outstanding borrowings of $800,000 under this loan facility at September 30, 2005 and $-0- 2004. The Company is in compliance with its loan covenants. Selected details of short-term borrowings are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2005	$800,000	6.75%
Average during 2005	$341,667	6.18%
Maximum during 2005 (month end)	$800,000	6.75%

Balance at September 30, 2004	$ -	-
Average during 2004	$ -	-
Maximum during 2004 (month end)	$ -	-

5. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through February 2009.

The Company's minimum commitments under operating leases are as follows:

2006	$19,902
2007	14,890
2008	10,255
2009	3,629

Total	$48,676

Rental expense under these commitments was $38,735 (2005), $39,524 (2004) and $41,198 (2003).

A facility held under a capital lease has a net book value of $0 at September 30, 2005. Future minimum lease payments which extend through 2061 are immaterial.

6. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $0 for fiscal years ended September 30, 2005, 2004 and 2003. All options granted under the Employee Plans are exercisable at September 30, 2005.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 45,000 shares (less 39,000 options which were either canceled, expired or unissued) of Class A common stock over a five year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 24, 2008.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2005	Price	2004	Price	2003	Price

Option Shares
Employee Plans:

Outstanding October 1,	125,000	$6.46	129,900	$6.58	151,400	$6.66

Granted	-	-	-	-	-	-

Canceled	-	-	(4,900)	9.71	(21,500)	7.10

Exercised	-	-	-	-		-

Outstanding September 30,(2005-$3.13 to $17.25 per share)	125,000	6.46	125,000	6.46	129,900	6.58
Exercisable September 30,	125,000	6.46	125,000	6.46	129,900	6.58

Director Plans:

Outstanding October 1,	45,000	$8.44	39,000	$8.62	42,000	$9.73

Granted	6,000	6.45	6,000	7.25	6,000	3.67

Canceled	(6,000)	16.13	-	-	(9,000)	10.49

Exercised		-	-	-	-	-

Outstanding September 30,(2005-$3.55 to $18.00 per share)	45,000	7.15	45,000	8.44	39,000	8.62
Exercisable September 30,	33,000	7.52	33,333	9.52	28,000	10.61

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at September 30, 2005.

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life

Range of exercise Prices:
$3.13 - 5.00	80,150	$3.78	6.8
$7.13 - 10.75	37,900	$9.45	3.0
$17.25	6,950	$17.25	1.0

	125,000	$6.46

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$3.55 - 4.25	16,000	$3.81	6.9	14,000	$3.83
$6.45 - 8.50	23,000	$7.46	4.7	13,000	$7.99
$12.25 - 18.00	6,000	$15.13	2.0	6,000	$15.13

	45,000	$7.15		33,000	$7.52

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

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for 2005, 2004 and 2003 respectively: a risk free interest rate of 4.9%, 4.0% and 3.0%; an expected life of 8, 6 and 6 years; an expected dividend yield of 0.0%, 0.0% and 0.0%; and a volatility factor of .41, .44 and .60. The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for fixed price stock options granted in 2005, 2004 and 2003 been determined consistent with FAS 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

		2005	2004	2003

Net Income (Loss)	- as reported	$(1,573,772)	$659,770	$(1,773,198)

Deduct: Total stock based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects		11,747	10,517	9,340

	- pro forma	$(1,585,519)	$649,253	$(1,782,538)

Basic Income (Loss) per share	- as reported	$(1.30)	$.54	$(1.45)

Diluted Income (Loss) per share	- as reported	$(1.30)	$.53	$(1.45)

Basic Income (Loss) per share	- pro forma	$(1.31)	$.53	$(1.46)

Diluted Income (Loss) per share	- pro forma	$(1.31)	$.52	$(1.46)

The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (624,866 shares in 2005 and 2004) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

During June 2004, the Company purchased and retired 2,296 Class A shares from two retired employees for $5.75, the closing price of the shares on the date of purchase. In addition, the Company purchased shares in conjunction with a tender offer (see note 13).

8. INCOME TAXES

A reconciliation of the recovery of income taxes to the statutory Federal income tax rate is as follows:

	2005	2004	2003

Income (Loss) Before Provision for Income Taxes	$(2,486,072)	$842,870	$(1,205,656)
Statutory rate	34%	34%	34%

	(845,264)	286,576	(409,923)

Surtax Savings	-	-	-
State and local taxes - net	-	-	-
Permanent differences	9,800	10,700	10,800
Research and development credit - net	(103,800)	(101,200)	(62,300)
Expiration of contribution carryforward	49,000	-	-
Other	(22,036)	(12,976)	(9,577)

	$(912,300)	$183,100	$(471,000)

 Deferred tax asset (liabilities) consist of the following:

	2005	2004

Current:
Inventories	$144,500	$42,300
Bad debts	17,000	3,400
Unrealized gains on short-term investments	(112,000)	(17,000)
Accrued liabilities	92,600	98,400
Prepaid expense	(14,000)	(11,100)
Net operating loss carryforward	754,500	-

Total current deferred income taxes	882,600	116,000

Noncurrent:
Depreciation and amortization	266,300	287,000
Research and development and other credit carryforwards	1,082,800	920,700
Net operating loss carryforward	-	72,600
Contribution carryforward	52,600	95,700

Total long-term deferred income taxes	1,401,700	1,376,000

Total	$2,284,300	$1,492,000

The Company has available a net operating loss carryforward of approximately $2,300,000 and a contribution carryforward of approximately $155,000. The net operating loss and research and development credit carryforwards will begin to expire in 2019.

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

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2005	2004	2003

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$(1,573,772)	$659,770	$(1,773,198)

Shares denominator	1,211,629	1,218,913	1,219,750

Per share amount	$(1.30)	$.54	$(1.45)

Effect of Dilutive Securities
Average shares outstanding	1,211,629	1,218,913	1,219,750

Stock options	-	31,506	-

	1,211,629	1,250,419	1,219,750
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$(1,573,772)	$659,770	$(1,773,198)

Per share amount	$(1.30)	$.53	$(1.45)

10. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. Due to losses in fiscal 2005 and 2003, no bonus amounts were incurred from this formula. In addition the Board of Directors approved an additional bonus plan for fiscal 2004. The bonus distribution was determined by the Compensation Committee of the Board of Directors. For fiscal year ended September 30, 2004, bonus expense amounted to approximately $384,000.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2005, 2004 and 2003, the Company made no matching contributions to the plan. The Company does not provide any other post retirement benefits to its employees.

The Company has a deferred compensation plan which permits selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions instead of, or in addition to, contributions made by them under the 401(k) Savings and Retirement Plan. For fiscal years ended September 30, 2005, 2004 and 2003, approximately $7,500, $12,000 and $9,600 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses." Management elected not to amend the deferred compensation plan to comply with recent tax law changes, therefore, no additional deferred contributions have been added to the plan after December 31, 2004.

11. GOODWILL

In connection with the adoption of the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill as of October 1, 2002. In lieu of amortization, this standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. The initial impairment test indicated that the carrying values of the reporting units exceeded the corresponding fair values due to prior year losses. The fair values were determined by an asset approach. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying asset and liability classes. The October 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $1,574,542. The $1,038,542 represents an entire write-off of the Company's goodwill as of October 1, 2002, net of $536,000 of related tax benefits, and has been reported as the effect of a change in accounting principle in the accompanying financial statements.

12. SEGMENT AND RELATED INFORMATION

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports the information about its operating segments.

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

Information by industry segment is set forth below:

Years Ended September 30,	2005	2004	2003

Net Sales
Indicators and Gauges	$1,875,286	$1,638,952	$1,428,575
Automotive Diagnostic Tools and Equipment	7,795,408	14,082,086	9,609,371

	$9,670,694	$15,721,038	$11,037,946

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$(4,735)	$328,547	$31,044
Automotive Diagnostic Tools and Equipment	(1,089,842)	2,490,391	285,569
General Corporate Expenses	(1,391,495)	(1,976,068)	(1,522,269)

	$(2,486,072)	$842,870	$(1,205,656)

Asset Information :

Years Ended September 30,	2005	2004

Identifiable Assets
Indicators and Gauges	$742,380	$817,488
Automotive Diagnostic Tools and Equipment	3,960,603	4,482,489
Corporate	5,669,706	6,414,788

	$10,372,689	$11,714,765

As discussed in note 11, the amortization of goodwill was discontinued at the beginning of fiscal 2003 with the adoption of SFAS No. 142. Goodwill impairment recognized in the first quarter of fiscal 2003 amounted to $55,556 for the indicators and gauges segment and $1,518,986 for the automotive diagnostic tools and equipment segment.

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2005	2004	2003

Revenue:
United States of America	$9,348,925	$15,317,947	$10,536,829
Canada	245,988	240,735	263,934
Other foreign countries	75,781	162,356	237,183

	$9,670,694	$15,721,038	$11,037,946

All export sales to Canada and other foreign countries are made in United States of America Dollars.

13. TENDER OFFER

On August 11, 2004, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in connection with a Tender Offer to purchase for cash all Class A common shares, $1 par value, held by holders of 99 or fewer shares as of the close of business on August 2, 2004. The purpose of the tender offer was generally to reduce the number of shareholders of record to fewer than 300 to allow the Company to terminate its reporting obligations under the Securities Exchange Act of 1934. The Company paid $10 per Class A common share properly tendered by eligible shareholders. The offer expired on December 15, 2004.

The Board of Directors and management pursued this offer under the belief that the Company derives little benefit from the status of being a public company. In addition, the costs associated with certain provisions of the Sarbanes-Oxley Act, which are required to be in place in fiscal 2006 and 2007 become even more significant given our size and the relative benefits we can derive from being public. Although well intended, Sarbanes-Oxley compliance could mean significant increases for the Company in annual accounting, legal and insurance costs for remaining public and could significantly affect the size of the Board of Directors and the time management will be able to devote to operating the business.

During the tender offer a number of brokerage firms transferred nominees from "street name" to individual registered shareholders of Hickok Class A common stock thereby creating additional shareholders of record. As a result these transfers prevented the outcome sought by the Company. At the close of the tender offer on December 15, 2004 the Company purchased 6,209 shares from 148 shareholders of record and several brokerage firms for $62,090 ($33,300 was accrued as of September 30, 2004). Payment was made for shares tendered on December 17, 2004. Following the completion of the tender offer the number of shareholders of record of the Company was approximately 400.

14. QUARTERLY DATA (UNAUDITED)
	First	Second	Third	Fourth

Net Sales
2005	$2,064,891	$2,842,081	$2,761,122	$2,002,600
2004	3,570,409	5,871,643	3,788,528	2,490,458
2003	2,447,948	2,913,756	2,887,656	2,788,586

Gross Profit
2005	717,076	1,258,885	1,115,843	545,460
2004	1,722,279	2,868,691	1,880,396	1,200,177
2003	911,641	1,347,880	1,324,752	1,341,871

Income (Loss) before cumulative effect of change in accounting principle
2005	(483,758)	(255,610)	(342,537)	(491,867)
2004	172,010	451,378	87,877	(51,495)
2003	(357,488)	(122,720)	(153,753)	(100,695)

Net Income (Loss)
2005	(483,758)	(255,610)	(342,537)	(491,867)
2004	172,010	451,378	87,877	(51,495)
2003	(1)(1,396,030)	(122,720)	(153,753)	(100,695)

Income (Loss) per Common Share before cumulative effect of change in accounting principle

Basic
2005	(.40)	(.21)	(.28)	(.41)
2004	.14	.37	.07	(.04)
2003	(.29)	(.10)	(.13)	(.08)

Diluted
2005	(.40)	(.21)	(.28)	(.41)
2004	.14	.36	.07	(.04)
2003	(.29)	(.10)	(.13)	(.08)

Net Income (Loss) per Common Share

Basic
2005	(.40)	(.21)	(.28)	(.41)
2004	.14	.37	.07	(.04)
2003	(1.14)	(.10)	(.13)	(.08)

Diluted
2005	(.40)	(.21)	(.28)	(.41)
2004	.14	.36	.07	(.04)
2003	(1.14)	(.10)	(.13)	(.08)

(1) The first quarter 2003 includes a $1,038,542 charge from a change in accounting for goodwill, net of tax of $536,000.

SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30
	2005	2004	2003	2002	2001

	(In Thousands of Dollars, except per share amounts)

Net Sales	$9,671	$15,721	$11,038	$12,392	$15,261

Net Income (Loss)	$(1,574)	$660	$(1,773)	$244	$(662)

Working Capital	$6,127	$7,654	$6,611	$7,720	$7,096

Total Assets	$10,373	$11,715	$10,380	$12,303	$12,178

Long-term Debt	$-0-	$-0-	$-0-	$-0-	$9

Total Stockholders' Equity	$8,565	$10,106	$9,458	$11,231	$10,986

Net Income (Loss) Per Share	$(1.30)	$.54	$(1.45)	$.20	$(.54)

Dividends Declared

Per Share:

Class A	$.10	$-0-	$-0-	$-0-	$-0-

Class B	$.10	$-0-	$-0-	$-0-	$-0-

Stockholders' Equity

Per Share:	$7.07	$8.30	$7.75	$9.21	$9.01

Return on Sales	(16.3%)	4.2%	(16.1%)	2.0%	(4.3%)

Return on Assets	(14.3%)	6.0%	(15.6%)	2.0%	(5.4%)

Return on Equity	(16.9%)	6.7%	(17.1%)	2.2%	(6.0%)

Closing Stock Price	$4.80	$5.30	$4.10	$4.71	$2.50

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

ITEM 8B. OTHER INFORMATION

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $800,000 on its revolving credit facility at September 30, 2005, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal. In addition, the Company maintains investments in a number of mutual funds. These funds are subject to normal equity market fluctuations. The Company believes the equity market fluctuation risk is acceptable because the funds can be sold on demand.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2006, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-KSB.

The following is a list of the executive officers of the Company as of September 30, 2005. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Senior Vice President of Finance and Chief Financial Officer in February 2004. Mr. Zoloty was Vice President of Finance and Chief Financial Officer since May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Senior Vice President of Sales and Marketing by the Board of Directors in February 2004. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May 1999. He joined the Company in April 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers. Mr. Bruner was elected Senior Vice President of Manufacturing by the Board of Directors in February 2004. Mr. Bruner was elected Vice President of Manufacturing in August 1993. He joined the Company in January 1974.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	65

Senior Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	53

Senior Vice President, Sales and Marketing	Thomas F. Bauman	62

Senior Vice President, Manufacturing	William A. Bruner	63

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

The Company has historically operated under informal ethical guidelines, under which the Company's principal executive, financial, and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization and has adopted a written Code of Ethics for the Chief Executive Officer and Chief Financial Officer. In addition, the Company adopted and the Board of Directors approved a written Code of Business Conduct for all officers and employees. The Company also implemented a system to address the "Whistle Blower" provision of the Sarbanes-Oxley Act of 2002.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2006, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	158,000	$6.68	56,200

Equity compensation plans not approved by security holders	-	-	-

Total	158,000		56,200

Other information required by this Item 11 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2006, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2006, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2006, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 21st day of December, 2005.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 21st day of December, 2005:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Senior Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ James Moreland	Director
James Moreland

/s/ Hugh S. Seaholm	Director
Hugh S. Seaholm

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)(i)	Loan Agreement, dated as of February 18, 2005, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005) effective through September 29, 2005.

10(a)(ii)	Loan Agreement, dated as of September 30, 2005, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-KSB for the fiscal period ended September 30, 2005).

10(b)	Hickok Incorporated 1995 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(c)	Hickok Incorporated 1997 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(d)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(e)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(f)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(g)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  *Reference is made to the Company's basic documents filed as Exhibits 3(a) and 3(b) to the Company's Registration Statement on Form S-1, dated September 1, 1959, as supplemented by Amendments 1 and 2 thereto, dated respectively October 15, 1959, and October 19, 1959 (the October 15, 1959 amendment containing an Amendment to Articles of Incorporation, dated September 29, 1959) and such exhibits are hereby incorporated by reference herein.
The following pages contain the Consolidated Financial Statement Schedules as specified for Item 7 of Part II of Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2005 and 2004, and for each of the years in the three-year period ended September 30, 2005, and have issued our report thereon dated November 23, 2005; such consolidated financial statements and report are included in Part II, Item 7 of this Form 10-KSB. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in item 13. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

November 23, 2005
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           Col. A                    Col. B                   Col.C                    Col. D          Col. E
-----------------------             ----------   -------------------------------     -----------    ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period       Expenses          Accounts        Deductions      of Period
-----------------------------       ----------    ------------     -------------      -----------    ------------
Deducted from Asset Accounts:
                                                  Year Ended September 30, 2003
                                                  ------------------------------

 Reserve for doubtful accounts       $  46,000    $ 132,484  (1)     $ 14,211 (2)     $  68,695 (3)     $ 124,000

 Reserve for inventory obsolescence  $  31,500    $ 361,506          $      -         $ 315,006 (4)     $  78,000

                                                  Year Ended September 30, 2004
                                                  ------------------------------

 Reserve for doubtful accounts       $ 124,000    $ (39,585) (1)     $  9,733 (2)     $  84,148 (3)     $  10,000

 Reserve for inventory obsolescence  $  78,000    $ 196,807          $      -         $ 168,807 (4)     $ 106,000

                                                  Year Ended September 30, 2005
                                                  ------------------------------

 Reserve for doubtful accounts       $  10,000    $  42,467  (1)     $     94 (2)     $   2,561 (3)     $  50,000

 Reserve for inventory obsolescence  $ 106,000    $ 389,990          $      -         $  70,990 (4)     $ 425,000

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

                                              HICKOK INCORPORATED

                                         SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                      Col. B       Col. C        Col. D            Col. E              Col. F
       --------                   ----------   ---------   ---------------   --------------   --------------------
                                                Weighted    Maximum Amount   Average Amount    Weighted Average
                                  Balance at    Average      Outstanding      Outstanding       Interest Rate
Category of Aggregate               End of      Interest     During the        During the        During the
Short-term Borrowings               Period        Rate          Period           Period (2)       Period (3)
------------------------          ----------   ---------   ---------------   --------------   --------------------

                                          Year Ended September 30, 2003
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $        -        $       -                 -%

                                          Year Ended September 30, 2004
                                          -----------------------------

   Note Payable to Bank (1)       $      -          -%       $        -        $       -                 -%

                                          Year Ended September 30, 2005
                                          -----------------------------

   Note Payable to Bank (1)       $800,000       6.75%       $  800,000        $ 341,667              6.18%

(1) Note payable to bank represents borrowings under a revolving credit facility which expires
 February 28, 2006.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.