Form 10QSB
period 2005-12-31
HICKOK INC
filed 2006-02-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____ .

Commission File No. 0-147

HICKOK INCORPORATED
__________ ___________________________________________________
(Exact name of small business issuer as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	(216) 541-8060

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No_X_

As of February 10, 2006:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2005	2004
Net Sales
Product Sales	$2,493,348	$1,821,359
Service Sales	209,876	243,532

Total Net Sales	2,703,224	2,064,891

Cost and Expenses
Cost of Product Sold	1,327,120	1,159,799
Cost of Service Sold	148,153	188,016
Product Development	383,328	532,188
Marketing and Administrative Expenses	863,999	993,209
Interest Charges	14,049	516
Other Income	<191,728>	<75,979>

Total Costs and Expenses	2,544,921	2,797,749

Income <Loss> before Provision for Income Taxes	158,303	<732,858>

Provision for <Recovery of> Income Taxes	53,800	<249,100>

Net Income <Loss>	$104,503	$<483,758>

Earnings per Common Share:
Net Income <Loss>	$.09	$<.40>

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$.08	$<.40>

Dividends per Common Share	$-0-	$.10
See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEETS
	December 31, 2005 (Unaudited)	September 30, 2005 (Note)	December 31, 2004 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$82,535	$145,889	$232,990
Short-term Investments	1,280,374	2,148,170	2,823,027
Trade Accounts Receivable-Net	1,455,779	1,031,017	1,015,760
Inventories	4,240,628	3,684,629	3,701,165
Deferred Income Taxes	934,600	882,600	44,700
Prepaid Expenses	148,990	42,144	132,577

Total Current Assets	8,142,906	7,934,449	7,950,219

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,492,161	1,492,161	1,478,629
Machinery and Equipment	2,620,102	2,603,267	2,578,992

	4,341,352	4,324,517	4,286,710

Less: Allowance for Depreciation	3,356,720	3,289,727	3,267,509

Total Property - Net	984,632	1,034,790	1,019,201

Other Assets
Deferred Income Taxes	1,347,900	1,401,700	1,625,100
Deposits	1,750	1,750	1,750

Total Other Assets	1,349,650	1,403,450	1,626,850

Total Assets	$10,477,188	$10,372,689	$10,596,270

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2005 (Unaudited)	September 30, 2005 (Note)	December 31, 2004 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$689,000	$800,000	$ -
Trade Accounts Payable	462,626	305,157	189,461
Accrued Payroll & Related Expenses	293,397	260,092	302,000
Dividends Payable	-	-	121,125
Accrued Expenses	287,836	272,243	152,056
Accrued Stock Repurchase	-	-	-
Accrued Taxes Other Than Income	72,399	65,970	94,054
Accrued Income Taxes	103,934	103,934	128,934

Total Current Liabilities	1,909,192	1,807,396	987,630

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 756,379 shares outstanding (756,379, September 30, 2005 and 756,399, December 31, 2004)excluding 15,795 shares in treasury (15,795, September 30, 2005 and 15,775, December 31, 2004)	756,379	756,379	756,399

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	116,338	218,138	171,271
Contributed Capital	931,266	931,266	931,446
Retained Earnings	6,309,147	6,204,644	7,294,658

Total Stockholders' Equity	8,567,996	8,565,293	9,608,640

Total Liabilities and Stockholders' Equity	$10,477,188	$10,372,689	$10,596,270

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2005	2004

Cash Flows from Operating Activities:
Cash received from customers	$2,278,462	$2,497,575
Cash paid to suppliers and employees	<3,100,579>	<3,422,530>
Interest paid	<14,049>	<516>
Interest received	647	6,021
Income taxes <paid> refunded	-	<5,000>

Net Cash Provided By <Used In> Operating Activities	<835,519>	<924,450>

Cash Flows from Investing Activities:
Capital expenditures	<16,835>	<20,389>
Purchase of short-term investments	-	<500,000>
Sale of short-term investments	900,000	-

Net Cash Provided By <Used in> Investing Activities	883,165	<520,389>

Cash Flows from Financing Activities:
Decrease in short-term financing	<111,000>	-
Purchase of Class A Shares	-	<61,890>

Net Cash Provided By <Used In> Financing Activities	<111,000>	<61,890>

Net increase <decrease> in cash and cash equivalents	<63,354>	<1,506,729>

Cash and cash equivalents at beginning of year	145,889	1,739,719

Cash and cash equivalents at end of first quarter	$82,535	$232,990

See Notes to Consolidated Financial Statements
	2005	2004

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$104,503	$<483,758>
Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation	66,993	75,615
Dividends reinvested	<63,660>	<63,456>
Gain on disposal of investments	<122,344>	-
Deferred income taxes	53,800	<249,100>
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	<424,762>	432,684
Decrease <Increase> in inventories	<555,999>	159,060
Decrease <Increase> in prepaid expenses	<106,846>	<86,240>
Increase <Decrease> in accounts payable	157,469	<226,725>
Increase <Decrease> in accrued payroll and related expenses	33,305	<424,192>
Increase <Decrease> in accrued expenses and accrued taxes other than income	22,022	<53,338>
Increase <Decrease> in accrued income taxes	-	<5,000>

Total Adjustments	<940,022>	<440,692>

Net Cash Provided By <Used In> Operating Activities	$<835,519>	$<924,450>

Non-cash disclosures: Dividends payable	$-0-	$121,125

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2005

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

2. Short-term Investments

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	December 31,		December 31,
	2005		2004
	COST	MARKET	COST	MARKET

Fair market value Mutual funds	$1,104,036	$1,280,374	$2,500,000	$2,823,027

Less Cost		1,104,036		2,563,456

Gross unrealized gains on short-term investments		176,338		259,571

Deferred income taxes		60,000		88,300

Accumulated comprehensive income (net of tax)		$116,338		$171,271

Gains (Losses):
Gross unrealized gains		$176,338		$259,571
Gross unrealized losses		-		-

		$176,338		$259,571

The following table sets forth the computation of comprehensive income:
	December 31, 2005	December 31, 2004

Net Income (Loss)	$104,503	$<483,758>

Unrealized gain (loss)on investments (net of tax)	<8,474>	136,408

Reclassification adjustment for <gain> loss included in net earnings (net of tax)	<93,326>	-

Comprehensive income (Loss)	$2,703	$<347,350>

Gains (Losses):
Gross realized gains	$122,344	-
Gross realized losses	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2005	September 30, 2005	December 31, 2004

Components	$2,569,133	$2,412,831	$2,549,219
Work-in-Process	839,587	499,318	477,037
Finished Product	831,908	772,480	674,909

	$4,240,628	$3,684,629	$3,701,165

The above amounts are net of reserve for obsolete inventory in the amount of $478,495, $425,000 and $169,867 for the periods ended December 31, 2005, September 30, 2005 and December 31, 2004 respectively.

4. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. At December 31, 2005, the Company had a balance of $689,000 outstanding under this loan facility. The agreement expires in February 2006 and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. On September 30, 2005, the credit agreement was revised and currently contains affirmative covenant requirements that require the Company to maintain liquidity of not less than $1,250,000, a tangible net worth of $7,500,000 and a ratio of debt to tangible net worth of not more than 1.00 to 1.00. The revolving credit facility is subject to annual review by the Company's lender. The Company was in compliance with these covenants through January 31, 2006 at which time the liquidity covenant was violated. The Company, however, has obtained a waiver for this covenant from its financial lender. The liquidity covenant is currently set at $800,000.

The Company was notified by its financial lender in January 2006 that the line of credit which expires on February 28, 2006 would not be renewed due to financial performance. The financial institution provided a sixty day grace period from the date of the line of credit expiration to obtain other financing. Management is currently in negotiation with other financial lending institutions to replace this revolving credit facility.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 117,450 Class A shares were outstanding at December 31, 2005 (125,000 shares at September 30, 2005 and 125,000 shares at December 31, 2004) at prices ranging from $3.125 to $17.25 per share. Options for 7,550 were canceled during the three month period ended December 31, 2005, at prices ranging from $3.125 to $17.25 per share. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2005.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 45,000 shares (less 39,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 45,000 Class A shares were outstanding at December 31, 2005 (45,000 shares at September 30, 2005 and 45,000 shares at December 31, 2004) at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 24, 2008.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2005:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	79,750	$3.78	5.8
$7.13 - 10.75	37,700	$9.45	2.0

	117,450	$5.60

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 4.25	16,000	$3.81	6.9	14,000	$3.83
$6.45 - 8.50	23,000	$7.46	4.7	13,000	$7.99
$12.25 - 18.00	6,000	$15.13	2.0	6,000	$15.33

	45,000	$7.19		33,000	$7.52

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2005 and 2004 respectively: a risk free interest rate of 4.9% and 4.0%; an expected life of 8 and 6 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .41 and .44.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended December 31,
	2005	2004

Net Income <Loss> as reported	$104,503	$<483,758>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	3,008	2,723

Pro forma Net Income <Loss>	$101,495	$<486,481>

As Reported:
Basic Income <Loss> per share	$.09	$<.40>

Diluted Income <Loss> per share	$.08	$<.40>

Pro Forma:
Basic Income <Loss> per share	$.08	$<.40>

Diluted Income <Loss> per share	$.08	$<.40>

Unissued shares of Class A common stock (617,316 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

6. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(r), Share Based Payments.  SFAS No. 123(r) is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation and supercedes APB Opinion No. 25.  The Company will adopt this pronouncement in its quarter ended March 31, 2006 and does not expect a significant impact on the Company's operations.

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

	Three Months ended December 31,
	2005	2004
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$104,503	$<483,758>

Shares denominator	1,211,245	1,213,073

Per share amount	$.09	$<.40>

Effect of Dilutive Securities
Average shares outstanding	1,211,245	1,213,073
Stock options	21,551	-

	1,232,796	1,213,073

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$104,503	$<483,758>

Per share amount	$.08	$<.40>

Options to purchase 85,600 and 170,000 shares of common stock during the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

8. Segment and Related Information

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2005	2004
Net Sales
Indicators and Gauges	$504,317	$424,273
Automotive Diagnostic Tools and Equipment	2,198,907	1,640,618

	$2,703,224	$2,064,891

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$112,504	$<42,606>
Automotive Diagnostic Tools and Equipment	224,122	<373,771>
General Corporate Expenses	<178,323>	<316,481>

	$158,303	$<732,858>

Asset Information
Indicators and Gauges	$797,122	$701,639
Automotive Diagnostic Tools and Equipment	4,885,440	4,012,901
Corporate	4,794,626	5,881,730

	$10,477,188	$10,596,270

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,652,063	$2,010,487
Canada	44,988	42,189
Other foreign countries	6,173	12,215

	$2,703,224	$2,064,891

All export sales to Canada and other foreign countries are made in United States of America Dollars.

9. Tender Offer

On August 11, 2004, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in connection with a Tender Offer to purchase for cash all Class A common shares, $1 par value, held by holders of 99 or fewer shares as of the close of business on August 2, 2004. The purpose of the tender offer was generally to reduce the Company's number of shareholders of record to fewer than 300 to allow the Company to terminate its reporting obligation under the Securities Exchange Act of 1934. The Company paid $10 per Class A common share properly tendered by eligible shareholders. The offer expired on December 15, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, First Quarter (October 1, 2005 through December 31, 2005)
Fiscal 2006 Compared to First Quarter Fiscal 2005
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $504,317 and $424,273 for the first quarter of fiscal 2006 and fiscal 2005, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $2,198,907 and $1,640,618 for the first quarter of fiscal 2006 and fiscal 2005, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2005 were $2,493,348 versus $1,821,359 for the quarter ended December 31, 2004. The increase in product sales during the current quarter of approximately $672,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, diagnostic products to OEM's of approximately $462,000 and aftermarket products of approximately $164,000. Sales of indicator products increased by approximately $68,000, respectively while fastening systems product sales declined by approximately $22,000. Product sales are expected to increase during the remainder of the fiscal year. This expectation is based on the Company's belief that it will receive a large customer order in its second quarter of fiscal 2006.

Service sales for the quarter ended December 31, 2005 were $209,876 versus $243,532 for the quarter ended December 31, 2004. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2006 was $1,327,120 (53.2% of product sales) as compared to $1,159,799 (63.7% of product sales) in the first quarter of fiscal 2005. The decrease in the cost of product sold percentage was due primarily to a higher sales volume, higher plant utilization and a change in product mix. The current cost of product sold percentage is anticipated to continue for the balance of the fiscal year.

Cost of service sold in the first quarter of fiscal 2006 was $148,153 (70.6% of service sales) as compared to $188,016 (77.2% of service sales) in the first quarter of fiscal 2005. The dollar decrease was due primarily to a lower sales volume of chargeable repairs. The decrease in the cost of services sold percentage was primarily due to higher plant utilization and somewhat lower warranty costs. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year.

Product development expenses were $383,328 in the first quarter of fiscal 2006 (15.4% of product sales) as compared to $532,188 (29.2% of product sales) in the first quarter of fiscal 2005. The dollar decrease was due primarily to decreased labor costs from the temporary wage and staff reductions initiated during the current quarter while the percentage decrease was due to higher product sales. Temporary wage reductions were removed as of January 1, 2006. The current level of product development expenses is expected to increase slightly for the balance of the fiscal year.

Marketing and administrative expenses were $863,999 (32.0% of total net sales) in the first quarter of 2006 versus $993,209 (48.1% of total net sales) for the same period a year ago. The percentage decrease was due to the increase in the level of total sales for the current quarter. Marketing expenses were approximately $508,000 in the first quarter of fiscal 2005 versus $601,000 for the same period a year ago. Within marketing expenses, decreases were in labor costs from the temporary wage and staff reductions initiated during the current quarter of approximately $51,000. In addition, there were decreases in sales promotion, travel expense and advertising of approximately $11,000, $20,000 and $7,000 respectively. Administrative expenses were approximately $356,000 in the first quarter of fiscal 2006 versus $392,000 for the same period a year ago. The dollar decrease was due primarily to decreased labor costs from the temporary wage and staff reductions initiated during the current quarter of approximately $39,000 and a decrease in directors fees of approximately $7,000, offset in part by an increase in professional fees of $16,000. Temporary wage reductions were removed as of January 1, 2006. The anticipated savings from the cost cutting measures implemented in August 2005 were achieved by the Company. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $14,049 in the first quarter of fiscal 2006 which compares with $516 in the first quarter of fiscal 2005. The increase in interest charges in the current quarter compared to a year ago was due to short-term borrowing during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2006.

Other income was $191,728 in the first quarter of fiscal 2006 which compares with $75,979 in the first quarter of fiscal 2005. Other income consists primarily of realized gains on the sale of short-term investments, dividend income on short-term investments, interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase is due primarily to realized gains on the sale of short-term investments during the current quarter.

Net income in the first quarter of fiscal 2006 was $104,503. The net income for the current quarter is primarily the result of realized gains on the sale of short-term investments and a higher sales volume that enabled approximately break-even results from operations. This compares with a net loss in the first quarter of fiscal 2005 of $483,758. In August 2005 the Company implemented cost cutting measures primarily in the form of temporary wage and staff reductions. The Company achieved the anticipated cost reductions from these reductions in the first quarter of fiscal 2006. Temporary wage reductions were removed as of January 1, 2006.

The Company continues to invest in two possible opportunities that, if they go forward, could result in substantial future revenues. These two large opportunities are more fully discussed in the Company’s 2005 fiscal year Form 10-KSB filing and the Company's 2005 Annual Report to Shareholders. With the projected continuing growth in the Company’s core businesses, management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future. The tax benefits have the effect of reducing future federal income taxes payable. The research and development credit and net operating loss carryforwards will begin to expire in 2019.

Unshipped customer orders as of December 31, 2005 were $2,914,000 versus $1,561,000 at December 31, 2004. The increase was due primarily to increased orders in automotive diagnostic products of $1,562,000, specifically, $1,886,000 for diagnostic products to automotive OEM's offset in part by a decrease in aftermarket products of approximately $306,000. Indicator products declined by approximately $246,000. The Company anticipates that most of the current backlog will be shipped in fiscal 2006.

Liquidity and Capital Resources

Total current assets were $8,142,906, $7,934,449 and $7,950,219 at December 31, 2005, September 30, 2005 and December 31, 2004, respectively. The increase of approximately $193,000 from December to December is due primarily to the increase in accounts receivable, inventories and deferred income taxes of $440,000, $539,000 and $890,000 respectively, offset in part by a decrease in cash and cash equivalents and short-term investments of approximately $150,000 and $1,543,000 respectively. The increase from September 30, 2005 to December 31, 2005 is due primarily to the increase in accounts receivable, inventories, deferred income taxes and prepaid expenses of $425,000, $556,000 $52,000 and $107,000 respectively, offset in part by the decrease in cash and cash equivalents, short-term investments of approximately $63,000 and $868,000 respectively. The increases are due primarily to increased sales and inventory purchasing volume during the current quarter.

Working capital as of December 31, 2005 amounted to $6,233,714 as compared with $6,962,589 a year earlier. Current assets were 4.3 times current liabilities and total cash, short-term investments and receivables were 1.5 times current liabilities. These ratios compare to 8.0 and 4.1, respectively, at December 31, 2004.

Internally generated funds during the three months ended December 31, 2005 were a negative $835,519 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $16,835. The primary reason for the negative cash flow from operations was the increase in accounts receivable and inventory during the current quarter due to increased sales and inventory purchasing volume. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under a new, yet to be negotiated, credit agreement will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2006.

Shareholders' equity during the three months ended December 31, 2005 increased by $2,703 which was the net income during the period of $104,503 less $101,800 accumulated comprehensive income from investments.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate. At December 31, 2005, the Company had a balance of $689,000 outstanding under this loan facility. The agreement expires in February 2006 and is secured by the Company's accounts receivable, inventory, equipment and general intangibles. On September 30, 2005, the credit agreement was revised and currently contains affirmative covenant requirements that require the Company to maintain liquidity of not less than $1,250,000, a tangible net worth of $7,500,000 and a ratio of debt to tangible net worth of not more than 1.00 to 1.00. The revolving credit facility is subject to annual review by the Company's lender. During fiscal 2006 the Company's business will require a short-term increase in inventory and accounts receivables. The Company anticipates increasing its revolving credit facility with a financial lender and believes the necessary increase can be obtained on acceptable terms. Whenever there may be a requirement to increase inventory in fiscal 2006 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and an increase in the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements. The Company was in compliance with these covenants through January 31, 2006 at which time the liquidity covenant was violated. The Company, however, has obtained a waiver for this covenant from its financial lender. The liquidity covenant is currently set at $800,000. Management is currently in negotiation with other financial lending institutions regarding securing a revolving credit facility, and is confident that a facility can be negotiated at acceptable terms.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis or Plan of Operation in our Form 10-KSB for the year ended September 30, 2005.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (e) the Company's ability to capitalize on market opportunities including state automotive emissions programs and OEM tool programs, and (f) The Company's ability to renegotiate a credit agreement at acceptable terms.

ITEM 3: CONTROLS AND PROCEDURES

As of December 31, 2005, the Company performed an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005 in ensuring that information required to be disclosed by the Company in the reports it files and submits under  the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control or financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 14, 2006	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer