Form 10QSB
period 2006-03-31
HICKOK INC
filed 2006-05-12
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 9, 2006:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2006	2005	2006	2005
Net Sales
Product Sales	$3,381,508	$2,558,706	$5,874,856	$4,380,065
Service Sales	231,893	283,375	441,769	526,907

Total Net Sales	3,613,401	2,842,081	6,316,625	4,906,972

Costs and Expenses
Cost of Product Sold	2,114,967	1,366,659	3,442,087	2,526,458
Cost of Service Sold	182,399	216,537	330,552	404,553
Product Development	456,570	553,459	839,898	1,085,647
Marketing and Administrative Expenses	1,090,767	1,138,563	1,954,766	2,131,772
Interest Charges	16,374	2,052	30,423	2,568
Other Income	<87,204>	<47,679>	<278,932>	<123,658>

Total Costs and Expenses	3,773,873	3,229,591	6,318,794	6,027,340

Income <Loss> before Provision for Income Taxes	<160,472>	<387,510>	<2,169>	<1,120,368>

Recovery of Income Taxes	<54,500>	<131,900>	<700>	<381,000>

Net Income <Loss>	$<105,972>	$<255,610>	$<1,469>	$<739,368>

Earnings per Common Share:
Net Income <Loss>	$<.09>	$<.21>	$<.00>	$<.61>

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.09>	$<.21>	$<.00>	$<.61>

Dividends per Common Share	$- 0 -	$- 0 -	$- 0 -	$.10

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS
	March 31, 2006 (Unaudited)	September 30, 2005 (Note)	March 31, 2005 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$91,850	$145,889	$249,126
Short-term Investments	832,848	2,148,170	2,445,394
Trade Accounts Receivable-Net	2,555,185	1,031,017	1,351,036
Inventories	3,537,207	3,684,629	3,805,055
Deferred Income Taxes	947,100	882,600	64,000
Prepaid Expenses	135,718	42,144	151,586

Total Current Assets	8,099,908	7,934,449	8,066,197

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,492,161	1,492,161	1,478,629
Machinery and Equipment	2,640,050	2,603,267	2,792,806

	4,361,300	4,324,517	4,500,524

Less: Allowance for Depreciation	3,423,713	3,289,727	3,350,114

Total Property - Net	937,587	1,034,790	1,150,410

Other Assets
Deferred Income Taxes	1,402,400	1,401,700	1,757,000
Deposits	1,750	1,750	1,750

Total Other Assets	1,404,150	1,403,450	1,758,750

Total Assets	$10,441,645	$10,372,689	$10,975,357

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	March 31, 2006 (Unaudited)	September 30, 2005 (Note)	March 31, 2005 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$1,000,000	$800,000	$500,000
Accounts Payable	265,669	305,157	440,776
Accrued Payroll & Related Expenses	276,646	260,092	383,781
Accrued Expenses	332,019	272,243	147,866
Accrued Stock Repurchase	-	-	-
Accrued Taxes Other Than Income	19,415	65,970	58,981
Accrued Income Taxes	103,934	103,934	128,934

Total Current Liabilities	1,997,683	1,807,396	1,660,338

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 756,379 shares outstanding (756,379, September 30, 2005 and 756,379, March 31, 2005)excluding 15,795 shares in treasury (15,795, September 30, 2005 and 15,795, March 31, 2005)	756,379	756,379	756,379

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	98,276	218,138	133,460
Contributed Capital	931,266	931,266	931,266
Retained Earnings	6,203,175	6,204,644	7,039,048

Total Stockholders' Equity	8,443,962	8,565,293	9,315,019

Total Liabilities and Stockholders' Equity	$10,441,645	$10,372,689	$10,975,357

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2006	2005

Cash Flows from Operating Activities:
Cash received from customers	$4,792,457	$5,004,380
Cash paid to suppliers and employees	<6,380,995>	<6,440,361>
Interest paid	<30,423>	<2,568>
Interest received	1,705	8,539
Income taxes <paid> refunded	-	<5,000>

Net Cash Provided By <Used In> Operating Activities	<1,617,256>	<1,435,010>

Cash Flows from Investing Activities:
Capital expenditures	<36,783>	<234,203>
Purchase of short-term investments	-	<500,000>
Proceeds on sale of fixed assets	-	12,020
Sale of short-term investments	1,400,000	349,815

Net Cash Provided By <Used In> Investing Activities	1,363,217	<372,368>

Cash Flows from Financing Activities:
Increase in short-term financing	200,000	500,000
Purchase of Class A Shares	-	<62,090>
Dividends paid	-	<121,125>

Net Cash Provided By <Used In> Financing Activities	200,000	316,785

Net increase <decrease> in cash and cash equivalents	<54,039>	<1,490,593>

Cash and cash equivalents at beginning of year	145,889	1,739,719

Cash and cash equivalents at end of second quarter	$91,850	$249,126

See Notes to Consolidated Financial Statements

	2006	2005

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<1,469>	$<739,368>
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	133,986	158,220
Dividends reinvested	<67,026>	<68,092>
Gain on disposal of investments	<202,014>	<24,658>
Gain on disposal of fixed assets	-	<12,020>
Deferred income taxes	<700>	<381,000>
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	<1,524,168>	97,408
Decrease <Increase> in inventories	147,422	55,170
Decrease <Increase> in prepaid expenses	<93,574>	<105,248>
Increase <Decrease> in accounts payable	<39,488>	24,590
Increase <Decrease> in accrued payroll and related expenses	16,554	<342,411>
Increase <Decrease> in accrued expenses and accrued taxes other than income	13,221	<92,601>
Increase <Decrease> in accrued income taxes	-	<5,000>

Total Adjustments	<1,615,787>	<695,642>

Net Cash Provided By <Used In> Operating Activities	$<1,617,256>	$<1,435,010>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

2. Short-term Investments and Comprehensive Income

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	March 31, 2006	September 30, 2005	March 31, 2005
Fair market value Mutual funds	$832,848	$2,148,170	$2,445,394
Less Cost	687,072	1,818,032	2,242,934

Gross unrealized gains <losses> on short-term investments	145,776	330,138	202,460
Deferred income taxes	47,500	112,000	69,000

Accumulated comprehensive income (net of tax)	$98,276	$218,138	$133,460

Gains <Losses>:
Gross unrealized gains	$145,776	$330,138	$202,460
Gross unrealized losses	-	-	-

	$145,776	$330,138	$202,460

The following table sets forth the computation of comprehensive income:
Three Months Ended March 31,	Six Months Ended March 31,

	2006	2005	2006	2005
Net Income <Loss>	$<105,972>	$<255,610>	$<1,469>	$<739,368>

Unrealized gain <loss> on investments (net of tax)	32,471	<15,998>	23,997	104,299
Reclassification adjustment for <gain> loss included in net earnings (net of tax)	<50,533>	<21,813>	<143,859>	<5,702>

Comprehensive Income <Loss>	$<124,034>	$<293,421>	$<121,331>	$<640,771>

Gains <Losses>:
Gross realized gains	$79,670	$24,658	$202,014	$24,658
Gross realized losses	-	-	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2006	September 30, 2005	March 31, 2005

Components	$2,257,307	$2,412,831	$2,679,839
Work-in-Process	500,574	499,318	457,495
Finished Product	779,326	772,480	667,721

	$3,537,207	$3,684,629	$3,805,055

The above amounts are net of reserve for obsolete inventory in the amount of $590,465, $425,000 and $236,525 for the periods ended March 31, 2006, September 30, 2005 and March 31, 2005 respectively.

4. Short-term Financing

On March 27, 2006, the Company entered into a new credit agreement with a new financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half of one percent per annum plus one month LIBOR. At March 31, 2006, the Company had a balance of $1,000,000 outstanding under this loan facility. The agreement expires in February 2007 and is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.00 to 1.00. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to annual review by the Company's lender.

This new credit agreement replaces the existing credit agreement with the Company's previous financial lender which was entered into on February 28, 2006. The credit agreement expired April 30, 2006 and provided for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and was secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement also contained affirmative covenant requirements that the Company maintain a tangible net worth of not less than $7,500,000 as of the end of each fiscal quarter, a ratio of debt to tangible net worth of not more than 1.00 to 1.00 as of the end of each fiscal quarter, and a liquidity of not less than $650,000. The entire loan balance and accrued interest were paid on March 28, 2006. This agreement was the same as the previous credit facility with the financial lender that expired on February 28, 2006 except the previous agreement contained affirmative covenant requirements that required the Company to maintain liquidity of not less than $1,250,000, a tangible net worth of $7,500,000 and a ratio of debt to tangible net worth of not more than 1.00 to 1.00. The revolving credit facility was subject to annual review by the Company's lender. The Company was in compliance with these covenants through January 31, 2006 at which time the liquidity covenant was violated. The Company obtained a waiver for this covenant from its financial lender. The liquidity covenant was reset at $800,000.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 117,450 Class A shares were outstanding at March 31, 2006 (125,000 shares at September 30, 2005 and 125,000 shares at March 31, 2005) at prices ranging from $3.125 to $17.25 per share. Options for 7,550 were canceled during the three month period ended December 31, 2005, at prices ranging from $3.125 to $17.25 per share. No other options were granted, exercised or canceled during the three or six month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at March 31, 2006.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 48,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 48,000 Class A shares were outstanding at March 31, 2006 (45,000 shares at September 30, 2005 and 45,000 shares at March 31, 2005) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2006 and March 31, 2005, at a price of $5.25 and $6.45 per share respectively. Options for 3,000 shares and 6,000 shares expired during the three month periods ended March 31, 2006 and March 31, 2005 at $18.00 and $16.125 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 23, 2009.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2006:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	79,750	$3.78	4.6
$7.13 - 10.75	37,700	$9.45	1.7

	117,450	$5.60

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	6.1	16,000	$3.81
$6.45 - 8.50	23,000	$7.46	4.8	17,000	$7.72
$12.25 - 18.00	3,000	$12.25	2.0	3,000	$12.25

	48,000	$6.27		36,000	$6.36

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2006 and 2005 respectively: a risk free interest rate of 6.0% and 4.9%; an expected life of 8 and 8 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .35 and .41.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended March 31,	Six months ended March 31,

	2006	2005	2006	2005
Net Income <Loss> as reported	$<105,972>	$<255,610>	$<1,469>	$<739,368>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	3,013	3,008	6,021	5,731

Pro forma Net Income <Loss>	$<108,985>	$<258,618>	$<7,490>	$<745,099>

As Reported:
Basic Income <Loss> per share	$<.09>	$<.21>	$<.00>	$<.61>

Diluted Income <Loss> per share	$<.09>	$<.21>	$<.00>	$<.61>

Pro forma:
Basic Income <Loss> per share	$<.09>	$<.21>	$<.00>	$<.61>

Diluted Income <Loss> per share	$<.09>	$<.21>	$<.00>	$<.61>

Unissued shares of Class A common stock (620,316 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

6. Recently Issued Accounting Pronouncements

The Company will adopt the provisions of the Financial Accounting Standards Board SFAS No. 123(r), Share Based Payments in the first quarter of fiscal 2007. SFAS No. 123(r) is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation and supercedes APB Opinion No. 25. The Company has not yet determined the adoption method but does not expect the adoption of the pronouncement to have a significant impact on the Company's results of operations or financial position.

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,

	2006	2005	2006	2005
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<105,972>	$<255,610>	$<1,469>	$<739,368>

Shares denominator	1,211,245	1,211,246	1,211,245	1,212,169

Per share amount	$<.09>	$<.21>	$<.00>	$<.61>

Effect of Dilutive Securities
Average shares outstanding	1,211,245	1,211,246	1,211,245	1,212,169
Stock options	-	-	-	-

	1,211,245	1,211,246	1,211,245	1,212,169

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<105,972>	$<255,610>	$<1,469>	$<739,368>

Per share amount	$<.09>	$<.21>	$.<00>	$<.61>

During the second quarter and the first six month period of fiscal 2006 and the second quarter and the first six month period of fiscal 2005 options to purchase 165,450 and 170,000 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the options's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2006	2005	2006	2005
Net Revenue
Indicators and Gauges	$510,561	$549,886	$1,014,878	$974,159
Automotive Diagnostic Tools and Equipment	3,102,840	2,292,195	5,301,747	3,932,813

	$3,613,401	$2,842,081	$6,316,625	$4,906,972

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$56,413	$43,727	$168,917	$1,121
Automotive Diagnostic Tools and Equipment	139,447	<57,617>	363,569	<431,388>
General Corporate Expenses	<356,332>	<373,620>	<534,655>	<690,101>

	$<160,472>	$<387,510>	$<2,169>	$<1,120,368>

Asset Information
Indicators and Gauges			$776,643	$665,244
Automotive Diagnostic Tools and Equipment			5,296,439	4,488,886
Corporate			4,368,563	5,821,227

			$10,441,645	$10,975,357

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$3,403,928	$2,756,528	$6,055,991	$4,767,015
Canada	50,942	40,343	95,930	82,532
Germany	149,779	2,899	151,229	4,638
Other foreign countries	8,752	42,311	13,475	52,787

	$3,613,401	$2,842,081	$6,316,625	$4,906,972

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Second Quarter (January 1, 2006 through March 31, 2006)
Fiscal 2006 Compared to Second Quarter Fiscal 2005
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $510,561 and $549,886 for the second quarter of fiscal 2006 and fiscal 2005, respectively and $1,014,878 and $974,159 for the first six months of fiscal 2006 and fiscal 2005, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $3,102,840 and $2,292,195 for the second quarter of fiscal 2006 and fiscal 2005, respectively, and $5,301,747 and $3,932,813 for the first six months of fiscal 2006 and fiscal 2005, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2006 were $3,381,508 versus $2,558,706 for the quarter ended March 31, 2005. The 32% increase in product sales during the current quarter of approximately $823,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, diagnostic products to OEM's of approximately $1,390,000. Sales of other automotive diagnostic products, primarily, aftermarket products, indicator products and fastening system products decreased by approximately $519,000, $36,000 and $12,000, respectively. Product sales are expected to increase significantly during the Company's third and fourth fiscal quarters due primarily to increased sales of automotive diagnostic products of approximately $5,000,000 to a large OEM customer for a proprietary tool order received in March 2006.

Service sales for the quarter ended March 31, 2006 were $231,893 versus $283,375 for the quarter ended March 31, 2005. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2006 was $2,114,967 (62.5% of product sales) as compared to $1,366,659 (53.4% of product sales) in the second quarter of fiscal 2005. The increase in the cost of product sold percentage was due primarily to a change in product mix. The current cost of product sold percentage is anticipated to decrease during the balance of the fiscal year.

Cost of service sold in the second quarter of fiscal 2006 was $182,399 (78.7% of service sales) as compared to $216,537 (76.4% of service sales) in the second quarter of fiscal 2005. The dollar decrease was due primarily to a lower sales volume of chargeable repairs. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year.

Product development expenses were $456,570 in the second quarter of fiscal 2006 (13.5% of product sales) as compared to $553,459 (21.6% of product sales) in the second quarter of fiscal 2005. The dollar decrease was due primarily to decreased labor cost from the staff reductions initiated in the first quarter of fiscal 2006 while the percentage decrease was due to higher product sales. The temporary wage reductions initiated in August 2005 were removed as of January 1, 2006. The current level of product development expenses is expected to increase slightly for the balance of the fiscal year.

Marketing and administrative expenses were $1,090,767 (30.2% of total sales) in the second quarter of 2006 versus $1,138,563 (40.1% of total sales) for the same period a year ago. The percentage decrease was due to the increase in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $664,000 in the second quarter of fiscal 2006 versus $719,000 for the same period a year ago. Within marketing expenses, decreases were in advertising of $59,000, travel expenses of $22,000 and fulfillment of $30,000, offset in part by an increase in sales promotion of $51,000. Administrative expenses were approximately $427,000 in the second quarter of fiscal 2006 versus $419,000 for the same period a year ago. The dollar increase during the current fiscal quarter was due primarily to an increase in professional fees of $16,000, offset in part by a decrease in depreciation expense of approximately $9,000. Temporary wage reductions for all employees initiated in August 2005 were removed as of January 1, 2006. Partly as a result of wage re-instatement and partially as a result of other anticipated expenses, the level of marketing and administrative expenses is expected to increase somewhat for the remainder of the fiscal year.

Interest expense was $16,374 in the second quarter of fiscal 2006 which compares with $2,052 in the second quarter of fiscal 2005. The increase was due to short-term borrowing during the second quarter of fiscal 2006. The current level of interest expense is expected to continue for the remainder of fiscal 2006.

Other income was $87,204 in the second quarter of fiscal 2006 which compares with $47,679 in the second quarter of fiscal 2005. Other income consists primarily of dividend income on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets and interest income on cash and cash equivalents invested. The increase is due primarily to a gain on sale of short-term investments of approximately $55,000.

The net loss in the second quarter of fiscal 2006 was $105,972 which compares with a net loss of $255,610 in the second quarter of fiscal 2005. The net loss for the current quarter was primarily a result of a combination of product mix, as well as the removal of temporary wage reductions initiated in August 2005 and incurring additional expenses that were previously postponed.

Unshipped customer orders as of March 31, 2006 were $6,585,000 versus $1,586,000 at March 31, 2005. The increase was due primarily to increased orders in automotive diagnostic products of approximately $5,200,000, specifically, a single order of approximately $5,000,000 from a large OEM customer for a proprietary tool order received in March 2006, offset in part by a decrease in fastening systems products of approximately $115,000. Most of the current backlog is expected to be shipped by the end of fiscal 2006.

Results of Operations, Six Months Ended March 31, 2006
Compared to Six Months Ended March 31, 2005

Product sales for the six months ended March 31, 2006 were $5,874,856 versus $4,380,065 for the same period in fiscal 2005. The 34% increase in product sales during the first six months of the current fiscal year of approximately $1,495,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, diagnostic products to OEM's of approximately $1,854,000. Sales of other automotive diagnostic products, primarily, aftermarket products which include emission products and fastening systems product declined by approximately $374,000 and $34,000, respectively. Sales of indicator products increased by approximately $33,000. Product sales are expected to increase significantly during the Company's third and fourth fiscal quarters.

Service sales for the six months ended March 31, 2006 were $441,769 compared with $526,907 for the same period in fiscal 2005. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $3,442,087 or (58.6 % of product sales) compared to $2,526,458 (57.7% of product sales) for the six months ended March 31, 2005. The dollar increase was due primarily to higher product sales for the first six months of the current fiscal year. The percentage increase in the cost of product sold percentage was due primarily a change in product mix, offset in part by higher plant utilization. The cost of product sold percentage is expected to decrease modestly in the second half of the fiscal year.

Cost of service sold was $330,552 (74.8 % of service sales) compared with $404,553 (76.8% of service sales) for the six months ended March 31, 2005. The dollar decrease was due primarily to lower repair sales for the first six months of the current fiscal year. The decrease in the cost of services sold percentage was primarily due to lower warranty costs. The cost of services sold percentage is expected to continue for the balance of the fiscal year.

Product development expenses were $839,898 (14.3% of product sales) compared to $1,085,647 (24.8% of product sales) for the six months ended March 31, 2005. The dollar decrease was due primarily to decreased labor costs from the temporary wage and staff reductions implemented during the first quarter of the fiscal year. The percentage decrease was due to higher product sales and lower expenses during the first six months of the current fiscal year. The temporary wage reductions initiated in August 2005 were removed as of January 1, 2006. The current level of product development expenditures is expected to increase slightly for the second half of the fiscal year.

Marketing and administrative expenses were $1,954,766 for the six months ended March 31, 2006 (30.9% of total sales) versus $2,131,772 (43.4% of total sales) for the six months ended March 31, 2005. The percentage decrease was due to an increase in the level of total sales and a decrease in expenses during the first six months of the current fiscal year. Marketing expenses were approximately $1,172,000 during the first six months of the current fiscal year versus $1,321,000 for the same period a year ago. Within marketing expenses, decreases were in labor costs from the temporary wage and staff reductions initiated in August 2005 of approximately $54,000. In addition, there were decreases in advertising, travel expense and fulfillment expense of approximately $66,000 and $43,000 and $30,000, respectively, offset in part by an increase in sales promotion expense of approximately $39,000. Administrative expenses were approximately $783,000 during the first six months of the current fiscal year versus $811,000 for the same period a year ago. The dollar decrease was due primarily to decreased labor costs from the temporary wage and staff reductions initiated in August 2005 of approximately $37,000 and a decrease in directors fees and depreciation of approximately $8,000 and $15,000 respectively, offset in part by an increase in professional fees of approximately $32,000 partially as a result of new compliance initiatives the Company must address. The temporary wage reductions were removed as of January 1, 2006. The current level of marketing and administrative expenses is expected to increase somewhat for the remainder of the fiscal year.

Interest expense was $30,423 for the six months ended March 31, 2006, and $2,568 for the same period in 2005. This increase was due to short-term borrowing during the current fiscal year. The current level of interest expense is expected to continue for the remainder of fiscal 2006.

Other income of $278,932 compares with other income of $123,658 in the same period last year. Other income consists primarily of dividend income reinvested on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets, and interest income on cash and cash equivalents. The increase is due primarily to a gain on sale of short-term investments of approximately $177,000, offset in part by a decrease in interest income and gain on sale of fixed assets of approximately $5,600 and $11,800, respectively. The current level of other income is expected to decrease for the remainder of fiscal 2006 because no additional sales of short-term investments are anticipated.

The net loss for the six months ended March 31, 2006 was $1,469 compared with a net loss of $739,368 for the six months ended March 31, 2005. The decrease in net loss for the first half of fiscal 2006 is primarily the result of a higher sales volume, gains on sale of short-term investments and cost cutting measures primarily in the form of temporary wage and staff reductions  implemented in August 2005. The Company achieved the anticipated cost reductions from these reductions in the first quarter of fiscal 2006. In preparation for the large OEM order the temporary wage reductions were removed as of January 1, 2006 and certain expenses that had been postponed were incurred, however, the staff reduction savings continue.

Management anticipates that the recent receipt of a purchase order from a large OEM customer for approximately $5,000,000 scheduled for shipment during the second half of the fiscal year and discussed more fully in the Company's Form 8-K filing dated March 15, 2006 along with anticipated increased sales of automotive diagnostic products in the Company's core business should generate taxable income during the second half of the fiscal year. In addition, the Company continues to invest in an emissions equipment opportunity that, if it goes forward, could result in substantial future revenue. This large opportunity is more fully discussed in the Company's 2005 fiscal year Form 10-KSB filing and the Company's 2005 Annual Report to Shareholders. Current assessments are that this opportunity will not effect fiscal year 2006 revenues. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future. The tax benefits have the effect of reducing future federal income taxes payable. The research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $8,099,908, $7,934,449 and $8,066,197 at March 31, 2006, September 30, 2005 and March 31, 2005, respectively. The increase of approximately $34,000 from March to March is due primarily to the increase in accounts receivable and deferred taxes of $1,204,000 and $883,000 respectively, offset in part by decreases in cash, short-term investments and inventory of approximately $157,000, $1,613,000 and $268,000 respectively. Accounts receivable increased due to the higher sales volume in the most recent quarter. Short-term investments were sold to fund working capital needs. The increase from September to March of approximately $165,000 is due primarily to the increase in accounts receivable of $1,524,000 offset in part by decreases in cash, short-term investments and inventory of approximately $54,000, $1,315,000 and $147,000 respectively. Deferred taxes and prepaid expenses increased by approximately $65,000 and $94,000 respectively.

Working capital as of March 31, 2006 amounted to $6,102,225 as compared with $6,405,859 a year earlier. Current assets were 4.1 times current liabilities and total cash and cash equivalents, short-term investments and receivables were 1.7 times current liabilities. These ratios compare to 4.9 and 2.4, respectively, at March 31, 2005. The quick ratio was 1.3 compared to 1.0 a year ago.

Internally generated funds during the six months ended March 31, 2006 were a negative $1,617,256 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $36,783. The primary reason for the negative cash flow from operations was the increase in accounts receivable during the period due to increased sales volume. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2006.

Shareholders' equity during the six months ended March 31, 2006 decreased by $121,331 which was equal to the net loss during the period of $1,469 plus $119,862 accumulated comprehensive income from investments.

On March 27, 2006, the Company entered into a new credit agreement with a new financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half of one percent per annum plus one month LIBOR. At March 31, 2006, the Company had a balance of $1,000,000 outstanding under this loan facility. The agreement expires in February 2007 and is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.00 to 1.00. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to annual review by the Company's lender. The Company had an outstanding loan balance of $775,000 due its previous financial lender which was paid off by this new loan facility on March 28, 2006.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-KSB for the year ended September 30, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control or financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on February 22, 2006, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,490,940	36,300
T. Harold Hudson	1,487,726	39,514
James T. Martin	1,490,140	37,100
Michael L. Miller	1,491,140	36,100
James N. Moreland	1,490,140	37,100
Hugh S. Seaholm	1,491,140	36,100
Janet H. Slade	1,489,590	37,650

For information on how the votes have been tabulated for the above, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders.

ITEM 5. OTHER INFORMATION

On March 27, 2006, the Company entered into a new credit arrangement with a new financial lender. The terms and conditions of the credit arrangement are set forth in a Commercial Note, an Addendum to the Commercial Note, and a Borrowing Base Addendum to the Commercial Note, all of which were executed by the Company and delivered to the Lender on March 27, 2006. The Note expires February 28, 2007 and provides for a revolving credit facility of $2,500,000 with interest generally equal to two and one half of one percent per annum plus one month LIBOR and is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles.

Each loan made under the credit arrangement will be due and payable in full on the expiration date of the Note. Interest on each loan made under the credit arrangement is payable in arrears on May 1, 2006, and on the first day of each month thereafter, at maturity, and on demand thereafter.

The Note Addendum requires that the Company maintain an effective tangible net worth of not less than $8,000,000, effective as of September 30, 2006 and tested on an annual basis. The Note Addendum also requires the Company to maintain a pre-tax interest coverage ratio of not less than 3.00 to 1.00 as of the end of the fiscal period ending September 30, 2006.

The Borrowing Base Addendum generally allows for borrowing based on an amount equal to eighty five percent (85%) of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The Note provides that upon the occurrence of certain events of default, the Lender may immediately terminate the credit arrangement, and the Company's obligations under the credit facility may be accelerated. Such events of default are set forth in the various credit arrangement documents and include, without limitation:  failure to comply with the terms, obligations, and covenants of the credit arrangement documents; the encumbrance of any property securing any debt to the Lender by mortgage, security interest or other lien unless consented to by the Lender; failure of the Company to maintain an effective tangible net worth and interest coverage ratio at certain specified levels; and other customary defaults.

The description set forth in this Item 5 is qualified in its entirety by reference to the full text of the note, note addendum and borrowing base addendum filed as Exhibit 10.1, 10.2 and 10.3, respectively, to the Company's Form 8-K filed on March 31, 2006.

The Company was notified by its previous financial lender in January 2006 that the line of credit which was due to expire on February 28, 2006 would not be renewed. On February 28, 2006 the Company entered into a new credit agreement with its previous financial lender that expired April 30, 2006 which provided for a revolving credit facility of $1,000,000 with interest at the bank's prime commercial rate and was secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement also contained affirmative covenant requirements that the Company maintain a tangible net worth of not less than $7,500,000 as of the end of each fiscal quarter, a ratio of debt to tangible net worth of not more than 1.00 to 1.00 as of the end of each fiscal quarter, and a liquidity of not less than $650,000. The entire loan balance and accrued interest were paid on March 28, 2006.

The description set forth in this Item 5 is qualified in its entirety by reference to the full text of the credit agreement and change in terms agreement filed as Exhibit 10.1 and 10.2, respectively, to the Company's Form 8-K filed on March 6, 2006.

On March 10, 2006, the Company received a purchase order for approximately $5,000,000 to supply a proprietary product of the Company to a Tier 1 supplier to a large OEM that will be delivered during the current fiscal year. The purchase order was described in item 1.01 of the Company's Form 8-K filed on March 15, 2006.

ITEM 6. EXHIBITS

Exhibit No.	Description

10(a)(i)	Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(ii)	Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(iii)	Borrowing Base Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(iv)	Business loan Agreement, dated February 28, 2006, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 6, 2006) effective through April 30, 2006.

10(a)(v)	Change in Terms Agreement, dated February 28, 2006, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 6, 2006) effective through April 30, 2006.

11	Statement Regarding Computation of Earnings Per share and Common Share Equivalents

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	HICKOK INCORPORATED (Registrant)

/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer