Form 10QSB
period 2006-06-30
HICKOK INC
filed 2006-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2006	2005	2006	2005
Net Sales
Product Sales	$4,044,005	$2,527,527	$9,918,861	$6,907,592
Service Sales	177,154	233,595	618,923	760,502

Total Net Sales	4,221,159	2,761,122	10,537,784	7,668,094

Costs and Expenses
Cost of Product Sold	2,102,696	1,440,559	5,544,783	3,967,017
Cost of Service Sold	118,164	204,720	448,716	609,273
Product Development	469,835	526,482	1,309,733	1,612,129
Marketing and Administrative Expenses	1,091,518	1,112,569	3,046,284	3,244,341
Interest Charges	5,766	9,192	36,189	11,760
Other <Income> Expense	<12,295>	<12,863>	<291,227>	<136,521>

Total Costs and Expenses	3,775,684	3,280,659	10,094,478	9,307,999

Income <Loss> before Provision for Income Taxes	445,475	<519,537>	443,306	<1,639,905>
Income <Recovery of> Taxes	151,500	<177,000>	150,800	<558,000>

Net Income <Loss>	$293,975	$<342,537>	$292,506	$<1,081,905>

Earnings per Common Share:
Net Income <Loss>	$.24	$<.28>	$.24	$<.89>

Earnings per Common Share
Assuming Dilution:
Net Income <Loss>	$.24	$<.28>	$.24	$<.89>

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$.10

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	September 30, 2005 (Note)	June 30, 2005 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$100,596	$145,889	$169,654
Short-term Investments	820,492	2,148,170	2,514,527
Trade Accounts Receivable - Net	2,994,316	1,031,017	1,273,829
Inventories	4,256,733	3,684,629	3,685,390
Deferred Income Taxes	949,800	882,600	43,000
Prepaid Expenses	105,212	42,144	128,704

Total Current Assets	9,227,149	7,934,449	7,815,104

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,492,161	1,492,161	1,478,629
Machinery and Equipment	2,696,355	2,603,267	2,816,262

	4,417,605	4,324,517	4,523,980

Less: Allowance for Depreciation	3,490,705	3,289,727	3,429,224

Total Property - Net	926,900	1,034,790	1,094,756

Other Assets
Deferred Income Taxes	1,250,900	1,401,700	1,934,000
Deposits	1,750	1,750	1,750

Total Other Assets	1,252,650	1,403,450	1,935,750

Total Assets	$11,406,699	$10,372,689	$10,845,610

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2006 (Unaudited)	September 30, ____2005___ (Note)	June 30, 2005 (Unaudited)
Liabilities
Current Liabilities
Short-term Financing	$1,075,000	$800,000	$800,000
Accounts Payable	766,335	305,157	361,109
Accrued Payroll & Related Expenses	358,838	260,092	328,825
Accrued Expenses	348,491	272,243	160,443
Accrued Stock Repurchase	-	-	-
Accrued Taxes Other Than Income	27,824	65,970	52,944
Accrued Income Taxes	103,934	103,934	128,934

Total Current Liabilities	2,680,422	1,807,396	1,832,255

Stockholders' Equity
Class A, $1.00 par value; authorized	756,379	756,379	756,379
3,750,000 shares; 756,379 shares outstanding (756,379 shares outstanding at September 30, 2005 and June 30, 2005) excluding 15,795 shares in treasury (15,795, September 30, 2005 and 15,795, June 30, 2005)

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Accumulated Comprehensive Income (net
of tax)	86,616	218,138	174,333
Contributed Capital	931,266	931,266	931,266
Retained Earnings	6,497,150	6,204,644	6,696,511

Total Stockholders' Equity	8,726,277	8,565,293	9,013,355

Total Liabilities and Stockholders' Equity	$11,406,699	$10,372,689	$10,845,610

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2006	2005

Cash Flows from Operating Activities:
Cash received from customers	$8,574,485	$7,842,709
Cash paid to suppliers and employees	<10,171,430>	<9,626,562>
Interest paid	<32,869>	<11,760>
Interest received	2,609	9,586
Income taxes <paid> refunded	-	<5,000>

Net Cash Provided By <Used In> Operating Activities	<1,627,205>	<1,791,027>

Cash Flows from Investing Activities:
Capital expenditures	<93,088>	<257,659>
Proceeds on sale of assets	-	12,020
Purchase of short-term investments	-	<500,000>
Sale of short-term investments	1,400,000	349,816

Net Cash Provided By <Used In> Investing Activities	1,306,912	<395,823>

Cash Flows from Financing Activities:
Increase in short-term financing	275,000	800,000
Purchase of Class A common stock	-	<62,090>
Dividends paid	-	<121,125>

Net Cash Provided By <Used In> Financing Activities	275,000	616,785

Net increase <decrease> in cash and cash equivalents	<45,293>	<1,570,065>

Cash and cash equivalents at beginning of year	145,889	1,739,719

Cash and cash equivalents at end of third quarter	$100,596	$169,654

See Notes to Consolidated Financial Statements.

	2006	2005

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$292,506	$<1,081,905>

Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation and amortization	200,978	237,330
Dividends reinvested	<69,030>	<75,352>
Gain on disposal of investments	<202,014>	<24,658>
Gain on disposal of fixed assets	-	<12,020>
Deferred income taxes	150,800	<558,000>
Changes in assets and liabilities:
Decrease <Increase> in trade accounts receivable	<1,963,299>	174,615
Decrease <Increase> in inventories	<572,104>	174,835
Decrease <Increase> in prepaid expenses	<63,068>	<82,367>
Increase <Decrease> in accounts payable	461,178	<55,077>
Increase <Decrease> in accrued payroll and related expenses	98,746	<397,367>
Increase <Decrease> in accrued expenses and accrued taxes other than income	38,102	<86,061>
Increase <Decrease> in accrued income taxes	-	<5,000>

Total Adjustments	<1,919,711>	<709,122>

Net Cash Provided By <Used In> Operating Activities	$<1,627,205>	$<1,791,027>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

2. Short-term Investments and Comprehensive Income

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	June 30, 2006	September 30, 2005	June 30, 2005
Fair market value Mutual funds	$820,492	$2,148,170	$2,514,527
Less Cost	689,076	1,818,032	2,250,194

Gross unrealized gains (losses) on short-term investments	131,416	330,138	264,333
Deferred income taxes	44,800	112,000	90,000

Accumulated comprehensive income (net of tax)	$86,616	$218,138	$174,333

Gains (Losses):
Gross unrealized gains	$131,416	$330,138	$264,333
Gross unrealized losses	-	-	-

	$131,416	$330,138	$264,333

The following table sets forth the computation of comprehensive income:
Three Months Ended June 30,	Nine Months Ended June 30,

	2006	2005	2006	2005
Net Income <Loss>	$293,975	$<342,537>	$292,506	$<1,081,905>

Unrealized gain <loss> on investments (net of tax)	<11,660>	40,873	12,337	145,172
Reclassification adjustment for <gain> loss included in net earnings (net of tax)	-	-	<143,859>	<5,702>

Comprehensive Income <Loss>	$282,315	$<301,664>	$160,984	$<942,435>

Gains (Losses):
Gross realized gains	-	-	$202,014	$24,658
Gross realized losses	-	-	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2006	Sept. 30, 2005	June 30, 2005

Components	$2,538,508	$2,412,831	$2,558,028
Work-in-Process	1,033,780	499,318	360,082
Finished Product	684,445	772,480	767,280

	$4,256,733	$3,684,629	$3,685,390

The above amounts are net of reserve for obsolete inventory in the amount of $703,715, $425,000 and $289,019 for the periods ended June 30, 2006, September 30, 2005 and June 30, 2005 respectively.

4. Short-term Financing

On March 27, 2006, the Company entered into a new credit agreement with a new financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half of one percent per annum plus one month LIBOR. At June 30, 2006, the Company had a balance of $1,075,000 outstanding under this loan facility. The agreement expires in February 2007 and is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.00 to 1.00. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to annual review by the Company's lender.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  No options may be granted at a price less than $2.925. Options for 117,450 Class A shares were outstanding at June 30, 2006 (125,000 shares at September 30, 2005 and 125,000 shares at June 30, 2005) at prices ranging from $3.125 to $17.25 per share. Options for 7,550 shares were canceled during the three month period ended December 31, 2005, at prices ranging from $3.125 to $17.25 per share.  No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at June 30, 2006.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 48,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 48,000 Class A shares were outstanding at June 30, 2006 (45,000 shares at September 30, 2005 and 45,000 shares at June 30, 2005) at prices ranging from $3.55 to $18.00 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2006 and March 31, 2005, at a price of $5.25 and $6.45 per share respectively. Options for 3,000 shares and 6,000 shares expired during the three month periods ended March 31, 2006 and March 31, 2005, at $18.00 and $16.125 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 23, 2009.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2006:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	79,750	$3.78	4.4
$7.13 - 10.75	37,700	$9.45	1.5

	117,450	$5.60

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	5.8	16,000	$3.81
$6.45 - 8.50	23,000	$7.46	4.6	17,000	$7.72
$12.25	3,000	$12.25	1.8	3,000	$12.25

	48,000	$6.27		36,000	$6.36

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2006 and 2005 respectively: a risk free interest rate of 6.0% and 4.9%; an expected life of 8 and 8 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .35 and .41.

The adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Three months ended June 30,	Nine months ended June 30,
	2006	2005	2006	2005

Net Income <Loss> as reported	$293,975	$<342,537>	$292,506	$<1,081,905>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	3,013	2,797	9,034	8,317

Pro forma Net Income <Loss>	$290,962	$<345,334>	$283,472	$<1,090,222>

As Reported:
Basic Income <Loss> per share	$.24	$<.28>	$.24	$<.89>

Diluted Income <Loss> per share	$.24	$<.28>	$.24	$<.89>

Pro forma:
Basic Income <Loss> per share	$.24	$<.29>	$.23	$<.90>

Diluted Income <Loss> per share	$.23	$<.29>	$.23	$<.90>

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

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2006	2005	2006	2005
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$293,975	$<342,537>	$292,506	$<1,081,905>

Shares denominator	1,211,245	1,211,245	1,211,245	1,211,757

Per share amount	$.24	$<.28>	$.24	$<.89>

Effect of Dilutive Securities
Average shares outstanding	1,211,245	1,211,245	1,211,245	1,211,757
Stock options	35,162	-	31,357	-

	1,246,407	1,211,245	1,242,602	1,211,757

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$293,975	$<342,537>	$292,506	$<1,081,905>

Per share amount	$.24	$<.28>	$.24	$<.89>

During the third quarter and the first nine month period of fiscal 2006 and the third quarter and the first nine month period of fiscal 2005 options to purchase 63,700 and 170,000 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2006	2005	2006	2005
Net Revenue
Indicators and Gauges	$544,150	$543,502	$1,559,028	$1,517,661
Automotive Diagnostic Tools and Equipment	3,677,009	2,217,620	8,978,756	6,150,433

	$4,221,159	$2,761,122	$10,537,784	$7,668,094

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$100,752	$36,709	$269,669	$37,830
Automotive Diagnostic Tools and Equipment	840,194	<152,764>	1,203,763	<584,152>
General Corporate Expenses	<495,471>	<403,482>	<1,030,126>	<1,093,583>

	$445,475	$<519,537>	$443,306	$<1,639,905>

Asset Information
Indicators and Gauges			$844,304	$728,203
Automotive Diagnostic Tools and Equipment			6,388,602	4,217,988
Corporate			4,173,793	5,899,419

			$11,406,699	$10,845,610

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$3,538,484	$2,661,798	$9,594,475	$7,428,813
Canada	547,969	89,454	643,899	171,986
Germany	129,684	670	280,913	5,308
Other foreign countries	5,022	9,200	18,497	61,987

	$4,221,159	$2,761,122	$10,537,784	$7,668,094

All export sales to Canada, Germany and other foreign countries are made in United States of America Dollars.

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

The Board of Directors and management pursued this offer under the belief that the Company derives little benefit from the status of being a public company. In addition, the costs associated with certain provisions of the Sarbanes-Oxley Act, which are required to be in place in fiscal 2008 become even more significant given our size and the relative benefits we can derive from being public. Although well intended, Sarbanes-Oxley compliance could mean significant increases for the Company in annual accounting, legal and insurance costs for remaining public and could significantly affect the size of the Board of Directors and the time management will be able to devote to operating the business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations, Third Quarter (April 1, 2006 through June 30, 2006)
Fiscal 2006 Compared to Third Quarter Fiscal 2005
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $544,150 and $543,502 for the third quarter of fiscal 2006 and fiscal 2005, respectively, and $1,559,028 and $1,517,661 for the first nine months of fiscal 2006 and fiscal 2005, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $3,677,009 and $2,217,620 for the third quarter of fiscal 2006 and fiscal 2005, respectively, and $8,978,756 and $6,150,433 for the first nine months of fiscal 2006 and fiscal 2005, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2006 were $4,044,005 versus $2,527,527 for the quarter ended June 30, 2005. The 60% increase in product sales during the current quarter of approximately $1,516,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily diagnostic products to OEM's of approximately $1,919,000. Sales of other automotive diagnostic products, primarily aftermarket products which include emission products and fastening system products declined by approximately $366,000 and $33,000 respectively. Sales of indicator products declined by approximately $4,000. Product sales are expected to increase significantly during the Company's fourth quarter of the fiscal year due primarily to increased sales of automotive diagnostic products for a large OEM customer.

Service sales for the quarter ended June 30, 2006 were $177,154 versus $233,595 for the quarter ended June 30, 2005. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2006 was $2,102,696 (52.0% of product sales) as compared to $1,440,559 (57.0% of product sales) in the third quarter of 2005. The decrease in the cost of product sold percentage was due primarily to increased sales volume, higher plant utilization and a change in product mix. The current cost of product sold percentage is expected to continue during the fourth quarter of the fiscal year.

Cost of service sold for the quarter ended June 30, 2006 was $118,164 (66.7% of service sales) as compared to $204,720 (87.6% of service sales) in the quarter ended June 30, 2005. The decrease was due primarily to lower warranty costs, higher plant utilization and a lower sales volume of chargeable repairs. The current cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $469,835 in the third quarter of fiscal 2006 (11.6% of product sales) as compared to $526,482 (20.8% of product sales) in the third quarter of fiscal 2005. The dollar decrease was due primarily to decreased labor cost from the staff reductions initiated in August 2005 while the percentage decrease was due to higher product sales and lower expenses. The temporary wage reductions initiated in August 2005 were removed as of January 1, 2006. The current level of product development expenditures is expected to increase slightly during the fourth quarter of the fiscal year.

Marketing and administrative expenses were $1,091,518 (25.9% of total sales) in the third quarter of fiscal 2006 versus $1,112,569 (40.3% of total sales) for the same period a year ago. The percentage decrease was due to the increase in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $590,000 in the third quarter of fiscal 2006 versus $705,000 for the same period a year ago. Within marketing expenses, decreases were in commissions of $41,000, royalties of $9,000, advertising of $32,000, travel expenses of $12,000, sales promotion of $15,000 and fulfillment expense of $6,000. Administrative expenses were approximately $502,000 in the third quarter of fiscal 2006 versus $407,000 for the same period a year ago. The dollar increase during the current fiscal quarter was due primarily to a bonus provision. Included in administrative expenses in the third quarter of fiscal 2006 is a bonus provision of approximately $102,000. The current level of variable marketing and administrative expenses is expected to increase significantly during the fourth quarter of the fiscal year because of expected higher commission expenses and bonus provisions.

Interest expense was $5,766 in the third quarter of fiscal 2006 which compares with $9,192 in the third quarter of fiscal 2005. The decrease was due to lower short-term borrowing during the third quarter of fiscal 2006. The current level of interest expense is expected to increase moderately in the fourth quarter of the fiscal year.

Other income was $12,295 in the third quarter of fiscal 2006 which compares with $12,863 in the third quarter of fiscal 2005. Other income consists primarily of dividend income on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets and interest income on cash and cash equivalents invested. Dividend income decreased by approximately $5,200 due to the decrease in short-term investments offset in part by an increase in miscellaneous income during the current quarter. The current level of other income is expected to continue for the fourth quarter of the fiscal year.

The net income in the third quarter of fiscal 2006 was $293,975 which compares with a net loss of $342,537 in fiscal 2005. The net income for the current quarter is the result of higher sales volume.

Unshipped customer orders as of June 30, 2006 were $4,746,000 versus $1,046,000 at June 30, 2005. The increase was due primarily to increased orders in the automotive diagnostic products of $3,562,000, specifically, $3,857,000 on orders for large OEM customers, offset in part by a decrease of approximately $31,000 for non-emission aftermarket products, $148,000 for emission products and $116,000 for fastening products. Also contributing to the increase was $132,000 for indicators and gauges. The Company anticipates that approximately 95% of the backlog will be shipped in the last quarter of fiscal 2006.

Results of Operations, Nine Months Ended June 30, 2006
Compared to Nine Months Ended June 30, 2005

Product sales for the nine months ended June 30, 2006 were $9,918,861 versus $6,907,592 for the same period in fiscal 2005. The 44% increase in product sales during the first nine months of the current fiscal year of approximately $3,011,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily diagnostic products to OEM Tier 1 suppliers of approximately $3,773,000. Sales of other automotive diagnostic products, primarily aftermarket products which include emission products and fastening system products decreased by approximately $724,000 and $67,000, respectively. Sales of indicator products increased by approximately $29,000. Product sales are expected to increase significantly during the Company's fourth quarter of the fiscal year due primarily to increased sales of automotive diagnostic products for a large OEM customer.

Service sales for the nine months ended June 30, 2006 were $618,923 compared with $760,502 for the same period in fiscal 2005. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $5,544,783 (55.9% of product sales) compared with $3,967,017 (57.4% of product sales) for the nine months ended June 30, 2005. The decrease in the cost of product sold percentage was due primarily to increased sales volume, higher plant utilization and a change in product mix. The cost of product sold percentage is expected to continue for the balance of the fiscal year.

Cost of service sold was $448,716 (72.5% of service sales) compared with $609,273 (80.1% of service sales) for the nine months ended June 30, 2005. The dollar decrease was primarily due to a lower volume of repair sales and lower warranty costs in the current year. The decrease in the cost of services sold percentage was due primarily to lower warranty costs, higher plant utilization and a lower sales volume of chargeable repairs. The cost of services sold percentage is expected to continue for the balance of the fiscal year.

Product development expenses were $1,309,733 (13.2% of product sales) compared to $1,612,129 (23.3% of product sales) for the nine months ended June 30, 2005. The dollar decrease was due primarily to decreased labor cost from the temporary wage and staff reductions initiated in August 2005 while the percentage decrease was due to higher product sales and lower expenses. The temporary wage reductions initiated in August 2005 were removed as of January 1, 2006. The current level of product development expenditures is expected to increase slightly during the fourth quarter of the fiscal year.

Marketing and administrative expenses were $3,046,284 for the nine months ended June 30, 2006 (28.9% of total sales) versus $3,244,341 (42.3% of total sales) for the nine months ended June 30, 2005. The percentage decrease was due to an increase in the level of total net sales and a decrease in expenses during the first nine months of the current fiscal year. Marketing expenses were approximately $1,761,000 during the nine months of the current fiscal year versus $2,026,000 for the same period a year ago. Within marketing expenses, decreases were in labor costs from the temporary wage and staff reductions initiated in August 2005 of approximately $63,000. In addition, there were decreases in advertising of $86,000, travel expenses of $54,000 and fulfillment expense of $35,000, offset in part by an increase in sales promotion expense of $27,000. Variable sales expenses such as commissions also declined by $40,000. Administrative expenses were approximately $1,285,000 during the nine months of the current fiscal year versus $1,218,000 for the same period a year ago. The dollar increase during the nine months of the current fiscal year was due primarily to an employee bonus provision of $102,000 and an increase in professional fees of approximately $12,000 mostly as a result of new compliance initiatives the Company must address. These increases were offset in part by decreases in labor costs from the temporary wage and staff reductions initiated in August 2005, directors fees and depreciation of approximately $23,000, $9,000 and $17,000 respectively. There was no bonus provision for the same period a year ago. The temporary wage reductions were removed as of January 1,2006. The current level of variable marketing and administrative expenses is expected to increase significantly during the the fourth quarter of the fiscal year because of expected higher commission expenses and bonus provisions.

Interest expense was $36,189 for the nine months ended June 30, 2006, and $11,760 for the same period in 2005. This increase was due to a higher level of short-term borrowing and an increase in the short-term borrowing rate during the current fiscal year. The current level of interest expense is expected to increase slightly for the fourth quarter of the fiscal year.

Other income of $291,227 compares with other income of $136,521 in the same period last year. Other income consists primarily of dividend income reinvested on short-term investments, gain on sale of short-term investments, gain on sale of fixed assets and interest income on cash and cash equivalents invested. The increase is due primarily to a gain on sale of short-term investments of approximately $177,000, offset in part by a decrease in interest income, dividend income from short-term investments and gain on sale of fixed assets of approximately $6,000, $6,000 and $11,000, respectively. Other income for the fourth quarter is expected to decrease compared to previous quarters due to a lower level of short-term investments available to produce dividend and interest income and no additional sales of short-term investments are anticipated.

Net income for the nine months ended June 30, 2006 was $292,506 which compares with a net loss of $1,081,905 for the nine months ended June 30, 2005. The net income in the first nine months of fiscal 2006 was primarily the result of a higher sales volume, gains on sale of short-term investments and the wage and staff reductions implemented in August 2005. The temporary wage reductions were removed as of January 1, 2006, however, the staff reduction savings continue.

The Company continues to invest in an emissions equipment opportunity that, if it goes forward, could result in substantial future revenue. This large opportunity is more fully discussed in the Company's 2005 fiscal year Form 10-KSB filing and the Company's 2005 Annual Report to Shareholders.

In addition to the emissions equipment opportunity discussed above, management projects increased sales of automotive diagnostic products in the Company's core business along with the purchase order for a large OEM customer for approximately $5,000,000 scheduled for shipment during the current fiscal year will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future. The tax benefits have the effect of reducing future federal income taxes payable. The research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $9,227,149, $7,934,449 and $7,815,104 at June 30, 2006, September 30, 2005 and June 30, 2005, respectively. The increase of approximately $1,412,000 from June to June is due primarily to increases in accounts receivable, inventory and deferred taxes of approximately $1,720,000, $571,000 and $907,000 respectively, offset in part by decreases in cash and cash equivalents and short-term investments of approximately $69,000 and $1,694,000 respectively. The increase in accounts receivable was due to a higher sales volume. Short-term investments were sold to fund working capital needs. The increase from September 2005 to June 2006 of approximately $1,292,000 is due primarily to the increase in accounts receivable and inventory of approximately $1,963,000 and $572,000 respectively, offset in part by a decrease in cash and cash equivalents and short-term investments of approximately $45,000 and $1,328,000 respectively. Deferred taxes and prepaid expenses increased by approximately $67,000 and $63,000 respectively.

Working capital as of June 30, 2006 amounted to $6,546,727. This compares to $5,982,849 a year earlier. Current assets were 3.4 times current liabilities and total cash and cash equivalents, short-term investments and receivables were 1.5 times current liabilities. These ratios compare to 4.3 and 2.2, respectively, at June 30, 2005. The quick ratio was 1.2 compared to .8 a year ago.

Internally generated funds during the nine months ended June 30, 2006 were a negative $1,627,205 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $93,088. The primary reason for the negative cash flow from operations was the increase in accounts receivable during the period due to increased sales volume. The Company believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures.

Shareholders' equity during the nine months ended June 30, 2006 increased by $160,984 which was equal to the net income during the period of $292,506, less $131,522 accumulated comprehensive income from investments due to the sale of investments in prior quarters.

On March 27, 2006, the Company entered into a new credit agreement with a new financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half of one percent per annum plus one month LIBOR. At June 30, 2006, the Company had a balance of $1,075,000 outstanding under this loan facility. The agreement expires in February 2007 and is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.00 to 1.00. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to annual review by the Company's lender. The Company had an outstanding loan balance of $775,000 due its previous financial lender which was paid off by this new loan facility on March 28, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control or financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:            August 14, 2006

HICKOK INCORPORATED (Registrant)

/s/R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

/s/G. M. Zoloty
G. M. Zoloty, Chief Financial Officer