Form 10KSB
period 2006-09-30
HICKOK INC
filed 2006-12-22
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

    State issuer's revenues for its most recent fiscal year. $15,877,719

As of December 6, 2006, the Registrant had 756,379 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 703,021 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 6, 2006, based on the closing price of $6.00 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $4,218,126. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-KSB	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 9, 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 21, 2007.

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

Except as otherwise stated, the information contained in this Form 10-KSB is as of September 30, 2006.

For the fiscal years ended September 30, 2006, 2005 and 2004, Hickok Incorporated had revenues of less than $25,000,000 and less than $25,000,000 in outstanding voting and non-voting common equity held by non-affiliates. As a result, Hickok met the definition of a small business issuer under Regulation S-B and has elected to submit its future periodic reports in accordance with the disclosure requirements for small business issuers under Regulation S-B.

  Table of Contents

    PART I.
      ITEM 1. DESCRIPTION OF BUSINESS
      ITEM 2. DESCRIPTION OF PROPERTY
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
      7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      8. INCOME TAXES
      9. EARNINGS PER COMMON SHARE
      10. EMPLOYEE BENEFIT PLANS
      11. SEGMENT AND RELATED INFORMATION
      12. TENDER OFFER
      13. QUARTERLY DATA (UNAUDITED)
      SELECTED FINANCIAL DATA
    PART III.
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

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. This segment represents less than 13% of the Company's current revenue.

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

Recent Developments

Since the late 1990s the Board of Directors of the Company had numerous discussions at regularly scheduled board meetings as to the costs associated, benefit to shareholders and other matters concerning the Company's public reporting status. With the advent of the Sarbanes-Oxley legislation in 2002 and other changes in securities laws these discussions intensified. At a December 2003 meeting the Board decided to review in greater depth the benefit/expense relationship for the Company and its shareholders relative to the Company's public reporting status. At a February 2004 meeting the Board directed management and the Audit Committee to obtain an appraisal and fairness opinion related to a possible tender offer for the Company's shares held by owners of 99 or fewer shares, and to further refine estimates of the expenses and benefits to shareholders related to the Company remaining public. At a special meeting of the Board of Directors held on June 30, 2004, the Board concluded a tender offer at a price of $10.00 per share was appropriate. On August 11, 2004 the Company mailed to all shareholders an Offer to Purchase for Cash all of its common shares held by shareholders that owned 99 or fewer Class A common shares as of the close of business on August 2, 2004, subject to the terms set forth in the Offer to Purchase and in the related Letter of Transmittal and Supplement to Offer to Purchase for Cash dated October 29, 2004. The purpose of the tender offer was generally to reduce the number of shareholders of record to fewer than 300 to allow the Company to terminate its reporting obligation under the Securities Exchange Act of 1934. The tender offer was extended and expired on December 15, 2004.

The Board of Directors and management pursued this offer under the belief that the Company derives little benefit from the status of being a public company. In addition, the costs associated with certain provisions of the Sarbanes-Oxley Act, which are required to be in place in fiscal 2008 and 2009 become even more significant given our size and the relative benefits we can derive from being public. Although well intended, Sarbanes-Oxley compliance could mean significant increases for the Company in annual accounting, legal and insurance costs for remaining public and could significantly affect the size of the Board of Directors and the time management will be able to devote to operating the business.

During the tender offer a number of brokerage firms transferred nominees from "street name" to individual registered shareholders of Hickok Class A common stock thereby creating additional shareholders of record. As a result these transfers prevented the outcome sought by the Company. At the close of the tender offer on December 15, 2004 the Company purchased 6,209 shares from 147 shareholders of record and several brokerage firms for $62,090. Following the completion of the tender offer the number of shareholders of record of the Company was approximately 400. Accordingly the Company was not able to terminate its registration obligations under the Securities Exchange Act of 1934 and expects to incur additional expense in order to comply with the provisions of the Sarbanes-Oxley Act. Since Hickok Incorporated qualifies as a small issuer under provisions of the Act recent rulings have delayed compliance until the Company's 2008 fiscal year. In fiscal 2007 the Company expects to incur moderate increases in expenses and professional fees in preparation for the 2008 compliance requirement.

Operating Segment Information

The Company's operations are combined into two reportable business segments: 1) indicators and gauges and 2) automotive diagnostic tools and equipment. Reference is made to "Segment and Related Information" included in the notes to the financial statements.

Indicators and Gauges

For over ninety years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. The Company added pressure gauges to its offerings to locomotive customers in 1996. Indicators and gauges represented approximately 13% of the Company's sales for fiscal 2006 and 19% for fiscal 2005. An original grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. Subsequently several additional models have also been certified. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters.

Automotive Diagnostic Tools and Equipment

Since the mid 1980's the Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to Ford, other automotive OEM's, and to the aftermarket using jobbers, wholesalers and mobile distributors. Since the late 1990's sales of products designed specifically to OEM requirements have decreased. In fiscal 2006 orders from a supplier to OEMs for products designed to the OEM's requirements significantly affected revenues. The Company expects to continue to pursue these types of products in addition to its emphasis on products for the automotive aftermarket.

The Company increased its aftermarket business with the acquisition, in February 1998, of Waekon Industries, a manufacturer of a variety of testing equipment used by automotive technicians. Leveraging on this acquisition, the Company has designed and introduced a number of new products that increased product offerings in the Waekon product line significantly. The acquisition added new distribution resources and new products for the American aftermarket market coverage. Additional distribution resources have been added since the acquisition and the Company now has full North American aftermarket market coverage. The aftermarket accounted for approximately 29% of the Company's automotive diagnostic and specialty tool sales in fiscal 2006 and 73% for fiscal 2005. As a whole, automotive diagnostic tools and equipment represented approximately 87% of the Company's sales for fiscal 2006 and 81% for fiscal 2005.

The Company has cultivated a reputation for developing innovative tools for automotive diagnostics and leverages that reputation as it introduces new offerings. Being innovative sometimes adds to the difficulty of training the sales channels and technician market on the benefits of the product. An example of this is the On-Car Injector Flow Bench (OCIFB) the Company introduced several years ago to the aftermarket. Sales of the product had been slowly increasing as the market began to understand its value. In 2004 a major automotive OEM became interested in the product's ability to measure the actual flow of fuel injectors on the vehicle. By enabling the dealership technician to obtain flow information they expected to substantially reduce their "no trouble found" warranty returns of fuel injectors. Because of specific requirements by the OEM that required changes to the product no sales resulted from these efforts in fiscal 2005, but a major order for the OEM's dealerships was delivered in fiscal 2006. This order, along with a smaller order for another innovative product the Company has offered since 1999, resulted in almost $7,100,000 of revenue in 2006.

In 2005 Ford Motor Company made the decision to no longer support the Company's NGS product with factory developed software. In addition, Ford's announcements of its future diagnostic tool plans confused the market place both at its dealers and in the aftermarket. The Company had introduced a new module called CAN VIM in early fiscal 2005 and undertook development of our own factory level software for the NGS product. However some functions of the vehicle computers require a security access algorithm that was not available and that prevented us from reaching factory level performance with Company developed software. As a result the introduction of CAN VIM was not as successful as had been hoped. Also a companion unit P2 suffered from the same limitations. Ford was required by the government to license the security algorithm to interested parties in early 2005 but the actual release date was delayed until September 2006. The Company received the security access technical information from Ford in late September 2006 and is urgently developing the software that it expects will return the NGS product to factory level scan tool performance. In addition the Company is developing a next generation of the NGS product that will maintain the factory level performance of the product and enhance its functionality and appearance.

The Company also develops emissions testing products that are used in some state mandated vehicle emissions testing programs. In fiscal 2004 the Company participated in an emissions program of the State of Pennsylvania that had a major influence on the increased revenue and profitability of the year. A number of other state programs that may include expanded testing facilities and OBD II testing are in planning stages. As other state programs are implemented the Company may have the opportunity to participate with products similar to the E-Test platform developed for Pennsylvania. In addition, the Company is involved in a program for the state of California emissions testing that involves measurements of leaks in vehicle evaporative emissions systems. The development efforts for this program have taken several years and will be on-going since the most recent information is that the program will be implemented during 2007. The program is very large and there are a limited number of competitors. In addition, the Company holds patents in technology that are applicable.

Originally it was believed both the OEM injector testing program and the California emissions testing program would be implemented in early 2005 but both were delayed several times.  Both programs required investment of additional development resources because of continuing changes in the product specifications. Because of the need to invest the additional development in the large opportunities the Company's development of products for the aftermarket was considerably below expectations. The aftermarket requires a continuing flow of new products in order to grow the Company's presence and revenues. The lack of a consistent and continuing flow of new products hampered the sales efforts in fiscal 2005 and 2006. With one large opportunity having occurred and the second opportunity appearing imminent the Company expects to be able to re-emphasize aftermarket products and return to growth in this market.

The sales and marketing efforts of fiscal 2006 and 2005 did enable the Company to further penetrate large national aftermarket distributors. We have acquired a reputation for innovative policies, promotional methods, and field support in addition to our reputation for innovative products. Growing the aftermarket is still a priority for the Company and therefore the sales and marketing expense above industry norms is likely to continue for some period of time. Over the past two years we have also invested in re-establishing our contact with automotive OEMs, and we expect to incorporate the success we have had in re-establishing that market in the Company's resource assignments in the future. The Company's support structure including engineering, manufacturing, and customer service are experienced with this type of business and therefore no unusual investments are anticipated to be required.

Fastening control systems have been some of the automotive products sold by the Company. Fastening instrumentation is used to monitor and control pneumatic and electric tools that tighten threaded fasteners in order to provide high quality joint control and documentation. The business we had enjoyed has been declining for several years because tool manufacturers have developed competing electronic systems that they offer with their tools putting the Company at a marketing disadvantage. The Company has decided to discontinue its participation in the fastening market in which it has competed. However, as an outgrowth of the technology it developed for pulse tool controls it is developing a product for the aftermarket to control and document the torquing of wheel lug nuts. Air Impact Wrenches are commonly used for this process and the Company's pulse tool control technology can be used to control this type of tool. The anticipated customers for this product are large national tire/battery/accessory franchises as well as OEM customers.

Indicator revenues have recovered in recent years from the depressed levels of 2002 and 2003 due to economic conditions in the business aircraft and locomotive markets. Although the Company does not view this segment as a high growth potential it contributes significant revenues and margins. The Company believes the historical markets it serves will continue to grow modestly in the future. In addition, a product introduced several years ago, Digilog, will enhance the modest growth for the Indicator segment.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to certain of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. However, the Company does have several basic methodology patents related to products it offers that it considers very important to future revenue. The Company has three important patents, one related to vehicle fuel cap testing that expires in 2018 and a second patent related to gasoline fuel injector testing expiring in 2008. However, the most important patent is related to the testing of evaporative emissions systems that is the basis for the Company's product offering for the State of California. This patent was expensive to develop and is expected to offer significant benefit to the Company's ability to offer a premier product to the California Program customers. This patent expires in the year 2022. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that with the growing importance of the automotive aftermarket to its business there is a seasonality affecting its revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters in this market. Other programs may not coincide and as a result any seasonality aspect to revenues can be overwhelmed by delivery of large projects, and operating results can fluctuate widely from quarter to quarter and year to year. During fiscal 2006 two significant OEM programs muted the seasonality of the first quarter and exaggerated the third and fourth quarter results. Particularly the AFIT program which affected third and fourth quarter results is an example of how revenue can fluctuate widely quarter to quarter and year to year.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

During the fiscal year ended September 30, 2006, sales to Ford and General Motors Corporation accounted for approximately 9% and 48% respectively of the consolidated sales of the Company. This compares with 11% and 6% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors. Several aftermarket distribution companies and several equipment OEM's have become a significant source of revenue. Sales to an automotive OEM's essential tool supplier amounted to approximately $7,100,000 or 45% of the consolidated sales of the Company for fiscal 2006 compared to approximately $211,000 or 2% for fiscal 2005. The Company does not feel that it is dependent on any one or group of this class of customers.

Backlog

At September 30, 2006, the unshipped customer order backlog totaled $1,621,000 compared to $3,047,000 at September 30, 2005 and $1,606,000 at September 30, 2004. The decrease in fiscal 2006 is primarily due to decreased orders for automotive diagnostic products to OEM's and the aftermarket of $1,016,000 and $133,000 respectively. Also contributing to the backlog decrease was $72,000 for indicators and gauges, $135,000 for emission products and $68,000 for fastening systems products. The higher backlog in fiscal 2005 versus 2004 was primarily due to increased orders for automotive diagnostic products to an OEM's essential tool supplier and the aftermarket of $1,917,000 and $105,000 respectively. The increase was offset in part by a decrease in indicators and gauges, emissions and fastening systems of $307,000, $149,000 and $65,000 respectively.

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

Research and Development Activities

The Company expensed as incurred product development costs of $1,840,182 in 2006, $2,059,401 in 2005 and $2,127,641 in 2004. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2006 was 145 full-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2006, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $1,359,000 in 2006, $322,000 in 2005, and $403,000 in 2004. Shipments to Canada and Germany make up the majority of export sales.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 1, 2006 the Company had facilities in the United States of America as shown below:

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

The Company believes its plants and offices are in satisfactory operating condition, well maintained, adequate for the uses to which they are put and are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the executive officers of the Company as of September 30, 2006. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Senior Vice President of Finance and Chief Financial Officer in February 2004. Mr. Zoloty was Vice President of Finance and Chief Financial Officer since May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Senior Vice President of Sales and Marketing by the Board of Directors in February 2004. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May 1999. He joined the Company in April 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers. Mr. William Bruner was elected Senior Vice President of Manufacturing by the Board of Directors in February 2004. Mr. Bruner was elected Vice President of Manufacturing in August 1993. He joined the Company in January 1974.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	66

Senior Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	54

Senior Vice President, Sales and Marketing	Thomas F. Bauman	63

Senior Vice President, Manufacturing	William A. Bruner	64

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) MARKET INFORMATION

During fiscal 2006 and 2005 our Class A Common Shares were traded on The Nasdaq Over-The-Counter Bulletin Board Market under the symbol HICKA.OB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2006			September 30, 2005
	HIGH	LOW	HIGH	LOW
First Quarter	5.00	3.80	7.50	4.75
Second Quarter	6.75	4.85	7.40	6.00
Third Quarter	6.50	5.10	6.35	4.55
Fourth Quarter	5.99	5.00	5.50	4.05

b) HOLDERS

As of December 6, 2006, there were approximately 371 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2006 and 2004 the Company paid no dividends on its Class A and Class B Common Shares. In fiscal 2005 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 87% of its fiscal 2006 revenue from designing and manufacturing diagnostic tools for automotive diagnostics. These tools enable automotive service technicians to identify problems in electronics systems and other non-electronic systems in automobiles.

Twelve years ago two large automotive OEM companies comprised over 80% of the company's business. Further, a substantial portion of this business was contingent on large programs initiated by these OEM's on a year to year basis. The Company recognized that the OEM's were changing and that the likelihood of the continuation of these yearly large programs was diminishing. As a result the Company initiated a strategy to use existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The strategy was aided by the acquisition of Waekon Industries in 1998. The Company uses Waekon as the brand of its products that are primarily intended as a technician's personal tool. The acquisition of Waekon immediately gave the Company aftermarket products and access to certain sales channels to that market.

Since the acquisition of Waekon the Company has further expanded aftermarket sales channels and added many new product offerings. Those efforts caused aftermarket revenues to steadily rise and OEM dependence steadily declined until this past year. In fiscal 2005 approximately 73% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 27% was from OEM customers. This compares with 29% from aftermarket customers and 71% from OEM customers in fiscal 2006. Aftermarket revenue declined from approximately $4,900,000 in fiscal 2005 to $3,900,000 in fiscal 2006. Management believes the decline in aftermarket revenue was largely attributable to lower introductions of new products to the aftermarket while development resources were devoted to OEM products and a product for a large emission program. Although management plans to continue to pursue OEM opportunities, it does not believe fiscal 2006 OEM revenues will be typical of future years and plans in the future to devote a greater percentage of development resources to aftermarket products.

The Company also offers products for emissions testing programs. Our gas cap testing products have become the defacto standard of gas cap testing in the United States and most major vendors use our gas cap testers in their equipment when gas cap testing is specified within a state program. As a result of participation in the emissions testing market the Company developed an ability to test for leaks in vehicle evaporative systems (gas tanks) as a result of a New Jersey state emissions testing initiative that did not result in significant sales. California announced a similar initiative in mid 2003. The Company decided to pursue this opportunity and has since devoted significant resources to the extension of the New Jersey product to meet the California requirements. It applied for and received a patent on the methodology it developed for New Jersey and is in the process of applying for patents on the extensions of the methodology developed for California. In fiscal 2004 the Company signed an exclusive supply agreement with a major emissions testing company that will supply sales, marketing, and service for the tank testing product. Recently State of California activities have indicated the program is actively moving forward and it appears likely to be implemented prior to calendar 2008. Management believes the program will result in revenues in both fiscal 2007 and 2008 as the program is implemented.

In 2005 Ford Motor Company made the decision to no longer support the Company's NGS product with factory developed software. The Company decided to devote the resources to develop its own software where Ford left off and to continue to promote the product to the aftermarket. However, some functions of the vehicle computers require a security access algorithm. The Company executed a license with Ford and subsequently received the security access technical information from Ford in late September 2006. Since receipt of the technical information we are developing software that will return the NGS product to factory level scan tool functionality. In addition the Company is developing a next generation of the NGS product that will maintain the factory level performance of the product and enhance its functionality and appearance. NGS product sales declined significantly in 2005 and 2006. Management believes it can significantly increase NGS sales in fiscal 2007 once the factory level of performance for newer vehicles is achieved.

In August 2005 management took steps to reduce wages and imposed expense restrictions in most aspects of the Company's operations. The steps included reductions in personnel. Also Company wide wages were reduced by 2.5% to 20%. The wage and salary reductions continued until January 2006 at which time wages and salaries were reinstated to pre-August 2005 levels. Because of the timing the reductions had minimal effect on fiscal 2005 results. The personnel reductions resulted in fiscal 2006 expense savings that will be on going. However, in May 2006 the Board of Directors in recognition of employee loyalty and extra efforts during the wage reduction period declared a special bonus be paid to all current employees and directors the reductions affected. In late September 2006 a special bonus of approximately $183,000 was paid which approximated the wage reductions that were imposed in the August to December period.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. For the current opportunities the Company feels it has adequate resources to meet the requirements associated with the programs in which it is involved and maintain sufficient development resources for its aftermarket and indicator businesses. As an example, fiscal 2006 compared to fiscal 2005 is typical of the fluctuations these large programs can cause. Although the Company reduced expenses late in fiscal 2005 an element of the large operating loss was the choice by the Company to delay expense reductions and development of new aftermarket products and to continue to invest in the OEM and emissions program opportunities. Fiscal 2006 resulted in substantial revenue growth and profitable operations because of the added revenue of the OEM orders.

The Company's indicator product revenue increased 8% in fiscal 2006 and the percentage of Company total revenues decreased from 19% in fiscal 2005 to 13% in 2006. The indicator percentage decrease in total Company revenues was primarily a result of increased sales of automotive diagnostic products. During 2006, indicator sales continued to increase from the depressed levels of 2002 and 2003 and the Company anticipates they will continue to increase in 2007. Further, the Company's Digilog products have added new customers to this segment that the Company anticipates will continue to grow in importance to indicator revenues. Management feels that resources dedicated to this segment are adequate at the present time.

 Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Expenditures for product development have been and will continue to be significant to the Company's operations. Because of the large sales opportunities the Company is simultaneously addressing, development resources are stretched. Although the Company reduced staff in late fiscal 2005, management has taken steps to add resources to support new product needs and consequently expenditures for product development are expected to increase in fiscal 2007. Marketing and Sales are also a significant expense. As revenue grows certain variable sales and marketing expenses such as commissions grow also. With the expected increase in aftermarket revenues for fiscal 2007 and the need for promotional and other marketing related activities management expects marketing and sales expenses to increase modestly in fiscal 2007.

The Company's order backlog as of September 30, 2006 totaled $1,621,000 as compared to $3,047,000 as of September 30, 2005 and $1,606,000 as of September 30, 2004. The decrease in fiscal 2006 is primarily due to decreased orders for automotive diagnostic products to OEM's and the aftermarket of $1,016,000 and $133,000 respectively. Also contributing to the backlog decrease was $72,000 for indicators and gauges, $135,000 for emission products and $68,000 for fastening systems products. The increase in fiscal 2005 is primarily due to increased orders for automotive diagnostic products to automotive OEM's and the aftermarket of $1,917,000 and $105,000 respectively. The increase was offset in part by a decrease in indicators and gauges, emissions and fastening systems of $307,000, $149,000 and $65,000 respectively. Most of the backlog at September 30, 2006 is expected to be shipped by the end of the current fiscal year.

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

Indicators and Gauges

This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives, and operators of railroad equipment.

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

Results of Operations

Sales for the fiscal year ended September 30, 2006 increased to $15,877,719, an increase of approximately 64% from fiscal 2005 sales of $9,670,694. This increase in sales was volume-driven and attributable primarily to higher product sales of approximately $6,439,000. Service sales in fiscal 2006 decreased by approximately $232,000 and the reduction was volume related compared to fiscal 2005. Product sales were $15,130,872 in fiscal 2006 compared to $8,691,822 in fiscal 2005. The increase in product sales occurred in both the indicator and gauges segment, and the automotive diagnostic equipment segments. The dollar increases were approximately $123,000 and $6,316,000 respectively.  Within the automotive diagnostic products, OEM product sales and emission product sales included in aftermarket products increased approximately $7,382,000 and $87,000 respectively offset by a decline in non-emissions product sales and fastening systems products sales of approximately $930,000 and $95,000 respectively. Fiscal 2006 benefited from two large orders for proprietary diagnostic products to the dealership network of a major vehicle OEM with no similar orders for fiscal 2005. Fiscal 2007 product sales are expected to continue at current levels including an opportunity involving emissions testing products; however, management cautions that this opportunity is subject to a number of uncertainties.  The reduction in service sales was volume related and attributable primarily to lower repair sales. The current level of service revenue is expected to continue for fiscal 2007.

Sales for the fiscal year ended September 30, 2005 declined to $9,670,694, a decrease of approximately 39% from fiscal 2004 sales of $15,721,038. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $5,515,000. Service sales in fiscal 2005 decreased by approximately $536,000 and the reduction was volume related compared to fiscal 2004. Product sales were $8,691,822 in fiscal 2005 compared to $14,206,561 in fiscal 2004. The reduction in product sales occurred in the automotive diagnostic equipment segment, primarily sales of emissions products which declined by approximately $5,150,000 and a decline in non-emissions product of approximately $757,000. Sales of indicators and gauges increased by approximately $242,000. Fiscal 2004 benefited from a state emissions program with no similar program for fiscal 2005.  The reduction in service sales was volume related and attributable primarily to lower repair sales and the absence of training program sales of approximately $332,000 and $204,000 respectively.

Cost of products sold in fiscal 2006 was $8,183,500 or 54.1% of net product sales compared to $5,197,059 or 59.8% of net product sales in fiscal 2005. Cost of products sold during fiscal 2004 was $7,124,920 or 50.2% of net product sales. The decrease in the percentage of cost of products sold to product sales between fiscal 2006 and 2005 was due primarily to higher product sales which absorbed more of the fixed costs and to a change in product mix. The increase in the percentage of cost of products sold to product sales between fiscal 2005 and fiscal 2004 was due primarily to lower product sales which absorbed less of the fixed costs and to a change in product mix. The cost of products sold percentage in fiscal 2007 is expected to decline slightly, although it is not expected to reach the levels experienced in fiscal 2004.

Cost of services sold in fiscal 2006 was $602,659 or 80.7% of net service sales compared to $836,371 or 85.4% respectively in fiscal 2005. Cost of services sold during fiscal 2004 was $924,575 or 61.0% of net service sales. The percentage and dollar decrease in the cost of services sold between fiscal 2006 and 2005 was due primarily to lower warranty related costs associated with certain of the automotive diagnostic products and to a lower sales volume of chargeable repairs. The increase in the cost of services sold as a percentage of net service sales between fiscal 2005 and 2004 was due primarily to a lower sales volume for chargeable repairs, the absence of training program sales and higher warranty related costs associated with certain of the automotive diagnostic products. The percentage of cost of services sold relative to net service sales is expected to continue at approximately the current levels in fiscal 2007.

Product development expenditures in fiscal 2006 were $1,840,182 or 12.2% of product sales compared to $2,059,401 or 23.7%, respectively, in fiscal 2005. Product development expenditures during fiscal 2004 were $2,127,641 or 15.0% of product sales. The dollar decrease between fiscal 2006 and fiscal 2005 was due primarily to decreased research and experimental material expenses of approximately $80,000 and labor cost of approximately $140,000 due to the staff reductions initiated in fiscal 2005. The wage reductions imposed from August 2005 through December 2005 were offset by a special bonus paid in late September 2006. The percentage decrease was due primarily to the increase in product sales during fiscal 2006. The dollar decrease between fiscal 2005 and fiscal 2004 was due primarily to decreased research and experimental material expenses and labor cost while the percentage increase was due to lower product sales volume in fiscal 2005 compared to fiscal 2004. Fiscal 2005 also benefited slightly in the fourth quarter from temporary wage and staff reductions which were implemented in August 2005. The Company achieved the anticipated cost reductions from the temporary wage and staff reductions initiated in the fourth quarter of fiscal 2005. The Company anticipates the amount spent on product development will increase beginning in the first quarter of fiscal 2007 in order to continue supporting the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket and emissions programs.

Marketing and administrative expenses amounted to $4,408,798 which was 27.8% of net sales in fiscal 2006, $4,243,632 or 43.9% of net sales in fiscal 2005 and $4,752,997, or 30.2% of net sales in fiscal 2004. The percentage decrease in fiscal 2006 was due to higher total sales for the current fiscal year. Marketing expenses were approximately $2,446,000 in fiscal year 2006 compared to $2,674,000 a year ago. Within marketing expenses, decreases were primarily in promotional expenses of $49,000, advertising of $48,000, travel expense of $57,000, fulfillment expenses of $37,000, credit and collection expense of $29,0000, freight of $22,000 royalty expense of $12,000 and commissions of $7,000. The decline in marketing expenses was offset in part by an increase primarily in labor costs of $36,000 as a result of a special bonus paid to marketing employees in late September 2006 and outside consulting of $19,000. Administrative expenses were approximately $1,963,000 during the current fiscal year compared to $1,571,000 a year ago. The dollar increase was due primarily to an employee bonus provision during the current year, which is included in accrued payroll and related expenses, of approximately $392,000 compared to no bonus provision in the prior fiscal year. In addition wages increased primarily due to a special bonus paid to administrative employees in late September 2006 of $39,000 and an increase in staff of $16,000, offset in part by a decrease in outside professional fees of $25,000. Fiscal 2005 also benefited slightly in the fourth quarter from temporary wage and staff reductions which were implemented in August 2005. The Company anticipates that variable marketing expenses will increase modestly due to anticipated revenue increases. Administrative expenses, ignoring any bonus provisions, are expected to increase modestly due to full year tenure of staffing increases in 2006 and anticipated additional public company reporting requirement expenses.

The percentage increase of marketing and administrative expenses in fiscal 2005 compared to fiscal 2004 was due to a lower level of total sales for the fiscal year. Marketing expenses were approximately $2,672,000 in fiscal year 2005 compared to $2,725,000 in fiscal 2004. Within marketing expenses, decreases were primarily in commissions for indicator and automotive emission product sales of $84,000, royalties of $106,000 and promotional expenses of $44,000, offset in part by an increase primarily in commissions for non-emission automotive product sales of $28,000, travel expense of $29,000, fulfillment expenses of $38,000 and labor costs of $11,000. Administrative expenses were approximately $1,571,000 in fiscal year 2005 compared to $2,028,000 in fiscal 2004. The dollar decrease was due primarily to the absence of an employee bonus provision during fiscal 2005 compared to a bonus provision of $384,000 in fiscal 2004. Also contributing to the lower administrative expenses in fiscal year 2005 was a decrease in outside professional fees of $55,000. In fiscal 2004 higher professional fees were incurred due primarily to the Company's Odd-Lot Tender Offer in an effort to deregister its Class A stock. Fiscal 2005 also benefited slightly in the fourth quarter from temporary wage and staff reductions which were implemented in August 2005.

Interest charges were $64,582 in fiscal 2006 compared with $21,465 in fiscal 2005 and $1,558 in fiscal 2004. The increase in interest charges in fiscal 2006 compared to fiscal 2005 was due to increased short-term borrowings to fund the increased sales volume. The increase in interest charges in fiscal 2005 compared to fiscal 2004 was due to short-term borrowings during fiscal 2005. The Company anticipates interest expense to continue at approximately the current levels in fiscal 2007.

Other income was $299,115 in fiscal 2006 compared with $201,162 in fiscal 2005 and $53,523 in fiscal 2004. The increase in fiscal 2006 compared to fiscal 2005 was due primarily to gains on sale of short-term investments of approximately $111,000 offset in part by a decrease in interest income and dividend income of approximately $5,800 and $7,300 respectively. Other income of $201,162 in fiscal 2005 compares with other income of $53,523 in fiscal 2004. The change was primarily due to dividend income of approximately $77,000 and gains on sale of short-term investments of approximately $91,000 offset in part by a decrease in interest income of approximately $25,000. In late fiscal 2004 the Company decided to invest a portion of its excess cash in mutual funds in hopes of obtaining a better investment return on the cash. The Company anticipates maintaining a portion of these investments for fiscal 2007. The Company anticipates other income, primarily dividends paid on short-term investments, will decline from current levels in fiscal 2007 due to less shares available for dividends.

Income taxes in fiscal 2006 were $273,500 which represents an effective income tax rate of 25%. The tax rate in fiscal 2006 was lower than the normal tax rate of 37% due to the utilization of research and development tax credits. Income taxes in fiscal 2005 were a negative $912,300 which represents a recovery of income taxes at a 37% effective tax rate. Income taxes in fiscal 2004 were $183,100 which represents an effective tax rate of 22%. The tax rate in fiscal 2004 was lower than the normal tax rate of 37% due to the utilization of research and development tax credits. It is anticipated that the effective tax rate in fiscal 2007 will be consistent with 2006. Management anticipates that future business will generate sufficient taxable income (approximately $6,400,000) during the carryforward period to fully realize the deferred tax benefits. The deferred tax benefits begin to expire in 2015.

The net income in fiscal 2006 was $803,613, or $.66 per share which was an increase of $2,377,385 as compared to the net loss of $1,573,772, or $1.30 per share in fiscal 2005. The change in fiscal 2006 versus fiscal 2005 was due primarily to a higher sales volume. Fiscal 2006 benefited from a large order for a proprietary diagnostic product to the dealership network of a major vehicle OEM with no similar order for fiscal 2005. The net income in fiscal 2004 was $659,770, or $.54 per share. The change in fiscal 2005 versus fiscal 2004 was primarily due to lower sales volume. Fiscal 2004 benefited from a state emissions program with no similar program in fiscal 2005.

Liquidity and Capital Resources

Current assets of $9,641,667 at September 30, 2006 were 3.4 times current liabilities and the total of cash and cash equivalents, short-term investments and receivables was 1.9 times current liabilities. These ratios compare to 4.4 and 1.8 respectively at the end of fiscal 2005. Total current assets increased by approximately $1,707,000 from the previous year end due primarily to an increase in accounts receivable and inventory of approximately $3,351,000 and $78,000 respectively. The increase was offset in part by an decrease in cash and cash equivalents, short-term investments and deferred income taxes of approximately $85,000, $1,299,000 and $358,000 respectively. The increase in accounts receivable was due primarily to a higher sales volume in the fourth quarter of fiscal 2006 versus fiscal 2005. The Company delivered the large order referred to elsewhere herein during the third and fourth quarter of fiscal 2006 effectively masking any seasonality aspect of the Company's business and primarily causing the increase in accounts receivable.

Working capital at September 30, 2006 was $6,790,066 as compared to $6,127,053 a year ago. The increase was due primarily to an increase in accounts receivable and inventory of approximately $3,351,000 and $78,000 respectively and a decrease in cash and cash equivalents, short-term investments and deferred income taxes of approximately $85,000, $1,299,000 and $358,000 respectively offset in part by an increase in short-term financing, accounts payable and accrued payroll and related expenses of approximately $548,000, $60,000 and $406,000 respectively. The increase in accounts receivable and inventory was due primarily to delivery of most of the large order referred to elsewhere herein during the third and fourth quarter of fiscal 2006.

Internally generated funds in fiscal 2006 were a negative $1,939,527 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $93,773. The primary reason for the negative cash flow from operations in fiscal 2006 was the increase in accounts receivable of $3,351,366. The negative cash flow was financed through short-term borrowings with the Company's lender. Internally generated funds in fiscal 2005 were a negative $2,336,927 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $235,470. The primary reason for the negative cash flow from operations in fiscal 2005 was the net loss of $1,573,772 and a $466,100 reduction in accrued payroll and related expenses. Internally generated funds in fiscal 2004 were $1,490,981 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and purchase of Class A shares of $104,031 and $13,202 respectively. The primary reason for the positive cash flow in fiscal 2004 was net income of $659,770 and the reduction in accounts receivable and an increase in accrued payroll and related expenses. The Company expects internally generated funds in fiscal 2007 from operating activities to be adequate to fund approximately $250,000 of capital expenditures. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

On March 27, 2006, the Company entered into a new credit agreement with a new financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was to expire in February 2007 but was modified on September 25, 2006 to extend the maturity date to February 2008. The agreement is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had outstanding borrowings of $1,348,000 under this loan facility at September 30, 2006. The Company is in compliance with its loan covenants. During fiscal 2007 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2007 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $1,348,000 on its revolving credit facility at September 30, 2006, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal. In addition, the Company maintains investments in a number of mutual funds. These funds are subject to normal equity market fluctuations. The Company believes the equity market fluctuation risk is acceptable because the funds can be sold on demand with approval from its financial lender.

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

ITEM 7. FINANCIAL STATEMENTS

The following pages contain the Financial Statements and Supplementary Data as specified for Item 7 of Part II of Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheet of HICKOK INCORPORATED as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 21, 2006
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
  HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$61,363	$145,889
Short-term investments - available for sale	848,698	2,148,170
Accounts receivable-less allowance for	4,382,383	1,031,017
doubtful accounts of $75,000 ($50,000, 2005)
Inventories-less allowance for obsolete	3,763,074	3,684,629
inventory of $675,000 ($425,000, 2005)
Deferred income taxes	524,400	882,600
Prepaid expenses	61,749	42,144

Total Current Assets	9,641,667	7,934,449

PROPERTY, PLANT AND EQUIPMENT:
Land	229,089	229,089
Buildings	1,492,161	1,492,161
Machinery and equipment	2,581,618	2,603,267

	4,302,868	4,324,517
Less accumulated depreciation	3,412,447	3,289,727

	890,421	1,034,790

OTHER ASSETS:
Deferred income taxes	1,573,400	1,401,700
Deposits	1,750	1,750

	1,575,150	1,403,450

Total Assets	$12,107,238	$10,372,689

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006	2005

CURRENT LIABILITIES:
Short-term financing	$1,348,000	$800,000
Accounts payable	364,702	305,157
Accrued payroll and related expenses	666,053	260,092
Accrued expenses	270,959	272,243
Accrued taxes other than income	68,794	65,970
Accrued income taxes	133,093	103,934

Total Current Liabilities	2,851,601	1,807,396

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 772,174 shares
issued (2006 and 2005)	756,379	756,379
Class B 1,000,000 convertible shares authorized,
475,533 shares issued	454,866	454,866
Accumulated comprehensive income (net of tax)	104,869	218,138
Contributed capital	1,592,942	1,592,942
Treasury shares - 15,795 (2006 and 2005)
Class A shares and 20,667 (2006 and 2005)
Class B shares	(661,676)	(661,676)
Retained earnings	7,008,257	6,204,644

Total Stockholders' Equity	9,255,637	8,565,293

Total Liabilities and Stockholders' Equity	$12,107,238	$10,372,689

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2006	2005	2004

NET SALES:
Product sales	$15,130,872	$8,691,822	$14,206,561
Service sales	746,847	978,872	1,514,477

Total Net Sales	15,877,719	9,670,694	15,721,038

COSTS AND EXPENSES:
Cost of product sold	8,183,500	5,197,059	7,124,920
Cost of services sold	602,659	836,371	924,575
Product development	1,840,182	2,059,401	2,127,641
Marketing and administrative	4,408,798	4,243,632	4,752,997
expenses
Interest charges	64,582	21,465	1,558
Other income	(299,115)	(201,162)	(53,523)

Total Costs and Expenses	14,800,606	12,156,766	14,878,168

Income (Loss) before Provision for Income Taxes	1,077,113	(2,486,072)	842,870
Provision For (Recovery Of) Income Taxes:
Current	29,000	(25,000)	(18,000)
Deferred	244,500	(887,300)	201,100

	273,500	(912,300)	183,100

Net Income (Loss)	$803,613	$(1,573,772)	$659,770

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$.66	$(1.30)	$.54

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$.64	$(1.30)	$.53

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,211,245	1,211,629	1,218,913

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	ACCUMULATED COMPREHEN- SIVE INCOME	TREASURY SHARES	TOTAL	COMPREHEN- SIVE INCOME

Balance at September 30, 2003	$7,239,771	$764,884	$454,866	$1,603,848	$ -	$(605,795)	$9,457,574	$ -

Purchase and Retirement of Class A shares	-	(2,296)	-	(10,906)	-	-	(13,202)	-

Shares Tendered	-	-	-	-	-	(33,300)	(33,300)	-

Unrealized Gain on Investments (net of tax of $17,000)	-	-	-	-	34,863	-	34,863	34,863

Net Income	659,770	-	-	-	-	-	659,770	659,770

Balance at September 30, 2004	$7,899,541	$762,588	$454,866	$1,592,942	$34,863	$(639,095)	$10,105,705	$694,633

Purchase and Retirement of Class A Shares Tendered	-	(6,209)	-	-	-	(22,581)	(28,790)	$ -

Unrealized Gain on Investments and Reclassification adjustment for gain/loss included in net earnings (see note 3) (net of tax)	-	-	-	-	183,275	-	183,275	183,275

Dividend of $.10 per Class A and B shares	(121,125)	-	-	-	-	-	(121,125)	-

Net Loss	(1,573,772)	-	-	-	-	-	(1,573,772)	(1,573,772)

Balance at September 30, 2005	$6,204,644	$756,379	$454,866	$1,592,942	$218,138	$(661,676)	$8,565,293	$(1,390,497)

Unrealized Gain on Investments and Reclassification adjustment for gain/loss included in net earnings (see note 3) (net of tax)	-	-	-	-	(113,269)	-	(113,269)	$(113,269)

Net Income	803,613	-	-	-	-	-	803,613	803,613

Balance at September 30, 2006	$7,008,257	$756,379	$454,866	$1,592,942	$104,869	$(661,676)	$9,255,637	$690,344

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$12,526,353	$10,088,121	$15,970,143
Cash paid to suppliers and employees	(14,412,343)	(12,409,036)	(14,515,317)
Interest paid	(57,144)	(21,465)	(1,558)
Interest received	3,448	10,453	42,713
Income taxes (paid) refunded	159	(5,000)	(5,000)

Net Cash Provided by (Used in) Operating Activities	(1,939,527)	(2,336,927)	1,490,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93,773)	(235,470)	(104,031)
Proceeds on sale of assets	774	11,941	-
Purchase of short-term investments	-	(500,000)	(2,000,000)
Sale of short-term investments	1,400,000	849,841	1,018,000

Net Cash Provided by (Used in) Investing Activities	1,307,001	126,312	(1,086,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term financing	548,000	800,000	-
Purchase of Class A shares	-	(62,090)	(13,202)
Dividends paid	-	(121,125)	-

Net Cash Provided by (Used in) Financing Activities	548,000	616,785	(13,202)

Increase (Decrease) in Cash and Cash Equivalents	(84,526)	(1,593,830)	391,748

Cash and Cash Equivalents at Beginning of Year	145,889	1,739,719	1,347,971

Cash and Cash Equivalents at End of Year	$61,363	$145,889	$1,739,719

See accompanying summary of accounting policies and notes to financial statements.

	2006	2005	2004

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$803,613	$(1,573,772)	$659,770
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	237,291	267,180	280,552
Dividends reinvested	(69,783)	(77,085)	-
Gain on disposal of investments	(202,014)	(90,788)	-
(Gain)Loss on disposal of assets	77	(4,014)	15,036
Deferred income taxes	244,500	(887,300)	201,100
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(3,351,366)	417,427	249,105
Decrease (Increase) in inventories	(78,445)	175,596	(568,897)
Decrease (Increase) in prepaid expenses	(19,605)	4,193	1,044
Increase (Decrease) in accounts payable	59,545	(111,029)	121,970
Increase (Decrease) in accrued payroll and related expenses	405,961	(466,100)	477,141
Increase (Decrease) in other accrued expenses and accrued taxes other than income	1,540	38,765	77,160
Increase (Decrease) in accrued income taxes	29,159	(30,000)	(23,000)

Total Adjustments	(2,743,140)	(763,155)	831,211

Net Cash Provided by (Used in) Operating Activities	($1,939,527)	$(2,336,927)	$1,490,981

Non-cash disclosures
Accrued tender offer	$ -	$ -	$33,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2006, 2005 AND 2004

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

Product Classes	2006	2005	2004

Automotive Test Equipment	86.4%	78.2%	86.9%
Fastening Systems	0.9	2.4	1.4
Indicating Instruments	12.7	19.4	10.4
Other Product Classes	0.0	0.0	1.3

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 93% of outstanding receivables at September 30, 2006 (76% in 2005). Sales to a customer approximated $7,100,000 (2006), $211,000 (2005), $1,273,000 (2004), and accounts receivable to this customer amounted to approximately $3,402,000 (2006), $57,000 (2005).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. Revenue from development contracts represent agreements to provide training related programs to technicians and engineers and are recorded as service revenue. Revenue from these contracts is recognized as agreed upon milestones are achieved. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense amounted to $37,861 (2006), $133,234 (2005) and $111,664 (2004). Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2006. An estimate for future warranty claims of $20,855 (2006) and $52,246 (2005) is included in "Accrued expenses".

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2006 amounted to $61,363.

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

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2006	2005

Raw materials and component parts	$2,392,394	$2,412,831
Work-in-process	648,607	499,318
Finished products	722,073	772,480

	$3,763,074	$3,684,629

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

Depreciation, including depreciation on capitalized leases, amounted to $237,291(2006), $267,180 (2005), and $280,552 (2004).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $60,327 (2006), $159,626 (2005) and $153,194 (2004).

Income Taxes :
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in note 9.

Adoption of New Accounting Standards :
In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of the provisions of SFAS No. 151  effective October 1, 2005 did not have a significant impact on the Company's operations.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt the provisions of Interpretation No. 48 effective October 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations due to the adoption of Interpretation No. 48.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The Company will adopt this pronouncement effective October 1, 2008. The Company does not anticipate any material impact to its financial condition or results of operations due to the adoption of SFAS No. 157.

3. SHORT-TERM INVESTMENTS AND COMPREHENSIVE INCOME

Short-term investments are as follows:

	2006		2005
	COST	MARKET	COST	MARKET

Mutual funds	$689,829	$848,698	$1,818,032	$2,148,170

Less Cost		689,829		1,818,032

Gross unrealized gains on short-term investments		158,869		330,138

Deferred income taxes		54,000		112,000

Accumulated comprehensive income (net of tax)		$104,869		$218,138

Gains (Losses):
Gross unrealized gains		$158,869		$330,138
Gross unrealized losses		-		-

		$158,869		$330,138

The following table sets forth the computation of comprehensive income.

	2006	2005	2004

Net Income (Loss)	$803,613	$(1,573,772)	$659,770
Unrealized gain on investments (net of tax) of $15,758 in 2006, $101,189 in 2005 and $17,959 in 2004	30,590	196,426	34,863

Reclassification adjustment for gain included in net earnings (net of tax) of $74,109 in 2006, $6,775 in 2005	(143,859)	(13,151)	-

Comprehensive Income (Loss)	$690,344	$(1,390,497)	$694,633

Gains (Losses):
Gross realized gains	$202,014	$90,788	$ -
Gross realized losses	-	-	-

4. SHORT-TERM FINANCING

On March 27, 2006, the Company entered into a new credit agreement with a new financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was to expire in February 2007 but was modified on September 25, 2006 to extend the maturity date to February 2008. The agreement is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had outstanding borrowings of $1,348,000 under this loan facility at September 30, 2006. The Company had $800,000 of outstanding borrowings under its previous credit facility at September 30, 2005. The Company is in compliance with its loan covenants. Selected details of short-term borrowings are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2006	$1,348,000	7.82%
Average during 2006	$836,000	7.47%
Maximum during 2006 (month end)	$1,500,000	7.89%

Balance at September 30, 2005	$800,000	6.75%
Average during 2005	$342,000	6.18%
Maximum during 2005 (month end)	$800,000	6.75%

5. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through September 2009.

The Company's minimum commitments under operating leases are as follows:

2007	$25,225
2008	20,590
2009	10,972
2010	-

Total	$56,787

Rental expense under these commitments was $33,107 (2006), $38,735 (2005) and $39,524 (2004).

A facility held under a capital lease has a net book value of $0 at September 30, 2006. Future minimum lease payments which extend through 2061 are immaterial.

6. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans was $0 for fiscal years ended September 30, 2006, 2005 and 2004. All options granted under the Employee Plans are exercisable at September 30, 2006.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 48,000 shares (less 45,000 options which were either canceled, expired or unissued) of Class A common stock over a three year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. All options granted under the Directors Plans become fully exercisable on February 23, 2009.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2006	Price	2005	Price	2004	Price

Option Shares
Employee Plans:

Outstanding October 1,	125,000	$6.25	125,000	$6.25	129,900	$6.38

Granted	-	-	-	-	-	-

Canceled	(7,550)	16.33	-	-	(4,900)	9.71

Exercised	-	-	-	-		-

Outstanding September 30, 2006 ($3.13 to $10.75 per share)	117,450	5.60	125,000	6.25	125,000	6.25
Exercisable September 30,	117,450	5.60	125,000	6.25	125,000	6.25

Director Plans:

Outstanding October 1,	45,000	$7.15	45,000	$8.44	39,000	$8.62

Granted	6,000	5.25	6,000	6.45	6,000	7.25

Canceled	(3,000)	18.00	(6,000)	16.13	-	-

Exercised	-	-	-	-	-	-

Outstanding September 30, 2006 ($3.55 to $12.25 per share)	48,000	7.45	45,000	7.15	45,000	8.44
Exercisable September 30,	36,000	6.36	33,000	7.52	33,333	9.52

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at September 30, 2006.

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life

Range of exercise Prices:
$3.13 - 5.00	79,750	$3.78	4.1
$7.13 - 10.75	37,700	$9.45	1.2

	117,450	$5.60

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	5.6	16,000	$3.81
$6.45 - 8.50	23,000	$7.46	4.3	17,000	$7.72
$12.25	3,000	$12.25	1.5	3,000	$12.25

	48,000	$6.27		36,000	$6.36

The Company has adopted the disclosure only provisions of SFAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following weighted-average assumptions were used in the option pricing model for 2006, 2005 and 2004 respectively: a risk free interest rate of 6.0%, 4.9% and 4.0%; an expected life of 8, 8 and 6 years; an expected dividend yield of 0.0%, 0.0% and 0.0%; and a volatility factor of .35, .41 and .44. Had compensation cost for fixed price stock options granted in 2006, 2005 and 2004 been determined using the fair value method, pro forma net income (loss) and earnings (loss) per share would have been as follows:

		2006	2005	2004

Net Income (Loss)	- as reported	$803,613	$(1,573,772)	$659,770

Deduct: Total stock based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects		12,047	11,747	10,517

	- pro forma	$791,566	$(1,585,519)	$649,253

Basic Income (Loss) per share	- as reported	$.66	$(1.30)	$.54

Diluted Income (Loss) per share	- as reported	$.64	$(1.30)	$.53

Basic Income (Loss) per share	- pro forma	$.65	$(1.31)	$.53

Diluted Income (Loss) per share	- pro forma	$.64	$(1.31)	$.52

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

7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (620,316 and 624,866 shares in 2006 and 2005 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

During June 2004, the Company purchased and retired 2,296 Class A shares from two retired employees for $5.75, the closing price of the shares on the date of purchase. In addition, the Company purchased shares in conjunction with a tender offer (see note 12).

8. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory Federal income tax rate is as follows:

	2006	2005	2004

Income (Loss) Before Provision for Income Taxes	$1,077,113	$(2,486,072)	$842,870
Statutory rate	34%	34%	34%

	366,218	(845,264)	286,576

Surtax Savings	-	-	-
State and local taxes - net	-	-	-
Permanent differences	9,900	9,800	10,700
Research and development credit - net	(93,400)	(103,800)	(101,200)
Expiration of contribution carryforward	-	49,000	-
Other	(9,218)	(22,036)	(12,976)

	$273,500	$(912,300)	$183,100

 Deferred tax assets (liabilities) consist of the following:

	2006	2005

Current:
Inventories	$245,400	$144,500
Bad debts	25,500	17,000
Unrealized gains on short-term investments	(54,000)	(112,000)
Accrued liabilities	226,200	92,600
Prepaid expense	(20,700)	(14,000)
Net operating loss carryforward	102,000	754,500

Total current deferred income taxes	524,400	882,600

Noncurrent:
Depreciation and amortization	239,900	266,300
Research and development and other credit carryforwards	1,251,300	1,082,800
Net operating loss carryforward	82,200	-
Contribution carryforward	-	52,600

Total long-term deferred income taxes	1,573,400	1,401,700

Total	$2,097,800	$2,284,300

The Company has available a net operating loss carryforward of approximately $537,000 and a contribution carryforward of approximately $-0-. The net operating loss and research and development credit carryforwards will begin to expire in 2015.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2006	2005	2004

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$803,613	$(1,573,772)	$659,770

Shares denominator	1,211,245	1,211,619	1,218,913

Per share amount	$.66	$(1.30)	$.54

Effect of Dilutive Securities
Average shares outstanding	1,211,245	1,211,629	1,218,913

Stock options	34,937	-	31,506

	1,246,182	1,211,629	1,250,419
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$803,613	$(1,573,772)	$659,770

Per share amount	$.64	$(1.30)	$.53

10. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. For fiscal year ended September 30, 2005, the formula produced no bonus distribution. In addition the Board of Directors approved additional bonus plans for fiscal years ended September 30, 2006 and 2004. The bonus distribution was determined by the Compensation Committee of the Board of Directors. For fiscal years ended September 30, 2006 and 2004, bonus expense amounted to approximately $575,000 and $384,000 respectively.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2006, 2005 and 2004, the Company made no matching contributions to the plan.

The Company terminated its deferred compensation plan during 2006 which  permitted selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions. For fiscal years ended September 30, 2006, 2005 and 2004, approximately $-0-, $7,500 and $12,000 respectively, were allocated by the participants to this plan and is included in "Accrued Payroll and Related Expenses." The funds were distributed to the plan participants in February 2006. The Company does not provide any other post retirement benefits to its employees.

11. SEGMENT AND RELATED INFORMATION

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

Information by industry segment is set forth below:

Years Ended September 30,	2006	2005	2004

Net Sales
Indicators and Gauges	$2,024,122	$1,875,286	$1,638,952
Automotive Diagnostic Tools and Equipment	13,853,597	7,795,408	14,082,086

	$15,877,719	$9,670,694	$15,721,038

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$356,615	$(4,735)	$328,547
Automotive Diagnostic Tools and Equipment	2,448,525	(1,089,842)	2,490,391
General Corporate Expenses	(1,728,027)	(1,391,495)	(1,976,068)

	$1,077,113	$(2,486,072)	$842,870

Asset Information :

Years Ended September 30,	2006	2005

Identifiable Assets
Indicators and Gauges	$898,811	$742,380
Automotive Diagnostic Tools and Equipment	7,227,331	3,960,603
Corporate	3,981,096	5,669,706

	$12,107,238	$10,372,689

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2006	2005	2004

Revenue:
United States of America	$14,518,239	$9,348,925	$15,317,947
Canada	684,225	245,988	240,735
Germany	617,857	12,240	16,888
Other foreign countries	57,398	63,541	145,468

	$15,877,719	$9,670,694	$15,721,038

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

The Board of Directors and management pursued this offer under the belief that the Company derives little benefit from the status of being a public company. In addition, the costs associated with certain provisions of the Sarbanes-Oxley Act, which are required to be in place in fiscal 2008 and 2009 become even more significant given our size and the relative benefits we can derive from being public. Although well intended, Sarbanes-Oxley compliance could mean significant increases for the Company in annual accounting, legal and insurance costs for remaining public and could significantly affect the size of the Board of Directors and the time management will be able to devote to operating the business.

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

13. QUARTERLY DATA (UNAUDITED)
	First	Second	Third	Fourth

Net Sales
2006	$2,703,224	$3,613,401	$4,221,159	$5,339,935
2005	2,064,891	2,842,081	2,761,122	2,002,600
2004	3,570,409	5,871,643	3,788,528	2,490,458

Gross Profit
2006	1,227,951	1,316,035	2,000,299	2,547,275
2005	717,076	1,258,885	1,115,843	545,460
2004	1,722,279	2,868,691	1,880,396	1,200,177

Net Income (Loss)
2006	104,503	(105,972)	293,975	511,107
2005	(483,758)	(255,610)	(342,537)	(491,867)
2004	172,010	451,378	87,877	(51,495)

Net Income (Loss) per Common Share

Basic
2006	.09	(.09)	.24	.42
2005	(.40)	(.21)	(.28)	(.41)
2004	.14	.37	.07	(.04)

Diluted
2006	.08	(.09)	.24	.41
2005	(.40)	(.21)	(.28)	(.41)
2004	.14	.36	.07	(.04)

SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30
	2006	2005	2004	2003	2002

	(In Thousands of Dollars, except per share amounts)

Net Sales	$15,878	$9,671	$15,721	$11,038	$12,392

Net Income (Loss)	$804	$(1,574)	$660	$(1,773)	$244

Working Capital	$6,790	$6,127	$7,654	$6,611	$7,720

Total Assets	$12,107	$10,373	$11,715	$10,380	$12,303

Long-term Debt	$-0-	$-0-	$-0-	$-0-	$-0-

Total Stockholders' Equity	$9,256	$8,565	$10,106	$9,458	$11,231

Net Income (Loss) Per Share	$.66	$(1.30)	$.54	$(1.45)	$.20

Dividends Declared

Per Share:

Class A	$-0-	$.10	$-0-	$-0-	$-0-

Class B	$-0-	$.10	$-0-	$-0-	$-0-

Stockholders' Equity

Per Share:	$7.64	$7.07	$8.30	$7.75	$9.21

Return on Sales	5.1%	(16.3%)	4.2%	(16.1%)	2.0%

Return on Assets	7.2%	(14.3%)	6.0%	(15.6%)	2.0%

Return on Equity	9.0%	(16.9%)	6.7%	(17.1%)	2.2%

Closing Stock Price	$5.90	$4.80	$5.30	$4.10	$4.71

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1)is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2007, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-KSB. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a)Beneficial Ownership Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2007, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	153,450	$5.78	47,200

Equity compensation plans not approved by security holders	-	-	-

Total	153,450		47,200

Other information required by this Item 11 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2007, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2007, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2007, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: December 21, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 21st day of December, 2006:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Senior Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ Jim N. Moreland	Director
Jim N. Moreland

/s/ Hugh S. Seaholm	Director
Hugh S. Seaholm

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)(i)	Promissory Note Modification Agreement, dated September 25, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on September 29, 2006) effective through February 28, 2008.

10(a)(ii)	Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(iii)	Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(iv)	Borrowing Base Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(v)	Business Loan Agreement, dated February 28, 2006, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 6, 2006) effective through April 30, 2006.

10(a)(vi)	Change in Terms Agreement, dated February 28, 2006, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 6, 2006) effective through April 30, 2006.

10(a)(vii)	Loan Agreement, dated as of February 18, 2005, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005) effective through September 29, 2005.

10(a)(viii)	Loan Agreement, dated as of September 30, 2005, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-KSB for the fiscal period ended September 30, 2005).

10(b)	Hickok Incorporated 1995 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(c)	Hickok Incorporated 1997 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(d)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(e)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(f)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(g)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2006 and 2005, and for each of the years in the three-year period ended September 30, 2006, and have issued our report thereon dated November 21, 2006; such consolidated financial statements and report are included in Part II, Item 7 of this Form 10-KSB. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in item 13. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

November 21, 2006
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           Col. A                    Col. B                   Col.C                    Col. D          Col. E
-----------------------             ----------   -------------------------------     -----------    ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period       Expenses          Accounts        Deductions      of Period
-----------------------------       ----------    ------------     -------------      -----------    ------------
Deducted from Asset Accounts:
                                                  Year Ended September 30, 2004
                                                  ------------------------------

 Reserve for doubtful accounts       $ 124,000    $ (39,585) (1)     $  9,733 (2)     $  84,148 (3)     $  10,000

 Reserve for inventory obsolescence  $  78,000    $ 196,807          $      -         $ 168,807 (4)     $ 106,000

                                                  Year Ended September 30, 2005
                                                  ------------------------------

 Reserve for doubtful accounts       $  10,000    $  42,467  (1)     $     94 (2)     $   2,561 (3)     $  50,000

 Reserve for inventory obsolescence  $ 106,000    $ 389,990          $      -         $  70,990 (4)     $ 425,000

                                                  Year Ended September 30, 2006
                                                  ------------------------------

 Reserve for doubtful accounts       $  50,000    $  22,482  (1)     $  4,244 (2)     $   1,726 (3)     $  75,000

 Reserve for inventory obsolescence  $ 425,000    $ 337,761          $      -         $  87,761 (4)     $ 675,000

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

                                              HICKOK INCORPORATED

                                         SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                      Col. B       Col. C        Col. D            Col. E              Col. F
       --------                   ----------   ---------   ---------------   --------------   --------------------
                                                Weighted    Maximum Amount   Average Amount    Weighted Average
                                  Balance at    Average      Outstanding      Outstanding       Interest Rate
Category of Aggregate               End of      Interest     During the        During the        During the
Short-term Borrowings               Period        Rate          Period           Period (2)       Period (3)
------------------------          ----------   ---------   ---------------   --------------   --------------------

                                          Year Ended September 30, 2004
                                          -----------------------------

   Note Payable to Bank (1)       $        -          -%       $        -        $       -                 -%

                                          Year Ended September 30, 2005
                                          -----------------------------

   Note Payable to Bank (1)       $  800,000       6.75%       $  800,000        $ 341,667              6.18%

                                          Year Ended September 30, 2006
                                          -----------------------------

   Note Payable to Bank (1)       $1,348,000       7.54%       $1,550,000        $ 835,583              7.47%

(1) Note payable to bank represents borrowings under a revolving credit facility which expires
 February 28, 2008.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.