Form 10QSB
period 2006-12-31
HICKOK INC
filed 2007-02-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____ .

Commission File No. 0-147

HICKOK INCORPORATED
________________________________________________________________
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

As of February 9, 2007:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2006	2005
Net Sales
Product Sales	$2,038,235	$2,493,348
Service Sales	153,395	209,876

Total Net Sales	2,191,630	2,703,224

Cost and Expenses
Cost of Product Sold	1,269,861	1,327,120
Cost of Service Sold	164,273	148,153
Product Development	463,388	383,328
Marketing and Administrative Expenses	914,132	863,999
Interest Charges	1,792	14,049
Other Income	<52,935>	<191,728>

Total Costs and Expenses	2,760,511	2,544,921

Income <Loss> before Provision for Income Taxes	<568,881>	158,303

Provision for <Recovery of> Income Taxes	<193,000>	53,800

Income <Loss> before cumulative effect of change in accounting principle	$<375,881>	$104,503

Cumulative effect of change in accounting for stock based compensation net of tax of $8,000	14,863	-

Net Income <Loss>	$<390,744>	$104,503

Earnings per Common Share:
Income <Loss> before cumulative effect of change in accounting principle	$<.31>	$.09
Cumulative effect of change in accounting for stock based compensation	<.01>	-

Net Income <Loss>	$<.32>	$.09

Earnings per Common Share Assuming Dilution:
Income <Loss> before cumulative effect of change in accounting principle	$<.31>	$.08
Cumulative effect of change in accounting for stock based compensation	<.01>	-

Net Income <Loss>	$<.32>	$.08

Dividends per Common Share	$.10	$-0-
See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2006 (Unaudited)	September 30, 2006 (Note)	December 31, 2005 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,377,563	$61,363	$82,535
Short-term Investments	908,415	848,698	1,280,374
Trade Accounts Receivable-Net	1,186,258	4,382,383	1,455,779
Inventories	3,356,043	3,763,074	4,240,628
Deferred Income Taxes	525,300	524,400	934,600
Prepaid Expenses	103,588	61,749	148,990

Total Current Assets	7,457,167	9,641,667	8,142,906

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,492,161	1,492,161	1,492,161
Machinery and Equipment	2,682,369	2,581,618	2,620,102

	4,403,619	4,302,868	4,341,352

Less: Allowance for Depreciation	3,475,464	3,412,447	3,356,720

Total Property - Net	928,155	890,421	984,632

Other Assets
Deferred Income Taxes	1,766,400	1,573,400	1,347,900
Deposits	1,750	1,750	1,750

Total Other Assets	1,768,150	1,575,150	1,349,650

Total Assets	$10,153,472	$12,107,238	$10,477,188

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2006 (Unaudited)	September 30, 2006 (Note)	December 31, 2005 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$1,348,000	$689,000
Trade Accounts Payable	228,436	364,702	462,626
Accrued Payroll & Related Expenses	644,947	666,053	293,397
Dividends Payable	121,124	-	-
Accrued Expenses	191,876	270,959	287,836
Accrued Taxes Other Than Income	77,118	68,794	72,399
Accrued Income Taxes	106,593	133,093	103,934

Total Current Liabilities	1,370,094	2,851,601	1,909,192

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 756,379 shares outstanding (756,379 shares outstanding at September 30, 2006 and December 31, 2005) excluding 15,795 shares in treasury (15,795, September 30, 2006 and December 31, 2005)	756,379	756,379	756,379

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	118,602	104,869	116,338
Contributed Capital	957,142	931,266	931,266
Retained Earnings	6,496,389	7,008,257	6,309,147

Total Stockholders' Equity	8,783,378	9,255,637	8,567,996

Total Liabilities and Stockholders' Equity	$10,153,472	$12,107,238	$10,477,188

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2006	2005

Cash Flows from Operating Activities:
Cash received from customers	$5,387,755	$2,278,462
Cash paid to suppliers and employees	<2,591,678>	<3,100,579>
Interest paid	<3,117>	<14,049>
Interest received	10,991	647
Income taxes <paid> refunded	<39,000>	-

Net Cash Provided By <Used In> Operating Activities	2,764,951	<835,519>

Cash Flows from Investing Activities:
Capital expenditures	<100,751>	<16,835>
Sale of short-term investments	-	900,000

Net Cash Provided By <Used in> Investing Activities	<100,751>	883,165

Cash Flows from Financing Activities:
Decrease in short-term financing	<1,348,000>	<111,000>

Net Cash Provided By <Used In> Financing Activities	<1,348,000>	<111,000>

Net increase <decrease> in cash and cash equivalents	1,316,200	<63,354>

Cash and cash equivalents at beginning of year	61,363	145,889

Cash and cash equivalents at end of first quarter	$1,377,563	$82,535

See Notes to Consolidated Financial Statements

	2006	2005

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<390,744>	$104,503
Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation	63,017	66,993
Dividends reinvested	<38,883>	<63,660>
Gain on disposal of investments	-	<122,344>
Share-based compensation expense	25,876	-
Deferred income taxes	<201,000>	53,800
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	3,196,125	<424,762>
Decrease <Increase> in inventories	407,031	<555,999>
Decrease <Increase> in prepaid expenses	<41,840>	<106,846>
Increase <Decrease> in accounts payable	<136,266>	157,469
Increase <Decrease> in accrued payroll and related expenses	<21,106>	33,305
Increase <Decrease> in accrued expenses and accrued taxes other than income	<70,759>	22,022
Increase <Decrease> in accrued income taxes	<26,500>	-

Total Adjustments	3,155,695	<940,022>

Net Cash Provided By <Used In> Operating Activities	$2,764,951	$<835,519>

Non-cash disclosures: Dividends payable	$121,124	$-0-

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2006

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

2. Short-term Investments

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	December 31,		December 31,
	2006		2005
	COST	MARKET	COST	MARKET

Fair market value Mutual funds	$728,713	$908,415	$1,104,036	$1,280,374

Less Cost		728,713		1,104,036

Gross unrealized gains on short-term investments		179,702		176,338

Deferred income taxes		61,100		60,000

Accumulated comprehensive income (net of tax)		$118,602		$116,338

Gains (Losses):
Gross unrealized gains		$179,702		$176,338
Gross unrealized losses		-		-

		$179,702		$176,338

The following table sets forth the computation of comprehensive income:
	December 31, 2006	December 31, 2005

Net Income (Loss)	$<390,744>	$104,503

Unrealized gain (loss)on investments (net of tax)	13,733	<8,474>

Reclassification adjustment for <gain> loss included in net earnings (net of tax)	-	<93,326>

Comprehensive income (Loss)	$<377,011>	$2,703

Gains (Losses):
Gross realized gains	$ -	$122,344
Gross realized losses	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2006	September 30, 2006	December 31, 2005

Components	$2,225,917	$2,392,394	$2,569,133
Work-in-Process	375,766	648,607	839,587
Finished Product	754,360	722,073	831,908

	$3,356,043	$3,763,074	$4,240,628

The above amounts are net of reserve for obsolete inventory in the amount of $706,746, $675,000 and $478,495 for the periods ended December 31, 2006, September 30, 2006 and December 31, 2005 respectively.

4. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. The agreement is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had no outstanding borrowings under this loan facility at December 31, 2006.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 103,550 Class A shares were outstanding at December 31, 2006 (117,450 shares at September 30, 2006 and 117,450 shares at December 31, 2005) at prices ranging from $3.125 to $10.75 per share. Options for 13,900 at a price of $10.75 per share were canceled during the three month period ended December 31, 2006. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2006.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 48,000 shares (less 45,000 options which were either canceled, expired or unissued) of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 48,000 Class A shares were outstanding at December 31, 2006 (48,000 shares at September 30, 2006 and 45,000 shares at December 31, 2005) at prices ranging from $3.55 to $18.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 23, 2009.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2006:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	79,750	$3.78	3.9
$7.13 - 10.50	23,800	$8.69	1.5

	103,550	$4.91

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	5.3	16,000	$3.81
$6.45 - 8.50	23,000	$7.46	4.1	17,000	$7.72
$12.25	3,000	$12.25	1.3	3,000	$12.25

	48,000	$6.27		36,000	$6.36

On October 1, 2006, the Company adopted Statement of Financial Standards SFAS No. 123(R), Share-Based Payment, under the modified prospective method for its stock options for both employees and non-employee Directors. The Company previously accounted for stock-based compensation plans under the disclosure only provisions of SFAS 123, which allowed the Company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2006 $3,013 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2006 and 2005 respectively: a risk free interest rate of 6.0% and 4.9%; an expected life of 8 and 8 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .35 and .41.

Prior to adopting the provisions of FAS 123(R) the Company's pro forma net income (loss) and earnings (loss) per share for the three months ended December 31, 2005 would have been as follows:

Three months ended December 31, 2005

Net Income <Loss> as reported	$104,503

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	3,008

Pro forma Net Income <Loss>	$101,495

As Reported:
Basic Income <Loss> per share	$.09

Diluted Income <Loss> per share	$.08

Pro Forma:
Basic Income <Loss> per share	$.08

Diluted Income <Loss> per share	$.08

Unissued shares of Class A common stock (606,416 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

6. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payments.  SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25.  The Company adopted this pronouncement in its current quarter ended December 31, 2006 (see note 5).

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

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

	Three Months ended December 31,
	2006	2005
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<390,744>	$104,503

Shares denominator	1,211,245	1,211,245

Per share amount	$<.32>	$.09

Effect of Dilutive Securities
Average shares outstanding	1,211,245	1,211,245
Stock options	-	21,551

	1,211,245	1,232,796

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<390,744>	$104,503

Per share amount	$<.32>	$.08

Options to purchase 151,550 and 85,600 shares of common stock during the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2006	2005
Net Sales
Indicators and Gauges	$454,034	$504,317
Automotive Diagnostic Tools and Equipment	1,737,596	2,198,907

	$2,191,630	$2,703,224

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$<12,163>	$112,504
Automotive Diagnostic Tools and Equipment	<215,975>	224,122
General Corporate Expenses	<340,743>	<178,323>

	$<568,881>	$158,303

Asset Information
Indicators and Gauges	$800,359	$797,122
Automotive Diagnostic Tools and Equipment	3,725,904	4,885,440
Corporate	5,627,209	4,794,626

	$10,153,472	$10,477,188

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,001,529	$2,652,063
Australia	48,077	-
Canada	55,148	44,988
Germany	83,523	-
Other foreign countries	3,353	6,173

	$2,191,630	$2,703,224

All export sales to Australia, Canada, Germany and other foreign countries are made in United States of America Dollars.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations, First Quarter (October 1, 2006 through December 31, 2006)
Fiscal 2007 Compared to First Quarter Fiscal 2006
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $454,034 and $504,317 for the first quarter of fiscal 2007 and fiscal 2006, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $1,737,596 and $2,198,907 for the first quarter of fiscal 2007 and fiscal 2006, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2006 were $2,038,235 versus $2,493,348 for the quarter ended December 31, 2005. The decrease in product sales during the current quarter of approximately $455,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, diagnostic products to the aftermarket which includes emissions products of approximately $447,000, indicator products of approximately $38,000 and fastening systems products of approximately $41,000. Sales of diagnostic products to OEM's increased by approximately $71,000. Product sales are expected to increase during the remainder of the fiscal year. This expectation is based on the Company's belief that it will obtain certification on a product that will result in large orders from a customer in its third and fourth quarters of fiscal 2007.

Service sales for the quarter ended December 31, 2006 were $153,395 versus $209,876 for the quarter ended December 31, 2005. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2007 was $1,269,861 (62.3% of product sales) as compared to $1,327,120 (53.2% of product sales) in the first quarter of fiscal 2006. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is anticipated to decrease for the balance of the fiscal year.

Cost of service sold in the first quarter of fiscal 2007 was $164,273 (107.1% of service sales) as compared to $148,153 (70.6% of service sales) in the first quarter of fiscal 2006. The dollar increase was due primarily to a higher volume of warranty repairs. The increase in the cost of services sold percentage was primarily due to lower plant utilization and higher warranty costs. The current cost of services sold percentage is anticipated to decrease for the balance of the fiscal year.

Product development expenses were $463,388 in the first quarter of fiscal 2007 (22.7% of product sales) as compared to $383,328 (15.4% of product sales) in the first quarter of fiscal 2006. The dollar increase was due primarily to increased labor costs. The percentage increase was due primarily to lower product sales. The prior year first quarter benefited from the temporary wage and staff reductions initiated in August 2005. Temporary wage reductions were removed as of January 1, 2006. The current level of product development expenses is expected to increase slightly for the balance of the fiscal year.

Marketing and administrative expenses were $914,132 (41.7% of total net sales) in the first quarter of 2007 versus $863,999 (32.0% of total net sales) for the same period a year ago. The percentage increase was due primarily to the decrease in the level of total sales for the current quarter. Marketing expenses were approximately $522,000 in the first quarter of fiscal 2007 versus $508,000 for the same period a year ago. Within marketing expenses, labor costs increased by approximately $29,000 offset in part by a decrease in advertising expense and collection expense of approximately $8,000 and $9,000 respectively. The prior year first quarter benefited from the temporary wage and staff reductions initiated in August 2005. The temporary wage reductions were removed as of January 1, 2006. Administrative expenses were approximately $392,000 in the first quarter of fiscal 2007 versus $356,000 for the same period a year ago. The dollar increase was due primarily to increased labor costs during the current quarter. The percentage increase was due primarily to lower sales in the current quarter. The prior year first quarter benefited from the temporary wage and staff reductions initiated in August 2005. The temporary wage reductions were removed as of January 1, 2006. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $1,792 in the first quarter of fiscal 2007 which compares with $14,049 in the first quarter of fiscal 2006. The decrease in interest charges in the current quarter compared to a year ago was due to a lower level of short-term borrowing during the current fiscal year. The current level of interest expense is expected to continue for the second quarter of fiscal 2007 and increase in the second half of the year due to expected financing requirements of anticipated large orders.

Other income was $52,935 in the first quarter of fiscal 2007 which compares with $191,728 in the first quarter of fiscal 2006. Other income consists primarily of realized gains on the sale of short-term investments, dividend income on short-term investments, interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to no realized gains on the sale of short-term investments during the current quarter.

Recovery of income taxes in the first quarter of fiscal 2007 was $193,000 which compares with income taxes of $53,800 in the first quarter of fiscal 2006. In the first quarter of fiscal 2007 the recovery of income taxes was recorded at an effective tax recovery rate of 34%. The effective tax rate for fiscal 2006 was 34%.

The net loss in the first quarter of fiscal 2007 was $390,744. The net loss for the current quarter is primarily the result of a lower sales volume. This compares with net income in the first quarter of fiscal 2006 of $104,503. The net income in fiscal 2006 was primarily the result of realized gains on the sale of short-term investments and a higher sales volume that enabled approximately break-even results from operations. In addition, the prior year first quarter benefited from the temporary wage and staff reductions initiated in August 2005. The temporary wage reductions were removed as of January 1, 2006.

The Company continues to invest in a possible opportunity that could result in substantial future revenues. Recent developments related to this opportunity lead the Company to believe that significant sales related to this opportunity will occur in fiscal 2007. This large opportunity is more fully discussed in the Company’s 2006 fiscal year Form 10-KSB filing and the Company's 2006 Annual Report to Shareholders. With the projected continuing growth in the Company’s core businesses, management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future. The tax benefits have the effect of reducing future federal income taxes payable. The research and development credit and net operating loss carryforwards will begin to expire in 2019.

Unshipped customer orders as of December 31, 2006 were $880,000 versus $2,914,000 at December 31, 2005. The decrease was due primarily to decreased orders in automotive diagnostic products of $2,099,000, specifically, $1,857,000 for diagnostic products to automotive OEM's, $147,000 for fastening systems products and aftermarket products of $97,000. Indicator products increased by approximately $65,000. The Company anticipates that most of the current backlog will be shipped in fiscal 2007.

Liquidity and Capital Resources

Total current assets were $7,457,167, $9,641,667 and $8,142,906 at December 31, 2006, September 30, 2006 and December 31, 2005, respectively. The decrease of approximately $686,000 from December to December is due primarily to the decrease in short-term investments, accounts receivable, inventories, deferred income taxes and prepaid expenses of $372,000, $270,000, $885,000, $409,000 and $45,000 respectively, offset in part by an increase in cash and cash equivalents of approximately $1,295,000. The decrease from September 30, 2006 to December 31, 2006 is due primarily to the decrease in accounts receivable and inventories of $3,196,000 and $407,000 respectively, offset in part by the increase in cash and cash equivalents, short-term investments and prepaid expenses of approximately $1,316,000, $60,000 and $42,000 respectively. The decreases are due primarily to decreased sales and inventory purchasing volume during the current quarter.

Working capital as of December 31, 2006 amounted to $6,087,073 as compared with $6,233,714 a year earlier. Current assets were 5.4 times current liabilities and total cash, short-term investments and receivables were 2.5 times current liabilities. These ratios compare to 4.3 and 1.5, respectively, at December 31, 2005.

Internally generated funds during the three months ended December 31, 2006 were $2,764,951 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and debt payments of $100,751 and $1,348,000 respectively. The primary reason for the positive cash flow from operations was the decrease in accounts receivable and inventory during the current quarter. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under its credit agreement will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2007.

Shareholders' equity during the three months ended December 31, 2006 decreased by $472,259 which was the net loss during the period of $390,744 and $121,124 of dividends declared less $13,733 accumulated comprehensive income from investments and $25,876 of share-based compensation expense (which includes the cumulative effect of change in accounting for share-based compensation).

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. The agreement is secured by the Company's investments, accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had no outstanding borrowings under this loan facility at December 31, 2006. During fiscal 2007 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2007 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis or Plan of Operation in our Form 10-KSB for the year ended September 30, 2006.

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

Item 3: Controls and Procedures.

As of December 31, 2006, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6: Exhibits.

Exhibit No.	Description

11	Statement Regarding Computation of Earnings Per Share and Common Share Equivalents

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKOK INCORPORATED (Registrant)

Date: February 14, 2007	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 14, 2007	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer