Form 10QSB
period 2007-03-31
HICKOK INC
filed 2007-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____ .

Commission File No. 0-147

HICKOK INCORPORATED
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

(Issuer's telephone number)	(216) 541-8060

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

As of May 9, 2007:  756,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2007	2006	2007	2006
Net Sales
Product Sales	$1,368,202	$3,381,508	$3,406,437	$5,874,856
Service Sales	172,750	231,893	326,145	441,769

Total Net Sales	1,540,952	3,613,401	3,732,582	6,316,625

Costs and Expenses
Cost of Product Sold	973,984	2,114,967	2,243,845	3,442,087
Cost of Service Sold	179,694	182,399	343,967	330,552
Product Development	511,092	456,570	974,480	839,898
Marketing and Administrative Expenses	1,016,460	1,090,767	1,930,592	1,954,766
Interest Charges	-	16,374	1,792	30,423
Other Income	<16,162>	<87,204>	<69,097>	<278,932>

Total Costs and Expenses	2,665,068	3,773,873	5,425,579	6,318,794

Income <Loss> before Provision for Income Taxes	<1,124,116>	<160,472>	<1,692,997>	<2,169>

Recovery of Income Taxes	<382,700>	<54,500>	<575,700>	<700>

Income (Loss) before cumulative effect of change in accounting principle	<741,416>	<105,972>	<1,117,297>	<1,469>
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	14,863	-

Net Income <Loss>	$<741,416>	$<105,972>	$<1,132,160>	$<1,469>

Earnings per Common Share:
Income (Loss) before cumulative effect of change in accounting principle	$<.61>	$<.09>	$<.92>	$<.00>
Cumulative effect of change in accounting for stock based compensation	-	-	<.01>	-

Net Income <Loss>	$<.61>	$<.09>	$<.93>	$<.00>

Earnings per Common Share Assuming Dilution:
Income (Loss) before cumulative effect of change in accounting principle	$<.61>	$<.09>	$<.92>	$<.00>
Cumulative effect of change in accounting for stock based compensation	-	-	<.01>	-

Net Income <Loss>	$<.61>	$<.09>	$<.93>	$<.00>

Dividends per Common Share	$.10	$- 0 -	$.10	$- 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2007 (Unaudited)	September 30, 2006 (Note)	March 31, 2006 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$539,350	$61,363	$91,850
Short-term Investments	926,014	848,698	832,848
Trade Accounts Receivable-Net	641,229	4,382,383	2,555,185
Inventories	3,396,088	3,763,074	3,537,207
Deferred Income Taxes	519,700	524,400	947,100
Prepaid Expenses	154,141	61,749	135,718

Total Current Assets	6,176,522	9,641,667	8,099,908

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,492,161	1,492,161	1,492,161
Machinery and Equipment	2,695,990	2,581,618	2,640,050

	4,417,240	4,302,868	4,361,300

Less: Allowance for Depreciation	3,538,482	3,412,447	3,423,713

Total Property - Net	878,758	890,421	937,587

Other Assets
Deferred Income Taxes	2,149,100	1,573,400	1,402,400
Deposits	1,750	1,750	1,750

Total Other Assets	2,150,850	1,575,150	1,404,150

Total Assets	$9,206,130	$12,107,238	$10,441,645

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	March 31, 2007 (Unaudited)	September 30, 2006 (Note)	March 31, 2006 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$1,348,000	$1,000,000
Trade Accounts Payable	219,581	364,702	265,669
Accrued Payroll & Related Expenses	605,713	666,053	276,646
Accrued Expenses	187,589	270,959	332,019
Accrued Taxes Other Than Income	30,465	68,794	19,415
Accrued Income Taxes	106,593	133,093	103,934

Total Current Liabilities	1,149,941	2,851,601	1,997,683

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 756,379 shares outstanding (756,379, September 30, 2006 and 756,379, March 31, 2006)excluding 15,795 shares in treasury (15,795, September 30, 2006 and 15,795, March 31, 2006)	756,379	756,379	756,379

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	129,366	104,869	98,276
Contributed Capital	960,605	931,266	931,266
Retained Earnings	5,754,973	7,008,257	6,203,175

Total Stockholders' Equity	8,056,189	9,255,637	8,443,962

Total Liabilities and Stockholders' Equity	$9,206,130	$12,107,238	$10,441,645

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2007	2006

Cash Flows from Operating Activities:
Cash received from customers	$7,473,736	$4,792,457
Cash paid to suppliers and employees	<5,385,878>	<6,380,995>
Interest paid	<9,231>	<30,423>
Interest received	21,856	1,705
Income taxes <paid> refunded	<39,000>	-

Net Cash Provided By <Used In> Operating Activities	2,061,483	<1,617,256>

Cash Flows from Investing Activities:
Capital expenditures	<114,372>	<36,783>
Sale of short-term investments	-	1,400,000

Net Cash Provided By <Used In> Investing Activities	<114,372>	1,363,217

Cash Flows from Financing Activities:
Increase <decrease> in short-term financing	<1,348,000>	200,000
Dividends paid	<121,124>	-

Net Cash Provided By <Used In> Financing Activities	<1,469,124>	200,000

Net increase <decrease> in cash and cash equivalents	477,987	<54,039>

Cash and cash equivalents at beginning of year	61,363	145,889

Cash and cash equivalents at end of second quarter	$539,350	$91,850

See Notes to Consolidated Financial Statements

	2007	2006

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<1,132,160>	$<1,469>
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	126,035	133,986
Dividends reinvested	<40,119>	<67,026>
Gain on disposal of investments	-	<202,014>
Share-based compensation expense	29,339	-
Deferred income taxes	<583,700>	<700>
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	3,741,154	<1,524,168>
Decrease <Increase> in inventories	366,986	147,422
Decrease <Increase> in prepaid expenses	<92,392>	<93,574>
Increase <Decrease> in accounts payable	<145,121>	<39,488>
Increase <Decrease> in accrued payroll and related expenses	<60,340>	16,554
Increase <Decrease> in accrued expenses and accrued taxes other than income	<121,699>	13,221
Increase <Decrease> in accrued income taxes	<26,500>	-

Total Adjustments	3,193,643	<1,615,787>

Net Cash Provided By <Used In> Operating Activities	$2,061,483	$<1,617,256>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

2. Short-term Investments and Comprehensive Income

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	March 31, 2007	September 30, 2006	March 31, 2006
Fair market value Mutual funds	$926,014	$848,698	$832,848
Less Cost	729,948	689,829	687,072

Gross unrealized gains <losses> on short-term investments	196,066	158,869	145,776
Deferred income taxes	66,700	54,000	47,500

Accumulated comprehensive income (net of tax)	$129,366	$104,869	$98,276

Gains <Losses>:
Gross unrealized gains	$196,066	$158,869	$145,776
Gross unrealized losses	-	-	-

	$196,066	$158,869	$145,776

The following table sets forth the computation of comprehensive income:
Three Months Ended March 31,	Six Months Ended March 31,

	2007	2006	2007	2006
Net Income <Loss>	$<741,416>	$<105,972>	$<1,132,160>	$<1,469>

Unrealized gain <loss> on investments (net of tax)	10,764	32,471	24,497	23,997
Reclassification adjustment for <gain> loss included in net earnings (net of tax)	-	<50,533>	-	<143,859>

Comprehensive Income <Loss>	$<730,652>	$<124,034>	$<1,107,663>	$<121,331>

Gains <Losses>:
Gross realized gains	$-	$79,670	$-	$202,014
Gross realized losses	-	-	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2007	September 30, 2006	March 31, 2006

Components	$2,119,636	$2,392,394	$2,257,307
Work-in-Process	594,432	648,607	500,574
Finished Product	682,020	722,073	779,326

	$3,396,088	$3,763,074	$3,537,207

The above amounts are net of reserve for obsolete inventory in the amount of $747,034, $675,000 and $590,465 for the periods ended March 31, 2007, September 30, 2006 and March 31, 2006 respectively.

4. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had no outstanding borrowings under this loan facility at March 31, 2007.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 103,550 Class A shares were outstanding at March 31, 2007 (117,450 shares at September 30, 2006 and 117,450 shares at March 31, 2006) at prices ranging from $3.125 to $17.25 per share. Options for 13,900 were canceled during the three month period ended December 31, 2006, at a price of $10.75 per share. No other options were granted, exercised or canceled during the three or six month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at March 31, 2007.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 51,000 Class A shares were outstanding at March 31, 2007 (48,000 shares at September 30, 2006 and 48,000 shares at March 31, 2006) at prices ranging from $3.55 to $12.25 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2007 and March 31, 2006, at a price of $10.50 and $5.25 per share respectively. Options for 3,000 shares expired during the three month periods ended March 31, 2007 and March 31, 2006 at $8.50 and $18.00 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 22, 2010.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2007:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	79,750	$3.78	3.6
$7.13 - 10.50	23,800	$8.69	1.3

	103,550	$4.91

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	5.5	18,000	$3.97
$6.45 - 8.50	20,000	$7.30	5.3	18,000	$7.40
$10.50 - 12.25	9,000	$11.08	1.0	3,000	$12.25

	51,000	$6.63		39,000	$6.19

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

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2007 $3,463 and $6,476 respectively was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2007 and 2006 respectively: a risk free interest rate of 6.0% and 6.0%; an expected life of 10 and 8 years; an expected dividend yield of 1.9% and 2.0%; and a volatility factor of .37 and .35.

Prior to adopting the provisions of FAS 123(R) the Company's pro forma net income (loss) and earnings (loss) per share for the three and the six month periods ended March 31, 2006 would have been as follows:

Three months ended March 31,	Six months ended March 31,

	2006	2006
Net Income <Loss> as reported	$<105,972>	$<1,469>

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	3,013	6,021

Pro forma Net Income <Loss>	$<108,985>	$<7,490>

As Reported:
Basic Income <Loss> per share	$<.09>	$<.00>

Diluted Income <Loss> per share	$<.09>	$<.00>

Pro forma:
Basic Income <Loss> per share	$<.09>	$<.00>

Diluted Income <Loss> per share	$<.09>	$<.00>

Unissued shares of Class A common stock (609,416 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

6. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payments.  SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25.  The Company adopted this pronouncement in its first quarter ended December 31, 2006 (see note 5).

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

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,

	2007	2006	2007	2006
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<741,416>	$<105,972>	$<1,132,160>	$<1,469>

Shares denominator	1,211,245	1,211,245	1,211,245	1,211,245

Per share amount	$<.61>	$<.09>	$<.93>	$<.00>

Effect of Dilutive Securities
Average shares outstanding	1,211,245	1,211,245	1,211,245	1,211,245
Stock options	-	-	-	-

	1,211,245	1,211,245	1,211,245	1,211,245

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<741,416>	$<105,972>	$<1,132,160>	$<1,469>

Per share amount	$<.61>	$<.09>	$.<93>	$<.00>

During the second quarter and the first six month period of fiscal 2007 and the second quarter and the first six month period of fiscal 2006 options to purchase 154,550 and 165,450 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2007	2006	2007	2006
Net Revenue
Indicators and Gauges	$516,506	$510,561	$970,540	$1,014,878
Automotive Diagnostic Tools and Equipment	1,024,446	3,102,840	2,762,042	5,301,747

	$1,540,952	$3,613,401	$3,732,582	$6,316,625

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$<40,885>	$56,413	$<53,048>	$168,917
Automotive Diagnostic Tools and Equipment	<674,719>	139,447	<890,694>	363,569
General Corporate Expenses	<408,512>	<356,332>	<749,255>	<534,655>

	$<1,124,116>	$<160,472>	$<1,692,997>	$<2,169>

Asset Information
Indicators and Gauges			$834,064	$776,643
Automotive Diagnostic Tools and Equipment			3,180,463	5,296,439
Corporate			5,191,603	4,368,563

			$9,206,130	$10,441,645

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,518,944	$3,403,928	$3,520,473	$6,055,991
Australia	-	-	48,077	-
Canada	18,713	50,942	73,861	95,930
Germany	1,163	149,779	84,686	151,229
Other foreign countries	2,132	8,752	5,485	13,475

	$1,540,952	$3,613,401	$3,732,582	$6,316,625

All export sales to Australia, Canada, Germany and other foreign countries are made in United States of America Dollars.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations, Second Quarter (January 1, 2007 through March 31, 2007)
Fiscal 2007 Compared to Second Quarter Fiscal 2006
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $516,506 and $510,561 for the second quarter of fiscal 2007 and fiscal 2006, respectively and $970,540 and $1,014,878 for the first six months of fiscal 2007 and fiscal 2006, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $1,024,446 and $3,102,840 for the second quarter of fiscal 2007 and fiscal 2006, respectively, and $2,762,042 and $5,301,747 for the first six months of fiscal 2007 and fiscal 2006, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2007 were $1,368,202 versus $3,381,508 for the quarter ended March 31, 2006. The 60% decrease in product sales during the current quarter of approximately $2,013,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, diagnostic products to OEM's of approximately $1,651,000. Sales of other automotive diagnostic products, primarily, aftermarket products which include emissions products, indicator products and fastening system products decreased by approximately $314,000, $14,000 and $44,000, respectively. Product sales are expected to increase significantly during the Company's third and fourth fiscal quarters due primarily to increased sales of automotive diagnostic products of approximately $2,500,000 to a large OEM customer for a proprietary tool order received in March 2007 and on the Company's belief that it will obtain certification on an emissions product that will result in significant orders from a customer in its third and fourth quarters of fiscal 2007 and continuing into the first quarter of fiscal 2008.

Service sales for the quarter ended March 31, 2007 were $172,750 versus $231,893 for the quarter ended March 31, 2006. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2007 was $973,984 (71.2% of product sales) as compared to $2,114,967 (62.5% of product sales) in the second quarter of fiscal 2006. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is anticipated to decrease during the balance of the fiscal year.

Cost of service sold in the second quarter of fiscal 2007 was $179,694 (104% of service sales) as compared to $182,399 (78.7% of service sales) in the second quarter of fiscal 2006. The dollar decrease was due primarily to a lower sales volume of chargeable repairs. The increase in the cost of services sold percentage was primarily due to lower plant utilization and higher warranty costs. The current cost of services sold percentage is anticipated to decrease for the balance of the fiscal year.

Product development expenses were $511,092 in the second quarter of fiscal 2007 (37.4% of product sales) as compared to $456,570 (13.5% of product sales) in the second quarter of fiscal 2006. The dollar increase was due primarily to increased labor cost in the second quarter of fiscal 2007 while the percentage increase was due to lower product sales. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Marketing and administrative expenses were $1,016,460 (66.0% of total sales) in the second quarter of 2006 versus $1,090,767 (30.2% of total sales) for the same period a year ago. The percentage increase was due to the decrease in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $591,000 in the second quarter of fiscal 2007 versus $664,000 for the same period a year ago. Within marketing expenses, decreases were primarily in travel expense of $7,000, collection expense of $9,000, commissions of $20,000 and sales promotion of $36,000, offset in part by an increase in labor costs of approximately $8,000. Administrative expenses were approximately $425,000 in the second quarter of fiscal 2007 versus $427,000 for the same period a year ago. Within administrative expenses, professional fees decreased approximately $12,000, offset in part by an increase in labor costs of approximately $8,000. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $-0- in the second quarter of fiscal 2007 which compares with $16,374 in the second quarter of fiscal 2006. The decrease was due to no short-term borrowing during the second quarter of fiscal 2007. The current level of interest expense is expected to increase in the second half of the fiscal year due to anticipated financing requirements of anticipated large orders.

Other income was $16,162 in the second quarter of fiscal 2007 which compares with $87,204 in the second quarter of fiscal 2006. Other income consists primarily of realized gains on the sale of short-term investments, dividend income on short-term investments and interest income on cash and cash equivalents invested. The decrease is due primarily to sales of short-term investments during the previous year that amounted to a gain of $79,600. There were no sales of investments in the current year.

The net loss in the second quarter of fiscal 2007 was $741,416 which compares with a net loss of $105,972 in the second quarter of fiscal 2006. The net loss for the current quarter was primarily the result of a lower sales volume.

Unshipped customer orders as of March 31, 2007 were $3,424,000 versus $6,585,000 at March 31, 2006. The decrease was due primarily to decreased orders in automotive diagnostic products of approximately $3,209,000, specifically, $2,853,000 for diagnostic products to automotive OEM's and $355,000 for aftermarket products. Indicator products increased by approximately $48,000. The Company received a single order for approximately $2,500,000 during the current year second quarter for a proprietary tool program to a large OEM compared to a single order for approximately $5,000,000 a year ago. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2007.

Results of Operations, Six Months Ended March 31, 2007
Compared to Six Months Ended March 31, 2006

Product sales for the six months ended March 31, 2007 were $3,406,437 versus $5,874,856 for the same period in fiscal 2006. The 42% decrease in product sales during the first six months of the current fiscal year of approximately $2,468,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, diagnostic products to OEM's of approximately $1,579,000. Sales of other automotive diagnostic products, primarily, aftermarket products which include emission products and fastening systems product declined by approximately $752,000 and $85,000, respectively. Sales of indicator products decreased by approximately $52,000. Product sales are expected to increase significantly during the Company's third and fourth fiscal quarters.

Service sales for the six months ended March 31, 2007 were $326,145 compared with $441,769 for the same period in fiscal 2006. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $2,243,845 or (65.9 % of product sales) compared to $3,442,087 (58.6% of product sales) for the six months ended March 31, 2006. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The cost of product sold percentage is expected to decrease in the second half of the fiscal year.

Cost of service sold was $343,967 (105% of service sales) compared with $330,552 (74.8% of service sales) for the six months ended March 31, 2006. The dollar increase was due primarily to lower plant utilization for the first six months of the current fiscal year. The increase in the cost of services sold percentage was primarily due to a lower sales volume of chargeable repairs and lower plant utilization. The cost of services sold percentage is expected to decrease for the balance of the fiscal year.

Product development expenses were $974,480 (28.6% of product sales) compared to $839,898 (14.3% of product sales) for the six months ended March 31, 2006. The dollar increase was due primarily to increased labor costs. The percentage increase was due to lower product sales during the first six months of the current fiscal year. The current level of product development expenditures is expected to continue for the second half of the fiscal year.

Marketing and administrative expenses were $1,930,592 for the six months ended March 31, 2007 (51.7% of total sales) versus $1,954,766 (30.9% of total sales) for the six months ended March 31, 2006. The percentage increase was due to the decrease in the level of total sales during the first six months of the current fiscal year. Marketing expenses were approximately $1,114,000 during the first six months of the current fiscal year versus $1,172,000 for the same period a year ago. Within marketing expenses, decreases were in sales promotion, commissions, advertising, travel expense and collection expense of approximately $42,000, $20,000, $17,000, $10,000 and $18,000, respectively. These decreases were offset in part by an increase in labor costs, show expense and royalties of approximately $30,000,$10,000 and $5,000, respectively. Administrative expenses were approximately $817,000 during the first six months of the current fiscal year versus $783,000 for the same period a year ago. The dollar increase was due primarily to increased labor costs of approximately $52,000 and an increase in directors fees of approximately $8,000, offset in part by a decrease in professional fees of approximately $24,000. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $1,792 for the six months ended March 31, 2007, and $30,423 for the same period in 2006. This decrease was due to no short-term borrowing requirements during most of the current fiscal year. The current level of interest expense is expected to increase for the remainder of fiscal 2007 due to anticipated financing requirements of anticipated large orders.

Other income of $69,097 compares with other income of $278,932 in the same period last year. Other income consists primarily of realized gains on the sale of short-term investments, dividend income reinvested on short-term investments and interest income on cash and cash equivalents. The decrease is due primarily to gains on the sale of short-term investments realized during the prior year; no sales have occurred in the current year. During the prior year a realized gain of approximately $202,000 was earned on the sale of short-term investments. The current level of other income is expected to decrease for the remainder of fiscal 2007 due to less excess cash and cash equivalents invested in interest bearing accounts.

Recovery of income taxes during the first six months of fiscal 2007 was $575,700 which compares with a recovery of income taxes of $700 in the first six months of fiscal 2006. During both periods the recovery of income taxes was recorded at an effective tax recovery rate of 34%.

The net loss for the six months ended March 31, 2007 was $1,132,160 compared with a net loss of $1,469 for the six months ended March 31, 2006. The increase in net loss for the first half of fiscal 2007 is primarily the result of a lower sales volume and no realized gains on sale of short-term investments.

Management projects that the recent receipt of a purchase order from a large OEM customer for approximately $2,500,000 scheduled for shipment during the third quarter of the fiscal year, increased sales of automotive diagnostic products in the Company's core business, and revenue generated from deliveries of product for a large emissions program should generate taxable income during the second half of the fiscal year in line with budgeted expectations. The emissions equipment opportunity is more fully discussed in the Company's 2006 fiscal year Form 10-KSB filing and the Company's 2006 Annual Report to Shareholders. Current assessments are that this opportunity will generate significant sales in fiscal years 2007 and 2008. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future. The tax benefits have the effect of reducing future federal income taxes payable. The research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $6,176,522, $9,641,667 and $8,099,908 at March 31, 2007, September 30, 2006 and March 31, 2006, respectively. The decrease of approximately $1,923,000 from March to March is due primarily to the decrease in accounts receivable, inventory and deferred taxes of approximately $1,914,000, $141,000 and $427,000 respectively, offset in part by an increase in cash and cash equivalents and short-term investments of approximately $448,000 and $93,000 respectively. Accounts receivable decreased due to the lower sales volume in the most recent quarter. The decrease from September to March of approximately $3,465,000 is due primarily to the decrease in accounts receivable and inventory of $3,741,000 and $367,000 respectively, offset in part by an increase in cash and cash equivalents and short-term investments of approximately $478,000 and $77,000 respectively. Prepaid expenses increased by approximately $92,000.

Working capital as of March 31, 2007 amounted to $5,026,581 as compared with $6,102,225 a year earlier. Current assets were 5.4 times current liabilities and total cash and cash equivalents, short-term investments and receivables were 1.8 times current liabilities. These ratios compare to 4.1 and 1.7, respectively, at March 31, 2006. The quick ratio was 1.0 compared to 1.3 a year ago.

Internally generated funds during the six months ended March 31, 2007 were $2,061,483 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures and debt payments of $114,372 and $1,348,000 respectively. The primary reason for the positive cash flow from operations was the decrease in accounts receivable and inventory during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under its credit agreement will provide the liquidity necessary to support its current and anticipated working capital and capital expenditure requirements through the end of fiscal 2007.

Shareholders' equity during the six months ended March 31, 2007 decreased by $1,199,448 which was the net loss during the period of $1,132,160 and $121,124 of dividends paid less $24,497 accumulated comprehensive income from investments and $29,339 of share-based compensation expense (which includes the cumulative effect of change in accounting for share-based compensation).

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had no outstanding borrowings under this loan facility at March 31, 2007. During fiscal 2007 the Company's business will require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2007 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 3. Controls and Procedures.

As of March 31, 2007, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on February 21, 2007, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,479,780	3,724
T. Harold Hudson	1,483,194	310
James T. Martin	1,482,194	1,310
Michael L. Miller	1,483,194	310
Jim N. Moreland	1,482,194	1,310
Hugh S. Seaholm	1,483,194	310
Janet H. Slade	1,483,194	310

The following proposal was approved at the Company's Annual Meeting:

		Votes	Votes	Votes
		For	Against	Withheld

1.	Approval of the adoption of the 2007 Outside Directors Stock Option Plan	1,237,556	20,272	1,832

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
HICKOK INCORPORATED (Registrant)

Date: May 14, 2007	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2007	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer