Form 10QSB
period 2007-06-30
HICKOK INC
filed 2007-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007:  766,379 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2007	2006	2007	2006
Net Sales
Product Sales	$2,679,057	$4,044,005	$6,085,494	$9,918,861
Service Sales	138,178	177,154	464,323	618,923

Total Net Sales	2,817,235	4,221,159	6,549,817	10,537,784

Costs and Expenses
Cost of Product Sold	1,590,039	2,102,696	3,833,884	5,544,783
Cost of Service Sold	118,862	118,164	462,829	448,716
Product Development	468,191	469,835	1,442,671	1,309,733
Marketing and Administrative Expenses	834,110	1,091,518	2,764,702	3,046,284
Interest Charges	4,387	5,766	6,179	36,189
Other <Income> Expense	<245,375>	<12,295>	<314,472>	<291,227>

Total Costs and Expenses	2,770,214	3,775,684	8,195,793	10,094,478

Income <Loss> before Provision for Income Taxes	47,021	445,475	<1,645,976>	443,306
Income <Recovery of> Taxes	15,700	151,500	<560,000>	150,800

Income <Loss> before cumulative effect of change in accounting principle	31,321	293,975	<1,085,976>	292,506
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	14,863	-

Net Income <Loss>	$31,321	$293,975	$<1,100,839>	$292,506

Earnings per Common Share:
Income <Loss> before cumulative effect of change in accounting principle	$.02	$.24	$<.90>	$.24
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	<.01>	-

Net Income <Loss>	$.02	$.24	$<.91>	$.24

Earnings per Common Share
Assuming Dilution:
Income <Loss> before cumulative effect of change in accounting principle	$.02	$.24	$<.90>	$.24
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	<.01>	-

Net Income <Loss>	$.02	$.24	$<.91>	$.24

Dividends per Common Share	$ -0 -	$ - 0 -	$.10	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2007 (Unaudited)	September 30, 2006 (Note)	June 30, 2006 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$795,545	$61,363	$100,596
Short-term Investments	88,191	848,698	820,492
Trade Accounts Receivable - Net	2,020,481	4,382,383	2,994,316
Inventories	3,711,446	3,763,074	4,256,733
Deferred Income Taxes	578,700	524,400	949,800
Prepaid Expenses	112,688	61,749	105,212

Total Current Assets	7,307,051	9,641,667	9,227,149

Property, Plant and Equipment
Land	229,089	229,089	229,089
Buildings	1,492,161	1,492,161	1,492,161
Machinery and Equipment	2,747,424	2,581,618	2,696,355

	4,468,674	4,302,868	4,417,605

Less: Allowance for Depreciation	3,601,500	3,412,447	3,490,705

Total Property - Net	867,174	890,421	926,900

Other Assets
Deferred Income Taxes	2,133,400	1,573,400	1,250,900
Deposits	1,750	1,750	1,750

Total Other Assets	2,135,150	1,575,150	1,252,650

Total Assets	$10,309,375	$12,107,238	$11,406,699

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2007 (Unaudited)	September 30, ____2006___ (Note)	June 30, 2006 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$1,098,000	$1,348,000	$1,075,000
Trade Accounts Payable	368,702	364,702	766,335
Accrued Payroll & Related Expenses	586,241	666,053	358,838
Accrued Expenses	112,946	270,959	348,491
Accrued Taxes Other Than Income	39,047	68,794	27,824
Accrued Income Taxes	106,593	133,093	103,934

Total Current Liabilities	2,311,529	2,851,601	2,680,422

Stockholders' Equity
Class A, $1.00 par value; authorized	762,379	756,379	756,379
3,750,000 shares; 762,379 shares outstanding (756,379 shares outstanding at September 30, 2006 and June 30, 2006) excluding 15,795 shares in treasury (15,795, September 30, 2006 and 15,795, June 30, 2006)

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Accumulated Comprehensive Income (net
of tax)	14,939	104,869	86,616
Contributed Capital	979,368	931,266	931,266
Retained Earnings	5,786,294	7,008,257	6,497,150

Total Stockholders' Equity	7,997,846	9,255,637	8,726,277

Total Liabilities and Stockholders' Equity	$10,309,375	$12,107,238	$11,406,699

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2007	2006

Cash Flows from Operating Activities:
Cash received from customers	$8,911,719	$8,574,485
Cash paid to suppliers and employees	<8,537,721>	<10,171,430>
Interest paid	<9,329>	<32,869>
Interest received	23,963	2,609
Income taxes <paid> refunded	<39,093>	-

Net Cash Provided By <Used In> Operating Activities	349,539	<1,627,205>

Cash Flows from Investing Activities:
Capital expenditures	<165,806>	<93,088>
Sale of short-term investments	900,273	1,400,000

Net Cash Provided By Investing Activities	734,467	1,306,912

Cash Flows from Financing Activities:
Increase <decrease> in short-term financing	<250,000>	275,000
Sale of Class A shares under option	21,300	-
Dividends paid	<121,124>	-

Net Cash Provided By <Used In> Financing Activities	<349,824>	275,000

Net increase <decrease> in cash and cash equivalents	734,182	<45,293>

Cash and cash equivalents at beginning of year	61,363	145,889

Cash and cash equivalents at end of third quarter	$795,545	$100,596

See Notes to Consolidated Financial Statements.

	2007	2006

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$<1,100,839>	$292,506

Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	189,053	200,978
Dividends reinvested	<42,892>	<69,030>
Gain on disposal of investments	<233,104>	<202,014>
Share-based compensation expense	32,802	-
Deferred income taxes	<568,000>	150,800
Changes in assets and liabilities:
Decrease <Increase> in trade accounts receivable	2,361,902	<1,963,299>
Decrease <Increase> in inventories	51,628	<572,104>
Decrease <Increase> in prepaid expenses	<50,939>	<63,068>
Increase <Decrease> in accounts payable	4,000	461,178
Increase <Decrease> in accrued payroll and related expenses	<79,812>	98,746
Increase <Decrease> in accrued expenses and accrued taxes other than income	<187,760>	38,102
Increase <Decrease> in accrued income taxes	<26,500>	-

Total Adjustments	1,450,378	<1,919,711>

Net Cash Provided By <Used In> Operating Activities	$349,539	$<1,627,205>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

2. Short-term Investments and Comprehensive Income

Investments are comprised of marketable securities in the form of mutual funds. Marketable securities are classified as available-for-sale and are recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value are recorded as a component of comprehensive income (loss). Short-term investments are as follows:

	June 30, 2007	September 30, 2006	June 30, 2006
Fair market value Mutual funds	$88,191	$848,698	$820,492
Less Cost	65,552	689,829	689,076

Gross unrealized gains (losses) on short-term investments	22,639	158,869	131,416
Deferred income taxes	7,700	54,000	44,800

Accumulated comprehensive income (net of tax)	$14,939	$104,869	$86,616

Gains (Losses):
Gross unrealized gains	$22,639	$158,869	$131,416
Gross unrealized losses	-	-	-

	$22,639	$158,869	$131,416

The following table sets forth the computation of comprehensive income:
Three Months Ended June 30,	Nine Months Ended June 30,

	2007	2006	2007	2006
Net Income <Loss>	$31,321	$293,975	$<1,100,839>	$292,506

Unrealized gain <loss> on investments (net of tax)	3,835	<11,660>	10,473	12,337
Reclassification adjustment for <gain> loss included in net earnings (net of tax)	<118,262>	-	<100,403>	<143,859>

Comprehensive Income <Loss>	$<83,106>	$282,315	$<1,190,769>	$160,984

Gains (Losses):
Gross realized gains	$233,322	-	$233,322	$202,014
Gross realized losses	-	-	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2007	Sept. 30, 2006	June 30, 2006

Components	$2,074,084	$2,392,394	$2,538,508
Work-in-Process	1,100,149	648,607	1,033,780
Finished Product	537,213	722,073	684,445

	$3,711,446	$3,763,074	$4,256,733

The above amounts are net of reserve for obsolete inventory in the amount of $738,736, $675,000 and $703,715 for the periods ended June 30, 2007, September 30, 2006 and June 30, 2006 respectively.

4. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreementcontains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had $1,098,000 of outstanding borrowings under its credit facility at June 30, 2007.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  No options may be granted at a price less than $2.925. Options for 97,550 Class A shares were outstanding at June 30, 2007 (117,450 shares at September 30, 2006 and 117,450 shares at June 30, 2006) at prices ranging from $3.125 to $17.25 per share. Options for 13,900 shares were canceled during the three month period ended December 31, 2006, at a price of $10.75 per share. Options for 6,000 shares were exercised during the three month period ended June 30, 2007, at a price of $3.55 per share. No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at June 30, 2007.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 51,000 Class A shares were outstanding at June 30, 2007 (48,000 shares at September 30, 2006 and 48,000 shares at June 30, 2006) at prices ranging from $3.55 to $12.25 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2007 and March 31, 2006, at a price of $10.50 and $5.25 per share respectively. Options for 3,000 shares expired during the three month periods ended March 31, 2007 and March 31, 2006, at $8.50 and $18.00 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 22, 2010.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2007:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	73,750	$3.80	3.4
$7.13 - 10.50	23,800	$8.69	1.0

	97,550	$4.99

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	5.3	18,000	$3.97
$6.45 - 8.50	20,000	$7.30	5.0	18,000	$7.40
$10.50 -12.25	9,000	$11.08	.8	3,000	$12.25

	51,000	$6.63		39,000	$6.19

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

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2007 $3,463 and $9,939 respectively was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2007 and 2006 respectively: a risk free interest rate of 6.0% and 6.0%; an expected life of 10 and 8 years; an expected dividend yield of 1.9% and 2.0%; and a volatility factor of .37 and ..35.

Prior to adopting the provisions of FAS 123(R) the Company's pro forma net income (loss) and earnings (loss) per share for the three and the nine month periods ended June 30, 2006 would have been as follows:

Three months ended June 30,	Nine months ended June 30,
	2006	2006

Net Income <Loss> as reported	$293,975	$292,506

Deduct: Total stock-based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects	3,013	9,034

Pro forma Net Income <Loss>	$290,962	$283,472

As Reported:
Basic Income <Loss> per share	$.24	$.24

Diluted Income <Loss> per share	$.24	$.24

Pro forma:
Basic Income <Loss> per share	$.24	$.23

Diluted Income <Loss> per share	$.23	$.23

Unissued shares of Class A common stock (603,416 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2007	2006	2007	2006
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$31,321	$293,975	$<1,100,839>	$292,506

Shares denominator	1,212,498	1,211,245	1,211,663	1,211,245

Per share amount	$.02	$.24	$<.91>	$.24

Effect of Dilutive Securities
Average shares outstanding	1,212,498	1,211,245	1,211,663	1,211,245
Stock options	73,852	35,162	-	31,357

	1,286,350	1,246,407	1,211,663	1,242,602

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$31,321	$293,975	$<1,100,839>	$292,506

Per share amount	$.02	$.24	$<.91>	$.24

During the third quarter and the nine month period of fiscal 2007 options to purchase 3,000 and 20,000 shares of common stock, respectively, at prices ranging from $10.50 to $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

During the third quarter and the nine month period of fiscal 2006 options to purchase 63,700 and 63,700 shares of common stock, respectively, at prices ranging from $3.125 to $18.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2007	2006	2007	2006
Net Revenue
Indicators and Gauges	$529,217	$544,150	$1,499,757	$1,559,028
Automotive Diagnostic Tools and Equipment	2,288,018	3,677,009	5,050,060	8,978,756

	$2,817,235	$4,221,159	$6,549,817	$10,537,784

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$85,327	$100,752	$32,279	$269,669
Automotive Diagnostic Tools and Equipment	107,864	840,194	<782,830>	1,203,763
General Corporate Expenses	<146,170>	<495,471>	<895,425>	<1,030,126>

	$47,021	$445,475	$<1,645,976>	$443,306

Asset Information
Indicators and Gauges			$870,447	$844,304
Automotive Diagnostic Tools and Equipment			4,827,552	6,388,602
Corporate			4,611,376	4,173,793

			$10,309,375	$11,406,699

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$2,794,721	$3,538,484	$6,315,194	$9,594,475
Australia	811	-	48,888	-
Canada	18,645	547,969	92,506	643,899
Germany	-	129,684	84,686	280,913
Other foreign countries	3,058	5,022	8,543	18,497

	$2,817,235	$4,221,159	$6,549,817	$10,537,784

All export sales to Australia, Canada, Germany and other foreign countries are made in United States of America Dollars.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations, Third Quarter (April 1, 2007 through June 30, 2007)
Fiscal 2007 Compared to Third Quarter Fiscal 2006
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $529,217 and $544,150 for the third quarter of fiscal 2007 and fiscal 2006, respectively, and $1,499,757 and $1,559,028 for the first nine months of fiscal 2007 and fiscal 2006, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $2,288,018 and $3,677,009 for the third quarter of fiscal 2007 and fiscal 2006, respectively, and $5,050,060 and $8,978,756 for the first nine months of fiscal 2007 and fiscal 2006, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2007 were $2,679,057 versus $4,044,005 for the quarter ended June 30, 2006. The 34% decrease in product sales during the current quarter of approximately $1,365,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily diagnostic products to OEM's of approximately $926,000. Sales of other automotive diagnostic products, primarily aftermarket products which include emission products and fastening system products declined by approximately $417,000 and $10,000 respectively. Sales of indicator products declined by approximately $12,000. Product sales are expected to increase significantly during the Company's fourth quarter of the fiscal year due primarily to increased sales of automotive diagnostic products, primarily emission products for the State of California emissions program and to a lesser extent the completion of an order for a large OEM customer.

Service sales for the quarter ended June 30, 2007 were $138,178 versus $177,154 for the quarter ended June 30, 2006. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2007 was $1,590,039 (59.4% of product sales) as compared to $2,102,696 (52.0% of product sales) in the third quarter of 2006. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease during the fourth quarter of the fiscal year.

Cost of service sold for the quarter ended June 30, 2007 was $118,862 (86.0% of service sales) as compared to $118,164 (66.7% of service sales) in the quarter ended June 30, 2006. The increase in the cost of service sold percentage was due primarily to a lower sales volume of chargeable repairs and lower plant utilization. The current cost of services sold percentage is expected to decrease in the fourth quarter of the fiscal year.

Product development expenses were $468,191 in the third quarter of fiscal 2007 (17.5% of product sales) as compared to $469,835 (11.6% of product sales) in the third quarter of fiscal 2006. The percentage increase was due to lower product sales in the third quarter of fiscal year 2007. The current level of product development expenditures is expected to continue during the fourth quarter of the fiscal year.

Marketing and administrative expenses were $834,110 (29.6% of total sales) in the third quarter of fiscal 2007 versus $1,091,518 (25.9% of total sales) for the same period a year ago. The percentage increase was due to the decrease in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $447,000 in the third quarter of fiscal 2007 versus $590,000 for the same period a year ago. Within marketing expenses, decreases were primarily in commissions of $41,000, royalties of $79,000, advertising of $9,000 and collection expense of $26,000, offset in part by increases in travel expenses of $13,000 and sales promotion of $20,000. Administrative expenses were approximately $387,000 in the third quarter of fiscal 2007 versus $502,000 for the same period a year ago. The dollar decrease during the current fiscal quarter was due primarily to the absence of a bonus provision. Included in administrative expenses in the third quarter of fiscal 2006 was a bonus provision of approximately $102,000. The current level of variable marketing and administrative expenses is expected to increase slightly during the fourth quarter of the fiscal year.

Interest expense was $4,387 in the third quarter of fiscal 2007 which compares with $5,766 in the third quarter of fiscal 2006. The decrease was due to lower short-term borrowing during the third quarter of fiscal 2007. The current level of interest expense is expected to increase in the fourth quarter of the fiscal year due to anticipated financing requirements of anticipated large orders.

Other income was $245,375 in the third quarter of fiscal 2007 which compares with $12,295 in the third quarter of fiscal 2006. Other income consists primarily of realized gains on the sale of short-term investments, dividend income reinvested on short-term investments and interest income on cash and cash equivalents invested. The increase is due primarily to a gain on sale of short-term investments of approximately $233,000. The current level of other income is expected to decrease for the fourth quarter of the fiscal year due to less excess cash and cash equivalents invested in interest bearing accounts.

The net income in the third quarter of fiscal 2007 was $31,321 which compares with a net income of $293,975 in fiscal 2006. The net income for the current quarter is the result of lower sales volume.

Unshipped customer orders as of June 30, 2007 were $3,138,000 versus $4,746,000 at June 30, 2006. The decrease was due primarily to decreased orders in automotive diagnostic products of $1,446,000, specifically, $2,468,000 for large OEM customers, $111,000 for  non-emission aftermarket products, offset in part by an increases of approximately $1,133,000 for emission products. Also contributing to the decrease was $146,000 for indicators and gauges. The Company estimates that approximately 93% of the current backlog will be shipped in the last quarter of  fiscal 2007.

Results of Operations, Nine Months Ended June 30, 2007
Compared to Nine Months Ended June 30, 2006

Product sales for the nine months ended June 30, 2007 were $6,085,494 versus $9,918,861 for the same period in fiscal 2006. The 39% decrease in product sales during the first nine months of the current fiscal year of approximately $3,833,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily diagnostic products to OEM's of approximately $2,507,000. Sales of other automotive diagnostic products, primarily aftermarket products which include emission products and fastening system products decreased by approximately $1,169,000 and $94,000, respectively. Sales of indicator products decreased by approximately $64,000. Product sales are expected to increase significantly during the Company's fourth quarter of the fiscal year due primarily to increased sales of automotive diagnostic products, primarily emission products for the State of California emissions program and to a lesser extent the completion of an order for a large OEM customer.

Service sales for the nine months ended June 30, 2007 were $464,323 compared with $618,923 for the same period in fiscal 2006. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $3,833,884 (63.0% of product sales) compared with $5,544,783 (55.9% of product sales) for the nine months ended June 30, 2006. The increase in the cost of product sold percentage was due primarily to lower sales volume, lower plant utilization and a change in product mix. The cost of product sold percentage is expected to decrease for the balance of the fiscal year.

Cost of service sold was $462,829 (99.7% of service sales) compared with $448,716 (72.5% of service sales) for the nine months ended June 30, 2006. The dollar increase was primarily due to lower plant utilization in the current year. The increase in the cost of services sold percentage was due primarily to a lower sales volume of chargeable repairs and lower plant utilization. The cost of services sold percentage is expected to decrease for the balance of the fiscal year.

Product development expenses were $1,442,671 (23.7% of product sales) compared to $1,309,733 (13.2% of product sales) for the nine months ended June 30, 2006. The dollar increase was due primarily to increased labor costs. The percentage increase was due to lower product sales in the current year. The current level of product development expenditures is expected to continue during the fourth quarter of the fiscal year.

Marketing and administrative expenses were $2,764,702 for the nine months ended June 30, 2007 (42.2% of total sales) versus $3,046,284 (28.9% of total sales) for the nine months ended June 30, 2006. The percentage increase was due to the decrease in the level of total net sales somewhat offset by a decrease in expenses during the first nine months of the current fiscal year. Marketing expenses were approximately $1,561,000 during the nine months of the current fiscal year versus $1,761,000 for the same period a year ago. Within marketing expenses, decreases were in advertising of $16,000, sales promotion expense of $22,000 and collection expense of $44,000, offset in part by an increase in labor costs of approximately $34,000. Variable sales expenses such as commissions and royalties also declined by approximately $61,000 and $74,000, respectively. Administrative expenses were approximately $1,204,000 during the nine months of the current fiscal year versus $1,285,000 for the same period a year ago. The dollar decrease during the nine months of the current fiscal year was due primarily to the absence of a bonus provision of $102,000 and a decrease in professional fees of approximately $16,000. These decreases were offset in part by increases in labor costs of $51,000 and directors fees of $8,000. The current level of variable marketing and administrative expenses is expected to increase slightly during the fourth quarter of the fiscal year.

Interest expense was $6,179 for the nine months ended June 30, 2007, and $36,189 for the same period in 2006. This decrease was due to a lower level of short-term borrowing during the current fiscal year. The current level of interest expense is expected to increase for the fourth quarter of the fiscal year due to anticipated financing requirements of anticipated large orders.

Other income of $314,472 compares with other income of $291,227 in the same period last year. Other income consists primarily of realized gains on the sale of short-term investments, dividend income reinvested on short-term investments and interest income on cash and cash equivalents invested. The increase is due primarily to a gain on sale of short-term investments of approximately $233,000, dividend income of $43,000 and interest income of $24,000 during fiscal 2007 which compares with $202,000, $69,000 and $3,000, respectively in fiscal 2006. Other income for the fourth quarter is expected to decrease due to less excess cash and cash equivalents invested in interest bearing accounts.

The net loss for the nine months ended June 30, 2007 was $1,100,839 which compares with net income of $292,506 for the nine months ended June 30, 2006. The net loss in the first nine months of fiscal 2007 was primarily the result of a lower sales volume.

Management projects that the recent receipt of a purchase order from a customer for a large emissions program for approximately $3,600,000 planned for shipment during the fourth quarter of the fiscal year, the balance of a purchase order from a large OEM customer for approximately $1,400,000 and increased sales of automotive diagnostic products in the Company's core business should generate taxable income during the fourth quarter of the fiscal year in line with budgeted expectations. The emissions equipment opportunity is more fully discussed in the Company's 2006 fiscal year Form 10-KSB filing and the Company's 2006 Annual Report to Shareholders. Current assessments are that this opportunity will generate significant sales in fiscal years 2007 and 2008. Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future. The tax benefits have the effect of reducing future federal income taxes payable. The research and development credit and net operating loss carryforwards will begin to expire in 2019.

Liquidity and Capital Resources

Total current assets were $7,307,051, $9,641,667 and $9,227,149 at June 30, 2007, September 30, 2006 and June 30, 2006, respectively. The decrease of approximately $1,920,000 from June to June is due primarily to decreases in short-term investments, accounts receivable, inventory and deferred taxes of approximately $732,000, $974,000, $545,000 and $371,000 respectively, offset in part by an increase in cash and cash equivalents approximately $695,000. Short-term investments were sold to fund working capital needs. The decrease in accounts receivable and inventory was due primarily to a lower sales volume. The decrease from September 2006 to June 2007 of approximately $2,335,000 is due primarily to the decrease in short-term investments and accounts receivable of approximately $761,000 and $2,362,000 respectively, offset in part by an increase in cash and cash equivalents of approximately $734,000. Deferred taxes and prepaid expenses increased by approximately $54,000 and $51,000 respectively.

Working capital as of June 30, 2007 amounted to $4,995,522. This compares to $6,546,727 a year earlier. Current assets were 3.2 times current liabilities and total cash and cash equivalents, short-term investments and receivables were 1.3 times current liabilities. These ratios compare to 3.4 and 1.5, respectively, at June 30, 2006. The quick ratio was 1.2 compared to 1.2 a year ago.

Internally generated funds during the nine months ended June 30, 2007 were $349,539 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $165,806. The primary reason for the positive cash flow from operations was the decrease in accounts receivable due to collections during the period. The Company believes that cash and cash equivalents together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital expenditures.

Shareholders' equity during the nine months ended June 30, 2007 decreased by $1,257,791 which was equal to the net loss during the period of $1,100,839, $121,124 of dividends paid and $89,930 of accumulated comprehensive income from investments less $21,300 from the sale of Class A shares under option and $32,802 of share-based compensation expense (which includes the cumulative effect of change in accounting for share-based compensation).

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had $1,098,000 of outstanding borrowings under this loan facility at June 30, 2007. During fiscal 2007 the Company's business will require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2007 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 3. Controls and Procedures.

As of June 30, 2007, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
HICKOK INCORPORATED (Registrant)

Date: August 13, 2007	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 13, 2007	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer