Form 10KSB
period 2007-09-30
HICKOK INC
filed 2007-12-26
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

    State issuer's revenues for its most recent fiscal year. $12,520,061

As of December 7, 2007, the Registrant had 774,029 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 706,671 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 7, 2007, based on the closing price of $17.00 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $12,013,407. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-KSB	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 9, 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 20, 2008.

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

Except as otherwise stated, the information contained in this Form 10-KSB is as of September 30, 2007.

For the fiscal years ended September 30, 2007, 2006 and 2005, Hickok Incorporated had revenues of less than $25,000,000 and less than $25,000,000 in outstanding voting and non-voting common equity held by non-affiliates. As a result, Hickok met the definition of a small business issuer under Regulation S-B and has elected to submit its future periodic reports in accordance with the disclosure requirements for small business issuers under Regulation S-B.

  Table of Contents

    PART I.
      ITEM 1. DESCRIPTION OF BUSINESS
      ITEM 2. DESCRIPTION OF PROPERTY
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    PART II.
      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
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
      4. SHORT-TERM FINANCING
      5. LEASES
      6. STOCK OPTIONS
      7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      8. INCOME TAXES
      9. EARNINGS PER COMMON SHARE
      10. EMPLOYEE BENEFIT PLANS
      11. SEGMENT AND RELATED INFORMATION
      12. TENDER OFFER
      13. QUARTERLY DATA (UNAUDITED)
      SELECTED FINANCIAL DATA
    PART III.
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      ITEM 10. EXECUTIVE COMPENSATION
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
      ITEM 13. EXHIBITS
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
      SIGNATURES
      EXHIBIT INDEX
      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
      SCHEDULE IX - SHORT-TERM BORROWINGS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Hickok Incorporated was organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries, Supreme Electronics Corp. and Waekon Corporation. Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, emissions testing, aircraft, and locomotive with sales both to original equipment manufacturers (OEM's) and to the automotive aftermarket.

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. Since the mid 1980's the Company has focused this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. This segment represents approximately 15% of the Company's current revenue.

In the early 1990's the Company had become dependent on a few large OEM customers for the majority of its business. After recognizing this dependency the Company tried several approaches to expand both its customer base and its product lines utilizing its existing expertise and acquisitions with modest success. The Company then determined that it was crucial that it expand its automotive business by designing products and opening sales channels to the automotive aftermarket. In February 1998 the Company added new products and customers within the automotive aftermarket with the acquisition of Waekon Industries.

In addition to the acquisition of Waekon Industries, the Company embarked on development programs to design tools specifically tailored to the needs of the automotive aftermarket and develop a variety of sales channels to the market. Since the acquisition, the Waekon name is used by the Company as a trademark to market its products to technicians in the automotive aftermarket and for certain emission inspection grade equipment it manufactures. Also the name Waekon-Hickok is used as a trademark for higher complexity equipment primarily aimed at automotive service shops as a shop tool. The Hickok brand is used for a family of products that are related to OEM grade tools sold to automotive dealerships and manufacturers. These efforts have resulted in a more balanced revenue stream.

Over the past several years the Company has developed a reputation as a quality emissions testing product provider. Our reputation for innovative emissions testing products began with the Model FPT27 Gas Cap Tester that has been used in numerous state programs by emissions testing equipment suppliers. In 2004 the Company developed and marketed a complete emissions testing platform for a State of Pennsylvania program. From 2002 until 2007 the Company worked with the State of California to develop a patented product for testing leaks in vehicle evaporative emissions systems. The California program entered the implementation phase on December 1, 2007. These emissions programs generally result in large short-term revenues for the Company with some residual benefits to future years.

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

Indicators and Gauges

For over ninety-two years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 15% of the Company's sales for fiscal 2007 and 13% for fiscal 2006. An original grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. Subsequently several additional models have also been certified. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters.

Automotive Diagnostic Tools and Equipment

Since the mid 1980's the Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to several automotive OEM's, and to the aftermarket using jobbers, wholesalers and mobile distributors. Since the late 1990's sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. In fiscal 2007 and 2006 orders from a supplier to OEMs for products designed to the OEM's requirements significantly affected revenues. In fiscal 2007 and 2004 emissions products significantly affected revenues. The aftermarket accounted for approximately 26% of the Company's automotive diagnostic and specialty tool sales in fiscal 2007 and 29% for fiscal 2006. As a whole, automotive diagnostic tools and equipment represented approximately 85% of the Company's sales for fiscal 2007 and 87% for fiscal 2006.

The Company has cultivated a reputation for developing innovative tools for automotive diagnostics and uses that reputation as leverage when it introduces new offerings. Being innovative sometimes adds to the difficulty of training the sales channels and technician market on the benefits of the product. An example of this is the On-Car Injector Flow Bench (OCIFB), that the Company introduced several years ago to the aftermarket. Sales of the product had been slowly increasing as the market began to understand its value. In 2004 a major automotive OEM became interested in the product's ability to measure the actual flow of fuel injectors on the vehicle. By enabling the dealership technician to obtain flow information they expected to substantially reduce their "no trouble found" warranty returns of fuel injectors. A major order for the OEM's dealerships was delivered in fiscal 2006 and an additional order for additional dealership coverage was delivered in fiscal 2007. The order, along with a smaller order for another innovative product that the Company has offered since 1999, resulted in almost $7,100,000 of revenue in 2006 and $3,400,000 in 2007.

New Generation Star (NGS) is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles since 1992. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. Sales of NGS both to dealerships and aftermarket customers was a major revenue source for the Company. In 2005 Ford made the decision to no longer support the NGS with software and introduced a new tool to take its place. The Company decided to undertake a program to develop its own software for NGS to cover new vehicles as they are introduced primarily for aftermarket customers. Unfortunately, without access to a proprietary algorithm owned by Ford there are a number of important functions that could not be implemented on the tool. As a consequence, sales of NGS in the aftermarket have deteriorated substantially over the past couple years.

In late 2006 the Company was able to license the security algorithm from Ford. By late 2007 the software the Company has developed has returned the NGS tool to factory developed software level of performance. In addition the Company has introduced NGS PC. This product is essentially a PC based implementation of the classic NGS product and it too is at factory level functionality. The Company intends to put major marketing emphasis on the NGS products during 2008 and believes it can return these products to significant revenue generators. The Company believes these products also have a significant influence on the ability to sell other products to aftermarket customers.

The Company has developed a reputation for introducing innovative aftermarket products. New products are essential for growth in the aftermarket business. Because of the demands on its resources associated with major OEM and emission projects over the past few years, new product aftermarket rollouts were fewer than in previous years. Significant resources were devoted in 2007 and will be devoted in 2008 to developing new aftermarket products. The Company has a number of products well along in development that it intends to introduce during 2008. While new product introductions were less than in previous years the Company partly maintained its reputation with the aftermarket sales channels for innovation because of innovative policies, promotional concepts and field support.

Since reestablishing contacts with OEMs three years ago, the Company has had significant success with products to these customers.  The Active Fuel Injector Tester selected by GM for all their North American dealers added to both fiscal 2006 and 2007 revenues. It is also expected to add to fiscal 2008 revenues because of a project currently underway to extend its capabilities to diesel type engines. The Company also has other programs it is working with for OEM customers that may result in significant revenues in the future. Many of these products may also have application in the aftermarket. The Company is striking a balance between assigning resources to the OEM type projects that generally result in large one-time orders and aftermarket products that generally have longer product life and consistent revenue potential spread over longer time periods.

Vehicle emissions testing products are used by state inspection programs to determine if vehicles comply with environmental regulations. The Company developed a gas cap testing product in 2000 that has been very successful and is used by most emissions equipment providers as the gas cap tester in their offerings. Fiscal 2007 fourth quarter and fiscal 2008 first quarter revenue were materially influenced by a product developed for the State of California to test the fuel system of vehicles for leaks. In California, the Company partnered with Environmental Systems Products (ESP), a major provider of emissions testing equipment. ESP provided sales and service to customers and the Company designed and manufactured the product. Both of these products incorporate patented methods for making the measurements. With the continuing attention to environmental issues in North America, the Company is optimistic that both products will contribute to future revenues. In addition, the Company remains sensitive to other needs that may arise to develop products for measuring emissions related parameters.

Indicator revenues have recovered from the depressed levels of 2002 and 2003 that were due to economic conditions in the business aircraft and locomotive markets. Although the Company does not view this segment as a high growth potential, it does contribute significant revenues and margins. Over the past couple of years the market appears to have flattened and year to year variation of revenue is more dependent on customer timing than any general market direction. Digilog, a higher margin product developed several years ago, continues to grow modestly in importance to the product segment.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to several of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. However, the Company does have several basic methodology patents related to products it offers that it considers very important to future revenue. The Company has three important patents, one related to vehicle fuel cap testing that expires in 2018 and a second patent related to gasoline fuel injector testing expiring in 2008. The most important patent is related to the testing of evaporative emissions systems that is the basis for the Company's product offering for the State of California. This patent expires in the year 2022. The Company monitors the marketplace for infringement of its patents and intends to pursue its rights should an infringement take place.Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that there is a seasonality to the automotive aftermarket revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters in this market. Orders for OEM or emissions testing products are primarily subject to customer timing requirements and have no known seasonality aspect to them. As a result, operating results can fluctuate widely from quarter to quarter and year to year. During fiscal 2007 the California evaporative emissions systems program substantially affected the fourth quarter results. During fiscal 2006 two significant OEM programs muted the seasonality of the first quarter and added to the third and fourth quarter results. The California evaporative emissions systems program will also have a significant affect on the Company's first quarter results of fiscal 2008.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

Sales to ESP amounted to approximately 29% and sales to General Motors Corporation also accounted for approximately 29% of the consolidated sales of the Company during fiscal 2007. During the fiscal year ended September 30, 2006, sales to Ford and General Motors Corporation accounted for approximately 9% and 48% respectively of the consolidated sales of the Company. This compares with 11% and 6% respectively during the prior fiscal year. The Company has no long-term contractual relationships with either Ford or General Motors. Several aftermarket distribution companies and several equipment OEM's have become a significant source of revenue. Sales in fiscal 2007 to ESP amounted to approximately $3,620,000 and sales to General Motors Corporation amounted to approximately $3,683,000. Sales to General Motors Corporation amounted to approximately $7,100,000 or 45% of the consolidated sales of the Company for fiscal 2006 compared to approximately $211,000 or 2% for fiscal 2005. The Company does not feel that it is dependent on any one customer but it is dependent on sales to this class of customers.

Backlog

At September 30, 2007, the unshipped customer order backlog totaled $5,756,000 compared to $1,621,000 at September 30, 2006 and $3,047,000 at September 30, 2005. The increase in fiscal 2007 is primarily due to increased orders in automotive diagnostic products of $4,118,000, specifically, $4,974,000 for emissions products, offset in part by decreases in automotive diagnostic products to OEM's of $830,000 and $26,000 for non-emission aftermarket products. Also contributing to the backlog increase was $24,000 for indicators and gauges. The Company expects to ship essentially the entire backlog in fiscal 2008. The decrease in fiscal 2006 versus 2005 is primarily due to decreased orders for automotive diagnostic products to OEM's and the aftermarket of $1,016,000 and $133,000 respectively. Also contributing to the backlog decrease in 2006 was $72,000 for indicators and gauges, $135,000 for emission products and $68,000 for fastening systems products.

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

Research and Development Activities

The Company expensed as incurred product development costs of $2,020,312 in 2007, $1,840,182 in 2006 and $2,059,401 in 2005. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2007 was 160 full-time employees. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2007, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $274,000 in 2007, $1,359,000 in 2006, and $322,000 in 2005. Shipments to Australia, Canada and Germany make up the majority of export sales.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 7, 2007 the Company had facilities in the United States of America as shown below:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the executive officers of the Company as of September 30, 2007. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Senior Vice President of Finance and Chief Financial Officer in February 2004. Mr. Zoloty was Vice President of Finance and Chief Financial Officer since May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Senior Vice President of Sales and Marketing by the Board of Directors in February 2004. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May 1999. He joined the Company in April 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers. Mr. William Bruner was elected Senior Vice President of Manufacturing by the Board of Directors in February 2004. Mr. Bruner was elected Vice President of Manufacturing in August 1993. He joined the Company in January 1974.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	67

Senior Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	55

Senior Vice President, Sales and Marketing	Thomas F. Bauman	64

Senior Vice President, Manufacturing	William A. Bruner	65

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

a) MARKET INFORMATION

During fiscal 2007 and 2006 our Class A Common Shares were traded on The Nasdaq Over-The-Counter Bulletin Board Market under the symbol HICKA.OB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2007			September 30, 2006
	HIGH	LOW	HIGH	LOW
First Quarter	7.90	5.75	5.00	3.80
Second Quarter	10.95	7.50	6.75	4.85
Third Quarter	11.50	10.00	6.50	5.10
Fourth Quarter	16.00	10.50	5.99	5.00

b) HOLDERS

As of December 7, 2007, there were approximately 357 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2007 and 2005 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares. In fiscal 2006 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-one years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 85% of its fiscal 2007 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable automotive service technicians to identify problems in electronics systems and other non-electronic systems in automobiles.

Thirteen years ago two large automotive OEM companies comprised over 80% of the company's business. A substantial portion of this business was contingent on large programs initiated by these OEM's on a year to year basis. The Company recognized that the OEM's were changing and that the likelihood of the continuation of these yearly large programs was diminishing. As a result, the Company initiated a strategy to use existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The strategy was aided by the acquisition of Waekon Industries in 1998. The Company uses Waekon as the brand of its products that are primarily intended as a technician's personal tool. The acquisition of Waekon immediately gave the Company aftermarket products and access to certain sales channels to that market.

Since the acquisition of Waekon, the Company has further expanded aftermarket sales channels and added many new product offerings. Those efforts caused aftermarket revenues to steadily rise and OEM dependence steadily declined until the past two years.In fiscal 2007, approximately 26% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 74% was from OEM customers. Aftermarket revenue declined from approximately $3,900,000 in fiscal 2006 to $2,800,000 in fiscal 2007 largely as a result of lower sales of the Company's NGS product. In fiscal 2006, approximately 29% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 71% was from OEM customers. This compares with 73% from aftermarket customers and 27% from OEM customers in fiscal 2005. Aftermarket revenue declined from approximately $4,900,000 in fiscal 2005 to $3,900,000 in fiscal 2006. The decline in aftermarket revenue was largely attributable to diminished sales of the NGS product and lower introductions of new products to the aftermarket while development resources were devoted to OEM products and a product for a large emission program in the State of California. Although management plans to continue to pursue OEM and emissions opportunities, it believes that it must grow the aftermarket to provide a stable and predictable revenue base. It plans in the future to devote a greater percentage of development resources to OEM and aftermarket products.

The Company also offers products for emissions testing programs. Our gas cap testing products have become the defacto standard of gas cap testing in the United States and most major vendors use our gas cap testers in their equipment when gas cap testing is specified within a state program. As a result of participation in the emissions testing market the Company developed an ability to test for leaks in vehicle evaporative systems (gas tanks) and participated in a New Jersey state emissions testing initiative in 1999 that did not result in significant sales. California announced a similar initiative in mid 2003. The Company decided to pursue this opportunity and has since devoted significant resources to the extension of the New Jersey product to meet the California requirements. It applied for and received a patent on the methodology it developed for New Jersey and uses for the California product. In fiscal 2004 the Company signed an exclusive supply agreement with Environmental Services Products (ESP) that is supplying sales, marketing, and service for the tank testing product in the state of California. During late fiscal 2007 the California emissions program became official and the Company's product was certified by the State of California. The program resulted in substantial revenues in fiscal 2007 and management believes most of the Company's backlog for this program will be shipped and allow for positive operating results in the first quarter of fiscal 2008. Emissions revenue in fiscal 2007 was approximately $3,900,000, 37% of automotive diagnostic tool revenue compared to $730,000 or 5% of fiscal 2006 diagnostic tool revenue.

In 2005 Ford Motor Company made the decision to no longer support the Company's NGS product with factory developed software. The Company decided to devote the resources to develop its own software where Ford left off and to continue to promote the product to the aftermarket. However, some functions of the vehicle computers require a security access algorithm. The Company executed a license with Ford and subsequently received the security access technical information from Ford in late September 2006. It took most of fiscal 2007 to develop the software to return the functionality of the NGS product to factory tool levels. In addition, the Company has introduced a PC based version of the NGS product that achieves approximately the same level of factory level functionality as the classic NGS product. In addition, the Company is developing, for introduction in mid 2008, a next generation of the classic NGS product that will maintain the factory level performance of the product and enhance its functionality and appearance. NGS product sales declined significantly in 2006 and 2007 but management believes with these new introductions the Company can significantly increase NGS sales in fiscal 2008 and should aid sales of other aftermarket products.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. As an example, fiscal 2007 compared to fiscal 2006 is typical of the fluctuations these large programs can cause. The fourth quarter of fiscal 2007 resulted in substantial growth and profitable operations because of the added revenue of the California emissions program. While fiscal 2006 resulted in substantial revenue growth and profitable operations for the year because of the added revenue of the OEM orders.

The Company's indicator product revenue decreased 8% in fiscal 2007 and the percentage of  total Company revenues increased from 13% in fiscal 2006 to 15% in 2007 largely as a result of customer delivery requirement timing. The indicator percentage increase in total Company revenues was primarily a result of decreased total sales in fiscal 2007. In fiscal 2006 indicator product revenue increased 8% and the percentage of total Company revenues decreased to 13% from 19% in 2005. The indicator percentage decrease in total Company revenues was primarily a result of increased sales of automotive diagnostic products. The Company anticipates indicator sales will continue at current levels in fiscal 2008 and into the foreseeable future. The Company's Digilog products have added new customers to this segment that the Company anticipates will continue to grow in importance to indicator revenues and margins. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Expenditures for product development have been and will continue to be significant to the Company's operations. Because of the large sales opportunities the Company is simultaneously addressing, development resources are stretched. Management took steps to add resources to support new product development needs in fiscal 2007 and expects expenditures for product development to continue at current levels in fiscal 2008. Marketing and Sales are also a significant expense. As revenue grows, certain variable sales and marketing expenses such as commissions also grow. With the expected increase in aftermarket revenues for fiscal 2008 and the need for promotional and other marketing related activities, management expects marketing and sales expenses to increase modestly in fiscal 2008.

The Company's order backlog as of September 30, 2007 totaled $5,756,000 as compared to $1,621,000 as of September 30, 2006 and $3,047,000 as of September 30, 2005. The increase in fiscal 2007 is primarily due to increased orders in automotive diagnostic products of $4,118,000, specifically, $4,974,000 for emissions products, offset in part by decreases in automotive diagnostic products to OEM's of $830,000 and $26,000 for non-emission aftermarket products. Also contributing to the backlog increase was $24,000 for indicators and gauges. The Company estimates that approximately 90% of the backlog at September 30, 2007 will be shipped in the first quarter of fiscal 2008. The decrease in fiscal 2006 versus 2005 is primarily due to decreased orders for automotive diagnostic products to OEM's and the aftermarket of $1,016,000 and $133,000 respectively. Also contributing to the 2006 backlog decrease was $72,000 for indicators and gauges, $135,000 for emission products and $68,000 for fastening systems products. The lower level of backlog in 2006 is more typical for the Company than the current year's large backlog.

Reportable Segment Information

In accordance with Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report segment information disclosures based on how management evaluates operating performance and resource allocations. The Company has determined that it has two reportable segments: 1) indicators and gauges, and 2) automotive related diagnostic tools and equipment.

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

Results of Operations

Sales for the fiscal year ended September 30, 2007 decreased to $12,520,061, a decrease of approximately 21% from fiscal 2006 sales of $15,877,719. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $3,180,000. Service sales in fiscal 2007 decreased by approximately $178,000 and the reduction was volume related, compared to fiscal 2006.Product sales were $11,950,863 in fiscal 2007 compared to $15,130,872 in fiscal 2006. The decrease in product sales occurred in both the indicator and gauges segment, and the automotive diagnostic equipment segment. The dollar decreases were approximately $176,000 and $3,004,000 respectively.Within the automotive diagnostic products, emission product sales increased approximately $3,177,000 and aftermarket products and OEM products decreased approximately $1,171,000 and $4,908,000 respectively. Fastening systems products sales declined by $100,000. Fiscal 2007 benefited from a large state emissions program while fiscal 2006 benefited from two large orders for proprietary diagnostic products to the dealership network of a major vehicle OEM. Fiscal 2008 product sales are expected to increase modestly including the balance of the emissions testing program for the State of California.The reduction in service sales was volume related and attributable to lower repair sales. The current level of service revenue is expected to decline slightly for fiscal 2008.

Sales for the fiscal year ended September 30, 2006 increased to $15,877,719, an increase of approximately 64% from fiscal 2005 sales of $9,670,694. This increase in sales was volume-driven and attributable primarily to higher product sales of approximately $6,439,000. Service sales in fiscal 2006 decreased by approximately $232,000 and the reduction was volume related compared to fiscal 2005.Product sales were $15,130,872 in fiscal 2006 compared to $8,691,822 in fiscal 2005. The increase in product sales occurred in both the indicator and gauges segment and the automotive diagnostic equipment segment. The dollar increases were approximately $123,000 and $6,316,000 respectively. Within the automotive diagnostic products, OEM product sales and emission product sales increased approximately $7,382,000 and $87,000 respectively offset by a decline in aftermarket product sales and fastening systems products sales of approximately $930,000 and $95,000 respectively. Fiscal 2006 benefited from two large orders for proprietary diagnostic products to the dealership network of a major vehicle OEM with no similar orders for fiscal 2005. The reduction in service sales was volume related and attributable to lower repair sales.

Cost of products sold in fiscal 2007 was $7,240,071 or 60.6% of net product sales compared to $8,183,500 or 54.1% of net product sales in fiscal 2006. Cost of products sold during fiscal 2005 was $5,197,059 or 59.8% of net product sales. The increase in the percentage of cost of products sold to product sales between fiscal 2007 and 2006 was due primarily to lower product sales which absorbed less of the fixed costs and to a change in product mix. The decrease in the percentage of cost of products sold to product sales between fiscal 2006 and fiscal 2005 was due primarily to higher product sales which absorbed more of the fixed costs and to a change in product mix. The cost of products sold percentage in fiscal 2008 is expected to decline slightly, although it is not expected to reach the levels experienced in fiscal 2006.

Cost of services sold in fiscal 2007 was $552,313 or 97.0% of net service sales compared to $602,659 or 80.7% respectively in fiscal 2006. Cost of services sold during fiscal 2005 was $836,371 or 85.4% of net service sales. The increase in the cost of services sold as a percentage of net service sales between fiscal 2007 and 2006 was due primarily to a lower sales volume for chargeable repairs and higher warranty related costs associated with certain of the automotive diagnostic products.The percentage and dollar decrease in the cost of services sold between fiscal 2006 and 2005 was due primarily to lower warranty related costs associated with certain of the automotive diagnostic products and to a lower sales volume of chargeable repairs. The percentage of cost of services sold relative to net service sales is expected to continue at approximately the current levels in fiscal 2008.

Product development expenditures in fiscal 2007 were $2,020,312 or 16.9% of product sales compared to $1,840,182 or 12.2%, respectively, in fiscal 2006. Product development expenditures during fiscal 2005 were $2,059,401 or 23.7% of product sales. The dollar increase between fiscal 2007 and fiscal 2006 was due primarily to wage increases of approximately $73,000 due to a staff increase and an increase in research and experimental material expenses of approximately $79,000. The percentage increase was due primarily to expense increases and lower product sales during fiscal 2007. The dollar decrease between fiscal 2006 and fiscal 2005 was due primarily to decreased research and experimental material expenses of approximately $80,000 and labor cost of approximately $140,000 due to the staff reductions initiated in fiscal 2005. The wage reductions imposed from August 2005 through December 2005 were offset by a special bonus paid in late September 2006. The percentage decrease was due primarily to the increase in product sales during fiscal 2006. The Company anticipates the amount spent on product development will continue at current levels for fiscal 2008 in order to continue supporting the ongoing need to develop a steady flow of new diagnostic products for the automotive aftermarket and OEM programs.

Marketing and administrative expenses amounted to $3,630,598 which was 29.0% of net sales in fiscal 2007, $4,408,798 or 27.8% of net sales in fiscal 2006 and $4,243,632, or 43.9% of net sales in fiscal 2005. The percentage increase in fiscal 2007 was due to lower total sales for the current fiscal year. Marketing expenses were approximately $2,051,000 in fiscal year 2007 compared to $2,446,000 a year ago. Within marketing expenses, decreases were primarily in commissions of $117,000, credit and collection expense of $113,0000, royalty expense of $81,000, promotional expenses of $38,000, wages of $29,000, outside consulting of $15,000, advertising of $14,000 and travel expense of $9,000. Administrative expenses were approximately $1,580,000 during the current fiscal year compared to $1,963,000 a year ago. The dollar decrease was due primarily to the absence of an employee bonus provision during the current year. During fiscal 2006 a bonus provision was recorded in the amount of approximately $392,000. In addition, outside professional fees and depreciation declined approximately $11,000 and $6,000, respectively, offset in part by an increase in wages of $19,000. The Company anticipates that variable marketing expenses will increase modestly in fiscal 2008 due to anticipated revenue increases. Administrative expenses, are expected to increase modestly due to anticipated additional public company reporting requirement expenses.

The percentage decrease in fiscal 2006 compared to fiscal 2005 was due to higher total sales in fiscal year 2006. Marketing expenses were approximately $2,446,000 in fiscal year 2006 compared to $2,674,000 in fiscal 2005. Within marketing expenses, decreases were primarily in promotional expenses of $49,000, advertising of $48,000, travel expense of $57,000, fulfillment expenses of $37,000, credit and collection expense of $29,0000, freight of $22,000 royalty expense of $12,000 and commissions of $7,000. The decline in marketing expenses was offset in part by an increase primarily in labor costs of $36,000 as a result of a special bonus paid to marketing employees in late September 2006 and outside consulting of $19,000. Administrative expenses were approximately $1,963,000 in fiscal year 2006 compared to $1,571,000 in fiscal 2005. The dollar increase was due primarily to an employee bonus provision during fiscal 2006, which was included in accrued payroll and related expenses, of approximately $392,000 compared to no bonus provision in fiscal year 2005. In addition wages increased primarily due to a special bonus paid to administrative employees in late September 2006 of $39,000 and an increase in staff of $16,000, offset in part by a decrease in outside professional fees of $25,000. Fiscal 2005 also benefited slightly in the fourth quarter from temporary wage and staff reductions which were implemented in August 2005.

Interest charges were $49,477 in fiscal 2007 compared with $64,582 in fiscal 2006 and $21,465 in fiscal 2005. The decrease in interest charges in fiscal 2007 compared to fiscal 2006 was due to lower levels of short-term borrowings during fiscal 2007. The increase in interest charges in fiscal 2006 compared to fiscal 2005 was due to increased short-term borrowings to fund the higher sales volume. The Company anticipates interest expense to decrease slightly in fiscal 2008.

Other income was $346,161 in fiscal 2007 compared with $299,115 in fiscal 2006 and $201,162 in fiscal 2005. The increase in fiscal 2007 compared to fiscal 2006 was due primarily to an increase in gains on sales of short-term investments of approximately $49,000 and interest income of $22,000 offset in part by a decrease in dividend income of $25,000. The increase in fiscal 2006 compared to fiscal 2005 was due primarily to gains on sales of short-term investments of approximately $111,000 offset in part by a decrease in interest income and dividend income of approximately $5,800 and $7,300 respectively. In late fiscal 2007, the Company decided to sell all of its mutual fund investments due to the volatility of the stock market. Currently, excess cash is invested in overnight commercial paper. The Company anticipates other income to decrease significantly during fiscal 2008.

Income taxes in fiscal 2007 were $8,000 which includes a valuation allowance of $443,000 representing an effective income tax rate of 1%. The tax rate in fiscal 2007 was lower than the normal tax rate of 37% due to the recording of a valuation allowance. Income taxes in fiscal 2006 were $273,500 which represents an effective income tax rate of 25%. The tax rate in fiscal 2006 was lower than the normal tax rate of 37% due to the utilization of research and development tax credits. Income taxes in fiscal 2005 were a negative $912,300 which represents a recovery of income taxes at a 37% effective tax rate. It is anticipated that the effective tax rate in fiscal 2008 will be similar to fiscal 2006. Management anticipates that future business will generate sufficient taxable income (approximately $6,015,000) during the carryforward period to realize the deferred tax benefits. The deferred tax benefits begin to expire in 2015. The valuation allowance was recorded in 2007 as a conservative measure due to the additional loss and the increased likelihood of tax credits expiring before being utilized.

The net loss in fiscal 2007 was $649,412, or $.53 per share which was a decrease of $1,453,025 as compared to the net income of $803,613, or $.66 per share in fiscal 2006. The change in fiscal 2007 versus fiscal 2006 was due primarily to a lower sales volume. The California emissions program became official and the Company's product was certified by the State in late fiscal 2007. Although the Company had sufficient orders there was not sufficient time to produce enough product to attain a profitable fiscal 2007. The net loss in fiscal 2005 was $1,573,772, or $1.30 per share. The change in fiscal 2006 versus fiscal 2005 was due primarily to a higher sales volume. Fiscal 2006 benefited from a large order for a proprietary diagnostic product to the dealership network of a major vehicle OEM with no similar order for fiscal 2005.

Liquidity and Capital Resources

Current assets of $10,244,505 at September 30, 2007 were 2.4 times current liabilities and the total of cash and cash equivalents, short-term investments and receivables was 1.2 times current liabilities. These ratios compare to 3.4 and 1.9 respectively at the end of fiscal 2006. Total current assets increased by approximately $603,000 from the previous year end due primarily to an increase in cash and cash equivalents, accounts receivable and inventory of approximately $541,000, $241,000 and $822,000 respectively. The increase was offset in part by a decrease in short-term investments and deferred income taxes of approximately $849,000 and $170,000 respectively. The decrease in short-term investments was due to the sale of all the mutual fund investments late in the fourth quarter. The increase in accounts receivable was due primarily to a higher sales volume in the fourth quarter of fiscal 2007 versus fiscal 2006. Inventory increased due to the production of the California emissions product. The Company began delivering part of the California emissions program referred to elsewhere herein during the fourth quarter of fiscal 2007 effectively masking any seasonality aspect of the Company's business and primarily causing the increase in accounts receivable. Most of this order will be completed by the end of the first quarter of fiscal 2008.

Working capital at September 30, 2007 was $5,949,832 as compared to $6,790,066 a year ago. The decrease of approximately $840,000 was due primarily to an increase in short-term financing and accounts payable of approximately $600,000 and $1,524,000 respectively offset in part by decreases in accrued payroll and related expenses and accrued expenses of approximately $390,000 and 157,000 respectively. In addition, short-term investments and deferred income taxes decreased approximately $849,000 and $170,000 respectively, offset in part by an increase in cash and cash equivalents, accounts receivable and inventory of approximately $541,000, $241,000 and $882,000 respectively. The decrease in short-term investments was due to the management's decision to sell all mutual fund investments during the fourth quarter of fiscal 2007 due to the volatility of the stock market. The increase in accounts receivable and inventory was due primarily to the delivery of initial units of the California emissions program order referred to elsewhere herein during the fourth quarter of fiscal 2007.

Internally generated funds in fiscal 2007 were a negative $816,918 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $150,142. The primary reason for the negative cash flow from operations in fiscal 2007 was the net loss of $649,412 and an increase in accounts receivable and inventory of $240,672 and $822,478 respectively. Also contributing to the negative cash flow was a decrease in accrued payroll and related expenses and accrued expenses of $390,195 and $157,325 respectively. The negative cash flow was financed through short-term borrowings with the Company's lender. Internally generated funds in fiscal 2006 were a negative $1,939,527 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $93,773. The primary reason for the negative cash flow from operations in fiscal 2006 was the increase in accounts receivable of $3,351,366. The negative cash flow was financed through short-term borrowings with the Company's lender. Internally generated funds in fiscal 2005 were a negative $2,336,927 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $235,470. The primary reason for the negative cash flow from operations in fiscal 2005 was the net loss of $1,573,772 and a $466,100 reduction in accrued payroll and related expenses. The Company expects internally generated funds in fiscal 2008 from operating activities to be adequate to fund approximately $200,000 of capital expenditures. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreementcontains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had outstanding borrowings of $1,947,700 under this loan facility at September 30, 2007. The Company violated the pre-tax interest coverage ratio covenant due to a loss at September 30, 2007 and obtained a waiver from its financial lender. The Company is in compliance with its other loan covenant. During fiscal 2008 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2008 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $1,947,700 on its revolving credit facility at September 30, 2007, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal. In addition, the Company maintains investments in a number of mutual funds from time to time. These funds are subject to normal equity market fluctuations. The Company believes the equity market fluctuation risk is acceptable because the funds can be sold on demand.

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

ITEM 7. FINANCIAL STATEMENTS

The following pages contain the Financial Statements and Supplementary Data as specified for Item 7 of Part II of Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheet of HICKOK INCORPORATED as of September 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company was required to adopt SFAS 123(r), Share-Based Payment, in 2007.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

NOVEMBER 29, 2007
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
  HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$601,979	$61,363
Short-term investments - available for sale	-	848,698
Accounts receivable-less allowance for	4,623,055	4,382,383
doubtful accounts of $10,000 ($75,000, 2006)
Inventories-less allowance for obsolete	4,585,552	3,763,074
inventory of $472,000 ($675,000, 2006)
Deferred income taxes	354,900	524,400
Prepaid expenses	79,019	61,749

Total Current Assets	10,244,505	9,641,667

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	229,089
Buildings	1,461,892	1,492,161
Machinery and equipment	2,524,296	2,581,618

	4,219,667	4,302,868
Less accumulated depreciation	3,402,339	3,412,447

	817,328	890,421

OTHER ASSETS:
Deferred income taxes-less valuation allowance of $443,000 ($-0-, 2006)	1,690,307	1,573,400
Deposits	1,750	1,750

	1,692,057	1,575,150

Total Assets	$12,753,890	$12,107,238

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2007	2006

CURRENT LIABILITIES:
Short-term financing	$1,947,700	$1,348,000
Accounts payable	1,888,687	364,702
Accrued payroll and related expenses	275,858	666,053
Accrued expenses	110,543	270,959
Accrued taxes other than income	71,885	68,794
Accrued income taxes	-	133,093

Total Current Liabilities	4,294,673	2,851,601

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 782,574 shares
issued (772,174 shares 2006)	766,779	756,379
Class B 1,000,000 convertible shares authorized,
475,533 shares issued	454,866	454,866
Accumulated comprehensive income (net of tax)	-	104,869
Contributed capital	1,661,527	1,592,942
Treasury shares - 15,795 (2007 and 2006)
Class A shares and 20,667 (2007 and 2006)
Class B shares	(661,676)	(661,676)
Retained earnings	6,237,721	7,008,257

Total Stockholders' Equity	8,459,217	9,255,637

Total Liabilities and Stockholders' Equity	$12,753,890	$12,107,238

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2007	2006	2005

NET SALES:
Product sales	$11,950,863	$15,130,872	$8,691,822
Service sales	569,198	746,847	978,872

Total Net Sales	12,520,061	15,877,719	9,670,694

COSTS AND EXPENSES:
Cost of product sold	7,240,071	8,183,500	5,197,059
Cost of services sold	552,313	602,659	836,371
Product development	2,020,312	1,840,182	2,059,401
Marketing and administrative	3,630,598	4,408,798	4,243,632
expenses
Interest charges	49,477	64,582	21,465
Other income	(346,161)	(299,115)	(201,162)

Total Costs and Expenses	13,146,610	14,800,606	12,156,766

Income (Loss) before Provision for Income Taxes	(626,549)	1,077,113	(2,486,072)
Provision For (Recovery Of) Income Taxes:
Current	(106,593)	29,000	(25,000)
Deferred	114,593	244,500	(887,300)

	8,000	273,500	(912,300)

Income (Loss) before
cumulative effect of change in accounting principle	$(634,549)	$803,613	$(1,573,772)
Cumulative effect of change
in accounting for stock based compensation, net of tax of $8,000	14,863	-	-

Net Income (Loss)	$(649,412)	$803,613	$(1,573,772)

Income (Loss) per Common
share before cumulative effect of change in accounting principle	$(.52)	$.66	$(1.30)
Cumulative effect of change
in accounting for stock based compensation, net of tax of $8,000	(.01)	-	-

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(.53)	$.66	$(1.30)

Income (Loss) per Common
share assuming dilution:
Income (Loss) per Common
share before cumulative effect of change in accounting principle	$(.52)	$.64	$(1.30)
Cumulative effect of change
in accounting for stock based compensation, net of tax of $8,000	(.01)	-	-

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(.53)	$.64	$(1.30)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,213,984	1,211,245	1,211,629

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	ACCUMULATED COMPREHEN- SIVE INCOME	TREASURY SHARES	TOTAL	COMPREHEN- SIVE INCOME

Balance at September 30, 2004	$7,899,541	$762,588	$454,866	$1,592,942	$34,863	$(639,095)	$10,105,705	$ -

Purchase and Retirement of Class A shares tendered	-	(6,209)	-	-	-	(22,581)	(28,790)	-

Unrealized Gain on Investments and Reclassification adjustment for gain/loss included in net earnings (see note 3)(net of tax)	-	-	-	-	183,275	-	183,275	183,275

Dividend of $.10 per Class A and B shares	(121,125)	-	-	-	-	-	(121,125)	-

Net Loss	(1,573,772)	-	-	-	-	-	(1,573,772)	(1,573,772)

Balance at September 30, 2005	$6,204,644	$756,379	$454,866	$1,592,942	$218,138	$(661,676)	$8,565,293	$(1,390,497)

Unrealized Gain on Investments and Reclassification adjustment for gain/loss included in net earnings (see note 3) (net of tax)	-	-	-	-	(113,269)	-	(113,269)	$(113,269)

Net Income	803,613	-	-	-	-	-	803,613	803,613

Balance at September 30, 2006	$7,008,257	$756,379	$454,866	$1,592,942	$104,869	$(661,676)	$9,255,637	$690,344

Unrealized Gain on Investments and Reclassification adjustment for gain/loss included in net earnings (see note 3) (net of tax)	-	-	-	-	(104,869)	-	(104,869)	$(104,869)

Sale of Class A shares under option	-	10,400	-	32,320	-	-	42,720	-

Cumulative effect of change in accounting for stock based compensation	-	-	-	22,863	-	-	22,863	-

Share-based compensation expense	-	-	-	13,402	-	-	13,402	-

Dividend of $.10 per Class A and B shares	(121,124)	-	-	-	-	-	(121,124)	-

Net Loss	(649,412)	-	-	-	-	-	(649,412)	(649,412)

Balance at September 30, 2007	$6,237,721	$766,779	$454,866	$1,661,527	$ -	$(661,676)	$8,459,217	$(754,281)

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$12,279,389	$12,526,353	$10,088,121
Cash paid to suppliers and employees	(13,056,172)	(14,412,343)	(12,409,036)
Interest paid	(38,328)	(57,144)	(21,465)
Interest received	24,693	3,448	10,453
Income taxes (paid) refunded	(26,500)	159	(5,000)

Net Cash Provided by (Used in) Operating Activities	(816,918)	(1,939,527)	(2,336,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150,142)	(93,773)	(235,470)
Proceeds on sale of assets	-	774	11,941
Purchase of short-term investments	(900,247)	-	(500,000)
Sale of short-term investments	1,886,627	1,400,000	849,841

Net Cash Provided by (Used in) Investing Activities	836,238	1,307,001	126,312

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term financing	599,700	548,000	800,000
Purchase of Class A shares	-	-	(62,090)
Sale of Class A shares under option	42,720	-	-
Dividends paid	(121,124)	-	(121,125)

Net Cash Provided by (Used in) Financing Activities	521,296	548,000	616,785

Increase (Decrease) in Cash and Cash Equivalents	540,616	(84,526)	(1,593,830)

Cash and Cash Equivalents at Beginning of Year	61,363	145,889	1,739,719

Cash and Cash Equivalents at End of Year	$601,979	$61,363	$145,889

See accompanying summary of accounting policies and notes to financial statements.

	2007	2006	2005

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$(649,412)	$803,613	$(1,573,772)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	221,160	237,291	267,180
Dividends reinvested	(45,008)	(69,783)	(77,085)
Gain on disposal of investments	(251,543)	(202,014)	(90,788)
(Gain)Loss on disposal of assets	2,075	77	(4,014)
Cumulative effect of change in accounting principle	22,863	-	-
Share-based compensation expense	13,402	-	-
Deferred income taxes	106,593	244,500	(887,300)
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(240,672)	(3,351,366)	417,427
Decrease (Increase) in inventories	(822,478)	(78,445)	175,596
Decrease (Increase) in prepaid expenses	(17,270)	(19,605)	4,193
Increase (Decrease) in accounts payable	1,523,985	59,545	(111,029)
Increase (Decrease) in accrued payroll and related expenses	(390,195)	405,961	(466,100)
Increase (Decrease) in other accrued expenses and accrued taxes other than income	(157,325)	1,540	38,765
Increase (Decrease) in accrued income taxes	(133,093)	29,159	(30,000)

Total Adjustments	(167,506)	(2,743,140)	(763,155)

Net Cash Provided by (Used in) Operating Activities	$(816,918)	$(1,939,527)	$(2,336,927)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2007, 2006 AND 2005

1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiaries ("Company") develop and manufacture products used by companies in the transportation and emissions testing industries. Among the products are indicators and gauges sold to companies in aircraft and locomotive markets. On a much larger scale, the Company manufactures diagnostic equipment used by automotive technicians to test the various electronic systems in automobiles and emissions testing equipment specified by various states for testing vehicle emissions. Also within the automotive segment, the Company manufactures equipment to control the nut running process in assembly plants. The Company serves the automotive, locomotive and general aviation markets predominately in North America. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

Product Classes	2007	2006	2005

Automotive Test Equipment	85.1%	86.4%	78.2%
Fastening Systems	0.0	.9	2.4
Indicating Instruments	14.9	12.7	19.4
Other Product Classes	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%

Current operating properties consist of a manufacturing plant in Greenwood, Mississippi, and a corporate headquarters, marketing and product development facility in Cleveland, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation :
The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiaries. Significant intercompany transactions and balances have been eliminated in the financial statements.

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 95% of outstanding receivables at September 30, 2007 (93% in 2006). Sales to two customers approximated $3,683,000 and $3,620,000 (2007), $7,100,000 and $147,000 (2006), $211,000 and $143,000 (2005), and accounts receivable to these customers amounted to approximately $1,552,000 and $3,042,000 (2007), $3,470,000 and $31,000 (2006).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. The Company warrants certain products against defects for periods ranging primarily from 12 to 36 months. Charges against income for warranty expense amounted to $60,299 (2007), $37,861 (2006) and $133,234 (2005). Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2007. An estimate for future warranty claims of $13,764 (2007) and $20,855 (2006) is included in "Accrued expenses".

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2007 amounted to $601,979.

Short-term Investments :
Investments were comprised of marketable securities in the form of mutual funds. Marketable securities were classified as available-for-sale and were recorded at their fair market value. Unrealized gains or losses resulting from changes in fair value were recorded as a component of comprehensive income (loss). During fiscal 2007 all short-term investments were sold.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2007	2006

Raw materials and component parts	$2,801,869	$2,392,394
Work-in-process	1,260,911	648,607
Finished products	522,772	722,073

	$4,585,552	$3,763,074

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

Depreciation amounted to $221,160 (2007), $237,291 (2006), and $267,180 (2005).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $37,519 (2007), $60,327 (2006) and $159,626 (2005).

Income Taxes :
The Company records income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Reclassifications :
Certain 2006 balances have been reclassified to agree with 2007 presentation.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities - Including and Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by FSAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The Company will adopt this pronouncement effective October 1, 2008. The Company does not anticipate any material impact to its financial condition or results of operations due to the adoption of FSAS No. 159.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The Company will adopt the provisions of this bulletin effective October 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations due to the adoption of SAB 108.

3. SHORT-TERM INVESTMENTS AND COMPREHENSIVE INCOME

During fiscal 2007 all short-term investments were sold.

Short-term investments are as follows:

	2007		2006
	COST	MARKET	COST	MARKET

Mutual funds	$ -	$ -	$689,829	$848,698

Less Cost		-		689,829

Gross unrealized gains on short-term investments		-		158,869

Deferred income taxes		-		54,000

Accumulated comprehensive income (net of tax)		$ -		$104,869

Gains (Losses):
Gross unrealized gains		$ -		$158,869
Gross unrealized losses		-		-

		$ -		$158,869

The following table sets forth the computation of comprehensive income.

	2007	2006	2005

Net Income (Loss)	$(649,412)	$803,613	$(1,573,772)
Unrealized gain on investments (net of tax) of $-0- in 2007, $15,758 in 2006 and $101,189 in 2005	-	30,590	196,426

Reclassification adjustment for gain included in net earnings (net of tax) of $54,000 in 2007, $74,109 in 2006 and $6,775 in 2005	(104,869)	(143,859)	(13,151)

Comprehensive Income (Loss)	$(754,281)	$690,344	$(1,390,497)

Gains (Losses):
Gross realized gains	$251,543	$202,014	$90,788
Gross realized losses	-	-	-

4. SHORT-TERM FINANCING

The Company has a secured credit agreement of $2,500,000 with its financial lender. The agreement expires in February 2008 and provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company had outstanding borrowings of $1,947,700 under this loan facility at September 30, 2007 and $1,348,000 at September 30, 2006. The Company violated the pre-tax interest coverage ratio covenant due to a loss at September 30, 2007 and obtained a waiver from its financial lender. The Company is in compliance with its other loan covenant. Selected details of short-term borrowings are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2007	$1,947,700	7.6%
Average during 2007	$577,000	7.8%
Maximum during 2007 (month end)	$1,947,700	7.8%

Balance at September 30, 2006	$1,348,000	7.8%
Average during 2006	$836,000	7.5%
Maximum during 2006 (month end)	$1,500,000	7.9%

5. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through November 2009.

The Company's minimum commitments under operating leases are as follows:

2008	$25,990
2009	16,372
2010	450
2011	-

Total	$42,812

Rental expense under these commitments was $39,810 (2007), $33,107 (2006) and $38,735 (2005).

A facility held under a capital lease has a net book value of $0 at September 30, 2007. Future minimum lease payments which extend through 2061 are immaterial.

6. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2007, 2006 and 2005 was $13,402, $0 and $0 respectively. All options granted under the Employee Plans are exercisable at September 30, 2007.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 51,000 shares of Class A common stock over a three year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans become fully exercisable on February 22, 2010.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2007	Price	2006	Price	2005	Price

Option Shares
Employee Plans:

Outstanding October 1,	117,450	$5.60	125,000	$6.25	125,000	$6.25

Granted	-	-	-	-	-	-

Canceled/expired	(13,900)	10.75	(7,550)	16.33	-	-

Exercised	(10,400)	4.11	-	-	-	-

Outstanding September 30, 2007 ($3.13 to $10.50 per share)	93,150	5.00	117,450	5.60	125,000	6.25
Exercisable September 30,	93,150	5.00	117,450	5.60	125,000	6.25

Director Plans:

Outstanding October 1,	48,000	$7.45	45,000	$7.15	45,000	$8.44

Granted	6,000	10.50	6,000	5.25	6,000	6.45

Canceled/expired	(3,000)	8.50	(3,000)	18.00	(6,000)	16.13

Exercised	-	-	-	-	-	-

Outstanding September 30, 2007 ($3.55 to $12.25 per share)	51,000	6.63	48,000	6.27	45,000	7.19
Exercisable September 30,	39,000	6.19	36,000	6.36	33,000	7.52

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at September 30, 2007.
Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life

Range of exercise Prices:
$3.13 - 5.00	69,350	$3.74	3.2
$7.13 - 10.50	23,800	$8.69	.8

	93,150	$5.00

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	5.6	18,000	$3.97
$6.45 - 8.50	20,000	$7.30	5.1	18,000	$7.40
$10.50 - 12.25	9,000	$11.08	6.5	3,000	$12.25

	51,000	$6.63		39,000	$6.19

On October 1, 2006, the Company adopted Statement of Financial Standards SFAS No. 123(r), Share-Based Payment, under the modified prospective method for its stock options for both employees and non-employee Directors. The adoption of SFAS No. 123(r) did not have a significant impact on the Company's operations and are presented as a cumulative effect of change in accounting principle on the Consolidated Statement of Income. The Company previously accounted for stock-based compensation plans under the disclosure only provisions of SFAS 123, which allowed the Company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to employees".

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock options grants to Directors is amortized over the three year vesting period. During fiscal year ended September 30, 2007, $13,402 was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $10,369 (2008), $7,096 (2009) and $1,598 (2010). The following weighted-average assumptions were used in the option pricing model for 2007: a risk free interest rate of 6.0%; an expected life of 10 years; an expected dividend yield of 1.9%; and a volatility factor of .37.

Prior to adopting the provisions of SFAS 123(r), the Company adopted the disclosure only provisions of SFAS 123, which allowed a company to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options for both employees and non-employee Directors. Compensation costs for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards are measured at the grant date, and the Company used the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The following weighted-average assumptions were used in the option pricing model for 2006 and 2005 respectively: a risk free interest rate of 6.0% and 4.9%; an expected life of 8 and 8 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .35 and .41.

Had compensation cost for fixed price stock options granted in 2006 and 2005 been determined using the fair value method, pro forma net income (loss) and earnings (loss) per share would have been as follows:

		2006	2005

Net Income (Loss)	- as reported	$803,613	$(1,573,772)

Deduct: Total stock based employee and Director compensation expense determined under fair value based method for all awards, net of related tax effects		12,047	11,747

	- pro forma	$791,566	$(1,585,519)

Basic Income (Loss) per share	- as reported	$.66	$(1.30)

Diluted Income (Loss) per share	- as reported	$.64	$(1.30)

Basic Income (Loss) per share	- pro forma	$.65	$(1.31)

Diluted Income (Loss) per share	- pro forma	$.64	$(1.31)

The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (599,016 and 620,316 shares in 2007 and 2006 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

During fiscal 2005, the Company purchased shares in conjunction with a tender offer (see note 12).

8. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory Federal income tax rate is as follows:

	2007	2006	2005

Income (Loss) Before Provision for Income Taxes	$(626,549)	$1,077,113	$(2,486,072)
Statutory rate	34%	34%	34%

	(213,027)	366,218	(845,264)

Permanent differences	(6,700)	9,900	9,800
Research and development credit - net	(100,300)	(93,400)	(103,800)
Expiration of contribution carryforward	-	-	49,000
Valuation allowance	443,000	-	-
Adjustment to accrued income taxes	(106,600)	-	-
Other	(8,373)	(9,218)	(22,036)

	$8,000	$273,500	$(912,300)

 Deferred tax assets (liabilities) consist of the following:

	2007	2006

Current:
Inventories	$162,900	$245,400
Bad debts	3,400	25,500
Unrealized gains on short-term investments	-	(54,000)
Accrued liabilities	76,200	226,200
Prepaid expense	(23,600)	(20,700)
Net operating loss carryforward	136,000	102,000

Total current deferred income taxes	354,900	524,400

Noncurrent:
Depreciation and amortization	209,700	239,900
Research and development and other credit carryforwards	1,403,200	1,251,300
Net operating loss carryforward	435,100	82,200
Contribution carryforward	65,900	-
Directors stock option plan	12,300	-
Other	7,107	-

	2,133,307	1,573,400
Valuation allowance	(443,000)	-

Total long-term deferred income taxes	1,690,307	1,573,400

Total	$2,045,207	$2,097,800

The Company has available a net operating loss carryforward of approximately $1,680,000 and a contribution carryforward of approximately $194,000. The net operating loss and research and development credit carryforwards will begin to expire in 2015. The valuation allowance was recorded in 2007 due to additional losses and an increased likelihood of tax credits expiring before being utilized.

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

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2007	2006	2005

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$(649,412)	$803,613	$(1,573,772)

Shares denominator	1,213,984	1,211,245	1,211,619

Per share amount	$(.53)	$.66	$(1.30)

Effect of Dilutive Securities
Average shares outstanding	1,213,984	1,211,245	1,211,629

Stock options	-	34,937	-

	1,213,984	1,246,182	1,211,629
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$(649,412)	$803,613	$(1,573,772)

Per share amount	$(.53)	$.64	$(1.30)

10. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. For fiscal years ended September 30, 2007 and 2005, the formula produced no bonus distribution. In addition the Board of Directors approved an additional bonus plan for fiscal year ended September 30, 2006. The bonus distribution was determined by the Compensation Committee of the Board of Directors. For fiscal year ended September 30, 2006, bonus expense amounted to approximately $575,000.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2007, 2006 and 2005, the Company made no matching contributions to the plan.

The Company terminated its deferred compensation plan during 2006 which permitted selected management and highly compensated employees to make tax deferred contributions in the form of salary reductions. For fiscal years ended September 30, 2006 and 2005, approximately $-0- and $7,500 respectively, were allocated by the participants to this plan and was included in "Accrued Payroll and Related Expenses." The funds were distributed to the plan participants in February 2006. The Company does not provide any other post retirement benefits to its employees.

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

Information by industry segment is set forth below:

Years Ended September 30,	2007	2006	2005

Net Sales
Indicators and Gauges	$1,866,095	$2,024,122	$1,875,286
Automotive Diagnostic Tools and Equipment	10,653,966	13,853,597	7,795,408

	$12,520,061	$15,877,719	$9,670,694

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$188,296	$356,615	$(4,735)
Automotive Diagnostic Tools and Equipment	468,238	2,448,525	(1,089,842)
General Corporate Expenses	(1,283,083)	(1,728,027)	(1,391,495)

	$(626,549)	$1,077,113	$(2,486,072)

Asset Information :

Years Ended September 30,	2007	2006

Identifiable Assets
Indicators and Gauges	$779,534	$898,811
Automotive Diagnostic Tools and Equipment	8,416,846	7,227,331
Corporate	3,557,510	3,981,096

	$12,753,890	$12,107,238

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2007	2006	2005

Revenue:
United States of America	$12,245,924	$14,518,239	$9,348,925
Australia	48,888	33,629	2,115
Canada	125,658	684,225	245,988
Germany	89,358	617,857	12,240
Other foreign countries	10,233	23,769	61,426

	$12,520,061	$15,877,719	$9,670,694

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

13. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth

Net Sales
2007	$2,191,630	$1,540,952	$2,817,235	$5,970,244
2006	2,703,224	3,613,401	4,221,159	5,339,935
2005	2,064,891	2,842,081	2,761,122	2,002,600

Gross Profit
2007	757,496	387,274	1,108,334	2,474,573
2006	1,227,951	1,316,035	2,000,299	2,547,275
2005	717,076	1,258,885	1,115,843	545,460

Income (Loss) before cumulative effect of change in accounting principle
2007	(375,881)	(741,416)	31,321	451,427
2006	104,503	(105,972)	293,975	511,107
2005	(483,758)	(255,610)	(342,537)	(491,867)

Net Income (Loss)
2007	(1)(390,744)	(741,416)	31,321	451,427
2006	104,503	(105,972)	293,975	511,107
2005	(483,758)	(255,610)	(342,537)	(491,867)

Income (Loss) per Common Share before cumulative effect of change in accounting principle

Basic
2007	(.31)	(.61)	.02	.38
2006	.09	(.09)	.24	.42
2005	(.40)	(.21)	(.28)	(.41)

Diluted
2007	(.31)	(.61)	.02	.38
2006	.08	(.09)	.24	.41
2005	(.40)	(.21)	(.28)	(.41)

Net Income (Loss) per Common Share

Basic
2007	(.32)	(.61)	.02	.38
2006	.09	(.09)	.24	.42
2005	(.40)	(.21)	(.28)	(.41)

Diluted
2007	(.32)	(.61)	.02	.38
2006	.08	(.09)	.24	.41
2005	(.40)	(.21)	(.28)	(.41)

(1) The first quarter 2007 includes a $14,863 charge from a change in accounting for stock-based compensation, net of tax of $8,000.

SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30
	2007	2006	2005	2004	2003

	(In Thousands of Dollars, except per share amounts)

Net Sales	$12,520	$15,878	$9,671	$15,721	$11,038

Net Income (Loss)	$(649)	$804	$(1,574)	$660	$(1,773)

Working Capital	$5,950	$6,790	$6,127	$7,654	$6,611

Total Assets	$12,754	$12,107	$10,373	$11,715	$10,380

Long-term Debt	$-0-	$-0-	$-0-	$-0-	$-0-

Total Stockholders' Equity	$8,459	$9,256	$8,565	$10,106	$9,458

Net Income (Loss) Per Share	$(.53)	$.66	$(1.30)	$.54	$(1.45)

Dividends Declared

Per Share:

Class A	$.10	$-0-	$.10	$-0-	$-0-

Class B	$.10	$-0-	$.10	$-0-	$-0-

Stockholders' Equity

Per Share:	$6.92	$7.64	$7.07	$8.30	$7.75

Return on Sales	(5.2%)	5.1%	(16.3%)	4.2%	(16.1%)

Return on Assets	(5.2%)	7.2%	(14.3%)	6.0%	(15.6%)

Return on Equity	(7.3%)	9.0%	(16.9%)	6.7%	(17.1%)

Closing Stock Price	$12.75	$5.90	$4.80	$5.30	$4.10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1)is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2008, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-KSB. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a)Beneficial Ownership Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2008.

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

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2008, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2007 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	132,150	$5.35	62,200

Equity compensation plans not approved by security holders	-	-	-

Total	132,150		62,200

Other information required by this Item 11 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2008, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2008, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2008, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: December 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 26th day of December, 2007:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Senior Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ Jim N. Moreland	Director
Jim N. Moreland

/s/ Hugh S. Seaholm	Director
Hugh S. Seaholm

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)(i)	Promissory Note Modification Agreement, dated September 25, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on September 29, 2006) effective through February 28, 2008.

10(a)(ii)	Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(iii)	Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(iv)	Borrowing Base Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(v)	Business Loan Agreement, dated February 28, 2006, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 6, 2006) effective through April 30, 2006.

10(a)(vi)	Change in Terms Agreement, dated February 28, 2006, by and between the Company and Huntington National Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 6, 2006) effective through April 30, 2006.

10(b)	Hickok Incorporated 1997 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(c)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(d)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(e)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(f)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2007 and 2006, and for each of the years in the three-year period ended September 30, 2007, and have issued our report thereon dated November 29, 2007; such consolidated financial statements and report are included in Part II, Item 7 of this Form 10-KSB. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in item 13. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

November 29, 2007
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           Col. A                    Col. B                   Col.C                    Col. D          Col. E
-----------------------             ----------   -------------------------------     -----------    ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period       Expenses          Accounts        Deductions      of Period
-----------------------------       ----------    ------------     -------------      -----------    ------------
Deducted from Asset Accounts:
                                                  Year Ended September 30, 2005
                                                  ------------------------------

 Reserve for doubtful accounts       $  10,000    $  42,467  (1)    $     94 (2)     $   2,561 (3)     $  50,000

 Reserve for inventory obsolescence  $ 106,000    $ 389,990         $      -         $  70,990 (4)     $ 425,000

                                                  Year Ended September 30, 2006
                                                  ------------------------------

 Reserve for doubtful accounts       $  50,000    $  22,482  (1)    $  4,244 (2)     $   1,726 (3)     $  75,000

 Reserve for inventory obsolescence  $ 425,000    $ 337,761         $      -         $  87,761 (4)     $ 675,000

                                                  Year Ended September 30, 2007
                                                  ------------------------------

 Reserve for doubtful accounts       $  75,000    $ (69,686) (1)    $      - (2)     $ (4,686) (3)     $  10,000

 Reserve for inventory obsolescence  $ 675,000    $ 106,259         $      -         $ 309,259 (4)     $ 472,000

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

                                              HICKOK INCORPORATED

                                         SCHEDULE IX - SHORT-TERM BORROWINGS

        Col. A                      Col. B       Col. C        Col. D            Col. E              Col. F
       --------                   ----------   ---------   ---------------   --------------   --------------------
                                                Weighted    Maximum Amount   Average Amount    Weighted Average
                                  Balance at    Average      Outstanding      Outstanding       Interest Rate
Category of Aggregate               End of      Interest     During the        During the        During the
Short-term Borrowings               Period        Rate          Period           Period (2)       Period (3)
------------------------          ----------   ---------   ---------------   --------------   --------------------

                                          Year Ended September 30, 2005
                                          -----------------------------

   Note Payable to Bank           $  800,000       6.75%       $  800,000        $ 341,667              6.18%

                                          Year Ended September 30, 2006
                                          -----------------------------

   Note Payable to Bank (1)       $1,348,000       7.54%       $1,550,000        $ 835,583              7.47%

                                          Year Ended September 30, 2007
                                          -----------------------------

   Note Payable to Bank (1)       $1,947,700       7.69%       $1,947,700        $ 534,575              7.78%

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