Form 10QSB
period 2007-12-31
HICKOK INC
filed 2008-02-12
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 8, 2008:  783,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2007	2006
Net Sales
Product Sales	$7,128,256	$2,038,235
Service Sales	113,156	153,395

Total Net Sales	7,241,412	2,191,630

Cost and Expenses
Cost of Product Sold	3,823,656	1,269,861
Cost of Service Sold	103,677	164,273
Product Development	464,730	463,388
Marketing and Administrative Expenses	1,113,183	914,132
Interest Charges	3,786	1,792
Other Income	<21,509>	<52,935>

Total Costs and Expenses	5,487,523	2,760,511

Income <Loss> before Provision for Income Taxes	1,753,889	<568,881>

Provision for <Recovery of> Income Taxes	645,000	<193,000>

Income <Loss> before cumulative effect of change in accounting principle	$1,108,889	$<375,881>

Cumulative effect of change in accounting for stock based compensation net of tax of $8,000	-	14,863

Net Income <Loss>	$1,108,889	$<390,744>

Earnings per Common Share:
Income <Loss> before cumulative effect of change in accounting principle	$.90	$<.31>
Cumulative effect of change in accounting for stock based compensation	-	<.01>

Net Income <Loss>	$.90	$<.32>

Earnings per Common Share Assuming Dilution:
Income <Loss> before cumulative effect of change in accounting principle	$.85	$<.31>
Cumulative effect of change in accounting for stock based compensation	-	<.01>

Net Income <Loss>	$.85	$<.32>

Dividends per Common Share	$-0-	$.10
See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2007 (Unaudited)	September 30, 2007 (Note)	December 31, 2006 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$3,826,531	$601,979	$1,377,563
Short-term Investments	-	-	908,415
Trade Accounts Receivable-Net	1,532,395	4,623,055	1,186,258
Inventories	2,804,632	4,585,552	3,356,043
Deferred Income Taxes	354,900	354,900	525,300
Prepaid Expenses	199,761	79,019	103,588

Total Current Assets	8,718,219	10,244,505	7,457,167

Property, Plant and Equipment
Land	233,479	233,479	229,089
Buildings	1,461,892	1,461,892	1,492,161
Machinery and Equipment	2,526,449	2,524,296	2,682,369

	4,221,820	4,219,667	4,403,619

Less: Allowance for Depreciation	3,457,663	3,402,339	3,475,464

Total Property - Net	764,157	817,328	928,155

Other Assets
Deferred Income Taxes - Net	1,045,307	1,690,307	1,766,400
Deposits	1,750	1,750	1,750

Total Other Assets	1,047,057	1,692,057	1,768,150

Total Assets	$10,529,433	$12,753,890	$10,153,472

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2007 (Unaudited)	September 30, 2007 (Note)	December 31, 2006 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$1,947,700	$-
Trade Accounts Payable	201,997	1,888,687	228,436
Accrued Payroll & Related Expenses	515,579	275,858	644,947
Dividends Payable	-	-	121,124
Accrued Expenses	63,526	110,543	191,876
Accrued Taxes Other Than Income	80,718	71,885	77,118
Accrued Income Taxes	-	-	106,593

Total Current Liabilities	861,820	4,294,673	1,370,094

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 781,229 shares outstanding (766,779 shares outstanding at September 30, 2007 and 756,379 at December 31, 2006) excluding 15,795 shares in treasury (15,795, September 30, 2007 and December 31, 2006)	781,229	766,779	756,379

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	-	-	118,602
Contributed Capital	1,084,908	999,851	957,142
Retained Earnings	7,346,610	6,237,721	6,496,389

Total Stockholders' Equity	9,667,613	8,459,217	8,783,378

Total Liabilities and Stockholders' Equity	$10,529,433	$12,753,890	$10,153,472

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2007	2006

Cash Flows from Operating Activities:
Cash received from customers	$10,332,072	$5,387,755
Cash paid to suppliers and employees	<5,244,576>	<2,591,678>
Interest paid	<22,373>	<3,117>
Interest received	13,238	10,991
Income taxes <paid> refunded	-	<39,000>

Net Cash Provided By <Used In> Operating Activities	5,078,361	2,764,951

Cash Flows from Investing Activities:
Capital expenditures	<2,153>	<100,751>

Net Cash Provided By <Used In> Investing Activities	<2,153>	<100,751>

Cash Flows from Financing Activities:
Decrease in short-term financing	<1,947,700>	<1,348,000>
Sale of Class A shares under option	96,044	-

Net Cash Provided By <Used In> Financing Activities	<1,851,656>	<1,348,000>

Net increase in cash and cash equivalents	3,224,552	1,316,200

Cash and cash equivalents at beginning of year	601,979	61,363

Cash and cash equivalents at end of first quarter	$3,826,531	$1,377,563

See Notes to Consolidated Financial Statements

	2007	2006

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$1,108,889	$<390,744>
Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation	55,324	63,017
Dividends reinvested	-	<38,883>
Share-based compensation expense	3,463	25,876
Deferred income taxes	645,000	<201,000>
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	3,090,660	3,196,125
Decrease <Increase> in inventories	1,780,920	407,031
Decrease <Increase> in prepaid expenses	<120,742>	<41,840>
Increase <Decrease> in accounts payable	<1,686,690>	<136,266>
Increase <Decrease> in accrued payroll and related expenses	239,721	<21,106>
Increase <Decrease> in accrued expenses and accrued taxes other than income	<38,184>	<70,759>
Increase <Decrease> in accrued income taxes	-	<26,500>

Total Adjustments	3,969,472	3,155,695

Net Cash Provided By <Used In> Operating Activities	$5,078,361	$2,764,951

Non-cash disclosures: Dividends payable	$-0-	$121,124

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2007

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

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

	December 31,		December 31,
	2007		2006
	COST	MARKET	COST	MARKET

Fair market value Mutual funds	$-	$-	$728,713	$908,415

Less Cost		-		728,713

Gross unrealized gains on short-term investments		-		179,702

Deferred income taxes		-		61,100

Accumulated comprehensive income (net of tax)		$-		$118,602

Gains (Losses):
Gross unrealized gains		$-		$179,702
Gross unrealized losses		-		-

		$-		$179,702

The following table sets forth the computation of comprehensive income:
	December 31, 2007	December 31, 2006

Net Income (Loss)	$1,108,889	$<390,744>

Unrealized gain (loss)on investments (net of tax)	-	13,733

Reclassification adjustment for <gain> loss included in net earnings (net of tax)	-	-

Comprehensive income (Loss)	$1,108,889	$<377,011>

Gains (Losses):
Gross realized gains	$-	$-
Gross realized losses	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2007	September 30, 2007	December 31, 2006

Components	$1,955,602	$2,801,869	$2,225,917
Work-in-Process	347,211	1,260,911	375,766
Finished Product	501,819	522,772	754,360

	$2,804,632	$4,585,552	$3,356,043

The above amounts are net of reserve for obsolete inventory in the amount of $510,706, $472,000 and $706,746 for the periods ended December 31, 2007, September 30, 2007 and December 31, 2006 respectively.

4. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. Subsequent to the balance sheet date this agreement was extended through February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility is subject to a review by the Company's lender in 2008. The Company violated the pre-tax interest coverage ratio covenant at September 30, 2007 and obtained a waiver from its financial lender. The Company is in compliance with both loan covenants at December 31, 2007. The Company had no outstanding borrowings under this loan facility at December 31, 2007.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 73,400 Class A shares were outstanding at December 31, 2007 (93,150 shares at September 30, 2007 and 103,550 shares at December 31, 2006) at prices ranging from $3.125 to $10.50 per share. Options for 14,450 at a prices ranging from $3.125 to $10.50 per share were exercised during the three month period ended December 31, 2007. In addition, options for 5,300 at a price of $10.50 per share expired during the three month period ended December 31, 2007. Options for 13,900 at a price of $10.75 per share expired during the three month period ended December 31, 2006. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2007.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 51,000 Class A shares were outstanding at December 31, 2007 (51,000 shares at September 30, 2007 and 48,000 shares at December 31, 2006) at prices ranging from $3.55 to $12.25 per share. All outstanding options under the Directors Plans become fully exercisable on February 22, 2010.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2007:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	62,600	$3.79	2.9
$7.13 - 10.50	10,800	$7.13	1.0

	73,400	$4.28

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	22,000	$4.21	5.4	18,000	$3.97
$6.45 - 8.50	20,000	$7.30	4.8	18,000	$7.40
$10.50 - $12.25	9,000	$11.08	6.3	3,000	$12.25

	51,000	$6.63		39,000	$6.19

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

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2007 $3,463 was expensed as share-based compensation. During the quarter ended December 31, 2006 $3,013 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2007 and 2006 respectively: a risk free interest rate of 6.0% and 6.0%; an expected life of 10 and 8 years; an expected dividend yield of 1.9% and 0.0%; and a volatility factor of .37 and .35.

Unissued shares of Class A common stock (579,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

6. Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective October 1, 2007. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of Interpretation No. 48.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The Company adopted the provisions of this bulletin effective October 1, 2007. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of SAB 108.

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

	Three Months ended December 31,
	2007	2006
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$1,108,889	$<390,744>

Shares denominator	1,226,437	1,211,245

Per share amount	$.90	$<.32>

Effect of Dilutive Securities
Average shares outstanding	1,226,437	1,211,245
Stock options	78,624	-

	1,305,061	1,211,245

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$1,108,889	$<390,744>

Per share amount	$.85	$<.32>

Options to purchase 151,550 shares of common stock during the first quarter of fiscal 2007 at prices ranging from $3.125 to $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2007	2006
Net Sales
Indicators and Gauges	$432,363	$454,034
Automotive Diagnostic Tools and Equipment	6,809,049	1,737,596

	$7,241,412	$2,191,630

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$90,879	$<12,163>
Automotive Diagnostic Tools and Equipment	2,270,532	<215,975>
General Corporate Expenses	<607,522>	<340,743>

	$1,753,889	$<568,881>

Asset Information
Indicators and Gauges	$748,873	$800,359
Automotive Diagnostic Tools and Equipment	3,573,499	3,725,904
Corporate	6,207,061	5,627,209

	$10,529,433	$10,153,472

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$7,199,981	$2,001,529
Australia	-	48,077
Canada	39,785	55,148
Germany	360	83,523
Other foreign countries	1,286	3,353

	$7,241,412	$2,191,630

All export sales to Australia, Canada, Germany and other foreign countries are made in United States of America Dollars.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations, First Quarter (October 1, 2007 through December 31, 2007)
Fiscal 2008 Compared to First Quarter Fiscal 2007
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $432,363 and $454,034 for the first quarter of fiscal 2008 and fiscal 2007, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $6,809,049 and $1,737,596 for the first quarter of fiscal 2008 and fiscal 2007, respectively. The increase was due primarily to the California Evaporative Emissions Testing Program that the State implemented in December 2007.

Results of Operations

Product sales for the quarter ended December 31, 2007 were $7,128,256 versus $2,038,235 for the quarter ended December 31, 2006. The increase in product sales during the current quarter of approximately $5,090,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, emissions testing products of approximately $5,734,000 and fastening systems products of approximately $4,000. Sales of diagnostic products to OEM's, aftermarket products and indicator products decreased by approximately $600,000, $32,000 and $16,000 respectively. Product sales are expected to decrease during the second and third quarter to more normal sales levels similar to the second and third quarter of fiscal 2007. In the fourth quarter management expects sales levels to increase slightly from the anticipated third quarter sales.

Service sales for the quarter ended December 31, 2007 were $113,156 versus $153,395 for the quarter ended December 31, 2006. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2008 was $3,823,656 (53.6% of product sales) as compared to $1,269,861 (62.3% of product sales) in the first quarter of fiscal 2007. The decrease in the cost of product sold percentage was due primarily to a higher sales volume, higher plant utilization and a change in product mix. The current cost of product sold percentage is anticipated to increase for the balance of the fiscal year.

Cost of service sold in the first quarter of fiscal 2008 was $103,677 (91.6% of service sales) as compared to $164,273 (107.1% of service sales) in the first quarter of fiscal 2007. The dollar decrease was due primarily to a lower volume of chargeable repairs. The decrease in the cost of services sold percentage was primarily due to a higher plant utilization. The current cost of services sold percentage is anticipated to increase slightly for the balance of the fiscal year.

Product development expenses were $464,730 in the first quarter of fiscal 2008 (6.5% of product sales) as compared to $463,388 (22.7% of product sales) in the first quarter of fiscal 2007. The dollar increase was due primarily to increased labor costs offset in part by a decrease in research and experimental material. The percentage decrease was due primarily to higher product sales. The current level of product development expenses is expected to increase slightly for the balance of the fiscal year.

Marketing and administrative expenses were $1,113,183 (15.4% of total net sales) in the first quarter of fiscal 2008 versus $914,132 (41.7% of total net sales) for the same period a year ago. The percentage decrease was due primarily to the increase in the level of total sales for the current quarter. Marketing expenses were approximately $488,000 in the first quarter of fiscal 2008 versus $522,000 for the same period a year ago. Within marketing expenses, labor costs, commissions, royalties and outside consulting decreased by approximately $16,000, 28,000, 24,000 and $11,000 respectively offset in part by an increase in advertising expense and promotion expense of approximately $25,000 and $15,000 respectively. Administrative expenses were approximately $625,000 in the first quarter of fiscal 2008 versus $392,000 for the same period a year ago. The dollar increase was due primarily to a provision for bonus of $224,000 during the current quarter. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $3,786 in the first quarter of fiscal 2008 which compares with $1,792 in the first quarter of fiscal 2007. The increase in interest charges in the current quarter compared to a year ago was due to a higher level of short-term borrowing during the current fiscal year. The current level of interest expense is expected to decline in the second and third quarter of fiscal 2008 and increase in the fourth quarter of the year due to expected financing requirements of anticipated orders.

Other income was $21,509 in the first quarter of fiscal 2008 which compares with $52,935 in the first quarter of fiscal 2007. Other income consists primarily of dividend income on short-term investments, interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to no dividend income from short-term investments during the current quarter. All short-term investments were sold during fiscal 2007.

Income taxes in the first quarter of fiscal 2008 was $645,000 which compares with a recovery of income taxes of $193,000 in the first quarter of fiscal 2007. In the first quarter of fiscal 2008 income taxes was recorded at an effective tax rate of 37%. The effective tax rate for fiscal 2007 was 34%.

Net income in the first quarter of fiscal 2008 was $1,108,889. The net income for the current quarter is primarily the result of a higher sales volume. This compares with a net loss in the first quarter of fiscal 2007 of $390,744. The loss in fiscal 2007 was primarily the result of a lower sales volume.

The Company has available a net operating loss carryforward and research and development credit carryforwards that begin to expire in 2015. During fiscal 2007 the Company recorded a valuation allowance in the amount of $443,000 due to additional losses and an increased likelihood of tax credits expiring before being utilized.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. The Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

With the projected continuing growth in the Company’s core businesses, management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future.

Unshipped customer orders as of December 31, 2007 were $885,000 versus $880,000 at December 31, 2006. The increase was due primarily to increased orders for automotive diagnostic products to automotive OEM's and aftermarket products which include emissions products of $17,000 and $67,000 respectively. These increases were offset in part by a decrease in indicator products of approximately $79,000. These lower levels of backlog are more typical for the Company versus the large backlog level of $5,756,000 at September 30, 2007. The Company anticipates that most of the current backlog will be shipped in fiscal 2008.

Liquidity and Capital Resources

Total current assets were $8,718,219, $10,244,505 and $7,457,167 at December 31, 2007, September 30, 2007 and December 31, 2006, respectively. The increase of approximately $1,261,000 from December to December is due primarily to the increase in cash and cash equivalents, accounts receivable and prepaid expenses of approximately $2,448,000, $346,000 and $96,000 respectively, offset in part by a decrease in short-term investments, inventories and  deferred income taxes of approximately $908,000, $551,000 and $170,000 respectively. The decrease from September 30, 2007 to December 31, 2007 is due primarily to the decrease in accounts receivable and inventories of $3,091,000 and $1,781,000 respectively, offset in part by the increase in cash and cash equivalents, and prepaid expenses of approximately $3,225,000 and $121,000 respectively. The decreases are due primarily to a decreased sales volume in December 2007 and decreased inventory purchasing volume during the current quarter.

Working capital as of December 31, 2007 amounted to $7,856,399 as compared with $6,087,073 a year earlier. Current assets were 10.1 times current liabilities and total cash, short-term investments and receivables were 6.2 times current liabilities. These ratios compare to 5.4 and 2.5, respectively, at December 31, 2006.

Internally generated funds during the three months ended December 31, 2007 were $5,078,361 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures and debt payments of $2,153 and $1,947,700 respectively. The primary reason for the positive cash flow from operations was the net income and the decrease in accounts receivable and inventory during the current quarter. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under its credit agreement will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2008.

Shareholders' equity during the three months ended December 31, 2007 increased by $1,208,396 which was the net income during the period of $1,108,889, sale of 14,450 shares under option of $96,044 and $3,463 of share-based compensation expense.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement is set to expire in February 2008. Subsequent to the balance sheet date this agreement was extended through February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The Company violated the pre-tax interest coverage ratio covenant at September 30, 2007 and obtained a waiver from its financial lender. The Company is in compliance with both loan covenants at December 31, 2007. The revolving credit facility is subject to a review by the Company's lender in February 2008. Management is confident a renewal of the credit facility can be negotiated at acceptable terms. The Company had no outstanding borrowings under this loan facility at December 31, 2007. During fiscal 2008 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2008 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis or Plan of Operation in our Form 10-KSB for the year ended September 30, 2007.

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

Item 3: Controls and Procedures.

As of December 31, 2007, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HICKOK INCORPORATED (Registrant)

Date: February 12, 2008	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 12, 2008	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer