Form 10QSB
period 2008-03-31
HICKOK INC
filed 2008-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 9, 2008:  786,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2008	2007	2008	2007
Net Sales
Product Sales	$1,536,592	$1,368,202	$8,664,848	$3,406,437
Service Sales	162,876	172,750	276,032	326,145

Total Net Sales	1,699,468	1,540,952	8,940,880	3,732,582

Costs and Expenses
Cost of Product Sold	1,076,347	973,984	4,900,003	2,243,845
Cost of Service Sold	185,037	179,694	288,714	343,967
Product Development	507,033	511,092	971,763	974,480
Marketing and Administrative Expenses	712,380	1,016,460	1,825,563	1,930,592
Interest Charges	3,004	-	6,790	1,792
Other Income	<37,477>	<16,162>	<58,986>	<69,097>

Total Costs and Expenses	2,446,324	2,665,068	7,933,847	5,425,579

Income <Loss> before Provision for Income Taxes	<746,856>	<1,124,116>	1,007,033	<1,692,997>

Provision for (Recovery of) Income Taxes	<272,400>	<382,700>	372,600	<575,700>

Income (Loss) before cumulative effect of change in accounting principle	<474,456>	<741,416>	634,433	<1,117,297>
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	-	14,863

Net Income <Loss>	$<474,456>	$<741,416>	$634,433	$<1,132,160>

Earnings per Common Share:
Income (Loss) before cumulative effect of change in accounting principle	$<.38>	$<.61>	$.51	$<.92>
Cumulative effect of change in accounting for stock based compensation	-	-	-	<.01>

Net Income <Loss>	$<.38>	$<.61>	$.51	$<.93>

Earnings per Common Share Assuming Dilution:
Income (Loss) before cumulative effect of change in accounting principle	$<.38>	$<.61>	$.49	$<.92>
Cumulative effect of change in accounting for stock based compensation	-	-	-	<.01>

Net Income <Loss>	$<.38>	$<.61>	$.49	$<.93>

Dividends per Common Share	$-0-	$.10	$-0-	$.10

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2008 (Unaudited)	September 30, 2007 (Note)	March 31, 2007 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$3,356,582	$601,979	$539,350
Short-term Investments	-	-	926,014
Trade Accounts Receivable-Net	1,008,473	4,623,055	641,229
Inventories	2,813,943	4,585,552	3,396,088
Deferred Income Taxes	354,900	354,900	519,700
Prepaid Expenses	183,215	79,019	154,141

Total Current Assets	7,717,113	10,244,505	6,176,522

Property, Plant and Equipment
Land	233,479	233,479	229,089
Buildings	1,461,892	1,461,892	1,492,161
Machinery and Equipment	2,565,601	2,524,296	2,695,990

	4,260,972	4,219,667	4,417,240

Less: Allowance for Depreciation	3,512,985	3,402,339	3,538,482

Total Property - Net	747,987	817,328	878,758

Other Assets
Deferred Income Taxes	1,317,707	1,690,307	2,149,100
Deposits	1,750	1,750	1,750

Total Other Assets	1,319,457	1,692,057	2,150,850

Total Assets	$9,784,557	$12,753,890	$9,206,130

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	March 31, 2008 (Unaudited)	September 30, 2007 (Note)	March 31, 2007 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$1,947,700	$-
Trade Accounts Payable	110,333	1,888,687	219,581
Accrued Payroll & Related Expenses	361,214	275,858	605,713
Accrued Expenses	55,405	110,543	187,589
Accrued Taxes Other Than Income	35,481	71,885	30,465
Accrued Income Taxes	<6,000>	-	106,593

Total Current Liabilities	556,433	4,294,673	1,149,941

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 786,229 shares outstanding (766,779, September 30, 2007 and 756,379, March 31, 2007)excluding 15,795 shares in treasury (15,795, September 30, 2007 and 15,795, March 31, 2007)	786,229	766,779	756,379

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Accumulated Comprehensive Income (net of tax)	-	-	129,366
Contributed Capital	1,114,875	999,851	960,605
Retained Earnings	6,872,154	6,237,721	5,754,973

Total Stockholders' Equity	9,228,124	8,459,217	8,056,189

Total Liabilities and Stockholders' Equity	$9,784,557	$12,753,890	$9,206,130

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2008	2007

Cash Flows from Operating Activities:
Cash received from customers	$12,555,462	$7,473,736
Cash paid to suppliers and employees	<7,954,306>	<5,385,878>
Interest paid	<22,373>	<9,231>
Interest received	41,936	21,856
Income taxes <paid> refunded	<6,000>	<39,000>

Net Cash Provided By <Used In> Operating Activities	4,614,719	2,061,483

Cash Flows from Investing Activities:
Capital expenditures	<41,305>	<114,372>
Proceeds on sale of assets	2,000	-

Net Cash Provided By <Used In> Investing Activities	<39,305>	<114,372>

Cash Flows from Financing Activities:
Increase <decrease> in short-term financing	<1,947,700>	<1,348,000>
Dividends paid	-	<121,124>
Sale of Class A shares under option	126,889	-

Net Cash Provided By <Used In> Financing Activities	<1,820,811>	<1,469,124>

Net increase <decrease> in cash and cash equivalents	2,754,603	477,987

Cash and cash equivalents at beginning of year	601,979	61,363

Cash and cash equivalents at end of second quarter	$3,356,582	$539,350

See Notes to Consolidated Financial Statements

	2008	2007

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$634,433	$<1,132,160>
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	110,646	126,035
Dividends reinvested	-	<40,119>
Gain on disposal of assets	<2,000>	-
Share-based compensation expense	7,585	29,339
Deferred income taxes	372,600	<583,700>
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	3,614,582	3,741,154
Decrease <Increase> in inventories	1,771,609	366,986
Decrease <Increase> in prepaid expenses	<104,196>	<92,392>
Increase <Decrease> in accounts payable	<1,778,354>	<145,121>
Increase <Decrease> in accrued payroll and related expenses	85,356	<60,340>
Increase <Decrease> in accrued expenses and accrued taxes other than income	<91,542>	<121,699>
Increase <Decrease> in accrued income taxes	<6,000>	<26,500>

Total Adjustments	3,980,286	3,193,643

Net Cash Provided By <Used In> Operating Activities	$4,614,719	$2,061,483

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

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

	March 31, 2008	September 30, 2007	March 31, 2007
Fair market value Mutual funds	$-	$-	$926,014
Less Cost	-	-	729,948

Gross unrealized gains <losses> on short-term investments	-	-	196,066
Deferred income taxes	-	-	66,700

Accumulated comprehensive income (net of tax)	$-	$-	$129,366

Gains <Losses>:
Gross unrealized gains	$-	$-	$196,066
Gross unrealized losses	-	-	-

	$-	$-	$196,066

The following table sets forth the computation of comprehensive income:
Three Months Ended March 31,	Six Months Ended March 31,

	2008	2007	2008	2007
Net Income <Loss>	$<474,456>	$<741,416>	$634,433	$<1,132,160>

Unrealized gain <loss> on investments (net of tax)	-	10,764	-	24,497
Reclassification adjustment for <gain> loss included in net earnings (net of tax)	-	-	-	-

Comprehensive Income <Loss>	$<474,456>	$<730,652>	$634,433	$<1,107,663>

Gains <Losses>:
Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	-	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2008	September 30, 2007	March 31, 2007

Components	$1,914,804	$2,801,869	$2,119,636
Work-in-Process	344,920	1,260,911	594,432
Finished Product	554,219	522,772	682,020

	$2,813,943	$4,585,552	$3,396,088

The above amounts are net of reserve for obsolete inventory in the amount of $550,629, $472,000 and $747,034 for the periods ended March 31, 2008, September 30, 2007 and March 31, 2007 respectively.

4. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was extended and will expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The Company is in compliance with both loan covenants at March 31, 2008. The revolving credit facility is subject to a review by the Company's lender in 2010. The Company had no outstanding borrowings under this loan facility at March 31, 2008.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 73,400 Class A shares were outstanding at March 31, 2008 (93,150 shares at September 30, 2007 and 103,550 shares at March 31, 2007) at prices ranging from $3.125 to $10.50 per share. Options for 14,450 shares at prices ranging from $3.125 to $10.50 per share were exercised during the three month period ended December 31, 2007. In addition, options for 5,300 shares expired during the three month period ended December 31, 2007, at a price of $10.50 per share. No other options were granted, exercised or canceled or expired during the three or six month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at March 31, 2008.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 51,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 51,000 Class A shares were outstanding at March 31, 2008 (51,000 shares at September 30, 2007 and 51,000 shares at March 31, 2007) at prices ranging from $3.55 to $12.25 per share. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2008 and March 31, 2007, at a price of $11.00 and $10.50 per share respectively. Options for 3,000 shares at prices ranging from $3.55 to $4.25 were exercised during the three month period ended March 31, 2008. In addition, options for 3,000 shares expired during the three month periods ended March 31, 2008 and March 31, 2007 at $12.25 and $8.50 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 21, 2011.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2008:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	62,600	$3.79	2.6
$7.13	10,800	$7.13	.8

	73,400	$4.28

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	19,000	$4.27	5.3	17,000	$4.15
$6.45 - 8.50	20,000	$7.30	4.6	20,000	$7.30
$10.50 - 11.00	12,000	$10.75	9.5	2,000	$10.50

	51,000	$6.98		39,000	$6.09

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

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2008 and 2007 respectively $4,122 and $7,585; $3,463 and $6,476 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2008 and 2007 respectively: a risk free interest rate of 5.5% and 6.0%; an expected life of 10 and 10 years; an expected dividend yield of 1.1% and 1.9%; and a volatility factor of .37 and .37.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities - Including and Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The Company will adopt this pronouncement effective October 1, 2008. The Company does not anticipate any material impact to its financial condition or results of operations due to the adoption of SFAS No. 159.

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

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,

	2008	2007	2008	2007
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<474,456>	$<741,416>	$634,433	$<1,132,160>

Shares denominator	1,239,203	1,211,245	1,232,786	1,211,245

Per share amount	$<.38>	$<.61>	$.51	$<.93>

Effect of Dilutive Securities
Average shares outstanding	1,239,203	1,211,245	1,232,786	1,211,245
Stock options	-	-	62,584	-

	1,239,203	1,211,245	1,295,370	1,211,245

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<474,456>	$<741,416>	$634,433	$<1,132,160>

Per share amount	$<.38>	$<.61>	$.49	$<.93>

Options to purchase 124,400 and 154,550 shares of common stock during the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively, at prices ranging from $3.125 to $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the first six month period of fiscal 2008 and the first six month period of fiscal 2007 options to purchase -0- and 154,550 shares of common stock, respectively, at prices ranging from $3.125 to $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the options's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2008	2007	2008	2007
Net Revenue
Indicators and Gauges	$508,313	$516,506	$940,676	$970,540
Automotive Diagnostic Tools and Equipment	1,191,155	1,024,446	8,000,204	2,762,042

	$1,699,468	$1,540,952	$8,940,880	$3,732,582

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$18,804	$<40,885>	$109,683	$<53,048>
Automotive Diagnostic Tools and Equipment	<548,618>	<674,719>	1,721,914	<890,694>
General Corporate Expenses	<217,042>	<408,512>	<824,564>	<749,255>

	$<746,856>	$<1,124,116>	$1,007,033	$<1,692,997>

Asset Information
Indicators and Gauges			$823,187	$834,064
Automotive Diagnostic Tools and Equipment			2,985,843	3,180,463
Corporate			5,975,527	5,191,603

			$9,784,557	$9,206,130

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,597,387	$1,518,944	$8,797,368	$3,520,473
Australia	12,349	-	12,349	48,077
Canada	27,178	18,713	66,963	73,861
England	55,472	-	55,472	382
Germany	4,158	1,163	4,518	84,686
Other foreign countries	2,924	2,132	4,210	5,103

	$1,699,468	$1,540,952	$8,940,880	$3,732,582

All export sales to Australia, Canada, England, Germany and other foreign countries are made in United States of America Dollars.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations, Second Quarter (January 1, 2008 through March 31, 2008)
Fiscal 2008 Compared to Second Quarter Fiscal 2007
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $508,313 and $516,506 for the second quarter of fiscal 2008 and fiscal 2007, respectively and $940,676 and $970,540 for the first six months of fiscal 2008 and fiscal 2007, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $1,191,155 and $1,024,446 for the second quarter of fiscal 2008 and fiscal 2007, respectively, and $8,000,204 and $2,762,042 for the first six months of fiscal 2008 and fiscal 2007, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2008 were $1,536,592 versus $1,368,202 for the quarter ended March 31, 2007. The 12% increase in product sales during the current quarter of approximately $168,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, aftermarket products which include emissions products and fastening system products by approximately $133,000 and $4,000. Sales of diagnostic products to OEM's increased by approximately $40,000. Indicator products decreased by approximately $9,000. Management is concerned about the current economic conditions in the markets the company serves and anticipates product sales for the third quarter of fiscal 2008 to increase only slightly above the sales levels from the second quarter.

Service sales for the quarter ended March 31, 2008 were $162,876 versus $172,750 for the quarter ended March 31, 2007. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2008 was $1,076,347 (70.0% of product sales) as compared to $973,984 (71.2% of product sales) in the second quarter of fiscal 2007. The dollar increase in the cost of product sold was due primarily to a higher sales volume. The current cost of product sold percentage is anticipated to decrease during the balance of the fiscal year.

Cost of service sold in the second quarter of fiscal 2008 was $185,037 (113.6% of service sales) as compared to $179,694 (104% of service sales) in the second quarter of fiscal 2007. The dollar increase was due primarily to a higher volume of warranty repairs. The increase in the cost of services sold percentage was primarily due to lower plant utilization and higher warranty costs. The current cost of services sold percentage is anticipated to decrease for the balance of the fiscal year.

Product development expenses were $507,033 in the second quarter of fiscal 2008 (33.0% of product sales) as compared to $511,092 (37.4% of product sales) in the second quarter of fiscal 2007. The dollar decrease was due primarily to a decrease in research and experimental material offset in part by an increase in labor cost. The percentage decrease was due primarily to higher product sales during the current quarter. The current level of product development expenses is expected to continue for the balance of the fiscal year.

Marketing and administrative expenses were $712,380 (41.9% of total sales) in the second quarter of 2008 versus $1,016,460 (66.0% of total sales) for the same period a year ago. The percentage decrease was due to the increase in the level of total sales and a decrease in expenses for the current fiscal quarter. Marketing expenses were approximately $461,000 in the second quarter of fiscal 2008 versus $591,000 for the same period a year ago. Within marketing expenses, advertising, commissions, royalties, labor costs, travel expense, outside consulting and collection expense decreased by approximately $31,000, $27,000, $25,000, $19,000, $13,000, $8,000 and $9,000 respectively. Administrative expenses were approximately $252,000 in the second quarter of fiscal 2008 versus $425,000 for the same period a year ago. The dollar decrease was due primarily to a decrease in the previously recorded bonus provision of approximately $187,000 offset in part by an increase in labor costs of approximately $11,000. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $3,004 in the second quarter of fiscal 2008 which compares with $-0- in the second quarter of fiscal 2007. The increase was due to interest charges on the unused line of credit during the second quarter of fiscal 2008 with no interest charge calculated for the same period last fiscal year. The current level of interest expense is expected to continue for remainder of the fiscal year.

Other income was $37,477 in the second quarter of fiscal 2008 which compares with $16,162 in the second quarter of fiscal 2007. Other income consists primarily of dividend income on short-term investments and interest income on cash and cash equivalents invested. The increase is due primarily to interest income earned on the investment of cash and cash equivalents during the period.

Recovery of income taxes in the second quarter of fiscal 2008 was $272,400 which compares with a recovery of income taxes of $382,700 in the second quarter of fiscal 2007. During fiscal 2008 the recovery of income taxes was recorded at an effective tax rate of 37% while the recovery of income taxes in fiscal 2007 was recorded at an effective tax recovery rate of 34%.

The net loss in the second quarter of fiscal 2008 was $474,456 which compares with a net loss of $741,416 in the second quarter of fiscal 2007. The net loss for the current quarter was primarily the result of a lower sales volume.

Unshipped customer orders as of March 31, 2008 were $957,000 versus $3,424,000 at March 31, 2007. The decrease was due primarily to decreased orders in automotive diagnostic products of approximately $2,317,000, specifically, $2,574,000 for diagnostic products to automotive OEM's offset in part by an increase in aftermarket products which include emissions products of approximately $257,000. In addition, indicator products decreased by approximately $150,000. The Company received a single order for approximately $2,500,000 during the prior year second quarter for a proprietary tool program to a large OEM with no similar order during the current year. The current level of backlog is more typical for the Company. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2008.

Results of Operations, Six Months Ended March 31, 2008
Compared to Six Months Ended March 31, 2007

Product sales for the six months ended March 31, 2008 were $8,664,848 versus $3,406,437 for the same period in fiscal 2007. The 154% increase in product sales during the first six months of the current fiscal year of approximately $5,258,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, emission products of approximately $6,125,000. Sales of other automotive diagnostic products, primarily, OEM products and non-emission aftermarket products declined by approximately $561,000 and $273,000, respectively. Sales of indicator products decreased by approximately $41,000. Fastening systems product sales increased by approximately $8,000. Management anticipates product sales for the third quarter of fiscal 2008 to increase slightly above the sales levels of the current quarter.

Service sales for the six months ended March 31, 2008 were $276,032 compared with $326,145 for the same period in fiscal 2007. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $4,900,003 or (56.6 % of product sales) compared to $2,243,845 (65.9% of product sales) for the six months ended March 31, 2007. The decrease in the cost of product sold percentage was due primarily to a higher sales volume, higher plant utilization and a change in product mix. The cost of product sold percentage is expected to increase slightly for the balance of the fiscal year.

Cost of service sold was $288,714 (105% of service sales) compared with $343,967 (105% of service sales) for the six months ended March 31, 2007. The dollar decrease was due primarily to a lower volume of chargeable repairs for the first six months of the current fiscal year. The cost of services sold percentage was primarily due to a lower sales volume of chargeable repairs. The cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $971,763 (11.2% of product sales) compared to $974,480 (28.6% of product sales) for the six months ended March 31, 2007. The dollar decrease was due primarily to a decrease in research and experimental material offset in part by an increase in labor cost. The percentage decrease was due to higher product sales during the first six months of the current fiscal year. The current level of product development expenditures is expected to continue during the second half of the fiscal year.

Marketing and administrative expenses were $1,825,563 for the six months ended March 31, 2008 (20.4% of total sales) versus $1,930,592 (51.7% of total sales) for the six months ended March 31, 2007. The percentage decrease was due to the increase in the level of total sales and a decrease in actual expenses during the first six months of the current fiscal year. Marketing expenses were approximately $949,000 during the first six months of the current fiscal year versus $1,114,000 for the same period a year ago. Within marketing expenses, decreases were in commissions, royalties, labor costs, outside consulting, travel expense, collection expense and advertising of approximately $55,000, $48,000, $35,000, $19,000, $12,000, $11,000 and $6,000 respectively. These decreases were offset in part by an increase in promotion expense of approximately $15,000. Administrative expenses were approximately $877,000 during the first six months of the current fiscal year versus $817,000 for the same period a year ago. The dollar increase was due primarily to increased labor costs of approximately $16,000 and an increase in a bonus provision of approximately $37,000. The current level of marketing and administrative expenses is expected to increase slightly for the remainder of the fiscal year.

Interest expense was $6,790 for the six months ended March 31, 2008, and $1,792 for the same period in 2007. This increase was due primarily to interest charges on the unused line of credit during the first half of fiscal 2008 with no interest charge calculated for the same period last fiscal year. The current level of interest expense is expected to continue for remainder of the fiscal year.

Other income of $58,986 compares with other income of $69,097 in the same period last year. Other income consists primarily of dividend income on short-term investments and interest income on cash and cash equivalents. The decrease is due primarily to no dividends earned on short-term investments during the current six month period. During the prior year approximately $40,000 of dividend income was earned on short-term investments. The decrease was offset in part by an increase in interest income and sale of scrap of approximately $20,000 and $8,000 respectively. The current level of other income is expected to decrease for the remainder of fiscal 2008 due to a lower level of cash and cash equivalents invested in interest bearing accounts.

Income taxes during the first six months of fiscal 2008 was $372,600 which compares with a recovery of income taxes of $575,700 in the first six months of fiscal 2007. During fiscal 2008 income taxes were recorded at an effective tax rate of 37% while the recovery of income taxes in fiscal 2007 was recorded at an effective tax recovery rate of 34%.

The net income for the six months ended March 31, 2008 was $634,433 compared with a net loss of $1,132,160 for the six months ended March 31, 2007. The increase in net income for the first half of fiscal 2008 is primarily the result of a higher sales volume.

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

Liquidity and Capital Resources

Total current assets were $7,717,113, $10,244,505 and $6,176,522 at March 31, 2008, September 30, 2007 and March 31, 2007, respectively. The increase of approximately $1,541,000 from March to March was due primarily to the increase in cash, accounts receivable and prepaid expenses of approximately $2,817,000, $367,000 and $29,000 respectively, offset in part by a decrease in short-term investments, inventory and deferred taxes of approximately $926,000, $582,000 and $165,000 respectively. Accounts receivable increased due to the higher sales volume in the most recent quarter while short-term investments declined due to sale of investments in September 2007. The decrease from September to March of approximately $2,527,000 was due primarily to the higher sales volume during the period and collection of accounts receivable allowing for the decrease in short-term debt and accounts payable of approximately $1,948,000 and $1,778,000 respectively. Accounts receivable and inventory declined by approximately $3,615,000 and $1,772,000 respectively, offset in part by an increase in cash and cash equivalents and prepaid expenses of approximately $2,755,000 and $104,000 respectively. The increase in cash was due primarily to the collection of accounts receivable on higher sales from the California Tank Tester program during the current six month period.

Working capital as of March 31, 2008 amounted to $7,160,680 as compared with $5,026,581 a year earlier. Current assets were 13.9 times current liabilities compared to 5.4 a year ago. The quick ratio was 7.8 compared to 1.0 a year ago.

Internally generated funds during the six months ended March 31, 2008 were $4,614,719 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures and debt payments of $41,305 and $1,947,700 respectively. The primary reasons for the positive cash flow from operations were the net income and the decrease in accounts receivable and inventory during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under its credit agreement will provide the liquidity necessary to support its current and anticipated working capital and capital expenditure requirements through the end of fiscal 2008.

Shareholders' equity during the six months ended March 31, 2008 increased by $768,907 which was the net income during the period of $634,433, sale of 17,450 shares under option of $126,889 and $7,585 of share-based compensation expense.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was extended and will expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The Company is in compliance with both loan covenants at March 31, 2008. The revolving credit facility is subject to a review by the Company's lender in 2010. The Company had no outstanding borrowings under this loan facility at March 31, 2008. During fiscal 2008 the Company's business will require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2008 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 3. Controls and Procedures.

As of March 31, 2008, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on February 20, 2008, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,754,308	5,926
T. Harold Hudson	1,699,924	60,310
James T. Martin	1,699,924	60,310
Michael L. Miller	1,699,924	60,310
Jim N. Moreland	1,699,924	60,310
Hugh S. Seaholm	1,699,924	60,310
Janet H. Slade	1,699,924	60,310

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
HICKOK INCORPORATED (Registrant)

Date: May 14, 2008	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2008	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer