Form 10QSB
period 2008-06-30
HICKOK INC
filed 2008-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____ .

Commission File No. 0-147

HICKOK INCORPORATED
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number including area code	(216) 541-8060

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

As of August 7, 2008:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___No X

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2008	2007	2008	2007
Net Sales
Product Sales	$1,579,437	$2,679,057	$10,244,285	$6,085,494
Service Sales	125,379	138,178	401,411	464,323

Total Net Sales	1,704,816	2,817,235	10,645,696	6,549,817

Costs and Expenses
Cost of Product Sold	1,102,026	1,590,039	6,002,029	3,833,884
Cost of Service Sold	165,178	118,862	453,892	462,829
Product Development	497,986	468,191	1,469,749	1,442,671
Marketing and Administrative Expenses	814,325	834,110	2,639,888	2,764,702
Interest Charges	1,580	4,387	8,370	6,179
Other <Income> Expense	<18,822>	<245,375>	<77,808>	<314,472>

Total Costs and Expenses	2,562,273	2,770,214	10,496,120	8,195,793

Income <Loss> before Provision for Income Taxes	<857,457>	47,021	149,576	<1,645,976>
Income <Recovery of> Taxes	<321,800>	15,700	50,800	<560,000>

Income <Loss> before cumulative effect of change in accounting principle	<535,657>	31,321	98,776	<1,085,976>
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	-	14,863

Net Income <Loss>	$<535,657>	$31,321	$98,776	$<1,100,839>

Earnings per Common Share:
Income <Loss> before cumulative effect of change in accounting principle	$<.43>	$.02	$.08	$<.90>
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	-	<.01>

Net Income <Loss>	$<.43>	$.02	$.08	$<.91>

Earnings per Common Share
Assuming Dilution:
Income <Loss> before cumulative effect of change in accounting principle	$<.43>	$.02	$.08	$<.90>
Cumulative effect of change in accounting for stock based compensation, net of tax of $8,000	-	-	-	<.01>

Net Income <Loss>	$<.43>	$.02	$.08	$<.91>

Dividends per Common Share	$ -0 -	$ - 0 -	$ - 0 -	$.10

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2008 (Unaudited)	September 30, 2007 (Note)	June 30, 2007 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$2,837,926	$601,979	$795,545
Short-term Investments	-	-	88,191
Trade Accounts Receivable - Net	855,907	4,623,055	2,020,481
Inventories	2,692,856	4,585,552	3,711,446
Deferred Income Taxes	354,900	354,900	578,700
Prepaid Expenses	106,551	79,019	112,688

Total Current Assets	6,848,140	10,244,505	7,307,051

Property, Plant and Equipment
Land	233,479	233,479	229,089
Buildings	1,461,892	1,461,892	1,492,161
Machinery and Equipment	2,637,809	2,524,296	2,747,424

	4,333,180	4,219,667	4,468,674

Less: Allowance for Depreciation	3,568,308	3,402,339	3,601,500

Total Property - Net	764,872	817,328	867,174

Other Assets
Deferred Income Taxes	1,639,507	1,690,307	2,133,400
Deposits	1,750	1,750	1,750

Total Other Assets	1,641,257	1,692,057	2,135,150

Total Assets	$9,254,269	$12,753,890	$10,309,375

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2008 (Unaudited)	September 30, ____2007___ (Note)	June 30, 2007 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$1,947,700	$1,098,000
Trade Accounts Payable	109,952	1,888,687	368,702
Accrued Payroll & Related Expenses	288,766	275,858	586,241
Accrued Expenses	79,263	110,543	112,946
Accrued Taxes Other Than Income	45,579	71,885	39,047
Accrued Income Taxes	<6,000>	-	106,593

Total Current Liabilities	517,560	4,294,673	2,311,529

Stockholders' Equity
Class A, $1.00 par value; authorized	793,229	766,779	762,379
3,750,000 shares; 793,229 shares outstanding (766,779 shares outstanding at September 30, 2007 and 762,379 shares outstanding at June 30, 2007) excluding 15,795 shares in treasury (15,795, September 30, 2007 and 15,795, June 30, 2007)

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Accumulated Comprehensive Income (net
of tax)	-	-	14,939
Contributed Capital	1,152,117	999,851	979,368
Retained Earnings	6,336,497	6,237,721	5,786,294

Total Stockholders' Equity	8,736,709	8,459,217	7,997,846

Total Liabilities and Stockholders' Equity	$9,254,269	$12,753,890	$10,309,375

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2008	2007

Cash Flows from Operating Activities:
Cash received from customers	$14,412,844	$8,911,719
Cash paid to suppliers and employees	<10,313,162>	<8,537,721>
Interest paid	<22,373>	<9,329>
Interest received	56,842	23,963
Income taxes <paid> refunded	<6,000>	<39,093>

Net Cash Provided By <Used In> Operating Activities	4,128,151	349,539

Cash Flows from Investing Activities:
Capital expenditures	<113,513>	<165,806>
Sale of short-term investments	-	900,273
Proceeds on sale of assets	2,000	-

Net Cash Provided By <Used In> Investing Activities	<111,513>	734,467

Cash Flows from Financing Activities:
Increase <decrease> in short-term financing	<1,947,700>	<250,000>
Sale of Class A shares under option	167,009	21,300
Dividends paid	-	<121,124>

Net Cash Provided By <Used In> Financing Activities	<1,780,691>	<349,824>

Net increase <decrease> in cash and cash equivalents	2,235,947	734,182

Cash and cash equivalents at beginning of year	601,979	61,363

Cash and cash equivalents at end of third quarter	$2,837,926	$795,545

See Notes to Consolidated Financial Statements.

	2008	2007

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$98,776	$<1,100,839>

Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	165,969	189,053
Dividends reinvested	-	<42,892>
Gain on disposal of investments	-	<233,104>
Gain on disposal of assets	<2,000>	-
Share-based compensation expense	11,707	32,802
Deferred income taxes	50,800	<568,000>
Changes in assets and liabilities:
Decrease <Increase> in trade accounts receivable	3,767,148	2,361,902
Decrease <Increase> in inventories	1,892,696	51,628
Decrease <Increase> in prepaid expenses	<27,532>	<50,939>
Increase <Decrease> in accounts payable	<1,778,735>	4,000
Increase <Decrease> in accrued payroll and related expenses	12,908	<79,812>
Increase <Decrease> in accrued expenses and accrued taxes other than income	<57,586>	<187,760>
Increase <Decrease> in accrued income taxes	<6,000>	<26,500>

Total Adjustments	4,029,375	1,450,378

Net Cash Provided By <Used In> Operating Activities	$4,128,151	$349,539

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2008

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

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

	June 30, 2008	September 30, 2007	June 30, 2007
Fair market value Mutual funds	$-	$-	$88,191
Less Cost	-	-	65,552

Gross unrealized gains (losses) on short-term investments	-	-	22,639
Deferred income taxes	-	-	7,700

Accumulated comprehensive income (net of tax)	$-	$-	$14,939

Gains (Losses):
Gross unrealized gains	$-	$-	$22,639
Gross unrealized losses	-	-	-

	$-	$-	$22,639

The following table sets forth the computation of comprehensive income:
Three Months Ended June 30,	Nine Months Ended June 30,

	2008	2007	2008	2007
Net Income <Loss>	$<535,657>	$31,321	$98,776	$<1,100,839>

Unrealized gain <loss> on investments (net of tax)	-	3,835	-	10,473
Reclassification adjustment for <gain> loss included in net earnings (net of tax)	-	<118,262>	-	<100,403>

Comprehensive Income <Loss>	$<535,657>	$<83,106>	$98,776	$<1,190,769>

Gains (Losses):
Gross realized gains	$-	$233,322	$-	$233,322
Gross realized losses	-	-	-	-

3. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2008	Sept. 30, 2007	June 30, 2007

Components	$1,749,825	$2,801,869	$2,074,084
Work-in-Process	340,760	1,260,911	1,100,149
Finished Product	602,271	522,772	537,213

	$2,692,856	$4,585,552	$3,711,446

The above amounts are net of reserve for obsolete inventory in the amount of $589,563, $472,000 and $738,736 for the periods ended June 30, 2008, September 30, 2007 and June 30, 2007 respectively.

4. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was extended and will expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The Company is in compliance with both loan covenants at June 30, 2008. The revolving credit facility is subject to a review by the Company's lender in 2010. The Company had no outstanding borrowings under this credit facility at June 30, 2008.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 73,400 Class A shares were outstanding at June 30, 2008 (93,150 shares at September 30, 2007 and 97,550 shares at June 30, 2007) at prices ranging from $3.125 to $10.50 per share. Options for 14,450 shares at prices ranging from $3.125 to $10.50  per share were exercised during the three month period ended December 31, 2007. In addition, options for 5,300 shares expired during the three month period ended December 31, 2007, at a price of $10.50 per share. No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at June 30, 2008.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 43,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 43,000 Class A shares were outstanding at June 30, 2008 (51,000 shares at September 30, 2007 and 51,000 shares at June 30, 2007) at prices ranging from $3.55 to $11.00 per share. Options for 7,000 shares at prices ranging from $3.55 to $8.50 were exercised during the three month period ended June 30, 2008. In addition, options for 5,000 shares at prices ranging from $3.55 to $12.25 were exercised during the three month period ended March 31, 2008. Options for 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2008 and March 31, 2007, at a price of $11.00 and $10.50 per share respectively. In addition, options for 2,000 and 3,000 shares expired during the three month periods ended March 31, 2008 and March 31, 2007, at $12.25 and $8.50 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 21, 2011.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2008:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 5.00	62,600	$3.79	2.4
$7.13	10,800	$7.13	.5

	73,400	$4.28

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - 5.25	16,000	$4.35	5.3	16,000	$4.35
$6.45 - 8.50	15,000	$7.35	4.3	15,000	$7.35
$10.50 -11.00	12,000	$10.75	9.3	2,000	$10.50

	43,000	$7.18		33,000	$6.09

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

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2008 and June 30, 2007 respectively $4,122 and $11,707 ; $3,463 and $9,939 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2008 and 2007 respectively: a risk free interest rate of 5.0% and 6.0%; an expected life of 10 and 10 years; an expected dividend yield of 1.1% and 1.9%; and a volatility factor of ..37 and .37.

Unissued shares of Class A common stock (571,266 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

7. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2008	2007	2008	2007
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<535,657>	$31,321	$98,776	$<1,100,839>

Shares denominator	1,244,104	1,212,498	1,236,545	1,211,663

Per share amount	$<.43>	$.02	$.08	$<.91>

Effect of Dilutive Securities
Average shares outstanding	1,244,104	1,212,498	1,236,545	1,211,663
Stock options	-	73,852	63,706	-

	1,244,104	1,286,350	1,300,251	1,211,663

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<535,657>	$31,321	$98,776	$<1,110,839>

Per share amount	$<.43>	$.02	$.08	$<.91>

Options to purchase 116,400 and 3,000 shares of common stock during the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively, at prices ranging from $3.125 to $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

During the first nine month period of fiscal 2008 all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share. During the first nine month period of fiscal 2007 options to purchase 148,550 shares of common stock, at prices ranging from $3.125 to $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2008	2007	2008	2007
Net Revenue
Indicators and Gauges	$420,379	$529,217	$1,361,055	$1,499,757
Automotive Diagnostic Tools and Equipment	1,284,437	2,288,018	9,284,641	5,050,060

	$1,704,816	$2,817,235	$10,645,696	$6,549,817

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$<73,250>	$85,327	$36,433	$32,279
Automotive Diagnostic Tools and Equipment	<438,730>	107,864	1,283,184	<782,830>
General Corporate Expenses	<345,477>	<146,170>	<1,170,041>	<895,425>

	$<857,457>	$47,021	$149,576	$<1,645,976>

Asset Information
Indicators and Gauges			$803,863	$870,447
Automotive Diagnostic Tools and Equipment			2,734,213	4,827,552
Corporate			5,716,193	4,611,376

			$9,254,269	$10,309,375

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,655,760	$2,794,721	$10,453,128	$6,315,194
Australia	-	811	12,349	48,888
Canada	48,561	18,645	115,524	92,506
England	-	-	55,472	382
Germany	-	-	4,518	84,686
Other foreign countries	495	3,058	4,705	8,161

	$1,704,816	$2,817,235	$10,645,696	$6,549,817

All export sales to Australia, Canada, England, Germany and other foreign countries are made in United States of America Dollars.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations, Third Quarter (April 1, 2008 through June 30, 2008)
Fiscal 2008 Compared to Third Quarter Fiscal 2007
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment. Revenue in this segment was $420,379 and $529,217 for the third quarter of fiscal 2008 and fiscal 2007, respectively, and $1,361,055 and $1,499,757 for the first nine months of fiscal 2008 and fiscal 2007, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $1,284,437 and $2,288,018 for the third quarter of fiscal 2008 and fiscal 2007, respectively, and $9,284,641 and $5,050,060 for the first nine months of fiscal 2008 and fiscal 2007, respectively.

Results of Operations

Product sales for the quarter ended June 30, 2008 were $1,579,437 versus $2,679,057 for the quarter ended June 30, 2007. The 41% decrease in product sales during the current quarter of approximately $1,100,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily diagnostic products to OEM's of approximately $1,030,000. Sales of other automotive diagnostic products, primarily aftermarket products which include emission products increased by approximately $32,000 while fastening system products declined by approximately $1,000. Sales of indicator products declined by approximately $101,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the fourth quarter of the fiscal year to increase slightly.

Service sales for the quarter ended June 30, 2008 were $125,379 versus $138,178 for the quarter ended June 30, 2007. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2008 was $1,102,026 (69.8% of product sales) as compared to $1,590,039 (59.4% of product sales) in the third quarter of 2007. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year.

Cost of service sold for the quarter ended June 30, 2008 was $165,178 (131.7% of service sales) as compared to $118,862 (86.0% of service sales) in the quarter ended June 30, 2007. The increase in the cost of service sold percentage was due primarily to a lower sales volume of chargeable repairs, lower plant utilization and higher warranty costs. The dollar increase was due primarily to higher volume of warranty repairs on automotive diagnostic products. The current cost of services sold percentage is expected to decrease slightly in the fourth quarter of the fiscal year.

Product development expenses were $497,986 in the third quarter of fiscal 2008 (31.5% of product sales) as compared to $468,191 (17.5% of product sales) in the third quarter of fiscal 2007. The dollar increase was due primarily to an increase in labor costs and research and experimental material. The percentage increase was due to lower product sales in the third quarter of fiscal year 2008. The current level of product development expenditures is expected to continue during the fourth quarter of the fiscal year.

Marketing and administrative expenses were $814,325 (47.8% of total sales) in the third quarter of fiscal 2008 versus $834,110 (29.6% of total sales) for the same period a year ago. The percentage increase was due to the decrease in the level of total sales for the current fiscal quarter. Marketing expenses were approximately $452,000 in the third quarter of fiscal 2008 versus $447,000 for the same period a year ago. Within marketing expenses, increases were primarily in collection expense of $15,000 and royalties of $67,000 offset in part by decreases in sales promotion of $19,000, travel expenses of $17,000, labor costs of $13,000, commissions of $10,000, consulting of $9,000 and advertising of $9,000. Administrative expenses were approximately $363,000 in the third quarter of fiscal 2008 versus $387,000 for the same period a year ago. The dollar decrease during the current fiscal quarter was due primarily to the a decrease in the previously recorded bonus provision of approximately $37,000 offset by an increase in labor costs of approximately $7,000. The current level of marketing and administrative expenses is expected to decrease slightly during the fourth quarter of the fiscal year.

Interest expense was $1,580 in the third quarter of fiscal 2008 which compares with $4,387 in the third quarter of fiscal 2007. The decrease was due to lower short-term borrowing during the third quarter of fiscal 2008. The current level of interest expense is expected to continue for the fourth quarter of the fiscal.

Other income was $18,822 in the third quarter of fiscal 2008 which compares with $245,375 in the third quarter of fiscal 2007. Other income consists primarily of realized gains on the sale of short-term investments, dividend income reinvested on short-term investments and interest income on cash and cash equivalents invested. During the third quarter of fiscal 2008 interest income was approximately $15,000 compared with $2,000 in the third quarter of fiscal 2007.  During the third quarter of fiscal 2007 a gain on the sale of short-term investments amounted to approximately $233,000. The current level of other income is expected to continue for the fourth quarter of the fiscal.

Recovery of income taxes in the third quarter of fiscal 2008 was $321,800 which compares with income taxes of $15,700 in the third quarter of fiscal 2007. During fiscal 2008 the recovery of income taxes was recorded at an effective tax recovery rate of 37% while the income taxes in fiscal 2007 was recorded at an effective tax rate of 34%.

The net loss in the third quarter of fiscal 2008 was $535,657 which compares with a net income of $31,321 in fiscal 2007. The net loss for the current quarter was primarily the result of a lower sales volume.

Unshipped customer orders as of June 30, 2008 were $960,000 versus $3,138,000 at June 30, 2007. The decrease was due primarily to decreased orders in automotive diagnostic products of $2,222,000, specifically, $1,385,000 for large OEM customers, $925,000 for emission products, offset in part by an increase of approximately $88,000 for non-emission aftermarket products. Indicators and gauges increased by approximately $44,000. The prior year backlog benefited from the balance of an order for a proprietary tool program to a large OEM of approximately $1,300,000 and initial orders for the emissions program in California of approximately $1,200,000 with no similar orders during the current period. The current level of backlog is more typical for the Company. The Company estimates that approximately 62% of the current backlog will be shipped in the last quarter of fiscal 2008.

Results of Operations, Nine Months Ended June 30, 2008
Compared to Nine Months Ended June 30, 2007

Product sales for the nine months ended June 30, 2008 were $10,244,285 versus $6,085,494 for the same period in fiscal 2007. The 68% increase in product sales during the first nine months of the current fiscal year of approximately $4,159,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily emission products of approximately $6,338,000. Fastening systems product sales increased by approximately $6,000. Sales of other automotive diagnostic products, primarily, OEM and non-emission  aftermarket products declined by approximately $1,590,000 and $453,000, respectively. Sales of indicator products decreased by approximately $142,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the fourth quarter of the fiscal year to increase slightly.

Service sales for the nine months ended June 30, 2008 were $401,411 compared with $464,323 for the same period in fiscal 2007. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $6,002,029 (58.6% of product sales) compared with $3,833,884 (63.0% of product sales) for the nine months ended June 30, 2007. The decrease in the cost of product sold percentage was due primarily to higher sales volume and a change in product mix. The cost of product sold percentage is expected to increase slightly for the balance of the fiscal year.

Cost of service sold was $453,892 (113.1% of service sales) compared with $462,829 (99.7% of service sales) for the nine months ended June 30, 2007. The increase in the cost of service sold percentage was due primarily to a lower sales volume of chargeable repairs and higher warranty costs. The dollar decrease was primarily due to a lower level of chargeable repairs in the current year. The cost of services sold percentage is expected to decrease for the balance of the fiscal year.

Product development expenses were $1,469,749 (14.3% of product sales) compared to $1,442,671 (23.7% of product sales) for the nine months ended June 30, 2007. The dollar increase was due primarily to increased labor costs. The percentage decrease was due to higher product sales in the current year. The current level of product development expenditures is expected to continue during the fourth quarter of the fiscal year.

Marketing and administrative expenses were $2,639,888 for the nine months ended June 30, 2008 (24.8% of total sales) versus $2,764,702 (42.2% of total sales) for the nine months ended June 30, 2007. The percentage decrease was due to the increase in the level of total net sales and a decrease in expenses during the first nine months of the current fiscal year. Marketing expenses were approximately $1,400,000 during the first nine months of the current fiscal year versus $1,561,000 for the same period a year ago. Within marketing expenses, decreases were in commissions, labor costs, travel expense, outside consulting, advertising and promotion expense of approximately  $65,000, $49,000, $29,000, $29,000, $15,000 and $4,000 respectively. These decreases were offset in part by an increase in royalty expense and credit and collection expense of approximately $18,000 and $5,000 respectively. Administrative expenses were approximately $1,239,000 during the first nine months of the current fiscal year versus $1,204,000 for the same period a year ago. The dollar increase during the first nine months of the current fiscal year was due primarily to increased labor costs of approximately $23,000 and repairs and maintenance on computer equipment of approximately $7,000. The current level of marketing and administrative expenses is expected to decrease slightly during the fourth quarter of the fiscal year.

Interest expense was $8,370 for the nine months ended June 30, 2008, and $6,179 for the same period in 2007. This increase was due primarily to interest charges on the unused portion of the line of credit during the first nine months of fiscal 2008 with no interest charge calculated on the unused portion for the same period last fiscal year. The current level of interest expense is expected to continue for the fourth quarter of the fiscal year.

Other income of $77,808 compares with other income of $314,472 in the same period last year. Other income consists primarily of realized gains on the sale of short-term investments, dividend income reinvested on short-term investments and interest income on cash and cash equivalents invested. The decrease is due primarily to a gain on sale of short-term investments of approximately $233,000, dividend income of $43,000 and interest income of $24,000 during fiscal 2007 which compares with $-0-, $-0- and $57,000, respectively in fiscal 2008. During fiscal 2007 all short-term investments were sold. The current level of other income is expected to continue for the fourth quarter of the fiscal.

Income taxes during the first nine months of fiscal 2008 was $50,800 which compares with a recovery of income taxes of $560,000 in the first six months of fiscal 2007. During both fiscal periods income taxes were recorded at an effective tax rate of 34%.

The net income for the nine months ended June 30, 2008 was $98,776 which compares with a net loss of $1,100,839 for the nine months ended June 30, 2007. The net income in the first nine months of fiscal 2008 was primarily the result of a higher sales volume.

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

Liquidity and Capital Resources

Total current assets were $6,848,140, $10,244,505 and $7,307,051 at June 30, 2008, September 30, 2007 and June 30, 2007, respectively. The decrease of approximately $459,000 from June to June is due primarily to decreases in short-term investments, accounts receivable, inventory and deferred taxes of approximately $88,000, $1,165,000, $1,019,000 and $224,000 respectively, offset in part by an increase in cash and cash equivalents of approximately $2,042,000. Short-term investments were sold to fund working capital needs. The decrease in accounts receivable and inventory was due primarily to a lower sales volume during the current quarter. The decrease from September 2007 to June 2008 of approximately $3,396,000 is due primarily to the decrease in accounts receivable and inventory of approximately $3,767,000 and $1,893,000 respectively, offset in part by an increase in cash and cash equivalents and prepaid expenses of approximately $2,236,000 and $28,000 respectively. The increase in cash and cash equivalents was due primarily to the collection of accounts receivable on higher sales from the California Tank Tester program during the period. Accounts receivable and inventory declined due primarily to a lower sales volume during the current quarter.

Working capital as of June 30, 2008 amounted to $6,330,580. This compares to $4,995,522 a year earlier. Current assets were 13.2 times current liabilities compared to 3.2 a year ago. The quick ratio was 7.1 compared to 1.2 a year ago.

Internally generated funds during the nine months ended June 30, 2008 were $4,128,151 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures and debt payments of $113,513 and 1,947,700 respectively. The primary reasons for the positive cash flow from operations were net income and the decrease in accounts receivable and inventory during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital and capital expenditure requirements through the end of fiscal 2008.

Shareholders' equity during the nine months ended June 30, 2008 increased by $277,492 which was the net income during the period of $98,776, sale of 26,450 Class A shares under option of $167,009 and $11,707 of share-based compensation expense.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was extended and will expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The Company is in compliance with both loan covenants at June 30, 2008. The revolving credit facility is subject to a review by the Company's lender in 2010. The Company had no outstanding borrowings under this loan facility at June 30, 2008. Whenever there may be a requirement to increase inventory in fiscal 2008 there will be a negative but temporary impact on liquidity. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 3. Controls and Procedures.

As of June 30, 2008, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
HICKOK INCORPORATED (Registrant)

Date: August 13, 2008	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 13, 2008	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer