Form 10KSB/A
period 2008-09-30
HICKOK INC
filed 2009-01-21
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Correction Memorandum

This amendment is being filed solely for the purpose of correcting Form 10-KSB, Schedule VIII - Valuation and Qualifying Accounts originally filed December 29, 2008. Inadvertently when filing Form 10-KSB various rows were missing on Schedule VIII - Valuation and Qualifying Accounts due to HyperText Markup Language tag errors. Please see attached corrected version of HICKOK INCORPORATED, SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: January 20, 2009

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2006
                                                  ------------------------------

 Reserve for doubtful accounts       $  50,000    $  22,482  (1)    $  4,244 (2)     $   1,726 (3)     $  75,000

 Reserve for inventory obsolescence  $ 425,000    $ 337,791         $      -         $  87,761 (4)     $ 675,000

 Reserve for product warranty        $  52,246    $   6,470         $      -         $  37,861         $  20,855

 Valuation allowance deferred taxes  $       -    $       -         $      -         $       -         $       -

                                                  Year Ended September 30, 2007
                                                  ------------------------------

 Reserve for doubtful accounts       $  75,000    $(69,686)  (1)    $      - (2)     $ (4,686) (3)     $  10,000

 Reserve for inventory obsolescence  $ 675,000    $ 106,259         $      -         $ 309,259 (4)     $ 472,000

 Reserve for product warranty        $  20,855    $  53,208         $      -         $  60,299         $  13,764

 Valuation allowance deferred taxes  $       -    $ 443,000         $      -         $       -         $ 443,000

                                                  Year Ended September 30, 2008
                                                  ------------------------------

 Reserve for doubtful accounts       $  10,000    $     412 (1)     $  3,504 (2)     $   3,916 (3)     $  10,000

 Reserve for inventory obsolescence  $ 472,000    $(112,601)        $      -         $ 171,399 (4)     $ 188,000

 Reserve for product warranty        $  13,764    $  99,307         $      -         $ 107,431         $   5,640

 Valuation allowance deferred taxes  $ 443,000    $ 535,000         $      -         $       -         $ 978,000

(1) Classified as bad debt expense.

(2) Recoveries on accounts charged off in prior years.

(3) Accounts charged off during year as uncollectible.

(4) Inventory charged off during the year as obsolete.