Form 10-Q
period 2008-12-31
HICKOK INC
filed 2009-02-17
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____ _ ..

Commission File No. 0-147

HICKOK INCORPORATED
_____________________________________________________________
(Exact name of registrant as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(216) 541-8060

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No_X_

As of February 9, 2009:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2008	2007
Net Sales
Product Sales	$1,063,831	$7,128,256
Service Sales	95,232	113,156

Total Net Sales	1,159,063	7,241,412

Cost and Expenses
Cost of Product Sold	787,187	3,823,656
Cost of Service Sold	89,425	103,677
Product Development	450,469	464,730
Marketing and Administrative Expenses	790,977	1,113,183
Interest Charges	1,597	3,786
Other Income	<15,239>	<21,509>

Total Costs and Expenses	2,104,416	5,487,523

Income <Loss> before Provision for Income Taxes	<945,353>	1,753,889

Provision for <Recovery of> Income Taxes	200,000	645,000

Net Income <Loss>	$<1,145,353>	$1,108,889

Earnings per Common Share:
Net Income <Loss>	$<.92>	$.90

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.92>	$.85

Dividends per Common Share	$-0-	$-0-
See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2008 (Unaudited)	September 30, 2008 (Note)	December 31, 2007 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,247,382	$1,992,558	$3,826,531
Trade Accounts Receivable-Net	532,941	850,763	1,532,395
Inventories	2,948,730	2,979,168	2,804,632
Deferred Income Taxes	104,000	104,000	354,900
Prepaid Expenses	161,800	92,197	199,761
Refundable income taxes	-	6,000	-

Total Current Assets	4,994,853	6,024,686	8,718,219

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,461,892
Machinery and Equipment	2,351,090	2,346,486	2,526,449

	4,014,287	4,009,683	4,221,820

Less: Allowance for Depreciation	3,309,174	3,266,316	3,457,663

Total Property - Net	705,113	743,367	764,157

Other Assets
Deferred Income Taxes - Net	1,541,200	1,741,200	1,045,307
Deposits	1,750	1,750	1,750

Total Other Assets	1,542,950	1,742,950	1,047,057

Total Assets	$7,242,916	$8,511,003	$10,529,433

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2008 (Unaudited)	September 30, 2008 (Note)	December 31, 2007 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$-
Trade Accounts Payable	142,505	254,479	201,997
Accrued Payroll & Related Expenses	245,993	237,119	515,579
Accrued Expenses	47,342	81,157	63,526
Accrued Taxes Other Than Income	75,951	65,892	80,718
Accrued Income Taxes	-	-	-

Total Current Liabilities	511,791	638,647	861,820

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 793,229 shares outstanding (793,229 shares outstanding at September 30, 2008 and 781,229 at December 31, 2007) excluding 15,795 shares in treasury (15,795, September 30, 2008 and December 31, 2007)	793,229	793,229	781,229

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	1,160,361	1,156,239	1,084,908
Retained Earnings	4,322,669	5,468,022	7,346,610

Total Stockholders' Equity	6,731,125	7,872,356	9,667,613

Total Liabilities and Stockholders' Equity	$7,242,916	$8,511,003	$10,529,433

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2008	2007

Cash Flows from Operating Activities:
Cash received from customers	$1,476,885	$10,332,072
Cash paid to suppliers and employees	<2,214,957>	<5,244,576>
Interest paid	-	<22,373>
Interest received	9,500	13,238
Income taxes <paid> refunded	<12,000>	-

Net Cash Provided By <Used In> Operating Activities	<740,572>	5,078,361

Cash Flows from Investing Activities:
Capital expenditures	<4,604>	<2,153>

Net Cash Provided By <Used In> Investing Activities	<4,604>	<2,153>

Cash Flows from Financing Activities:
Short-term borrowings	-	888,000
Payments on short-term borrowings	-	<2,835,700>
Sale of Class A shares under option	-	96,044

Net Cash Provided By <Used In> Financing Activities	-	<1,851,656>

Net increase <decrease> in cash and cash equivalents	<745,176>	3,224,552

Cash and cash equivalents at beginning of year	1,992,558	601,979

Cash and cash equivalents at end of first quarter	$1,247,382	$3,826,531

See Notes to Consolidated Financial Statements

	2008	2007

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<1,145,353>	$1,108,889
Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation	42,858	55,324
Share-based compensation expense	4,122	3,463
Deferred income taxes	200,000	645,000
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	317,822	3,090,660
Decrease <Increase> in inventories	30,438	1,780,920
Decrease <Increase> in prepaid expenses	<69,603>	<120,742>
Decrease <Increase> in refundable income taxes	6,000	-
Increase <Decrease> in accounts payable	<111,974>	<1,686,690>
Increase <Decrease> in accrued payroll and related expenses	8,874	239,721
Increase <Decrease> in accrued expenses and accrued taxes other than income	<23,756>	<38,184>
Increase <Decrease> in accrued income taxes	-	-

Total Adjustments	404,781	3,969,472

Net Cash Provided By <Used In> Operating Activities	$<740,572>	$5,078,361

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2008

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2008.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2008	September 30, 2008	December 31, 2007

Components	$2,179,318	$2,165,511	$1,955,602
Work-in-Process	281,444	234,500	347,211
Finished Product	487,968	579,157	501,819

	$2,948,730	$2,979,168	$2,804,632

The above amounts are net of reserve for obsolete inventory in the amount of $224,257, $188,000 and $510,706 for the periods ended December 31, 2008, September 30, 2008 and December 31, 2007 respectively.

3. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was modified effective February 1, 2009 and is set to expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $500,000. The revolving credit facility is subject to a review by the Company's lender in February 2010. The Company had no outstanding borrowings under this loan facility at December 31, 2008.

The Company's previous credit agreement with its financial lender provided for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contained affirmative covenant requirements, tested on an annual basis, that required the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allowed for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility was subject to a review by the Company's lender in 2010 but was modified effective February 1, 2009. The Company violated the tangible net worth covenant and the pre-tax interest coverage ratio covenant at September 30, 2008 due to the loss for the fiscal year and obtained a waiver from its financial lender.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 62,600 Class A shares were outstanding at December 31, 2008 (73,400 shares at September 30, 2008 and 73,400 shares at December 31, 2007) at prices ranging from $3.125 to $7.125 per share. Options for 14,450 at prices ranging from $3.125 to $10.50 per share were exercised during the three month period ended December 31, 2007. In addition, options for 10,800 at a price of $7.125 per share expired during the three month period ended December 31, 2008. Options for 5,300 at a price of $10.50 per share expired during the three month period ended December 31, 2007. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2008.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 43,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 43,000 Class A shares were outstanding at December 31, 2008 (43,000 shares at September 30, 2008 and 51,000 shares at December 31, 2007) at prices ranging from $3.55 to $12.25 per share. All outstanding options under the Directors Plans become fully exercisable on February 21, 2011.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2008:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - $3.55	47,700	$3.41	2.2
$5.00	14,900	$5.00	1.0

	62,600	$3.79

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$3.55 - $5.25	16,000	$4.35	4.8	14,000	$4.22
$6.45 - $8.50	15,000	$7.35	3.8	15,000	$7.35
$10.50 - $11.00	12,000	$10.75	8.8	2,000	$10.50

	43,000	$7.18		31,000	$6.14

On October 1, 2006, the Company adopted Statement of Financial Standards SFAS No. 123(R), Share-Based Payment, under the modified prospective method for its stock options for both employees and non-employee Directors.

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2008 $4,122 was expensed as share-based compensation. During the quarter ended December 31, 2007 $3,463 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2008 and 2007 respectively: a risk free interest rate of 5.5% and 6.0%; an expected life of 10 and 10 years; an expected dividend yield of 1.1% and 1.9%; and a volatility factor of .37 and .37.

Unissued shares of Class A common stock (560,466 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

5. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The Company adopted the provisions of this pronouncement effective October 1, 2008. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of SFAS No. 157.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by FSAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The Company adopted the provisions of this pronouncement effective October 1, 2008. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of FSAS No. 159.

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share and required reconciliations are as follows:

	Three Months ended December 31,
	2008	2007
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<1,145,353>	$1,108,889

Shares denominator	1,248,095	1,226,437

Per share amount	$<.92>	$.90

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,226,437
Stock options	-	78,624

	1,248,095	1,305,061

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<1,145,353>	$1,108,889

Per share amount	$<.92>	$.85

Options to purchase 105,600 shares of common stock during the first quarter of fiscal 2009 at prices ranging from $3.125 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2008	2007
Net Sales
Indicators and Gauges	$455,590	$432,363
Automotive Diagnostic Tools and Equipment	703,473	6,809,049

	$1,159,063	$7,241,412

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$<81,691>	$90,879
Automotive Diagnostic Tools and Equipment	<509,732>	2,270,532
General Corporate Expenses	<353,930>	<607,522>

	$<945,353>	$1,753,889

Asset Information
Indicators and Gauges	$800,395	$748,873
Automotive Diagnostic Tools and Equipment	2,674,498	3,573,499
Corporate	3,768,023	6,207,061

	$7,242,916	$10,529,433

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,117,087	$7,199,981
Canada	34,063	39,785
Other foreign countries	7,913	1,646

	$1,159,063	$7,241,412

All export sales to Canada and other foreign countries are made in United States of America Dollars.

8. Business Condition

The Company incurred large operating losses in the last two quarters as a result of decreasing sales of existing product lines and a general economic downturn. Management has implemented expense reductions during the current quarter in response to the economic downturn and uncertainty in the markets the Company serves. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. Management believes if these cost cutting measures are successful they will return the Company to profitability.

9. Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2008 through December 31, 2008)
Fiscal 2009 Compared to First Quarter Fiscal 2008
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $455,590 and $432,363 for the first quarter of fiscal 2009 and fiscal 2008, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $703,473 and $6,809,049 for the first quarter of fiscal 2009 and fiscal 2008, respectively. The decrease was due primarily to the completion of the California Evaporative Emissions Testing Program during fiscal 2008 and the negative effects of the current economic crisis on all of the Company's markets.

Results of Operations

Product sales for the quarter ended December 31, 2008 were $1,063,831 versus $7,128,256 for the quarter ended December 31, 2007. The decrease in product sales during the current quarter of approximately $6,064,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, emissions testing products of approximately $5,667,000. Sales of diagnostic products to OEM's and aftermarket products decreased by approximately $164,000 and $269,000 respectively. Indicator product sales increased by approximately $36,000. Although the current economic uncertainties make forecasting difficult product sales are expected to increase moderately during the second and third quarter of fiscal 2009.

Service sales for the quarter ended December 31, 2008 were $95,232 versus $113,156 for the quarter ended December 31, 2007. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2009 was $787,187 (74.0% of product sales) as compared to $3,823,656 (53.6% of product sales) in the first quarter of fiscal 2008. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease moderately for the balance of the fiscal year due to cost cutting measures implemented January 1, 2009 in the form of personnel and wage reductions along with other cost containment measures and moderately increased product sales.

Cost of service sold in the first quarter of fiscal 2009 was $89,425 (93.9% of service sales) as compared to $103,677 (91.6% of service sales) in the first quarter of fiscal 2008. The dollar decrease was due primarily to a lower volume of chargeable repairs. The increase in the cost of services sold percentage was primarily due to a lower plant utilization. The current cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year due to price adjustments and cost cutting measures implemented January 1, 2009 in the form of personnel and wage reductions along with other cost containment measures.

Product development expenses were $450,469 in the first quarter of fiscal 2009 (42.3% of product sales) as compared to $464,730 (6.5% of product sales) in the first quarter of fiscal 2008. The dollar decrease was due primarily to decreased labor costs and a decrease in research and experimental material. The percentage increase was due primarily to lower product sales. The current level of product development expenses is expected to decrease significantly for the balance of the fiscal year due to cost cutting measures implemented January 1, 2009 in the form of personnel and wage reductions along with other cost containment measures. The Company believes the current resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $790,977 (68.2% of total net sales) in the first quarter of fiscal 2009 versus $1,113,183 (15.4% of total net sales) for the same period a year ago. The percentage increase was due primarily to the lower level of total sales for the current quarter. Marketing expenses were approximately $423,000 in the first quarter of fiscal 2009 versus $488,000 for the same period a year ago. Within marketing expenses, commissions, royalties, advertising, promotion, travel and collection expense decreased by approximately $14,000, $4,000, $10,000, $24,000, $8,000 and $4,000 respectively. Administrative expenses were approximately $368,000 in the first quarter of fiscal 2009 versus $625,000 for the same period a year ago. The dollar decrease was due primarily to no provision for bonus during the current quarter versus a bonus provision of $224,000 during the prior year quarter. In addition, wages, professional fees, director fees and depreciation decreased approximately $4,000, $6,000, $9,000 and $6,000 respectively. The Company anticipates that variable marketing expenses will decline modestly for the remainder of fiscal 2009 due to an anticipated lower sales volume. In addition, the current level of marketing and administrative expenses are expected to decrease significantly for the remainder of the fiscal year due to cost cutting measures implemented January 1, 2009 in the form of personnel and wage reductions along with other cost containment measures.

Interest expense was $1,597 in the first quarter of fiscal 2009 which compares with $3,786 in the first quarter of fiscal 2008. The decrease in interest charges in the current quarter compared to a year ago was due to no short-term borrowing during the current fiscal year. The current year interest was a charge on the unused portion of the loan facility. The current level of interest expense is expected to increase moderately for the third and fourth quarter of the year due to expected financing requirements of anticipated orders.

Other income was $15,239 in the first quarter of fiscal 2009 which compares with $21,509 in the first quarter of fiscal 2008. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of cash available for investment during the current quarter.

Income taxes in the first quarter of fiscal 2009 was $200,000 which compares with income taxes of $645,000 in the first quarter of fiscal 2008. The $200,000 fiscal 2009 first quarter income taxes was caused by the decision to increase the Company's valuation allowance by $200,000 in light of the Company's current economic outlook. In the first quarter of fiscal 2009 recovery of income taxes was recorded at an effective tax rate of 37% offset by the increase in the valuation allowance. The effective tax rate for fiscal 2008 was 37%.

The net loss in the first quarter of fiscal 2009 was $1,145,353. The loss in fiscal 2009 was primarily the result of a lower sales volume. This compares with net income in the first quarter of fiscal 2008 of $1,108,889. Net income for the prior year quarter was primarily the result of a higher sales volume due to the California Evaporative Emissions Testing Program.

The Company has available a net operating loss carryforward and research and development credit carryforwards that begin to expire in 2015. During the first quarter of fiscal 2009 the Company recorded an increase in the valuation allowance in the amount of $550,000 due to additional losses and an increased likelihood of tax credits expiring before being utilized. During fiscal 2008 the Company recorded an increase in the valuation allowance in the amount of $535,000 due to additional losses and an increased likelihood of tax credits expiring before being utilized.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. The Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate further and future earnings are below, or are projected to be below, its current estimates. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Management projects increased sales or future cost cutting measures will generate sufficient taxable income during the carryforward period to fully realize deferred tax benefits and credits to be earned in the future.

Unshipped customer orders as of December 31, 2008 were $946,000 versus $885,000 at December 31, 2007. The increase was due primarily to increased orders for automotive diagnostic products to automotive OEM's and aftermarket products which include emissions products of $93,000 and $39,000 respectively. In addition, indicator products increased approximately $20,000. These lower levels of backlog are more typical for the Company versus the large backlog level of $5,756,000 at September 30, 2007. The Company anticipates that most of the current backlog will be shipped in fiscal 2009.

Liquidity and Capital Resources

Total current assets were $4,994,853, $6,024,686 and $8,718,219 at December 31, 2008, September 30, 2008 and December 31, 2007, respectively. The decrease of approximately $3,723,000 from December to December is due primarily to the decrease in cash and cash equivalents, accounts receivable, deferred income taxes and prepaid expenses of approximately $2,579,000, $999,000, $251,000 and $38,000 respectively, offset in part by an increase in inventories of approximately $144,000. The decrease from September 30, 2008 to December 31, 2008 is due primarily to the decrease in cash and cash equivalents, accounts receivable and inventories of $745,000, $318,000 and $30,000 respectively, offset in part by the increase in  prepaid expenses of approximately $70,000. The decreases are due primarily to a decreased sales volume in December 2008 and decreased inventory purchasing volume during the current quarter.

Working capital as of December 31, 2008 amounted to $4,483,062 as compared with $7,856,399 a year earlier. Current assets were 9.8 times current liabilities and total cash and cash equivalents and receivables were 3.5 times current liabilities. These ratios compare to 10.1 and 6.2, respectively, at December 31, 2007.

Internally generated funds during the three months ended December 31, 2008 were a negative $740,572. Capital expenditures during the period were $4,604. The primary reason for the negative cash flow from operations was the net loss and the decrease in trade accounts payable during the current quarter. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under its credit agreement will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2009.

Shareholders' equity during the three months ended December 31, 2008 decreased by $1,141,231 which was the net loss during the period of $1,145,353 and $4,122 of share-based compensation expense.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was modified effective February 1, 2009 and is set to expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $500,000. The revolving credit facility is subject to a review by the Company's lender in February 2010. Management is confident a renewal of the credit facility can be negotiated at acceptable terms. The Company had no outstanding borrowings under this loan facility at December 31, 2008. During fiscal 2009 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2009 there will be a negative but temporary impact on liquidity. As previously noted, management has implemented expense reductions during the current quarter in response to the economic downturn and uncertainty in the markets the company serves. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

The Company's previous credit agreement with its financial lender provided for a secured revolving credit facility of $2,500,000 with interest generally equal to two and one half percent per annum plus one month LIBOR. The agreement was secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contained affirmative covenant requirements, tested on an annual basis, that required the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allowed for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $1,000,000. The revolving credit facility was subject to a review by the Company's lender in 2010 but was modified effective February 1, 2009.The Company violated the tangible net worth covenant and the pre-tax interest coverage ratio covenant at September 30, 2008 due to the loss for the fiscal year and obtained a waiver from its financial lender.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis or Plan of Operation in our Form 10-KSB for the year ended September 30, 2008.

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

Item 4T. Controls and Procedures.

As of December 31, 2008, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in legal proceedings since the filing of Form 10-KSB for fiscal 2008.

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

HICKOK INCORPORATED (Registrant)

Date: February 13, 2009	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 13, 2009	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer