Form 10-Q
period 2009-03-31
HICKOK INC
filed 2009-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____ _ .

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

As of May 11, 2009:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2009	2008	2009	2008
Net Sales
Product Sales	$1,192,941	$1,536,592	$2,256,772	$8,664,848
Service Sales	142,115	162,876	237,347	276,032

Total Net Sales	1,335,056	1,699,468	2,494,119	8,940,880

Costs and Expenses
Cost of Product Sold	866,161	1,076,347	1,653,348	4,900,003
Cost of Service Sold	99,255	185,037	188,680	288,714
Product Development	337,574	507,033	788,043	971,763
Marketing and Administrative Expenses	640,840	712,380	1,431,817	1,825,563
Interest Charges	948	3,004	2,545	6,790
Other Income	<9,669>	<37,477>	<24,908>	<58,986>

Total Costs and Expenses	1,935,109	2,446,324	4,039,525	7,933,847

Income <Loss> before Provision for Income Taxes	<600,053>	<746,856>	<1,545,406>	1,007,033

Provision for (Recovery of) Income Taxes	1,645,200	<272,400>	1,845,200	372,600

Net Income <Loss>	$<2,245,253>	$<474,456>	$<3,390,606>	$634,433

Earnings per Common Share:
Net Income <Loss>	$<1.80>	$<.38>	$<2.72>	$.51

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<1.80>	$<.38>	$<2.72>	$.49

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2009 (Unaudited)	September 30, 2008 (Note)	March 31, 2008 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$772,554	$1,992,558	$3,356,582
Trade Accounts Receivable-Net	545,315	850,763	1,008,473
Inventories	2,889,236	2,979,168	2,813,943
Deferred Income Taxes	-	104,000	354,900
Prepaid Expenses	115,606	92,197	183,215
Refundable Income Taxes	-	6,000	-

Total Current Assets	4,322,711	6,024,686	7,717,113

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,461,892
Machinery and Equipment	2,381,160	2,346,486	2,565,601

	4,044,357	4,009,683	4,260,972

Less: Allowance for Depreciation	3,352,032	3,266,316	3,512,985

Total Property - Net	692,325	743,367	747,987

Other Assets
Deferred Income Taxes	-	1,741,200	1,317,707
Deposits	1,750	1,750	1,750

Total Other Assets	1,750	1,742,950	1,319,457

Total Assets	$5,016,786	$8,511,003	$9,784,557

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	March 31, 2009 (Unaudited)	September 30, 2008 (Note)	March 31, 2008 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$-
Trade Accounts Payable	177,373	254,479	110,333
Accrued Payroll & Related Expenses	270,672	237,119	361,214
Accrued Expenses	62,519	81,157	55,405
Accrued Taxes Other Than Income	16,447	65,892	35,481
Accrued Income Taxes	-	-	<6,000>

Total Current Liabilities	527,011	638,647	556,433

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 793,229 shares outstanding (793,229, September 30, 2008 and 786,229, March 31, 2008)excluding 15,795 shares in treasury (15,795, September 30, 2008 and 15,795, March 31, 2008)	793,229	793,229	786,229

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	1,164,264	1,156,239	1,114,875
Retained Earnings	2,077,416	5,468,022	6,872,154

Total Stockholders' Equity	4,489,775	7,872,356	9,228,124

Total Liabilities and Stockholders' Equity	$5,016,786	$8,511,003	$9,784,557

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2009	2008

Cash Flows from Operating Activities:
Cash received from customers	$2,799,567	$12,555,462
Cash paid to suppliers and employees	<3,990,253>	<7,954,306>
Interest paid	-	<22,373>
Interest received	17,356	41,936
Income taxes <paid> refunded	<12,000>	<6,000>

Net Cash Provided By <Used In> Operating Activities	<1,185,330>	4,614,719

Cash Flows from Investing Activities:
Capital expenditures	<34,674>	<41,305>
Proceeds on sale of assets	-	2,000

Net Cash Provided By <Used In> Investing Activities	<34,674>	<39,305>

Cash Flows from Financing Activities:
Short-term borrowings	-	888,000
Payments on short-term borrowings	-	<2,835,700>
Sale of Class A shares under option	-	126,889

Net Cash Provided By <Used In> Financing Activities	-	<1,820,811>

Net increase <decrease> in cash and cash equivalents	<1,220,004>	2,754,603

Cash and cash equivalents at beginning of year	1,992,558	601,979

Cash and cash equivalents at end of second quarter	$772,554	$3,356,582

See Notes to Consolidated Financial Statements

	2009	2008

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<3,390,606>	$634,433
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	85,716	110,646
Gain on disposal of assets	-	<2,000>
Share-based compensation expense	8,025	7,585
Deferred income taxes	1,845,200	372,600
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	305,448	3,614,582
Decrease <Increase> in inventories	89,932	1,771,609
Decrease <Increase> in prepaid expenses	<23,409>	<104,196>
Decrease <Increase> in refundable income taxes	6,000	-
Increase <Decrease> in accounts payable	<77,106>	<1,778,354>
Increase <Decrease> in accrued payroll and related expenses	33,553	85,356
Increase <Decrease> in accrued expenses and accrued taxes other than income	<68,083>	<91,542>
Increase <Decrease> in accrued income taxes	-	<6,000>

Total Adjustments	2,205,276	3,980,286

Net Cash Provided By <Used In> Operating Activities	$<1,185,330>	$4,614,719

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2008.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2009	September 30, 2008	March 31, 2008

Components	$2,237,816	$2,165,511	$1,914,804
Work-in-Process	274,609	234,500	344,920
Finished Product	376,811	579,157	554,219

	$2,889,236	$2,979,168	$2,813,943

The above amounts are net of reserve for obsolete inventory in the amount of $262,254, $188,000 and $550,629 for the periods ended March 31, 2009, September 30, 2008 and March 31, 2008 respectively.

3. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was modified effective February 1, 2009 and is set to expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $500,000. The revolving credit facility is subject to a review by the Company's lender in February 2010. The Company had no outstanding borrowings under this loan facility at March 31, 2009.

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

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 61,000 Class A shares were outstanding at March 31, 2009 (73,400 shares at September 30, 2008 and 73,400 shares at March 31, 2008) at prices ranging from $3.125 to $5.00 per share. Options for 1,600 shares at prices ranging from $3.125 to $3.55 were canceled during the three month period ended March 31, 2009. In addition, options for 10,800 shares at a price of $7.125 expired during the three month period ended December 31, 2008. Options for 14,450 shares at prices ranging from $3.125 to $10.50 per share were exercised during the three month period ended December 31, 2007. In addition, options for 5,300 shares expired during the three month period ended December 31, 2007, at a price of $10.50 per share. No other options were granted, exercised or canceled or expired during the three or six month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at March 31, 2009.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 46,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 46,000 Class A shares were outstanding at March 31, 2009 (43,000 shares at September 30, 2008 and 51,000 shares at March 31, 2008) at prices ranging from $2.50 to $11.00 per share. Options for 5,000 and 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2009 and March 31, 2008, at a price of $2.50 and $11.00 per share respectively. Options for 3,000 shares at prices ranging from $3.55 to $4.25 were exercised during the three month period ended March 31, 2008. In addition, options for 2,000 and 3,000 shares expired during the three month periods ended March 31, 2009 and March 31, 2008 at $7.125 and $12.25 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 26, 2012.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2009:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 3.55	46,100	$3.41	1.9
$5.00	14,900	$5.00	.8

	61,000	$3.80

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.50 - 5.25	21,000	$3.91	5.9	16,000	$4.35
$6.45 - 8.50	13,000	$7.39	4.1	13,000	$7.39
$10.50 - 11.00	12,000	$10.75	8.5	6,000	$10.67

	46,000	$6.68		35,000	$6.56

The Company accounts for its stock options using Statement of Financial Standards SFAS No. 123(R), Share-Based Payment, under the modified prospective method for both employees and non-employee Directors.

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2009 and 2008 respectively $3,903 and $8,025; $4,122 and $7,585 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2009 and 2008 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 1.1%; and a volatility factor of .54 and .37.

Unissued shares of Class A common stock (561,866 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share are as follows:

Three Months Ended March 31,	Six Months Ended March 31,

	2009	2008	2009	2008
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<2,245,253>	$<474,456>	$<3,390,606>	$634,433

Shares denominator	1,248,095	1,239,203	1,248,095	1,232,786

Per share amount	$<1.80>	$<.38>	$<2.72>	$.51

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,239,203	1,248,095	1,232,786
Stock options	-	-	-	62,584

	1,248,095	1,239,203	1,248,095	1,295,370

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<2,245,253>	$<474,456>	$<3,390,606>	$634,433

Per share amount	$<1.80>	$<.38>	$<2.72>	$.49

Options to purchase 107,000 and 124,400 shares of common stock during the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively, at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

During the first six month period of fiscal 2009, options to purchase 107,000 shares of common stock at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2009	2008	2009	2008
Net Revenue
Indicators and Gauges	$496,566	$508,313	$952,156	$940,676
Automotive Diagnostic Tools and Equipment	838,490	1,191,155	1,541,963	8,000,204

	$1,335,056	$1,699,468	$2,494,119	$8,940,880

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$9,353	$18,804	$<72,338>	$109,683
Automotive Diagnostic Tools and Equipment	<312,125>	<548,618>	<821,857>	1,721,914
General Corporate Expenses	<297,281>	<217,042>	<651,211>	<824,564>

	$<600,053>	$<746,856>	$<1,545,406>	$1,007,033

Asset Information
Indicators and Gauges			$863,131	$823,187
Automotive Diagnostic Tools and Equipment			2,563,476	2,985,843
Corporate			1,590,179	5,975,527

			$5,016,786	$9,784,557

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,273,130	$1,597,387	$2,390,217	$8,797,368
Australia	-	12,349	-	12,349
Canada	35,579	27,178	69,642	66,963
England	23,501	55,472	23,501	55,472
Other foreign countries	2,846	7,082	10,759	8,728

	$1,335,056	$1,699,468	$2,494,119	$8,940,880

All export sales to Australia, Canada, England and other foreign countries are made in United States of America Dollars.

8. Business Condition

The Company incurred large operating losses in the last three quarters as a result of decreasing sales of existing product lines and a general economic downturn. In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 through April 2009 the monthly savings are expected to be approximately $191,000 per month. During the period of May 2009 through September 2009 the monthly savings are expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the quarter ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

In addition, management recorded a valuation allowance on the entire balance of deferred tax assets due to the continued losses during the past three quarters, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operationg loss and research and development credit carryforwards could occur before they can be used.

9. Commitments and Contingencies

Legal Matters

The Company was a co-defendant in two suits related to aircraft product liability. Attorneys for our insurance carrier sought and obtained our removal from the (Sullivan v. Hawker Beechcraft Corp., et al) suit and a Stipulation of Dismissal of Hickok Incorporated was obtained in March 2009. The Company has not received any further communications relative to the Richard J. Dengel v. Metro Aviation Inc. case from the Montana Eighth District Court. The attorneys for our insurance carrier have advised us that we can consider the case closed pending any further communication.

In addition, the Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the company's results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2009 through March 31, 2009)
Fiscal 2009 Compared to Second Quarter Fiscal 2008
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $496,566 and $508,313 for the second quarter of fiscal 2009 and fiscal 2008, respectively and $952,156 and $940,676 for the first six months of fiscal 2009 and fiscal 2008, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $838,490 and $1,191,155 for the second quarter of fiscal 2009 and fiscal 2008, respectively, and $1,541,963 and $8,000,204 for the first six months of fiscal 2009 and fiscal 2008, respectively. The decrease was due primarily to the completion of the California Evaporative Emissions Testing Program during fiscal 2008 and the negative effects of the current economic crisis on all of the Company's markets.

Results of Operations

Product sales for the quarter ended March 31, 2009 were $1,192,941 versus $1,536,592 for the quarter ended March 31, 2008. The 22% decrease in product sales during the current quarter of approximately $344,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, emissions products of approximately $217,000. Sales of diagnostic products to OEM's and aftermarket products decreased by approximately $29,000 and $114,000 respectively. Indicator products increased by approximately $16,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the third quarter of fiscal 2009 to increase only slightly above the sales levels from the second quarter.

Service sales for the quarter ended March 31, 2009 were $142,115 versus $162,876 for the quarter ended March 31, 2008. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2009 was $866,161 (72.6% of product sales) as compared to $1,076,347 (70.0% of product sales) in the second quarter of fiscal 2008. The dollar decrease in the cost of product sold was due primarily to a lower sales volume. The increase in the cost of product sold percentage was due primarily to lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease moderately during the balance of the fiscal year due to cost cutting measures implemented January 1, 2009 along with additional personnel and wage reductions and other cost containment measures implemented May 1, 2009 and slightly increased product sales. For the quarter ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

Cost of service sold in the second quarter of fiscal 2009 was $99,255 (69.8% of service sales) as compared to $185,037 (113.6% of service sales) in the second quarter of fiscal 2008. The dollar and percentage decrease was due primarily to a lower volume of warranty repairs, price increases for certain services, and cost reductions. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year due to price adjustments and cost cutting measures implemented January 1, 2009 along with additional personnel and wage reductions and other cost containment measures implemented May 1, 2009. For the quarter ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

Product development expenses were $337,574 in the second quarter of fiscal 2009 (28.3% of product sales) as compared to $507,033 (33.0% of product sales) in the second quarter of fiscal 2008. The dollar and percentage decrease was due primarily to decreased labor costs and a decrease in research and experimental material of approximately $150,000 and $11,000 respectively. The current level of product development expenses is expected to decrease significantly for the balance of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the quarter ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop some new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $640,840 (48.0% of total sales) in the second quarter of 2009 versus $712,380 (41.9% of total sales) for the same period a year ago. The percentage increase was due primarily to the lower level of total sales for the current fiscal quarter. Marketing expenses were approximately $335,000 in the second quarter of fiscal 2009 versus $461,000 for the same period a year ago. Within marketing expenses, labor costs, travel expense, industry association dues and outside consulting expenses decreased by approximately $109,000, $7,000, $11,000 and 2,000 respectively. These decreases were offset in part by an increase in commissions and promotion of approximately $6,000 and $2,000 respectively. The dollar decrease in expenses for the current fiscal quarter was due primarily to cost cutting measures implemented January 1, 2009 in the form of personnel and wage reductions along with other cost containment measures. Administrative expenses were approximately $306,000 in the second quarter of fiscal 2009 versus $252,000 for the same period a year ago. The prior year benefited from the reversal of a previously recorded $187,000 bonus provision. The current quarter benefited from decreases in labor costs, professional fees, director fees and depreciation of approximately $86,000, $8,000, $16,000 and $6,000 respectively. The current level of marketing and administrative expenses is expected to decrease significantly for the balance of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and other cost containment measures implemented May 1, 2009. For the quarter ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

Interest expense was $948 in the second quarter of fiscal 2009 which compares with $3,004 in the second quarter of fiscal 2008. The decrease was due to interest charges on the lower credit facility unused portion during the second quarter of fiscal 2009. The credit facility was reduced from $2,500,000 to $1,000,000 on February 1, 2009. The current level of interest expense is expected to increase moderately for the third and fourth quarters of the year due to expected financing requirements of anticipated orders.

Other income was $9,669 in the second quarter of fiscal 2009 which compares with $37,477 in the second quarter of fiscal 2008. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of cash available for investment during the current period.

Income taxes in the second quarter of fiscal 2009 was $1,645,200 which compares with a recovery of income taxes of $272,400 in the second quarter of fiscal 2008. Management recorded a valuation allowance on the entire balance of deferred tax assets in the amount of $1,645,200 due to continued losses during the past three quarters, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. During fiscal 2008 the recovery of income taxes was recorded at an effective tax rate of 37%.

The net loss in the second quarter of fiscal 2009 was $2,245,253 which compares with a net loss of $474,456 in the second quarter of fiscal 2008. The net loss for the current quarter was primarily the result of the increase in the valuation allowance of $1,645,200 and a lower sales volume.

Unshipped customer orders as of March 31, 2009 were $755,000 versus $957,000 at March 31, 2008. The decrease was due primarily to decreased orders in automotive diagnostic products of approximately $104,000, specifically, $186,000 for diagnostic products to the aftermarket which include emissions products offset in part by an increase in orders for automotive diagnostic products to automotive OEM's of approximately $82,000. In addition, indicator products decreased by approximately $98,000. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2009.

Results of Operations, Six Months Ended March 31, 2009
Compared to Six Months Ended March 31, 2008

Product sales for the six months ended March 31, 2009 were $2,256,772 versus $8,664,848 for the same period in fiscal 2008. The decrease in product sales during the first six months of the current fiscal year of approximately $6,408,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, emission products of approximately $5,883,000. Sales of other automotive diagnostic products, primarily, OEM products and non-emission aftermarket products declined by approximately $183,000 and $393,000, respectively. Sales of indicator products increased by approximately $51,000. Management anticipates product sales for the third quarter to increase slightly above the sales levels of the current quarter and significantly in the fourth quarter of fiscal 2009 due to two anticipated large orders.

Service sales for the six months ended March 31, 2009 were $237,347 compared with $276,032 for the same period in fiscal 2008. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,653,348 or (73.3% of product sales) compared to $4,900,003 (56.6% of product sales) for the six months ended March 31, 2008. The dollar decrease in the cost of product sold was due primarily to a lower sales volume and expense reduction measures implemented in January 2009. The increase in the cost of product sold percentage was due primarily to lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease moderately during the balance of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and other cost containment measures implemented May 1, 2009 and increased product sales. For the six month period ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

Cost of service sold was $188,680 (79.5% of service sales) compared with $288,714 (105% of service sales) for the six months ended March 31, 2008. The dollar and percentage decrease was due primarily to a lower volume of warranty repairs, price increases for certain services,and expense reduction measures implemented in January 2009. The cost of services sold percentage is expected to continue for the balance of the fiscal year due to price adjustments and cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and other cost containment measures implemented May 1, 2009. For the six month period ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

Product development expenses were $788,043 (34.9% of product sales) compared to $971,763 (11.2% of product sales) for the six months ended March 31, 2008. The dollar decrease was due primarily to decreased labor costs and research and experimental material of approximately $153,000 and $21,000 respectively. The percentage increase was due to lower product sales during the first six months of the current fiscal year. The current level of product development expenditures is expected to decrease significantly for the balance of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and other cost containment measures implemented May 1, 2009. For the six month period ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop some new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,431,817 for the six months ended March 31, 2009 (57.4% of total sales) versus $1,825,563 (20.4% of total sales) for the six months ended March 31, 2008. The percentage increase was primarily due to the decrease in the level of total sales during the first six months of the current fiscal year. Marketing expenses were approximately $758,000 during the first six months of the current fiscal year versus $949,000 for the same period a year ago. Within marketing expenses, decreases were in labor costs, commissions, royalties, industry association dues, travel expense, promotion expense, collection expense and advertising of approximately $108,000, $7,000, $4,000, $11,000, $15,000, $21,000, $4,000 and $9,000 respectively. Administrative expenses were approximately $674,000 during the first six months of the current fiscal year versus $877,000 for the same period a year ago. The dollar decrease was due primarily to decreases in labor costs, bonus provision, professional fees, directors fees and depreciation of approximately $89,000, $37,000, $12,000, $25,000 and $12,000 respectively. The current level of marketing and administrative expenses is expected to decrease significantly for the balance of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and other cost containment measures implemented May 1, 2009. For the six month period ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

Interest expense was $2,545 for the six months ended March 31, 2009, and $6,790 for the same period in 2008. The decrease was primarily due to no short-term borrowing during the current fiscal year and interest charges on the lower credit facility unused portion during the second quarter of fiscal 2009. The credit facility was reduced from $2,500,000 to $1,000,000 on February 1, 2009. The current level of interest expense is expected to increase moderately for the third and fourth quarters of the year due to expected financing requirements of anticipated orders.

Other income of $24,908 for the six months ended March 31, 2009 compares with other income of $58,986 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of cash available for investment during the current six month period. The current level of other income is expected to decrease for the remainder of fiscal 2009 due to a lower level of cash and cash equivalents invested in interest bearing accounts.

Income taxes during the first six months of fiscal 2009 was $1,845,200 which compares with income taxes of $372,600 in the first six months of fiscal 2008. Management recorded a valuation allowance on the entire balance of deferred tax assets in the amount of $1,845,200 due to continued losses during the past three quarters, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. During fiscal 2008 income taxes were recorded at an effective tax rate of 37%.

The net loss for the six months ended March 31, 2009 was $3,390,606 compared with net income of $634,433 for the six months ended March 31, 2008. The net loss for the first half of fiscal 2009 was primarily the result of the increase in the valuation allowance of $1,645,200 and a lower sales volume. Net income for the prior year was primarily the result of a higher sales volume due to the California Evaporative Emissions Testing Program.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company's operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 through April 2009 the monthly savings are expected to be approximately $191,000 per month. During the period of May 2009 through September 2009 the monthly savings are expected to be approximately $257,000 per month. Major expense categories impacted are as follows:

Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the quarter ended March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

The Company has available a net operating loss carryforward and research and development credit carryforwards that begin to expire in 2015. During fiscal 2009 the Company recorded additional deferred tax expense in the amount of $1,845,200 due to additional losses, deterioration of the markets the Company serves, economic uncertainty, and an increased likelihood of tax credits expiring before being utilized. The Company's entire deferred tax asset of $3,348,000 has been offset by a valuation allowance of $3,348,000. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Total current assets were $4,322,711, $6,024,686 and $7,717,113 at March 31, 2009, September 30, 2008 and March 31, 2008, respectively. The decrease of approximately $3,394,000 from March to March was due primarily to the decrease in cash and cash equivalents, accounts receivable, deferred income taxes and prepaid expenses of approximately $2,584,000, $463,000, $355,000 and $67,000 respectively, offset in part by an increase in inventory of approximately $75,000. Cash and cash equivalents and accounts receivable decreased due to the lower sales volume in the most recent quarter. The decrease from September to March of approximately $1,702,000 was due primarily to the lower sales volume during the period. Cash and cash equivalents, accounts receivable and inventory declined by approximately $1,220,000, $305,000 and $90,000 respectively, offset in part by an increase in prepaid expenses of approximately $23,000. The decrease in cash and cash equivalents and accounts receivable was due primarily to the lower sales volume during the current six month period.

Working capital as of March 31, 2009 amounted to $3,795,700 as compared with $7,160,680 a year earlier. Current assets were 8.2 times current liabilities compared to 13.9 a year ago. The quick ratio was 2.5 compared to 7.8 a year ago.

Internally generated funds during the six months ended March 31, 2009 were a negative $1,185,330 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $34,674. The primary reason for the negative cash flow from operations was the net loss during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under its credit agreement will provide the liquidity necessary to support its current and anticipated working capital and capital expenditure requirements through the end of fiscal 2009.

Shareholders' equity during the six months ended March 31, 2009 decreased by $3,382,581 which was the net loss during the period of $3,390,606 and $8,025 of share-based compensation expense.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was modified effective February 1, 2009 and is set to expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $500,000. The revolving credit facility is subject to a review by the Company's lender in February 2010. Management believes a renewal of the credit facility can be negotiated at acceptable terms. The Company had no outstanding borrowings under this loan facility at March 31, 2009. During fiscal 2009 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2009 there will be a negative but temporary impact on liquidity. As previously noted, management has implemented expense reductions during the first and current quarter in response to the economic downturn and uncertainty in the markets the company serves. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 4T. Controls and Procedures.

As of March 31, 2009, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding.

The Company was a co-defendant in two suits related to aircraft product liability. Attorneys for our insurance carrier sought and obtained our removal from the (Sullivan v. Hawker Beechcraft Corp., et al) suit and a Stipulation of Dismissal of Hickok Incorporated was obtained in March 2009. The Company has not received any further communications relative to the Richard J. Dengel v. Metro Aviation Inc. case from the Montana Eighth District Court. The attorneys for our insurance carrier have advised us that we can consider the case closed pending any further communication.

In addition, the Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no other material developments in this legal proceeding since the filing of Form 10-KSB for fiscal 2008. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the company's results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on February 25, 2009, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Robert L. Bauman	1,593,380	44,439
T. Harold Hudson	1,598,494	39,325
James T. Martin	1,598,494	39,325
Michael L. Miller	1,598,494	39,325
Hugh S. Seaholm	1,598,494	39,325
Janet H. Slade	1,564,532	73,287

For information on how the votes have been tabulated for the above, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders.

Item 6. Exhibits.

Exhibit No.	Description

10	Promissory Note Modification Agreement, dated January 26, 2009, by and between the Company and National City Bank effective through February 28, 2010.

11	Statement Regarding Computation of Earnings Per share and Common Share Equivalents

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKOK INCORPORATED (Registrant)

Date: May 14, 2009	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2009	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer