Form 10-Q
period 2009-06-30
HICKOK INC
filed 2009-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 10, 2009:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2009	2008	2009	2008
Net Sales
Product Sales	$1,422,117	$1,579,437	$3,678,889	$10,244,285
Service Sales	98,916	125,379	336,263	401,411

Total Net Sales	1,521,033	1,704,816	4,015,152	10,645,696

Costs and Expenses
Cost of Product Sold	807,907	1,102,026	2,461,255	6,002,029
Cost of Service Sold	95,778	165,178	284,458	453,892
Product Development	291,698	497,986	1,079,741	1,469,749
Marketing and Administrative Expenses	566,792	814,325	1,998,609	2,639,888
Interest Charges	632	1,580	3,177	8,370
Other <Income> Expense	<6,913>	<18,822>	<31,821>	<77,808>

Total Costs and Expenses	1,755,894	2,562,273	5,795,419	10,496,120

Income <Loss> before Provision for Income Taxes	<234,861>	<857,457>	<1,780,267>	149,576
Income <Recovery of> Taxes	-	<321,800>	1,845,200	50,800

Net Income <Loss>	$<234,861>	$<535,657>	$<3,625,467>	$98,776

Earnings per Common Share:
Net Income <Loss>	$<.19>	$<.43>	$<2.90>	$.08

Earnings per Common Share
Assuming Dilution:
Net Income <Loss>	$<.19>	$<.43>	$<2.90>	$.08

Dividends per Common Share	$ -0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2009 (Unaudited)	September 30, 2008 (Note)	June 30, 2008 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$591,354	$1,992,558	$2,837,926
Trade Accounts Receivable - Net	712,383	850,763	855,907
Inventories	2,856,774	2,979,168	2,692,856
Deferred Income Taxes	-	104,000	354,900
Prepaid Expenses	83,303	92,197	106,551
Refundable Income Taxes	-	6,000	-

Total Current Assets	4,243,814	6,024,686	6,848,140

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,461,892
Machinery and Equipment	2,381,160	2,346,486	2,637,809

	4,044,357	4,009,683	4,333,180

Less: Allowance for Depreciation	3,394,890	3,266,316	3,568,308

Total Property - Net	649,467	743,367	764,872

Other Assets
Deferred Income Taxes	-	1,741,200	1,639,507
Deposits	1,750	1,750	1,750

Total Other Assets	1,750	1,742,950	1,641,257

Total Assets	$4,895,031	$8,511,003	$9,254,269

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2009 (Unaudited)	September 30, ____2008___ (Note)	June 30, 2008 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$-
Trade Accounts Payable	273,033	254,479	109,952
Accrued Payroll & Related Expenses	237,367	237,119	288,766
Accrued Expenses	94,387	81,157	79,263
Accrued Taxes Other Than Income	31,427	65,892	45,579
Accrued Income Taxes	-	-	<6,000>

Total Current Liabilities	636,214	638,647	517,560

Stockholders' Equity
Class A, $1.00 par value; authorized	793,229	793,229	793,229
3,750,000 shares; 793,229 shares outstanding (793,229 shares outstanding at September 30, 2008 and 793,229 shares outstanding at June 30, 2008) excluding 15,795 shares in treasury (15,795, September 30, 2008 and 15,795, June 30, 2008)

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Contributed Capital	1,168,167	1,156,239	1,152,117
Retained Earnings	1,842,555	5,468,022	6,336,497

Total Stockholders' Equity	4,258,817	7,872,356	8,736,709

Total Liabilities and Stockholders' Equity	$4,895,031	$8,511,003	$9,254,269

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2009	2008

Cash Flows from Operating Activities:
Cash received from customers	$4,153,532	$14,412,844
Cash paid to suppliers and employees	<5,529,836>	<10,313,162>
Interest paid	-	<22,373>
Interest received	21,774	56,842
Income taxes <paid> refunded	<12,000>	<6,000>

Net Cash Provided By <Used In> Operating Activities	<1,366,530>	4,128,151

Cash Flows from Investing Activities:
Capital expenditures	<34,674>	<113,513>
Proceeds on sale of assets	-	2,000

Net Cash Provided By <Used In> Investing Activities	<34,674>	<111,513>

Cash Flows from Financing Activities:
Short-term borrowings	-	888,000
Payments on short-term borrowings	-	<2,835,700>
Sale of Class A shares under option	-	167,009

Net Cash Provided By <Used In> Financing Activities	-	<1,780,691>

Net increase <decrease> in cash and cash equivalents	<1,401,204>	2,235,947

Cash and cash equivalents at beginning of year	1,992,558	601,979

Cash and cash equivalents at end of third quarter	$591,354	$2,837,926

See Notes to Consolidated Financial Statements

	2009	2008

Reconciliation of Net Income <Loss> to Net Cash Provided by Operating Activities:

Net Income <Loss>	$<3,625,467>	$98,776

Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	128,574	165,969
Gain on disposal of assets	-	<2,000>
Share-based compensation expense	11,928	11,707
Deferred income taxes	1,845,200	50,800
Changes in assets and liabilities:
Decrease <Increase> in trade accounts receivable	138,380	3,767,148
Decrease <Increase> in inventories	122,394	1,892,696
Decrease <Increase> in prepaid expenses	8,894	<27,532>
Increase <Decrease> in refundable income taxes	6,000	-
Increase <Decrease> in accounts payable	18,554	<1,778,735>
Increase <Decrease> in accrued payroll and related expenses	248	12,908
Increase <Decrease> in accrued expenses and accrued taxes other than income	<21,235>	<57,586>
Increase <Decrease> in accrued income taxes	-	<6,000>

Total Adjustments	2,258,937	4,029,375

Net Cash Provided By <Used In> Operating Activities	$<1,366,530>	$4,128,151

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2009

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2008.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2009	Sept. 30, 2008	June 30, 2008

Components	$1,992,252	$2,165,511	$1,749,825
Work-in-Process	412,958	234,500	340,760
Finished Product	451,564	579,157	602,271

	$2,856,774	$2,979,168	$2,692,856

The above amounts are net of reserve for obsolete inventory in the amount of $405,978, $188,000 and $589,563 for the periods ended June 30, 2009, September 30, 2008 and June 30, 2008 respectively.

3. Short-term Financing

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was modified effective February 1, 2009 and is set to expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $500,000. The revolving credit facility is subject to a review by the Company's lender in February 2010. The Company had no outstanding borrowings under this loan facility at June 30, 2009.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 61,000 Class A shares were outstanding at June 30, 2009 (73,400 shares at September 30, 2008 and 73,400 shares at June 30, 2008) at prices ranging from $3.125 to $5.00 per share. Options for 1,600 shares at prices ranging from $3.125 to $3.55 were canceled during the three month period ended March 31, 2009. In addition, options for 10,800 shares at a price of $7.125 expired during the three month period December 31, 2008. Options for 14,450 shares at prices ranging from $3.125 to $10.50 per share were exercised during the three month period ended December 31, 2007. In addition, options for 5,300 shares expired during the three month period ended December 31, 2007, at a price of $10.50 per share. No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at June 30, 2009.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 41,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 41,000 Class A shares were outstanding at June 30, 2009 (43,000 shares at September 30, 2008 and 43,000 shares at June 30, 2008) at prices ranging from $2.925 to $11.00 per share. Options for 5,000 and 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2009 and March 31, 2008, at a price of $2.925 and $11.00 per share respectively. Options for 7,000 shares at prices ranging from $3.55 to $8.50 were exercised during the three month period ended June 30, 2008. In addition, options for 5,000 shares at prices ranging from $3.55 to $12.25 were exercised during the three month period ended March 31, 2008. Options for 2,000 shares expired during each of the three month periods ended March 31, 2009 and March 31, 2008, at $7.125 and $12.25 respectively. In addition, options for 5,000 were canceled during the three month period ended June 30, 2009 at prices ranging from $5.25 to $11.00. All outstanding options under the Directors Plans become fully exercisable on February 26, 2012.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2009:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - 3.55	46,100	$3.41	1.7
$5.00	14,900	$5.00	.5

	61,000	$3.80

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	20,000	$3.95	5.6	15,000	$4.29
$6.45 - 8.50	11,000	$7.30	4.0	11,000	$7.30
$10.50 -11.00	10,000	$10.75	8.3	5,000	$10.67

	41,000	$6.51		31,000	$6.39

The Company accounts for its stock options using Statement of Financial Standards SFAS No. 123(R), Share-Based Payment, under the modified prospective method for both employees and non-employee Directors.

Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2009 and June 30, 2008 respectively $3,903 and $11,928 ; $4,122 and $11,707 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2009 and 2008 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 1.1%; and a volatility factor of .54 and .37.

Unissued shares of Class A common stock (556,866 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. The Company adopted this pronouncement effective October 1, 2008. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of SFAS No. 159.

6. Earnings per Common Share

Earnings per common share are based on the provisions of FAS Statement No. 128, "Earnings per Share." Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. The effects of applying FAS No. 128 on earnings per share are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2009	2008	2009	2008
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<234,861>	$<535,657>	$<3,625,467>	$98,776

Shares denominator	1,248,095	1,244,104	1,248,095	1,236,545

Per share amount	$<.19>	$<.43>	$<2.90>	$.08

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,244,104	1,248,095	1,236,545
Stock options	-	-	-	63,706

	1,248,095	1,244,104	1,248,095	1,300,251

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<234,861>	$<535,657>	$<3,625,467>	$98,776

Per share amount	$<.19>	$<.43>	$<2.90>	$.08

Options to purchase 102,000 and 116,400 shares of common stock during the third quarter of fiscal 2009 and the third quarter of fiscal 2008, respectively, at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

During the first nine month period of fiscal 2009 all outstanding options to purchase 102,000 shares of common stock, at prices ranging from $2.925 to $11.00 were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares. During the first nine month period of fiscal 2008 all outstanding options to purchase 116,400 shares of common stock, at prices ranging from $3.125 to $11.00 per share were included in the computation of diluted earnings.

7. Segment and Related Information

The Company has four business units which have a common management team and infrastructure that offer different products and services. The business units have been aggregated into two reportable segments: 1.) indicators and gauges and 2.) automotive related diagnostic tools and equipment.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2009	2008	2009	2008
Net Revenue
Indicators and Gauges	$379,761	$420,379	$1,331,917	$1,361,055
Automotive Diagnostic Tools and Equipment	1,141,272	1,284,437	2,683,235	9,284,641

	$1,521,033	$1,704,816	$4,015,152	$10,645,696

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$<38,445>	$<73,250>	$<110,783>	$36,433
Automotive Diagnostic Tools and Equipment	77,803	<438,730>	<744,054>	1,283,184
General Corporate Expenses	<274,219>	<345,477>	<925,430>	<1,170,041>

	$<234,861>	$<857,457>	$<1,780,267>	$149,576

Asset Information
Indicators and Gauges			$717,323	$803,863
Automotive Diagnostic Tools and Equipment			2,842,190	2,734,213
Corporate			1,335,518	5,716,193

			$4,895,031	$9,254,269

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$1,468,282	$1,655,760	$3,858,499	$10,453,128
Australia	9,850	-	9,850	12,349
Canada	35,780	48,561	105,422	115,524
England	-	-	23,501	55,472
Germany	6,731	-	9,208	4,518
Other foreign countries	390	495	8,672	4,705

	$1,521,033	$1,704,816	$4,015,152	$10,645,696

All export sales to Australia, Canada, England, Germany and other foreign countries are made in United States of America Dollars.

8. Business Condition

The Company incurred large operating losses in the last six quarters as a result of decreasing sales of existing product lines and a general economic downturn. In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 through April 2009 the monthly savings were expected to be approximately $191,000 per month. During the period of May 2009 through September 2009 the monthly savings are expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the quarter ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009.

In addition, management recorded a valuation allowance on the entire balance of deferred tax assets due to the continued losses during the past six quarters, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2009 through June 30, 2009)
Fiscal 2009 Compared to Third Quarter Fiscal 2008
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $379,761 and $420,379 for the third quarter of fiscal 2009 and fiscal 2008, respectively, and $1,331,917 and $1,361,055 for the first nine months of fiscal 2009 and fiscal 2008, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Also included in this segment are fastening control products used primarily by large manufacturers to monitor and control the "nut running process" (the controlled tightening of threaded fasteners)in assembly plants. This equipment provides high quality joint control and documentation. Revenue in this segment was $1,141,272 and $1,284,437 for the third quarter of fiscal 2009 and fiscal 2008, respectively, and $2,683,235 and $9,284,641 for the first nine months of fiscal 2009 and fiscal 2008, respectively. The decrease was due primarily to the completion of the California Evaporative Emissions Testing Program during fiscal 2008 and the negative effects of the current economic crisis on all of the Company's markets.

Results of Operations

Product sales for the quarter ended June 30, 2009 were $1,422,117 versus $1,579,437 for the quarter ended June 30, 2008. The 10% decrease in product sales during the current quarter of approximately $157,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily aftermarket products which include emissions products decreased by approximately $235,000. Sales of diagnostic products to OEM's increased by approximately $125,000. Sales of indicator products declined by approximately $47,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the fourth quarter of the fiscal year to increase significantly due to the current New Jersey emissions program order of approximately $1,100,000 and other anticipated orders.

Service sales for the quarter ended June 30, 2009 were $98,916 versus $125,379 for the quarter ended June 30, 2008. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2009 was $807,907 (56.8% of product sales) as compared to $1,102,026 (69.8% of product sales) in the third quarter of 2008. The dollar and percentage decrease in the cost of product sold was due primarily to cost cutting measures implemented in January and May of 2009 and a change in product mix. The current cost of product sold percentage is expected to decrease moderately during the fourth quarter of the fiscal year due to cost cutting measures implemented January 1, 2009 along with additional personnel and wage reductions and other cost containment measures implemented May 1, 2009 and a change in product mix. For the quarter ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

Cost of service sold for the quarter ended June 30, 2009 was $95,778 (96.8% of service sales) as compared to $165,178 (131.7% of service sales) in the quarter ended June 30, 2008. The dollar and percentage decrease was due primarily to a lower volume of warranty repairs, price increases for certain services, and cost reductions. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year due to price adjustments and cost cutting measures implemented January 1, 2009 along with additional personnel and wage reductions and other cost containment measures implemented May 1, 2009. For the quarter ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

Product development expenses were $291,698 in the third quarter of fiscal 2009 (20.5% of product sales) as compared to $497,986 (31.5% of product sales) in the third quarter of fiscal 2008. The dollar and percentage decrease was due primarily to decreased labor costs and a decrease in research and experimental material of approximately $175,000 and $7,000 respectively. The current level of product development expenses is expected to decrease slightly for the fourth quarter of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the quarter ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop some new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $566,792 (37.3% of total sales) in the third quarter of fiscal 2009 versus $814,325 (47.8% of total sales) for the same period a year ago. The percentage and dollar decrease in expenses for the current fiscal quarter was due primarily to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. Marketing expenses were approximately $286,000 in the third quarter of fiscal 2009 versus $452,000 for the same period a year ago. Within marketing expenses, labor costs, advertising, travel expenses, collection expense and consulting expenses decreased by approximately $126,000, $17,000, $15,000, $9,000 and $4,000 respectively. These decreases were offset in part by an increase in commissions and royalties of approximately $5,000 and $6,000 respectively. Administrative expenses were approximately $281,000 in the third quarter of fiscal 2009 versus $363,000 for the same period a year ago. The prior year benefited from the reversal of a previously recorded $37,000 bonus provision. The current quarter benefited primarily from decreases in labor costs, directors fees and depreciation of approximately $81,000, $8,000 and $6,000 respectively. The current level of marketing and administrative expenses is expected to decrease slightly during the fourth quarter of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009.

Interest expense was $632 in the third quarter of fiscal 2009 which compares with $1,580 in the third quarter of fiscal 2008. The decrease was due to interest charges on the lower credit facility unused portion during the third quarter of fiscal 2009. The credit facility was reduced from $2,500,000 to $1,000,000 on February 1, 2009. The current level of interest expense is expected to increase for the fourth quarter of the fiscal year due to expected financing requirements of current and anticipated orders.

Other income was $6,913 in the third quarter of fiscal 2009 which compares with $18,822 in the third quarter of fiscal 2008. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of cash available for investment during the current quarter. The current level of other income is expected to decrease for the fourth quarter of fiscal 2009 due to a lower level of cash and cash equivalents invested in interest bearing accounts.

Income taxes in the third quarter of fiscal 2009 was $-0- which compares with a recovery of income taxes of $321,800 in the third quarter of fiscal 2008. Management recorded a valuation allowance on the recovery of deferred taxes due to continued losses during the past six quarters, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. During fiscal 2008 the recovery of income taxes was recorded at an effective tax recovery rate of 37%.

The net loss in the third quarter of fiscal 2009 was $234,861 which compares with a net loss of $535,657 in fiscal 2008. The net loss for the current quarter was primarily the result of a lower sales volume.

Unshipped customer orders as of June 30, 2009 were $1,450,000 versus $960,000 at June 30, 2008. The increase was due primarily to increased orders in automotive diagnostic products of $812,000, specifically, $871,000 for emissions products, offset in part by a decrease of approximately $59,000 for non-emission aftermarket products. Indicators and gauges decreased by approximately $322,000. The current year backlog includes an order for the emissions program in the State of New Jersey of approximately $1,100,000. The Company estimates that approximately 94% of the current backlog will be shipped in the last quarter of fiscal 2009.

Results of Operations, Nine Months Ended June 30, 2009
Compared to Nine Months Ended June 30, 2008

Product sales for the nine months ended June 30, 2009 were $3,678,889 versus $10,244,285 for the same period in fiscal 2008. The decrease in product sales during the first nine months of the current fiscal year of approximately $6,565,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily emission products of approximately $6,082,000. Sales of other automotive diagnostic products, primarily, OEM and non-emission aftermarket products declined by approximately $88,000 and $400,000, respectively. Sales of indicator products increased by approximately $4,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the fourth quarter of the fiscal year to increase significantly due to the New Jersey emissions program order.

Service sales for the nine months ended June 30, 2009 were $336,263 compared with $401,411 for the same period in fiscal 2008. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,461,255 (66.9% of product sales) compared with $6,002,029 (58.6% of product sales) for the nine months ended June 30, 2008. The dollar decrease in the cost of product sold was due primarily to a lower sales volume and cost cutting measures implemented in January and May of 2009 and a change in product mix. The increase in the cost of product sold percentage was due primarily to lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease moderately during the fourth quarter of the fiscal year due to cost cutting measures implemented January 1, 2009 along with additional personnel and wage reductions and other cost containment measures implemented May 1, 2009 and a change in product mix. For the nine months ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

Cost of service sold was $284,458 (84.6% of service sales) compared with $453,892 (113.1% of service sales) for the nine months ended June 30, 2008. The dollar and percentage decrease was due primarily to a lower volume of warranty repairs, price increases for certain services, and cost reductions. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year. For the nine months ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

Product development expenses were $1,079,741 (29.3% of product sales) compared to $1,469,749 (14.3% of product sales) for the nine months ended June 30, 2008. The dollar decrease was due primarily to decreased labor costs and research and experimental material of approximately $328,000 and $21,000 respectively. The percentage increase was due to lower product sales in the current year. The current level of product development expenditures is expected to decrease moderately for the fourth quarter of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the nine months ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

Marketing and administrative expenses were $1,998,609 for the nine months ended June 30, 2009 (49.8% of total sales) versus $2,639,888 (24.8% of total sales) for the nine months ended June 30, 2008. The percentage increase was primarily due to the decrease in the level of total net sales during the first nine months of the current fiscal year. Marketing expenses were approximately $1,045,000 during the first nine months of the current fiscal year versus $1,400,000 for the same period a year ago. Within marketing expenses, decreases were in labor costs, travel expense, advertising expense, promotion expense, collection expense, consulting expense and commissions of approximately $234,000, $30,000, $26,000, $22,000, $13,000 and $5,000 and $3,000 respectively. Administrative expenses were approximately $954,000 during the first nine months of the current fiscal year versus $1,239,000 for the same period a year ago. The dollar decrease during the first nine months of the current fiscal year was due primarily to decreases in labor costs, directors fees, professional fees, data processing fees, depreciation and travel expense of approximately $165,000, $33,000, $18,000, $22,000, $18,000 and $5,000 respectively. The current level of marketing and administrative expenses is expected to decrease moderately during the fourth quarter of the fiscal year due to cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the nine months ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

Interest expense was $3,177 for the nine months ended June 30, 2009, and $8,370 for the same period in 2008. The decrease was primarily due to no short-term borrowing during the current fiscal year and interest charges on the lower credit facility unused portion during the third quarter of fiscal 2009. The credit facility was reduced from $2,500,000 to $1,000,000 on February 1, 2009. The current level of interest expense is expected to increase for the fourth quarter of the fiscal year due to expected financing requirements of current and anticipated orders.

Other income of $31,821 compares with other income of $77,808 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and proceeds from the sale of scrap mental shavings. The decrease is due primarily to a lower level of cash available for investment during the current nine months period. The current level of other income is expected to decrease for the fourth quarter of fiscal 2009 due to a lower level of cash and cash equivalents invested in interest bearing accounts.

Income taxes during the first nine months of fiscal 2009 were $1,845,200 which compares with income taxes of $50,800 in the first nine months of fiscal 2008. Management recorded a valuation allowance on the entire balance of deferred tax assets in the amount of $1,845,200 due to continued losses during the past six quarters, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. During fiscal 2008 income taxes were recorded at an effective tax rate of 34%.

The net loss for the nine months ended June 30, 2009 was $3,625,467 which compares with net income of $98,776 for the nine months ended June 30, 2008. The net loss in the first nine months of fiscal 2009 was primarily the result of the increase in the valuation allowance of $1,845,200 and a lower sales volume. Net income for the prior year was primarily the result of a higher sales volume due to the California Evaporative Emissions Testing Program.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company's operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 through April 2009 the monthly savings were expected to be approximately $191,000 per month. During the period of May 2009 through September 2009 the monthly savings are expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the quarter ended June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

The Company has available a net operating loss carryforward and research and development credit carryforwards that begin to expire in 2015. During fiscal 2009 the Company recorded additional deferred tax expense in the amount of $1,845,200 due to additional losses, deterioration of the markets the Company serves, economic uncertainty, and an increased likelihood of tax credits expiring before being utilized. The Company's entire deferred tax asset of $3,429,000 has been offset by a valuation allowance of $3,429,000. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Total current assets were $4,243,814, $6,024,686 and $6,848,140 at June 30, 2009, September 30, 2008 and June 30, 2008, respectively. The decrease of approximately $2,604,000 from June to June is due primarily to decreases in cash and cash equivalents, accounts receivable, deferred taxes and prepaid expenses of approximately $2,247,000, $144,000, $355,000 and $23,000 respectively, offset in part by an increase in inventory of approximately $164,000. Cash and cash equivalents decreased due primarily to meet the ongoing working capital needs and accounts receivable decreased due primarily to a lower sales volume during the current quarter. The decrease from September 2008 to June 2009 of approximately $1,781,000 is due primarily to the decrease in cash and cash equivalents, accounts receivable, inventory, deferred taxes and prepaid expenses of approximately $1,401,000 and $138,000, $122,000, $104,000 and $9,000 respectively. The decrease in cash and cash equivalents was due primarily to meet the ongoing working capital needs due to a lower sales volume. Accounts receivable and inventory declined due primarily to a lower sales volume during the current quarter.

Working capital as of June 30, 2009 amounted to $3,607,600. This compares to $6,330,580 a year earlier. Current assets were 6.7 times current liabilities compared to 13.2 a year ago. The quick ratio was 2.0 compared to 7.1 a year ago.

Internally generated funds during the nine months ended June 30, 2009 were a negative $1,366,530 and were not adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures $34,674. The primary reasons for the negative cash flow from operations was the net loss during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations and funds available under the Company's credit agreement, will provide the liquidity necessary to support its current and anticipated capital and capital expenditure requirements through the end of fiscal 2009.

Shareholders' equity during the nine months ended June 30, 2009 decreased by $3,613,539 which was the net loss during the period of $3,625,467 and $11,928 of share-based compensation expense.

The Company has a credit agreement with its financial lender that provides for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was modified effective February 1, 2009 and is set to expire in February 2010. The agreement is secured by the Company's accounts receivable, inventory, equipment and general intangibles. The credit agreement contains affirmative covenant requirements, tested on an annual basis, that require the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0. In addition, a borrowing base addendum generally allows for borrowing based on an amount equal to eighty five percent of eligible receivables, plus an amount equal to the lesser of either forty percent of eligible inventory or $500,000. The revolving credit facility is subject to a review by the Company's lender in February 2010. Management believes a renewal of the credit facility can be negotiated at acceptable terms. The Company had no outstanding borrowings under this loan facility at June 30, 2009. During fiscal 2009 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2009 there will be a negative but temporary impact on liquidity. As previously noted, management has implemented expense reductions during the first and second quarter in response to the economic downturn and uncertainty in the markets the company serves. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and the revolving line of credit will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 4T. Controls and Procedures.

As of June 30, 2009, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
HICKOK INCORPORATED (Registrant)

Date: August 13, 2009	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 13, 2009	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer