Form 10-K
period 2009-09-30
HICKOK INC
filed 2009-12-28
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Registrant's telephone number (216) 541-8060

Securities registered pursuant to

Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Shares, $1.00 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 15, 2009, the Registrant had 793,229 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 647,614 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of December 15, 2009, based on the closing price of $5.00 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $3,238,070. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 24, 2010.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2009.

  Table of Contents

    PART I.
      ITEM 1. BUSINESS
      ITEM 1A. RISK FACTORS
      ITEM 1B. UNRESOLVED STAFF COMMENTS
      ITEM 2. PROPERTIES
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    PART II.
      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      ITEM 6. SELECTED FINANCIAL DATA
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      ITEM 9A(T). CONTROLS AND PROCEDURES
      ITEM 9B. OTHER INFORMATION
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
      4. SHORT-TERM FINANCING
      5. LEASES
      6. STOCK OPTIONS
      7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      8. INCOME TAXES
      9. EARNINGS PER COMMON SHARE
      10. EMPLOYEE BENEFIT PLANS
      11. SEGMENT AND RELATED INFORMATION
      12. BUSINESS CONDITION
      13. COMMITMENTS AND CONTINGENCIES
      14. SUBSEQUENT EVENTS
      15. QUARTERLY DATA (UNAUDITED)
    PART III.
      ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
      ITEM 11. EXECUTIVE COMPENSATION
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
      ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    PART IV.
              ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. Since the mid 1980's the Company has focused this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. This segment represented approximately 25% of the Company's fiscal 2009 revenue.

The Company enjoyed growing success with Ford Motor Co. in the late 1980s and early 1990s ultimately resulting in OEM business representing approximately 80% of revenue. The Company recognized that customer diversification was desirable and also that much of the technology that had been developed for OEMs could have application to the non-dealer service market known as the aftermarket. Initial efforts used internal staff for sales and development efforts. After several years of modest success the Company realized that although the technology developed for OEMs applied the final product and the market development activities required were different than those for an OEM customer.

In February 1998 the Company added new products, customers and an established aftermarket sales channel with the acquisition of Waekon Industries. In addition to the acquisition of Waekon Industries, the Company embarked on development programs to design tools specifically tailored to the needs of the automotive aftermarket and develop a variety of sales channels to the market. Since the acquisition, the Company uses the Waekon name as a trademark to market its products to technicians in the automotive aftermarket and for certain emission inspection grade equipment it manufactures. Also the name Waekon-Hickok is used as a trademark for higher complexity equipment primarily aimed at automotive service shops as a shop tool. The Hickok brand is used for a family of products that are related to OEM grade tools sold to automotive dealerships and manufacturers.

The Company has developed a reputation as a quality emission testing product provider. Our reputation for innovative emissions testing products began with the patented Model FPT27 Gas Cap Tester that has been used since 2000 in numerous state programs by emissions testing equipment suppliers. In 2004 the Company developed and marketed a complete emissions testing platform for a State of Pennsylvania program. From 2002 until 2007 the Company worked with the State of California to develop a patented product for testing leaks in vehicle evaporative emissions systems. The Company began shipping the EVAP product in August 2007 and the bulk of units were shipped by December 2007. The California program implemented January 1, 2008. The emission equipment provides an on-going level of business but most programs result in large short-term revenues for the Company with some residual benefits to future years.

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

Indicators and Gauges

For over ninety-four years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 25% of the Company's sales for fiscal 2009 and 15% for fiscal 2008. An original grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. Subsequently several additional models have also been certified. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters.

Automotive Diagnostic Tools and Equipment

Since the mid 1980's the Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to several automotive OEM's, and to the aftermarket using jobbers, wholesalers and mobile distributors. Since the late 1990's sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. In fiscal 2007 and 2006 orders from a supplier to OEMs for products designed to the OEM's requirements significantly affected revenues. In fiscal 2008, 2007 and 2004 emissions products significantly affected revenues. The aftermarket accounted for approximately 37% of the Company's automotive diagnostic and specialty tool sales in fiscal 2009 and 22% for fiscal 2008. The percentage increase was primarily because there were no large OEM or Emissions orders in fiscal 2009. As a whole, automotive diagnostic tools and equipment represented approximately 75% of the Company's sales for fiscal 2009 and 85% for fiscal 2008.

The Company's primary expertise is electronic measurement of physical properties and it has cultivated a reputation for developing innovative tools for automotive diagnostics and uses that reputation as leverage when it introduces new offerings. Being innovative sometimes adds to the difficulty of training the sales channels and technician market on the benefits of the product. An example of this is the On-Car Injector Flow Bench (OCIFB), that the Company introduced several years ago to the aftermarket. Sales of the product had been slowly increasing as the market began to understand its value. In 2004 a major automotive OEM became interested in the product's ability to measure the actual flow of fuel injectors on the vehicle. By enabling the dealership technician to obtain flow information they expected to substantially reduce their "no trouble found" warranty returns of fuel injectors. A major order for the OEM's dealerships was delivered in 2006 and 2007. For two years the Company has worked on extending this product's capability to diesel and Spark Ignited Direct Injection (SIDI) fuel injection systems. The Company feels it has a unique product for these new to the North American market vehicles that will be of interest to numerous OEMs and the Aftermarket.

New Generation Star (NGS) is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles from 1992 to 2005. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. Sales of NGS both to dealerships and aftermarket customers was a major revenue source for the Company. In 2005 Ford made the decision to no longer support the NGS with software and introduced a new tool to take its place. Without access to certain Ford proprietary algorithms the Company could not maintain the tool's functionality to the standards it had been previously. In late 2006 the Company was able to license the security algorithm from Ford. By late 2007 the software the Company developed returned the NGS tool to the factory developed software level of performance. In early 2009 the Company introduced a new product called NGS Mach II that updates the hardware platform and extends the software functionality to current dealership standards while maintaining functionality for Ford vehicles back to 1984.

In addition the Company introduced NGS PC in 2007. This product is essentially a PC based implementation of the classic NGS product and is also at factory level functionality. The NGS PC only addresses OBD II vehicles dating back to 1996 which is the same vehicle coverage as the new Ford tool that replaced NGS classic. The Company is putting major marketing emphasis on the NGS products in an effort to return these products to significant revenue generators. In addition, the Company believes these products represent brand defining products and have a significant influence on the ability to sell other products to aftermarket customers.

Because of the Company's measurement technology and automotive knowledge the Company has been able to design and manufacture innovative tools for both OEMs and aftermarket customers and the Company has developed a reputation for delivering advanced tools that save expense and technician time. During the automotive and economic crisis of the past year by necessity the Company had to reduce expenses and staff to accommodate lower revenue levels. These changes will result in fewer new product developments however the Company has been cautious not to lose the expertise that enabled the “innovative” reputation. Although there are less resources, the Company is compensating by being more critical in the projects it devotes resources to in order to select those that have both OEM and aftermarket application. The Company is also making an effort to expand its product offerings to the new technologies that will effect the North American automotive and truck markets because of the strong emphasis on fuel economy and emissions.

The Company has successfully made an effort to reestablish the close association with OEMs it enjoyed in the 1980s and 1990s. The Active Fuel Injector Tester selected by GM for all their North American dealers added to both fiscal 2006 and 2007 revenues. In an effort to build on the success of the AFIT product, the Company is working closely with GM engineers to extend the applicability of the AFIT to diesel engines and the new Spark Ignited Direct Injection gasoline engines that are expected to represent a significant percentage of all manufacturers' new engine introductions in the upcoming years. The Company has worked closely with Navistar/International to develop a tool for testing fuel injectors on their engines. The efforts have resulted in patentable technology that expands the Company's potential customers to OEM and aftermarket truck servicers and addresses the emerging technologies in automotive service. The strategy is to address the newer engine technologies and strike a balance between the OEM type projects that often result in large one-time orders and aftermarket products that generally have longer product life and consistent revenue potential spread over longer time periods.

Vehicle emissions testing products are used by state inspection programs to determine if vehicles comply with environmental regulations. The Company developed a gas cap testing product in 2000 that has been very successful and is used by most emissions equipment providers as the gas cap tester in their offerings. Fiscal 2009 fourth quarter revenue was positively affected by a gas cap tester program implemented in the State of New Jersey. Fiscal 2007 fourth quarter and fiscal 2008 first quarter revenue were materially influenced by a product developed for the State of California to test the fuel system of vehicles for leaks. In California, the Company partnered with Environmental Systems Products (ESP), a major provider of emissions testing equipment. ESP provided sales and service to customers and the Company designed and manufactured the product. Both of these products incorporate patented methods for making the measurements. With the continuing attention to environmental issues in North America, the Company is optimistic that both products will contribute to future revenues. A direct correlation between the hydrocarbon emissions that these products detect and CO2 has been established by the scientific community. The Company is actively promoting this connection in an effort to enhance the probability that these kinds of testing will be incorporated in any environmental legislation that may result from concerns over CO2. The Company also remains sensitive to other measurement needs that may arise to develop products for measuring other emissions related parameters.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to several of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. However, the Company does have several basic methodology patents related to products it offers that it considers very important to future revenue. The Company currently has two important patents, the most important patent is related to the testing of evaporative emissions systems that was the basis for the Company's product offering in 2007 and 2008 for the State of California. This patent expires in the year 2022. The second patent is related to vehicle fuel cap testing that expires in 2018. The Company monitors the marketplace for infringement of its patents and intends to pursue its rights should an infringement take place. The Company is currently engaged in such a proceeding. See Item 3 Legal Proceedings. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that there is a seasonality to the automotive aftermarket revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters in this market. Orders for OEM or emissions testing products are primarily subject to customer timing requirements and have no known seasonality aspect to them. As a result, operating results can fluctuate widely from quarter to quarter and year to year. As examples, the New Jersey emissions program had a significant affect on the Company's fourth quarter results of fiscal 2009, the California evaporative emissions systems program had a significant affect on the Company's first quarter of fiscal 2008 and fourth quarter 2007 results.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

Sales to SGS Testcom, Inc. amounted to approximately 18% and sales to General Motors Corporation also accounted for approximately 8% of the consolidated sales of the Company during fiscal 2009. During the fiscal year ended September 30, 2008, sales to ESP amounted to approximately 53% and sales to General Motors Corporation accounted for approximately 7% of the consolidated sales of the Company. During the fiscal year ended September 30, 2007, sales to ESP and General Motors Corporation accounted for approximately 29% and 29% respectively of the consolidated sales of the Company. The Company has no long-term contractual relationships with SGS Testcom, Inc. or General Motors. The Company does have an exclusive supply agreement with ESP for the Tank Tester product. Several aftermarket distribution companies and several equipment OEM's have become significant sources of revenue. Sales in fiscal 2009 to SGS amounted to approximately $1,102,000 and sales to General Motors Corporation amounted to approximately $512,000. Sales to ESP amounted to approximately $6,395,000 and sales to General Motors Corporation amounted to approximately $878,000 during fiscal 2008. Sales to ESP amounted to approximately $3,620,000 and sales to General Motors Corporation amounted to approximately $3,683,000 of the consolidated sales of the Company for fiscal 2007. The Company does not feel that it is dependent on any one customer but it is dependent on sales to this class of customers.

Backlog

The Company's order backlog as of September 30, 2009 totaled $1,199,000 as compared to $794,000 as of September 30, 2008 and $5,756,000 as of September 30, 2007. The increase was due primarily to increased orders in automotive diagnostic products of $529,000, specifically, $556,000 for automotive diagnostic products to OEM's and $42,000 for non-emission aftermarket products offset in part by a decease of $69,000 for emission products. The decrease in fiscal 2008 versus 2007 was primarily due to decreased orders in automotive diagnostic products of $4,936,000, specifically, $4,867,000 for emissions products, $59,000 for automotive diagnostic products to OEM's and $10,000 for non-emission aftermarket products. Also contributing to the 2008 backlog decrease was $6,000 for indicators and gauges. The fiscal 2007 order backlog included orders for the emissions program in the State of California with no similar program in fiscal 2008. The current level of backlog is more typical for the Company than the large backlog in fiscal 2007.

Government Contract Renegotiation

No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. The amount of revenue derived from Government contracts is currently minimal and not material.

Competitive Conditions

The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Snap-On, SPX Corporation, and Bosch which dominate the available market in terms of total sales. The instrumentation industry is composed primarily of companies that specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated since 1915 and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

The Company depends on the automotive industry for sales of its OEM and aftermarket products. The Company's results of operations were adversely affected by the deterioration in the automotive industry's performance during the fiscal 2009 and 2008 years, and the Company anticipates that it will continue to face significant challenges until industry conditions improve substantially. While it has diversified its OEM projects to include emissions equipment sold to non-automotive OEMs to meet governmental testing mandates, the Company anticipates that its ability to maintain current business levels and to grow its OEM and aftermarket business will continue to depend to a significant extent on the health of the automotive industry.

Research and Development Activities

The Company expensed as incurred product development costs of $1,317,529 in 2009, $1,920,851 in 2008 and $2,020,312 in 2007. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2009 was 81 full-time employees which represents a 32% reduction from the the fiscal 2008 and 49% from the fiscal 2007 levels. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2009, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $189,000 in 2009, $248,000 in 2008, and $274,000 in 2007. Shipments to Australia, Canada, England and Germany make up the majority of export sales.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 15, 2009 the Company had facilities in the United States of America as shown below:

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

ITEM 3. LEGAL PROCEEDINGS

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation). The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech International, LLC and Delphi Corporation. The suit against the Systech International, LLC was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit. In June of 2008 Delphi Corporation was added to the suit as a defendant however the Company is currently taking steps to remove Delphi from the suit. Currently the proceedings are in the deposition stage that is expected to be completed early in the first quarter of 2010. The Company is seeking damages estimated at approximately $225,000 for the gas cap testing patent infringement and approximately $2,300,000 for the evaporative emissions testing patent infringement.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the executive officers of the Company as of September 30, 2009. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Senior Vice President of Finance and Chief Financial Officer in February 2004. Mr. Zoloty was Vice President of Finance and Chief Financial Officer since May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. Thomas Bauman was elected Senior Vice President of Sales and Marketing by the Board of Directors in February 2004. Mr. Thomas Bauman was elected Vice President of Sales and Marketing by the Board of Directors in May 1999. He joined the Company in April 1998. In 1996 and 1997 he was President and CEO of C&K Manufacturing. Mr. Robert Bauman and Mr. Thomas Bauman are brothers. Mr. William Bruner was elected Senior Vice President of Manufacturing by the Board of Directors in February 2004. Mr. Bruner was elected Vice President of Manufacturing in August 1993. He joined the Company in January 1974.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	69

Senior Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	57

Senior Vice President, Sales and Marketing	Thomas F. Bauman	66

Senior Vice President, Manufacturing	William A. Bruner	67

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) MARKET INFORMATION

During fiscal 2009 and 2008 our Class A Common Shares were traded on The Nasdaq Over-The-Counter Bulletin Board Market under the symbol HICKA.OB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2009			September 30, 2008
	HIGH	LOW	HIGH	LOW
First Quarter	8.00	3.37	17.00	10.10
Second Quarter	5.00	2.30	14.90	10.02
Third Quarter	6.00	2.50	11.00	8.75
Fourth Quarter	6.00	5.01	11.50	7.20

b) HOLDERS

As of December 15, 2009, there were approximately 274 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2009 and 2008 the Company paid no dividends on either of its Class A or Class B Common Shares. In fiscal 2007 the Company paid a special dividend of $.10 per share on its Class A and Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA

FOR THE YEARS ENDED SEPTEMBER 30
	2009	2008	2007	2006	2005

	(In Thousands of Dollars, except per share amounts)

Net Sales	$6,063	$12,070	$12,520	$15,878	$9,671

Net Income (Loss)	$(3,674)	$(770)	$(649)	$804	$(1,574)

Working Capital	$3,603	$5,386	$5,950	$6,790	$6,127

Total Assets	$4,718	$8,511	$12,754	$12,107	$10,373

Long-term Debt	$-0-	$-0-	$-0-	$-0-	$-0-

Total Stockholders' Equity	$4,214	$7,872	$8,459	$9,256	$8,565

Net Income (Loss) Per Share	$(2.94)	$(.62)	$(.53)	$.66	$(1.30)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$.10	$-0-	$.10

Class B	$-0-	$-0-	$.10	$-0-	$.10

Stockholders' Equity

Per Share:	$3.38	$6.31	$6.92	7.64	$7.07

Return on Sales	(60.6%)	(6.4%)	(5.2%)	5.1%	(16.3%)

Return on Assets	(55.6%)	(7.2%)	(5.2%)	7.2%	(14.3%)

Return on Equity	(60.8%)	(9.4%)	(7.3%)	9.0%	(16.9%)

Closing Stock Price	$5.01	$9.00	$12.75	$5.90	$4.80

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

Until the mid 1980's Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-three years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 75% of its fiscal 2009 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in electronic systems and other non-electronic systems in automobiles and trucks.

Fifteen years ago two large automotive OEM companies comprised over 80% of the company's business. A substantial portion of this business was contingent on large programs initiated by these OEM's on a year to year basis. The Company recognized that the OEM's were changing and that the likelihood of the continuation of these yearly large programs was diminishing. As a result, the Company initiated a strategy to use existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The strategy was aided by the acquisition of Waekon Industries in 1998. The Company uses Waekon as the brand of its products that are primarily intended as a technician's personal tool. The acquisition of Waekon immediately gave the Company aftermarket products and access to certain sales channels to that market.

Since the acquisition of Waekon, the Company has further expanded aftermarket sales channels and added numerous new product offerings. Those efforts caused aftermarket revenues to steadily rise and OEM dependence steadily declined until the past four years. In fiscal 2009, approximately 37% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 63% was from OEM and emissions customers. Aftermarket revenue declined from approximately $2,300,000 in fiscal 2008 to $1,668,000 in fiscal 2009 largely as a result of lower sales of the Company's NGS product. In fiscal 2008, approximately 22% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 78% was from OEM and emissions customers. Aftermarket revenue declined from approximately $2,800,000 in fiscal 2007 to $2,300,000 in fiscal 2008 largely as a result of lower sales of the Company's NGS product. In fiscal 2007, approximately 26% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 74% was from OEM and emissions customers. Although management plans to continue to pursue OEM and emissions opportunities, it believes that it must grow the aftermarket to provide a stable and predictable revenue base. Management plans to strike a balance between OEM and aftermarket product development efforts. In addition, as OEM opportunities arise they will be evaluated with a consideration as to how quickly the OEM product could be adjusted to develop a viable aftermarket product in addition to the OEM tool.

The Company also offers products for emissions testing programs. The Company's gas cap testing products have become the de facto standard of gas cap testing in the United States and most major vendors use them in their equipment when gas cap testing is specified within a state program. As a result of participation in the emissions testing market the Company developed an ability to test for leaks in vehicle evaporative systems (gas tanks) and participated in a New Jersey state emissions testing initiative in 1999 that did not result in significant sales. California announced a similar initiative in mid 2003. The Company applied for and received a patent on the methodology it developed for New Jersey and used it in the California product. In fiscal 2004 the Company signed an exclusive supply agreement with Environmental Services Products (ESP) that supplied sales, marketing, and service for the tank testing product in the state of California. During late fiscal 2007 the California emissions program implemented. The Company and its partner, ESP, captured an estimated 70% of the market. The program resulted in substantial revenues in fiscal 2008 and 2007. Emissions revenue in fiscal 2008 was approximately $6,900,000, 68% of automotive diagnostic tool revenue compared to $3,900,000 or 37% of fiscal 2007 diagnostic tool revenue. Management is hopeful that other states may follow California's success with their own evaporative emissions testing programs. Several states are considering such action but to date none have committed to such a program. New Jersey implemented a program that included gas cap testing in 2009 that resulted in revenue of approximately $1,100,000. In addition, several other states are considering new programs that may include gas cap testing.

New Generation Star (NGS) is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles from 1992 to 2005. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. Sales of NGS both to dealerships and aftermarket customers was a major revenue source for the Company. In 2005 Ford made the decision to no longer support the NGS with software and introduced a new tool to take its place. The Company decided to develop software for new vehicles itself but without access to certain Ford proprietary algorithms the Company could not maintain the tool's functionality to the standards it had been previously. In late 2006 the Company was able to license the needed security algorithm from Ford. By late 2007 the software the Company developed returned the NGS tool to the factory developed software level of performance. In early 2009 the Company introduced a new product called NGS Mach II that updates the hardware platform and appearance, and has software functionality at dealership standards that covers vehicles from 1984 to current model year. The Company introduced NGS PC in 2007. This product is a PC based implementation of the NGS product and it too is at factory level functionality however the NGS PC only addresses OBD II vehicles dating back to 1996. This is the same vehicle coverage as the new Ford tool that replaced the original NGS.

NGS product sales declined for the past four years but because the products are now updated and functionally competitive with the factory tool the Company is putting major marketing emphasis on the two NGS products in an effort to increase the revenue generated by the products. The Company also believes these products represent brand defining products and have a significant influence on the ability to sell other products to aftermarket customers.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. As an example, fiscal 2008 compared to fiscal 2007 is typical of the fluctuations these large programs can cause. The first quarter of fiscal 2008 resulted in substantial revenue growth and profitable operations because of the added revenue from the completion of the California emissions program. While the fourth quarter of fiscal 2007 resulted in substantial growth and profitable operations because of the added revenue of the start of the California emissions program. In addition, the fourth quarter of fiscal 2009 benefited from a much smaller emissions program for the State of New Jersey.

The Company's indicator product revenue decreased 14% in fiscal 2009 and the percentage of total Company revenues increased to 25% from 15% in fiscal 2008. The year to year decrease was primarily a result of the economic downturn and uncertainty in the markets the Company serves and customer delivery requirement timing. The increase in the total level of indicator product revenue percentage from 2009 versus 2008 was primarily due to the larger percentage decrease in automotive products contribution to total Company revenue. The Company's indicator product revenue decreased 4% in fiscal 2008 and the percentage of total Company revenues continued at 15% compared to fiscal 2007. The indicator product revenue percentage decrease from fiscal 2008 versus 2007 was primarily a result of customer delivery requirement timing. The Company anticipates indicator sales will continue at current levels in fiscal 2010 and into the foreseeable future. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Management implemented steps to reduce expenses in early fiscal 2009 due to the economic downturn and uncertainty in the markets the Company serves including reductions of development resources. These reductions will continue during fiscal 2010. New product development needs in fiscal 2010 will continue and management believes it can address these needs adequately. The cutbacks will slow the new product development process however the Company has taken precautions to maintain its technologies and is working on several novel products it believes will have substantial market appeal. Marketing and administration are also a significant expense. With the uncertain conditions in the aftermarket and OEM revenues for fiscal 2010 management plans to continue the expense reductions implemented in fiscal 2009 in marketing, administrative and sales related expenses including personnel rate reductions unless business recovers significantly. As revenues decline, certain variable sales related and marketing expenses such as commissions also decline.

The Company's order backlog as of September 30, 2009 totaled $1,199,000 as compared to $794,000 as of September 30, 2008 and $5,756,000 as of September 30, 2007. The increase was due primarily to increased orders in automotive diagnostic products of $529,000, specifically, $556,000 for automotive diagnostic products to OEM's and $42,000 for non-emission aftermarket products offset in part by a decrease of $69,000 for emission products. The decrease in fiscal 2008 versus 2007 was primarily due to decreased orders in automotive diagnostic products of $4,936,000, specifically, $4,867,000 for emissions products, $59,000 for automotive diagnostic products to OEM's and $10,000 for non-emission aftermarket products. Also contributing to the 2008 backlog decrease was $6,000 for indicators and gauges. The fiscal 2007 order backlog included orders for the emissions program in the State of California with no similar program in fiscal 2008. The current level of backlog is more typical for the Company than the large backlog in fiscal 2007.

Reportable Segment Information

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

Automotive Diagnostic Tools and Equipment

This segment consists primarily of products designed and manufactured to support the testing or servicing of automotive and truck systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions.

Results of Operations

Sales for the fiscal year ended September 30, 2009 decreased to $6,062,776, a decrease of approximately 50% from fiscal 2008 sales of $12,070,326. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $5,919,000. Service sales in fiscal 2009 decreased by approximately $89,000 and the reduction was volume related, compared to fiscal 2008. Product sales were $5,633,894 in fiscal 2009 compared to $11,552,499 in fiscal 2008. The decrease in product sales occurred in both the indicator and gauges segment, and the automotive diagnostic equipment segment. The dollar decreases were approximately $210,000 and $5,709,000 respectively. Within the automotive diagnostic products, emission product sales and aftermarket products decreased approximately $5,113,000 and $601,000 respectively offset by an increase in OEM products of $5,000. Fiscal 2009 benefited from a small emissions program while fiscal 2008 benefited from a large state emissions program. Fiscal 2010 product sales are expected to increase slightly due to an anticipated more favorable economic climate in the automotive and truck markets. The reduction in service sales was volume related and attributable to lower repair sales. The current level of service revenue is expected to continue for fiscal 2010.

Sales for the fiscal year ended September 30, 2008 decreased to $12,070,326, a decrease of approximately 4% from fiscal 2007 sales of $12,520,061. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $398,000. Service sales in fiscal 2008 decreased by approximately $51,000 and the reduction was volume related, compared to fiscal 2007. Product sales were $11,552,499 in fiscal 2008 compared to $11,950,863 in fiscal 2007. The decrease in product sales occurred in both the indicator and gauges segment, and the automotive diagnostic equipment segment. The dollar decreases were approximately $51,000 and $347,000 respectively. Within the automotive diagnostic products, emission product sales increased approximately $3,041,000 and aftermarket products and OEM products decreased approximately $472,000 and $2,918,000 respectively. Fiscal 2008 and 2007 benefited from a large state emissions program. The reduction in service sales was volume related and attributable to lower repair sales.

Cost of products sold in fiscal 2009 was $3,683,049 or 65.4% of net product sales compared to $6,802,006 or 58.9% of net product sales in fiscal 2008. Cost of products sold during fiscal 2007 was $7,240,071 or 60.6% of net product sales. The increase in the percentage of cost of products sold to product sales between fiscal 2009 and 2008 was due primarily to lower product sales which absorbed less of the fixed costs, a change in product mix offset in part by cost reductions. The decrease in the percentage of cost of products sold to product sales between fiscal 2008 and 2007 was due primarily to a change in product mix. The lower percentage of cost of products sold to product sales in fiscal 2007 was due primarily to higher product sales which absorbed more of the fixed costs and to a change in product mix. The cost of products sold percentage in fiscal 2010 is expected to decrease slightly due to the continuation of the cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the year ended September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

Cost of services sold in fiscal 2009 was $402,025 or 93.7% of net service sales compared to $540,896 or 104.5% respectively in fiscal 2008. Cost of services sold during fiscal 2007 was $552,313 or 97.0% of net service sales. The dollar and percentage decrease between fiscal 2009 and 2008 was due primarily to a lower volume of warranty repairs, price increases for certain services and cost reductions. The increase in the cost of services sold as a percentage of net service sales between fiscal 2008 and 2007 was due primarily to a lower sales volume for chargeable repairs and higher warranty related costs associated with certain of the automotive diagnostic products. The lower cost of service sold percentage in fiscal 2007 was due primarily to lower warranty related costs associated with certain of the automotive diagnostic products. The percentage of cost of services sold relative to net service sales is expected to decrease slightly in fiscal 2010 due to the continuation of the cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the year ended September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

 Product development expenditures in fiscal 2009 were $1,317,529 or 23.4% of product sales compared to $1,920,851 or 16.6%, respectively, in fiscal 2008. Product development expenditures during fiscal 2007 were $2,020,312 or 16.9% of product sales. The percentage increase in fiscal 2009 was due primarily to the lower level of product sales for the current fiscal year. The dollar decrease between fiscal 2009 and fiscal 2008 was due primarily to the cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. Decreases were primarily in labor costs, research and experimental material expenses and travel expenses of approximately $531,000, $52,000 and $6,000 respectively. The dollar decrease between fiscal 2008 and fiscal 2007 was due primarily to a decrease in research and experimental material expenses of approximately $101,000 offset in part by increases in wage and travel expenses of approximately $8,000 and $4,000 respectively. The Company anticipates the amount spent on product development will decrease moderately during the first and second quarter of fiscal year 2010 due to the continuation of the cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the year ended September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop a reasonable flow of new diagnostic products for both the OEM and Aftermarket customers.

Marketing and administrative expenses amounted to $2,524,914 which was 41.6% of net sales in fiscal 2009, $3,454,382 or 28.6% of net sales in fiscal 2008 and $3,630,598, or 29.0% of net sales in fiscal 2007. The percentage increase in fiscal 2009 was due primarily to the decrease in the level of total net sales for the current fiscal year. Marketing expenses were approximately $1,280,000 in fiscal year 2009 compared to $1,855,000 a year ago. Within marketing expenses, decreases were primarily in labor costs of $396,000, travel expense of $48,000, advertising of $42,000, promotion expense of $33,000, collection expense of $11,000 and commissions of $10,000. Administrative expenses were approximately $1,245,000 during the current fiscal year compared to $1,600,000 a year ago. The dollar decrease was due primarily to decreases in labor costs of $255,000, directors fees of $38,000, data processing fees of $42,000, depreciation of $14,000 and travel expense of $4,300. The decrease was offset in part by an increase in professional fees of approximately $14,000. The Company anticipates that variable marketing expenses will continue at present levels in fiscal 2010. The current level of marketing and administrative expenses is expected to decrease moderately during the first and second quarter of fiscal year 2010 due to the continuation of the cost cutting measures and wage reductions implemented January 1, 2009 along with additional personnel reductions and further cost containment measures implemented May 1, 2009. For the year ended September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and May 2009.

The percentage decrease in fiscal 2008 compared to fiscal 2007 was due to lower marketing expenses in fiscal year 2008. Marketing expenses were approximately $1,855,000 in fiscal year 2008 compared to $2,051,000 in fiscal 2007. Within marketing expenses, decreases were primarily in commissions of $84,000, wages of $82,000, outside consulting of $35,000, travel expense of $28,000 and advertising of $16,000. The decrease was offset in part by an increase in credit and collection expense of approximately $62,000. Administrative expenses were approximately $1,600,000 in fiscal year 2008 compared to $1,580,000 in fiscal 2007. The dollar increase was due primarily to an increase in wages and professional fees of approximately $16,000 and $15,000 respectively offset in part by a decrease in depreciation of approximately $13,000.

Interest charges were $3,826 in fiscal 2009 compared with $9,974 in fiscal 2008 and $49,477 in fiscal 2007. The decrease in interest charges in fiscal 2009 compared to fiscal 2008 was due to no short-term borrowings and interest charges on the lower credit facility unused portion during fiscal 2009. The credit facility was reduced from $2,500,000 to $1,000,000 on February 1, 2009 and rescinded on December 17, 2009. The decrease in interest charges in fiscal 2008 compared to fiscal 2007 was due to lower levels of short-term borrowings during fiscal 2008. The Company anticipates interest expense to increase slightly in fiscal 2010 due to anticipated short-term borrowing needs.

Other income was $39,514 in fiscal 2009 compared with $88,091 in fiscal 2008 and $346,161 in fiscal 2007. Other income in fiscal 2009 consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The decrease in fiscal 2009 compared to fiscal 2008 was due primarily to the lower level of excess cash available to invest in money market accounts and lower interest rates on the cash that was invested. Interest income declined approximately $43,000 and miscellaneous income declined $5,000. The decrease in fiscal 2008 compared to fiscal 2007 was due primarily to the absence of gains on sales of short-term investments and dividend income of approximately $252,000 and $45,000 respectively offset in part by an increase in interest income of approximately $41,000. In late fiscal 2007, the Company decided to sell all of its mutual fund investments due to the volatility of the stock market. Currently, excess cash is invested in a money market account. The Company anticipates other income to decrease significantly during fiscal 2010 due to lower level of excess cash available to invest in money market accounts and lower available interest rates on investments.

Management recorded a valuation allowance on the entire balance of deferred tax assets in the amount of $1,845,200 due to the continued losses during the past seven quarters, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. Income taxes in fiscal 2009 were $1,845,200 due to the increase in the valuation allowance on deferred income taxes of $2,505,200. This represents an effective income tax rate of 100%. Income taxes in fiscal 2008 were $200,007 which includes an increase in the valuation allowance on deferred income taxes of $535,000. This represents an effective income tax rate of 35%. The tax rate in fiscal 2008 was lower than the normal tax rate of 37% due to the recording of a valuation allowance. Income taxes in fiscal 2007 were $8,000 which includes a valuation allowance of $443,000 representing an effective income tax rate of 1%. The tax rate in fiscal 2007 was lower than the normal tax rate of 37% due to the recording of the valuation allowance. It is anticipated that the effective tax rate in fiscal 2010 will be similar to fiscal 2008. The deferred tax benefits begin to expire in 2015.

The net loss in fiscal 2009 was $3,674,253, or $2.94 per share which was an increase of $2,904,554 as compared to the net loss of $769,699, or $.62 per share in fiscal 2008. The change in fiscal 2009 versus 2008 was due primarily to the increase in the valuation allowance of $1,845,200 and the lower sales volume. In addition, fiscal 2008 benefited from the balance of the California emissions program. The net loss in fiscal 2008 was $769,699, or $.62 per share which was an increase of $120,287 as compared to the net loss of $649,412, or $.53 per share in fiscal 2007. The change in fiscal 2008 versus fiscal 2007 was due primarily to a higher tax provision. Fiscal 2008 benefited from the balance of the California emissions program. The California emissions program became official and the Company's product was certified by the State in late fiscal 2007. Although the Company had sufficient orders there was not sufficient time to produce enough product to attain a profitable fiscal 2007.

In December of 2008 management took steps to reduce direct and non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 and continuing through April 2009 the monthly savings were expected to be approximately $191,000 per month. During the period of May 2009 through September 2009 the monthly savings were expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the year ended September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009.

The Company has available a net operating loss carryforward of approximately $3,700,000 and research and development credit carryforwards of approximately $1,600,000 that begin to expire in 2015. During fiscal 2009 the Company recorded additional deferred tax expense in the amount of $1,845,200 due to additional losses, deterioration of the markets the Company serves, economic uncertainty, and an increased likelihood of tax credits expiring before being utilized. The Company's entire deferred tax asset of $3,483,200 has been offset by a valuation allowance of $3,483,200. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $4,106,654 at September 30, 2009 were 8.1 times current liabilities and the total of cash and cash equivalents and receivables was 3.7 times current liabilities. These ratios compare to 9.4 and 4.5 respectively at the end of fiscal 2008. Total current assets decreased by approximately $1,918,000 from the previous year end due primarily to a decrease in cash and cash equivalents, inventory and deferred income taxes of approximately $1,276,000, $795,000 and $104,000 respectively. The decrease was offset in part by an increase in accounts receivable of approximately $279,000. The increase in accounts receivable was due primarily to a higher sales volume in the fourth quarter of fiscal 2009 versus fiscal 2008. Inventory decreased due primarily to lower production levels during the current year and deferred taxes decreased due to an increase in the valuation allowance.

Working capital at September 30, 2009 was $3,602,620 as compared to $5,386,039 a year ago. The decrease of approximately $1,783,000 was due primarily to a decrease in cash and cash equivalents, inventory, prepaid expenses and deferred income taxes of approximately $1,276,000, $795,000, $23,000 and $104,000 respectively. In addition, accounts payable and accrued payroll and related expenses decreased approximately $97,000 and $98,000 respectively, offset in part by an increase in accounts receivable of approximately $279,000. The increase in accounts receivable was due primarily to the higher accounts receivable balance from the New Jersey emissions program shipments in the fourth quarter of fiscal 2009. Inventory decreased due to lower production levels in the current year.

Internally generated funds in fiscal 2009 were a negative $1,241,018 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $34,674. The primary reason for the negative cash flow from operations in fiscal 2009 was the net loss of $3,674,253. The negative cash flow was financed through internally generated funds from fiscal 2008. Internally generated funds in fiscal 2008 were $3,296,780 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $127,510. The primary reason for the positive cash flow from operations in fiscal 2008 was the reduction in accounts receivable and inventory of $3,772,292 and $1,606,384 respectively offset in part by the net loss of $769,699 and a $1,634,208 reduction in trade payables. Internally generated funds in fiscal 2007 were a negative $816,918 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $150,142. The primary reason for the negative cash flow from operations in fiscal 2007 was the net loss of $649,412 and an increase in accounts receivable and inventory of $240,672 and $822,478 respectively. Also contributing to the negative cash flow was a decrease in accrued payroll and related expenses and accrued expenses of $390,195 and $157,325 respectively. The negative cash flow was financed through short-term borrowings with the Company's lender. The Company expects internally generated funds in fiscal 2010 from operating activities to be adequate to fund approximately $45,000 of capital expenditures. Most of the capital expenditures will be made to upgrade information technology and manufacturing equipment.

The Company had a credit agreement with its financial lender that was rescinded on December 17, 2009. The rescinded agreement provided for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was set to expire in February 2010. The agreement was secured by the Company's accounts receivable, inventory, equipment and general intangibles. In addition, the credit agreement contained affirmative covenant requirements, tested on an annual basis, that required the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0 which were violated due to operating losses. The Company was unable to obtain waivers on the violated covenants from its financial lender. The Company had no outstanding borrowings under this loan facility since November 2007. During fiscal 2010 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2010 there will be a negative but temporary impact on liquidity. As previously noted, management has implemented expense reductions during fiscal 2009 in response to the economic downturn and uncertainty in the markets the Company serves. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds will provide sufficient liquidity to meet ongoing working capital requirements. In addition, the Company is currently evaluating other short-term financing alternatives but there can be no assurance that such arrangements will be available.

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

Deferred Taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting. Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers and the automotive industry, (b) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products and indicating instrument products, (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (e) the Company's ability to capitalize on market opportunities including state automotive emissions programs and OEM tool programs, and (f) the Company's ability to obtain cost effective financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company had no outstanding balance on its revolving credit facility at September 30, 2009. Prior to its rescindment on December 17, 2009 the facility was subject to a variable rate of interest based on the LIBOR rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal. In addition, the Company maintains investments in a number of mutual funds from time to time. These funds are subject to normal equity market fluctuations. The Company believes the equity market fluctuation risk is acceptable because the funds can be sold on demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheet of HICKOK INCORPORATED as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

DECEMBER 17, 2009
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$716,866	$1,992,558
Accounts receivable-less allowance for	1,129,588	850,763
doubtful accounts of $10,000 ($10,000, 2008)
Inventories-less allowance for obsolete	2,184,648	2,979,168
inventory of $455,000 ($188,000, 2008)
Deferred income taxes-less valuation allowance of $178,600 ($-0-, 2008)	-	104,000
Prepaid expenses	75,552	92,197
Refundable income taxes	-	6,000

Total Current Assets	4,106,654	6,024,686

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,429,718	1,429,718
Machinery and equipment	2,327,551	2,346,486

	3,990,748	4,009,683
Less accumulated depreciation	3,380,938	3,266,316

	609,810	743,367

OTHER ASSETS:
Deferred income taxes-less valuation allowance of $3,304,600 ($978,000, 2008)	-	1,741,200
Deposits	1,750	1,750

	1,750	1,742,950

Total Assets	$4,718,214	$8,511,003

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
	2009	2008

CURRENT LIABILITIES:
Accounts payable	$157,327	$254,479
Accrued payroll and related expenses	139,342	237,119
Accrued expenses	131,535	81,157
Accrued taxes other than income	71,870	65,892
Accrued income taxes	3,960	-

Total Current Liabilities	504,034	638,647

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 809,024 shares
issued (809,024 shares 2008)	793,229	793,229
Class B 1,000,000 convertible shares authorized,
475,533 shares issued	454,866	454,866
Contributed capital	1,833,992	1,817,915
Treasury shares - 15,795 (2009 and 2008)
Class A shares and 20,667 (2009 and 2008)
Class B shares	(661,676)	(661,676)
Retained earnings	1,793,769	5,468,022

Total Stockholders' Equity	4,214,180	7,872,356

Total Liabilities and Stockholders' Equity	$4,718,214	$8,511,003

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2009	2008	2007

NET SALES:
Product sales	$5,633,864	$11,552,499	$11,950,863
Service sales	428,912	517,827	569,198

Total Net Sales	6,062,776	12,070,326	12,520,061

COSTS AND EXPENSES:
Cost of product sold	3,683,049	6,802,006	7,240,071
Cost of services sold	402,025	540,896	552,313
Product development	1,317,529	1,920,851	2,020,312
Marketing and administrative	2,524,914	3,454,382	3,630,598
expenses
Interest charges	3,826	9,974	49,477
Other income	(39,514)	(88,091)	(346,161)

Total Costs and Expenses	7,891,829	12,640,018	13,146,610

Loss before Provision for Income Taxes	(1,829,053)	(569,692)	(626,549)
Provision For (Recovery Of) Income Taxes:
Current	-	-	(106,593)
Deferred	1,845,200	200,007	114,593

	1,845,200	200,007	8,000

Loss before
cumulative effect of change in accounting principle	$(3,674,253)	$(769,699)	$(634,549)
Cumulative effect of change
in accounting for stock based compensation, net of tax of $8,000	-	-	14,863

Net Loss	$(3,674,253)	$(769,699)	$(649,412)

Loss per Common
share before cumulative effect of change in accounting principle	$(2.94)	$(.62)	$(.52)
Cumulative effect of change
in accounting for stock based compensation, net of tax of $8,000	-	-	(.01)

NET LOSS PER COMMON SHARE - BASIC	$(2.94)	$(.62)	$(.53)

Loss per Common
share assuming dilution:
Loss per Common
share before cumulative effect of change in accounting principle	$(2.94)	$(.62)	$(.52)
Cumulative effect of change
in accounting for stock based compensation, net of tax of $8,000	-	-	(.01)

NET LOSS PER COMMON SHARE - DILUTED	$(2.94)	$(.62)	$(.53)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,248,095	1,239,449	1,213,984

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007
		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	ACCUMULATED COMPREHEN- SIVE INCOME	TREASURY SHARES	TOTAL	COMPREHEN- SIVE INCOME

Balance at September 30, 2006	$7,008,257	$756,379	$454,866	$1,592,942	$104,869	$(661,676)	$9,255,637	-

Unrealized Gain on Investments and Reclassification adjustment for gain/loss included in net earnings (see note 3) (net of tax)	-	-	-	-	(104,869)	-	(104,869)	(104,869)

Sale of Class A shares under option	-	10,400	-	32,320	-	-	42,720	-

Cumulative effect of change in accounting for stock based compensation	-	-	-	22,863	-	-	22,863	-

Share-based compensation expense	-	-	-	13,402	-	-	13,402	-

Dividend of $.10 per Class A and B shares	(121,124)	-	-	-	-	-	(121,124)	-

Net Loss	(649,412)	-	-	-	-	-	(649,412)	(649,412)

Balance at September 30, 2007	$6,237,721	$766,779	$454,866	$1,661,527	$ -	$(661,676)	$8,459,217	$(754,281)

Sale of Class A shares under option	-	26,450	-	140,559	-	-	167,009	-

Share-based compensation expense	-	-	-	15,829	-	-	15,829	-

Net Loss	(769,699)	-	-	-	-	-	(769,699)	(769,699)

Balance at September 30, 2008	$5,468,022	$793,229	$454,866	$1,817,915	-	$(661,676)	$7,872,356	$(769,699)

Share-based compensation expense	-	-	-	16,077	-	-	16,077	-

Net Loss	(3,674,253)	-	-	-	-	-	(3,674,253)	(3,674,253)

Balance at September 30, 2009	$1,793,769	$793,229	$454,866	$1,833,992	-	$(661,676)	$4,214,180	$(3,674,253)

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$5,783,951	$15,842,618	$12,279,389
Cash paid to suppliers and employees	(7,043,959)	(12,576,618)	(13,056,172)
Interest paid	(3,826)	(28,562)	(38,328)
Interest received	22,816	65,342	24,693
Income taxes (paid) refunded	-	(6,000)	(26,500)

Net Cash Provided by (Used in) Operating Activities	(1,241,018)	3,296,780	(816,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,674)	(127,510)	(150,142)
Proceeds on sale of assets	-	2,000	-
Purchase of short-term investments	-	-	(900,247)
Sale of short-term investments	-	-	1,886,627

Net Cash Provided by (Used in) Investing Activities	(34,674)	(125,510)	836,238

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	-	888,000	4,940,200
Payments on short-term borrowings	-	(2,835,700)	(4,340,500)
Sale of Class A shares under option	-	167,009	42,720
Dividends paid	-	-	(121,124)

Net Cash Provided by (Used in) Financing Activities	-	(1,780,691)	521,296

Increase (Decrease) in Cash and Cash Equivalents	(1,275,692)	1,390,579	540,616

Cash and Cash Equivalents at Beginning of Year	1,992,558	601,979	61,363

Cash and Cash Equivalents at End of Year	$716,866	$1,992,558	$601,979

See accompanying summary of accounting policies and notes to financial statements.

	2009	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Loss	$(3,674,253)	$(769,699)	$(649,412)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	167,492	196,490	221,160
Dividends reinvested	-	-	(45,008)
Gain on disposal of investments	-	-	(251,543)
(Gain)Loss on disposal of assets	739	2,981	2,075
Cumulative effect of change in accounting principle	-	-	22,863
Share-based compensation expense	16,077	15,829	13,402
Deferred income taxes	1,845,200	200,007	106,593
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(278,825)	3,772,292	(240,672)
Decrease (Increase) in inventories	794,520	1,606,384	(822,478)
Decrease (Increase) in prepaid expenses	16,645	(13,178)	(17,270)
Decrease (Increase) in refundable income taxes	6,000	(6,000)	-
Increase (Decrease) in accounts payable	(97,152)	(1,634,208)	1,523,985
Increase (Decrease) in accrued payroll and related expenses	(97,777)	(38,739)	(390,195)
Increase (Decrease) in other accrued expenses and accrued taxes other than income	56,356	(35,379)	(157,325)
Increase (Decrease) in accrued income taxes	3,960	-	(133,093)

Total Adjustments	2,433,235	4,066,479	(167,506)

Net Cash Provided by (Used in) Operating Activities	$(1,241,018)	$3,296,780	$(816,918)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2009, 2008 AND 2007

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

Product Classes	2009	2008	2007

Automotive Test Equipment	74.6%	85.2%	85.1%
Indicating Instruments	25.4	14.8	14.9

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 89% of outstanding receivables at September 30, 2009 (66% in 2008). Sales to three customers approximated $512,000, $419,000 and $1,102,000 (2009), $878,000, $6,395,000 and $0 (2008), $3,683,000, $3,620,000 and $0 (2007), and accounts receivable to these customers amounted to approximately $35,000, $23,000 and $760,000 (2009), $128,000, $191,000 and $0 (2008).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2009.

Product Warranties :
The Company warrants certain products against defects for periods ranging primarily from 12 to 48 months. The Company's estimated future warranty claims is included in "Accrued expenses" and are as follows:

	2009	2008	2007

Balance October 1	$5,640	$13,764	$20,855
Current year provisions	36,252	99,307	53,208
Expenditures	(37,410)	(107,431)	(60,299)

Balance September 30	$4,482	$5,640	$13,764

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2009 and 2008 amounted to $716,866 and $1,992,558, respectively.

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

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2009	2008

Raw materials and component parts	$1,589,184	$2,165,511
Work-in-process	262,156	234,500
Finished products	333,308	579,157

	$2,184,648	$2,979,168

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

Depreciation amounted to $167,492 (2009), $196,490 (2008), and $221,160 (2007).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $36,899 (2009), $41,337 (2008) and $37,519 (2007).

Income Taxes :
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus any change in deferred taxes during the year. Deferred taxes result from differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Reclassifications :
Certain 2008 balances have been reclassified to agree with 2009 presentation.

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in Note 9.

Adoption of New Accounting Standards :

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of Fair Value Measurements and Disclosures FASB Codification ASC Topic 820.

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of Fair Value Option for Financial Assets and Financial Liabilities FASB Codification ASC Topic 825.

3. SHORT-TERM INVESTMENTS AND COMPREHENSIVE INCOME

During fiscal 2007 all short-term investments were sold.

The following table sets forth the computation of comprehensive income.

	2009	2008	2007

Net Loss	$(3,674,253)	$(769,699)	$(649,412)
Unrealized gain on investments (net of tax) of $-0- in 2009, $-0- in 2008 and $-0- in 2007	-	-	-

Reclassification adjustment for gain included in net earnings (net of tax) of $-0- in 2009, $-0- in 2008 and $54,000 in 2007	-	-	(104,869)

Comprehensive Loss	$(3,674,253)	$(769,699)	$(754,281)

Gains (Losses):
Gross realized gains	$-	$-	$251,543
Gross realized losses	-	-	-

4. SHORT-TERM FINANCING

The Company had a credit agreement with its financial lender that was rescinded on December 17, 2009. The rescinded agreement provided for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was set to expire in February 2010. The agreement was secured by the Company's accounts receivable, inventory, equipment and general intangibles. In addition, the credit agreement contained affirmative covenant requirements, tested on an annual basis, that required the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0 which were violated due to operating losses. The Company was unable to obtain waivers on the violated covenants from its financial lender. The Company had no outstanding borrowings under this loan facility since November 2007. The Company is currently evaluating other short-term financing alternatives. Selected details of short-term borrowings are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2009	$-	0.0%
Average during 2009	$-	0.0%
Maximum during 2009 (month end)	$-	0.0%

Balance at September 30, 2008	$-	0.0%
Average during 2008	$162,000	7.4%
Maximum during 2008 (month end)	$1,732,000	7.6%

5. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through January 2012.

The Company's minimum commitments under operating leases are as follows:

2010	$4,181
2011	2,880
2012	720
2013	-

Total	$7,781

Rental expense under these commitments was $24,120 (2009), $39,231 (2008) and $39,810 (2007).

A facility held under a capital lease has a net book value of $0 at September 30, 2009. Future minimum lease payments which extend through 2061 are immaterial.

6. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. All options granted under the Employee Plans are exercisable at September 30, 2009.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 41,000 shares of Class A common stock over a three year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans become fully exercisable on February 26, 2012.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2009, 2008 and 2007 was $16,077, $15,829 and $13,402 respectively.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2009	Price	2008	Price	2007	Price

Option Shares
Employee Plans:

Outstanding October 1,	73,400	$4.28	93,150	$5.00	117,450	$5.60

Granted	-	-	-	-	-	-

Canceled/expired	(14,000)	6.28	(5,300)	10.50	(13,900)	10.75

Exercised	-	-	(14,450)	6.65	(10,400)	4.11

Outstanding September 30, 2009 ($3.13 to $5.00 per share)	59,400	3.81	73,400	4.28	93,150	5.00
Exercisable September 30,	59,400	3.81	73,400	4.28	93,150	5.00

Director Plans:

Outstanding October 1,	43,000	$7.18	51,000	$6.63	48,000	$6.27

Granted	5,000	2.925	6,000	11.00	6,000	10.50

Canceled/expired	(7,000)	8.11	(2,000)	12.25	(3,000)	8.50

Exercised	-	-	(12,000)	5.91	-	-

Outstanding September 30, 2009 ($2.925 to $11.00 per share)	41,000	6.51	43,000	7.18	51,000	6.63
Exercisable September 30,	31,000	6.39	31,000	6.14	39,000	6.19

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at September 30, 2009.
Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life

Range of exercise Prices:
$3.13 - 3.55	44,500	$3.41	1.4
$5.00	14,900	$5.00	.3

	59,400	$3.81

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925 - 5.25	20,000	$3.95	5.3	15,000	$4.29
$6.45 - 8.50	11,000	$7.30	3.8	11,000	$7.30
$10.50 - 11.00	10,000	$10.75	8.0	5,000	$10.67

	41,000	$6.51		31,000	$6.39

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock options grants to Directors is amortized over the three year vesting period. During fiscal year ended September 30, 2009 and 2008, $16,077 and $15,829 respectively was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $11,146 (2010) and $4,088 (2011) and $567 (2012). The following weighted-average assumptions were used in the option pricing model for 2009 and 2008: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 1.1%; and a volatility factor of .54 and .37.

7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (555,266 and 571,266 shares in 2009 and 2008 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

8. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory Federal income tax rate is as follows:
	2009	2008	2007

Income (Loss) Before Provision for Income Taxes	$(1,829,053)	$(569,692)	$(626,549)
Statutory rate	34%	34%	34%

	(621,878)	(193,695)	(213,027)

Permanent differences	7,200	(46,000)	(14,600)
Research and development credit - net	(43,300)	(98,800)	(100,300)
Valuation allowance	2,505,200	535,000	443,000
Adjustment to accrued income taxes	-	-	(106,600)
Other	(2,022)	3,502	(473)

	$1,845,200	$200,007	$8,000

Deferred tax assets (liabilities) consist of the following:

	2009	2008

Current:
Inventories	$155,900	$62,300
Bad debts	3,400	3,400
Accrued liabilities	42,100	65,300
Prepaid expense	(22,800)	(27,000)

	178,600	104,000
Valuation allowance	(178,600)	-

Total current deferred income taxes	-	104,000

Noncurrent:
Depreciation and amortization	145,700	177,300
Research and development and other credit carryforwards	1,624,600	1,556,000
Net operating loss carryforward	1,269,700	726,800
Contribution carryforward	241,400	241,400
Directors stock option plan	23,200	17,700

	3,304,600	2,719,200
Valuation allowance	(3,304,600)	(978,000)

Total long-term deferred income taxes	-	1,741,200

Total	$-	$1,845,200

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has available a net operating loss carryforward of approximately $3,740,000 and a contribution carryforward of approximately $710,000. The net operating loss and research and development credit carryforwards will begin to expire in 2015. The valuation allowance was increased in 2009 due to additional losses and an increased likelihood of tax credits expiring before being utilized.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2009	2008	2007

Basic Loss Per Share
Loss available to common stockholders	$(3,674,253)	$(769,699)	$(649,412)

Shares denominator	1,248,095	1,239,449	1,213,984

Per share amount	$(2.94)	$(.62)	$(.53)

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,239,449	1,213,984

Stock options	-	-	-

	1,248,095	1,239,449	1,213,984
Diluted Loss Per Share
Loss available to common stockholders	$(3,674,253)	$(769,699)	$(649,412)

Per share amount	$(2.94)	$(.62)	$(.53)

10. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. For fiscal years ended September 30, 2009, 2008 and 2007, the formula produced no bonus distribution. The bonus distribution is determined by the Compensation Committee of the Board of Directors.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2009, 2008 and 2007, the Company made no matching contributions to the plan. The Company does not provide any other post retirement benefits to its employees.

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

Information by industry segment is set forth below:

Years Ended September 30,	2009	2008	2007

Net Sales
Indicators and Gauges	$1,538,908	$1,790,109	$1,866,095
Automotive Diagnostic Tools and Equipment	4,523,868	10,280,217	10,653,966

	$6,062,776	$12,070,326	$12,520,061

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$(119,544)	$173,124	$188,296
Automotive Diagnostic Tools and Equipment	(500,440)	778,789	468,238
General Corporate Expenses	(1,209,069)	(1,521,605)	(1,283,083)

	$(1,829,053)	$(569,692)	$(626,549)

Asset Information :

Years Ended September 30,	2009	2008

Identifiable Assets
Indicators and Gauges	$657,984	$879,766
Automotive Diagnostic Tools and Equipment	2,646,281	2,940,517
Corporate	1,413,949	4,690,720

	$4,718,214	$8,511,003

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2009	2008	2007

Revenue:
United States of America	$5,873,939	$11,821,904	$12,245,924
Australia	20,776	31,541	48,888
Canada	113,558	147,908	125,658
England	23,501	55,472	382
Germany	16,067	8,645	89,358
Other foreign countries	14,935	4,856	9,851

	$6,062,776	$12,070,326	$12,520,061

All export sales to Australia, Canada, England, Germany and other foreign countries are made in United States of America Dollars.

12. BUSINESS CONDITION

The Company incurred large operating losses in the last seven quarters as a result of decreasing sales of existing product lines and a general economic downturn. In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 through April 2009 the monthly savings were expected to be approximately $191,000 per month. During the period of May 2009 through September 2009 the monthly savings were expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the year ended September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009.

In addition, management recorded a valuation allowance on the entire balance of deferred tax assets due to the continued losses during the past seven quarters, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the company's results of operations, financial position or cash flows.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 17, 2009, which is the date the financial statements were available to be issued, and has determined the rescindment of the line of credit as disclosed in Note 4 is the only subsequent event required to be recognized or disclosed in these financial statements.

15. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth

Net Sales
2009	$1,159,063	$1,335,056	$1,521,033	$2,047,624
2008	7,241,412	1,699,468	1,704,816	1,424,630
2007	2,191,630	1,540,952	2,817,235	5,970,244

Gross Profit
2009	282,451	369,640	617,348	708,263
2008	3,314,079	438,084	437,612	537,649
2007	757,496	387,274	1,108,334	2,474,573

Income (Loss) before cumulative effect of change in accounting principle
2009	(1,145,353)	(2,245,253)	(234,861)	(48,786)
2008	1,108,889	(474,456)	(535,657)	(868,475)
2007	(375,881)	(741,416)	31,321	451,427

Net Income (Loss)
2009	(1,145,353)	(2,245,253)	(234,861)	(48,786)
2008	1,108,889	(474,456)	(535,657)	(868,475)
2007	(1)(390,744)	(741,416)	31,321	451,427

Income (Loss) per Common Share before cumulative effect of change in accounting principle

Basic
2009	(.92)	(1.80)	(.19)	(.03)
2008	.90	(.38)	(.43)	(.71)
2007	(.31)	(.61)	.02	.38

Diluted
2009	(.92)	(1.80)	(.19)	(.03)
2008	.85	(.38)	(.43)	(.66)
2007	(.31)	(.61)	.02	.38

Net Income (Loss) per Common Share

Basic
2009	(.92)	(1.80)	(.19)	(.03)
2008	.90	(.38)	(.43)	(.71)
2007	(.32)	(.61)	.02	.38

Diluted
2009	(.92)	(1.80)	(.19)	(.03)
2008	.85	(.38)	(.43)	(.66)
2007	(.32)	(.61)	.02	.38

(1) The first quarter 2007 includes a $14,863 charge from a change in accounting for stock-based compensation, net of tax of $8,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

As of September 30, 2009, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. An internal control system no matter how well designed and operated can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2009, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

/s/ R. L. Bauman

R. L. Bauman
Chief Executive Officer

/s/ G. M. Zoloty

G. M. Zoloty
Chief Financial Officer

December 17, 2009

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 2010, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part III of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a)Beneficial Ownership Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 2010, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2009 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	90,400	$4.69	47,200

Equity compensation plans not approved by security holders	-	-	-

Total	90,400		47,200

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 2010, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 2010, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 2010, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: December 28, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of December, 2009:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Senior Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ Hugh S. Seaholm	Director
Hugh S. Seaholm

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX
EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)(i)	Promissory Note Modification Agreement, dated February 1, 2009, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-Q as filed with the Commission on May 15, 2009) effective through February 28, 2010 but rescinded December 17, 2009.

10(a)(ii)	Promissory Note Modification Agreement, dated February 7, 2008, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-KSB as filed with the Commission on December 29, 2008) effective through February 28, 2010 but rescinded December 17, 2009.

10(a)(iii)	Promissory Note Modification Agreement, dated September 25, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on September 29, 2006) effective through February 28, 2008.

10(a)(iv)	Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(v)	Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(a)(vi)	Borrowing Base Addendum to Commercial Note, dated March 27, 2006, by and between the Company and National City Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on March 31, 2006) effective through February 28, 2007.

10(b)	Hickok Incorporated 1997 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(c)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(d)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(e)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(f)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
The following pages contain the Consolidated Financial Statement Schedules as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2009 and 2008, and for each of the years in the three-year period ended September 30, 2009, and have issued our report thereon dated December 17, 2009; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 17, 2009
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2007
                                                  ------------------------------

 Reserve for doubtful accounts       $  75,000    $(69,686)  (1)    $      - (2)     $ (4,686) (3)     $  10,000

 Reserve for inventory obsolescence  $ 675,000    $ 106,259         $      -         $ 309,259 (4)     $ 472,000

 Reserve for product warranty        $  20,855    $  53,208         $      -         $  60,299         $  13,764

 Valuation allowance deferred taxes  $       -    $ 443,000         $      -         $       -         $ 443,000

                                                  Year Ended September 30, 2008
                                                  ------------------------------

 Reserve for doubtful accounts       $  10,000    $     412  (1)    $  3,504 (2)     $   3,916 (3)     $  10,000

 Reserve for inventory obsolescence  $ 472,000    $(112,601)        $      -         $ 171,399 (4)     $ 188,000

 Reserve for product warranty        $  13,764    $  99,307         $      -         $ 107,431         $   5,640

 Valuation allowance deferred taxes  $ 443,000    $ 535,000         $      -         $       -         $ 978,000

                                                  Year Ended September 30, 2009
                                                  ------------------------------

 Reserve for doubtful accounts       $  10,000    $   (610) (1)     $     60 (2)     $   (550) (3)     $  10,000

 Reserve for inventory obsolescence  $ 188,000    $ 522,484         $      -         $ 255,484 (4)     $ 455,000

 Reserve for product warranty        $   5,640    $  36,252         $      -         $  37,410         $   4,482

 Valuation allowance deferred taxes  $ 978,000    $2,505,200        $      -         $       -         $3,483,200

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

                                           HICKOK INCORPORATED

                                      SCHEDULE IX - SHORT-TERM BORROWINGS

  Col. A                         Col. B       Col. C        Col. D            Col. E              Col. F
--------                       ----------   ---------   ---------------   --------------   --------------------
                                             Weighted    Maximum Amount   Average Amount    Weighted Average
                               Balance at    Average      Outstanding      Outstanding       Interest Rate
Category of Aggregate            End of      Interest     During the        During the        During the
Short-term Borrowings            Period      Rate          Period             Period (2)       Period (3)
------------------------       ----------   ---------   ---------------   --------------   --------------------

                                       Year Ended September 30, 2007
                                       -----------------------------

   Note Payable to Bank (1)    $1,947,700       7.69%       $1,947,700        $ 535,575               7.78%

                                       Year Ended September 30, 2008
                                       -----------------------------

   Note Payable to Bank (1)    $        -       7.55%       $1,732,000        $  69,053               7.40%

                                       Year Ended September 30, 2009
                                       -----------------------------

   Note Payable to Bank (1)    $        -       0.00%       $        -        $       -               0.00%

(1) Note payable to bank represents borrowings under a revolving credit facility which expires
February 28, 2010.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.