Form 10-Q
period 2009-12-31
HICKOK INC
filed 2010-02-16
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No_X_

As of February 9, 2010:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2009	2008
Net Sales
Product Sales	$1,539,624	$1,063,831
Service Sales	97,093	95,232

Total Net Sales	1,636,717	1,159,063

Costs and Expenses
Cost of Product Sold	703,842	787,187
Cost of Service Sold	56,333	89,425
Product Development	254,458	450,469
Marketing and Administrative Expenses	564,722	790,977
Interest Charges	542	1,597
Other Income	<7,889>	<15,239>

Total Costs and Expenses	1,572,008	2,104,416

Income <Loss> before Provision for Income Taxes	64,709	<945,353>

Provision for <Recovery of> Income Taxes	-	200,000

Net Income <Loss>	$64,709	$<1,145,353>

Earnings per Common Share:
Net Income <Loss>	$.05	$<.92>

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$.05	$<.92>

Dividends per Common Share	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2009 (Unaudited)	September 30, 2009 (Note)	December 31, 2008 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$804,829	$716,866	$1,247,382
Trade Accounts Receivable-Net	1,084,855	1,129,588	532,941
Inventories	2,190,322	2,184,648	2,948,730
Deferred Income Taxes	-	-	104,000
Prepaid Expenses	141,656	75,552	161,800

Total Current Assets	4,221,662	4,106,654	4,994,853

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,345,408	2,327,551	2,351,090

	4,008,605	3,990,748	4,014,287

Less: Allowance for Depreciation	3,414,074	3,380,938	3,309,174

Total Property - Net	594,531	609,810	705,113

Other Assets
Deferred Income Taxes - Net	-	-	1,541,200
Deposits	1,750	1,750	1,750

Total Other Assets	1,750	1,750	1,542,950

Total Assets	$4,817,943	$4,718,214	$7,242,916

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2009 (Unaudited)	September 30, 2009 (Note)	December 31, 2008 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Trade Accounts Payable	$217,657	$157,327	$142,505
Accrued Payroll & Related Expenses	132,488	139,342	245,993
Accrued Expenses	97,707	131,535	47,342
Accrued Taxes Other Than Income	83,257	71,870	75,951
Accrued Income Taxes	3,960	3,960	-

Total Current Liabilities	535,069	504,034	511,791

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 793,229 shares outstanding excluding 15,795 shares in treasury	793,229	793,229	793,229

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866

Contributed Capital	1,176,301	1,172,316	1,160,361
Retained Earnings	1,858,478	1,793,769	4,322,669

Total Stockholders' Equity	4,282,874	4,214,180	6,731,125

Total Liabilities and Stockholders' Equity	$4,817,943	$4,718,214	$7,242,916

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2009	2008

Cash Flows from Operating Activities:
Cash received from customers	$1,681,450	$1,476,885
Cash paid to suppliers and employees	<1,577,344>	<2,214,957>
Interest paid	-	-
Interest received	1,714	9,500
Income taxes <paid> refunded	-	<12,000>

Net Cash Provided By <Used In> Operating Activities	105,820	<740,572>

Cash Flows from Investing Activities:
Capital expenditures	<17,857>	<4,604>

Net Cash Provided By <Used In> Investing Activities	<17,857>	<4,604>

Cash Flows from Financing Activities:

Net Cash Provided By <Used In> Financing Activities	-	-

Net increase <decrease> in cash and cash equivalents	87,963	<745,176>

Cash and cash equivalents at beginning of year	716,866	1,992,558

Cash and cash equivalents at end of first quarter	$804,829	$1,247,382

See Notes to Consolidated Financial Statements

	2009	2008

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$64,709	$<1,145,353>
Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation	33,136	42,858
Share-based compensation expense	3,985	4,122
Deferred income taxes	-	200,000
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	44,733	317,822
Decrease <Increase> in inventories	<5,674>	30,438
Decrease <Increase> in prepaid expenses	<66,104>	<69,603>
Decrease <Increase> in refundable income taxes	-	6,000
Increase <Decrease> in accounts payable	60,330	<111,974>
Increase <Decrease> in accrued payroll and related expenses	<6,854>	8,874
Increase <Decrease> in accrued expenses and accrued taxes other than income	<22,441>	<23,756>

Total Adjustments	41,111	404,781

Net Cash Provided By <Used In> Operating Activities	$105,820	$<740,572>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2009

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2009.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2009	September 30, 2009	December 31, 2008

Components	$1,502,533	$1,589,184	$2,179,318
Work-in-Process	348,645	262,156	281,444
Finished Product	339,144	333,308	487,968

	$2,190,322	$2,184,648	$2,948,730

The above amounts are net of reserve for obsolete inventory in the amount of $493,803, $455,000 and $224,257 for the periods ended December 31, 2009, September 30, 2009 and December 31, 2008 respectively.

3. Short-term Financing

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

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 41,500 Class A shares were outstanding at December 31, 2009 (59,400 shares at September 30, 2009 and 62,600 shares at December 31, 2008) at prices ranging from $3.125 to $5.00 per share. Options for 17,900 at a prices ranging from $3.125 to $5.00 per share expired during the three month period ended December 31, 2009. In addition, options for 10,800 at a price of $7.125 per share expired during the three month period ended December 31, 2008. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2009.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 41,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 41,000 Class A shares were outstanding at December 31, 2009 (41,000 shares at September 30, 2009 and 43,000 shares at December 31, 2008) at prices ranging from $2.925 to $11.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 26, 2012.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2009:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.13 - $3.55	41,500	$3.41	1.2

	41,500	$3.41

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - $5.25	20,000	$3.95	5.1	15,000	$4.29
$6.45 - $8.50	11,000	$7.30	3.5	11,000	$7.30
$10.50 - $11.00	10,000	$10.75	7.8	5,000	$10.67

	41,000	$6.51		31,000	$6.39

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2009 $3,985 was expensed as share-based compensation. During the quarter ended December 31, 2008 $4,122 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2009 and 2008 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 1.1%; and a volatility factor of .54 and .37.

 Unissued shares of Class A common stock (537,366 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

5. Recently Issued Accounting Pronouncements

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

6. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share."  The required reconciliations are as follows:

	Three Months ended December 31,
	2009	2008
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$64,709	$<1,145,353>

Shares denominator	1,248,095	1,248,095

Per share amount	$.05	$<.92>

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095
Stock options	16,635	-

	1,264,730	1,248,095

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$64,709	$<1,145,353>

Per share amount	$.05	$<.92>

Options to purchase 26,000 shares of common stock during the first quarter of fiscal 2010 at prices ranging from $5.25 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2009	2008
Net Sales
Indicators and Gauges	$307,670	$455,590
Automotive Diagnostic Tools and Equipment	1,329,047	703,473

	$1,636,717	$1,159,063

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$15,974	$<81,691>
Automotive Diagnostic Tools and Equipment	327,320	<509,732>
General Corporate Expenses	<278,585>	<353,930>

	$64,709	$<945,353>

Asset Information
Indicators and Gauges	$784,268	$800,395
Automotive Diagnostic Tools and Equipment	2,477,703	2,674,498
Corporate	1,555,972	3,768,023

	$4,817,943	$7,242,916

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,632,743	$1,117,087
Canada	2,163	34,063
Other foreign countries	1,811	7,913

	$1,636,717	$1,159,063

All export sales to Canada and other foreign countries are made in United States of America Dollars.

8. Business Condition

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 through April 2009 the monthly savings were expected to be approximately $191,000 per month. Beginning in May 2009 the monthly savings were expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the quarter ended December 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. The cost reduction measures are expected to continue for the remainder of the fiscal year.

9. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through February 5, 2010, and has determined there were no subsequent events to recognize or disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2009 through December 31, 2009)
Fiscal 2010 Compared to First Quarter Fiscal 2009
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $307,670 and $455,590 for the first quarter of fiscal 2010 and fiscal 2009, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,329,047 and $703,473 for the first quarter of fiscal 2010 and fiscal 2009, respectively. The current year increase was due primarily to the completion of an order for automotive diagnostic testing equipment for an OEM.

Results of Operations

Product sales for the quarter ended December 31, 2009 were $1,539,624 versus $1,063,831 for the quarter ended December 31, 2008. The increase in product sales during the current quarter of approximately $476,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, testing products to OEM's of approximately $599,000. Sales of emissions testing products and non-emission aftermarket products increased by approximately $13,000 and $4,000 respectively. Indicator product sales decreased by approximately $140,000. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase slightly during the third and fourth quarter of fiscal 2010.

Service sales for the quarter ended December 31, 2009 were $97,093 versus $95,232 for the quarter ended December 31, 2008. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2010 was $703,842 (45.7% of product sales) as compared to $787,187 (74.0% of product sales) in the first quarter of fiscal 2009. The decrease in the cost of product sold percentage was due primarily to a higher sales volume, a change in product mix and the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of product sold percentage is expected to increase moderately for the balance of the fiscal year due to an anticipated change in product mix. For the quarter ended December 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Cost of service sold in the first quarter of fiscal 2010 was $56,333 (58.0% of service sales) as compared to $89,425 (93.9% of service sales) in the first quarter of fiscal 2009. The dollar and percentage decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of services sold percentage is expected to continue for the balance of the fiscal year due to price adjustments and the cost cutting measures. For the quarter ended December 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Product development expenses were $254,458 in the first quarter of fiscal 2010 (16.5% of product sales) as compared to $450,469 (42.3% of product sales) in the first quarter of fiscal 2009. The dollar decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The percentage decrease was due primarily to higher product sales. The current level of product development expenses is expected to continue for the balance of the fiscal year. For the quarter ended December 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. The Company believes the current resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $564,722 (34.5% of total net sales) in the first quarter of fiscal 2010 versus $790,977 (68.2% of total net sales) for the same period a year ago. The percentage decrease was due primarily to the higher level of total sales for the current quarter. Marketing expenses were approximately $279,000 in the first quarter of fiscal 2010 versus $423,000 for the same period a year ago. Within marketing expenses, labor costs, travel, advertising, promotion and collection expense decreased by approximately $159,000, $15,000, $14,000, $6,000 and $3,000 respectively. Commissions and consulting fees increased by approximately $34,000 and $29,000 respectively. Administrative expenses were approximately $286,000 in the first quarter of fiscal 2010 versus $368,000 for the same period a year ago. Within administrative expenses, wages and data processing expenses decreased approximately $76,000 and $6,000 respectively. The dollar decrease in marketing and administrative expenses was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The Company anticipates that variable marketing expenses will increase slightly for the remainder of fiscal 2010 due to an anticipated higher sales volume. In addition, the current level of marketing and administrative expenses are expected to continue at current levels for the remainder of the fiscal year due to cost cutting measures implemented in fiscal 2009 in the form of personnel and wage reductions along with other cost containment measures. For the quarter ended December 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Interest expense was $542 in the first quarter of fiscal 2010 which compares with $1,597 in the first quarter of fiscal 2009. The decrease in interest charges in the current quarter compared to a year ago was due to a lower unused portion of the loan facility during the current fiscal year. The current year interest was a charge on the unused portion of a $1,000,000 loan facility versus interest on a $2,500,000 loan facility a year ago. The current level of interest expense could increase slightly for the third and fourth quarter of the year due to possible financing requirements of anticipated orders.

Other income was $7,889 in the first quarter of fiscal 2010 which compares with $15,239 in the first quarter of fiscal 2009. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of cash available for investment during the current quarter.

Income taxes in the first quarter of fiscal 2010 was $0 which compares with income taxes of $200,000 in the first quarter of fiscal 2009. In the first quarter of fiscal 2010 income taxes was calculated at an effective tax rate of 37% offset by a decrease in the valuation allowance netting to $0. The $200,000 fiscal 2009 first quarter income taxes was caused by the decision to increase the Company's valuation allowance by $200,000. In the first quarter of fiscal 2009 recovery of income taxes was recorded at an effective tax rate of 37% offset by the increase in the valuation allowance.

Net income in the first quarter of fiscal 2010 was $64,709 which compares with a net loss of $1,145,353 in the first quarter of fiscal 2009. The net income in fiscal 2010 was primarily the result of a higher sales volume and the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 takes into consideration possible increases in other expenses that may occur. The savings are expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 through April 2009 the monthly savings were expected to be approximately $191,000 per month. Beginning in May 2009 the monthly savings were expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the quarter ended December 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. The cost reduction measures are expected to continue for the remainder of the fiscal year.

Management recorded a valuation allowance during fiscal 2009 on the entire balance of deferred tax assets due to the continued losses during the previous seven quarters, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Unshipped customer orders as of December 31, 2009 were $831,000 versus $946,000 at December 31, 2008. The decrease was due primarily to decreased orders for automotive diagnostic products to automotive OEM's and indicator products of $107,000 and $112,000 respectively. Aftermarket products which include emissions products increased approximately $104,000. The Company anticipates that most of the current backlog will be shipped in fiscal 2010.

Liquidity and Capital Resources

Total current assets were $4,221,662, $4,106,654 and $4,994,853 at December 31, 2009, September 30, 2009 and December 31, 2008, respectively. The decrease of approximately $773,000 from December to December is due primarily to the decrease in cash and cash equivalents, inventory, deferred income taxes and prepaid expenses of approximately $443,000, $758,000, $104,000 and $20,000 respectively, offset in part by an increase in accounts receivable of approximately $552,000. The increase in accounts receivable was due to increased sales during the current month of December. The increase from September 30, 2009 to December 31, 2009 is due primarily to the increase in cash and cash equivalents and prepaid expenses of $88,000 and $66,000 respectively, offset in part by the decrease in accounts receivable of approximately $45,000.

Working capital as of December 31, 2009 amounted to $3,686,593 as compared with $4,483,062 a year earlier. Current assets were 7.9 times current liabilities and total cash and cash equivalents and receivables were 3.5 times current liabilities. These ratios compare to 9.8 and 3.5, respectively, at December 31, 2008.

Internally generated funds during the three months ended December 31, 2009 were $105,820. Capital expenditures during the period were $17,857. The primary reason for the positive cash flow from operations was the net income during the current quarter. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of fiscal 2010.

Shareholders' equity during the three months ended December 31, 2009 increased by $68,694 which was the net income during the period of $64,709 and $3,985 of share-based compensation expense.

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

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 30, 2009.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's dependence upon a limited number of customers and the automotive industry, (b) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (c) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products, fastening systems products and indicating instrument products, (d) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (e) the Company's ability to capitalize on market opportunities including state automotive emissions programs and OEM tool programs and (f) the Company's ability to obtain cost effective financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk was its revolving credit facility. The Company had no outstanding borrowings on its credit facility since November 2007. Prior to its rescindment on December 17, 2009 the facility was subject to a variable rate of interest based on the LIBOR rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal. In addition, the Company maintains investments in a number of mutual funds from time to time. These funds are subject to normal equity market fluctuations. The Company believes the equity market fluctuation risk is acceptable because the funds can be sold on demand.

Item 4. Controls and Procedures.

As of December 31, 2009, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2009. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: February 15, 2010	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 15, 2010	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer