Form 10-Q
period 2010-03-31
HICKOK INC
filed 2010-05-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 10, 2010:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2010	2009	2010	2009
Net Sales
Product Sales	$1,286,077	$1,192,941	$2,825,701	$2,256,772
Service Sales	107,983	142,115	205,076	237,347

Total Net Sales	1,394,060	1,335,056	3,030,777	2,494,119

Costs and Expenses
Cost of Product Sold	797,113	866,161	1,500,955	1,653,348
Cost of Service Sold	68,701	99,255	125,034	188,680
Product Development	283,439	337,574	537,897	788,043
Marketing and Administrative Expenses	585,072	640,840	1,149,794	1,431,817
Interest Charges	-	948	542	2,545
Other Income	<4,723>	<9,669>	<12,612>	<24,908>

Total Costs and Expenses	1,729,602	1,935,109	3,301,610	4,039,525

Income <Loss> before Provision for Income Taxes	<335,542>	<600,053>	<270,833>	<1,545,406>

Provision for (Recovery of) Income Taxes	-	1,645,200	-	1,845,200

Net Income <Loss>	$<335,542>	$<2,245,253>	$<270,833>	$<3,390,606>

Earnings per Common Share:
Net Income <Loss>	$<.27>	$<1.80>	$<.22>	$<2.72>

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.27>	$<1.80>	$<.22>	$<2.72>

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2010 (Unaudited)	September 30, 2009 (Note)	March 31, 2009 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,050,257	$716,866	$772,554
Trade Accounts Receivable-Net	695,071	1,129,588	545,315
Inventories	2,052,017	2,184,648	2,889,236
Prepaid Expenses	115,317	75,552	115,606

Total Current Assets	3,912,662	4,106,654	4,322,711

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,345,408	2,327,551	2,381,160

	4,008,605	3,990,748	4,044,357

Less: Allowance for Depreciation	3,447,209	3,380,938	3,352,032

Total Property - Net	561,396	609,810	692,325

Other Assets
Deposits	1,750	1,750	1,750

Total Other Assets	1,750	1,750	1,750

Total Assets	$4,475,808	$4,718,214	$5,016,786

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	March 31, 2010 (Unaudited)	September 30, 2009 (Note)	March 31, 2009 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Trade Accounts Payable	$211,294	$157,327	$177,373
Accrued Payroll & Related Expenses	172,555	139,342	270,672
Accrued Expenses	99,997	131,535	62,519
Accrued Taxes Other Than Income	36,650	71,870	16,447
Accrued Income Taxes	3,960	3,960	-

Total Current Liabilities	524,456	504,034	527,011

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 793,229 shares outstanding excluding 15,795 shares in treasury	793,229	793,229	793,229

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866
Contributed Capital	1,180,321	1,172,316	1,164,264
Retained Earnings	1,522,936	1,793,769	2,077,416

Total Stockholders' Equity	3,951,352	4,214,180	4,489,775

Total Liabilities and Stockholders' Equity	4,475,808	$4,718,214	$5,016,786

HICKOK INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2010	2009

Cash Flows from Operating Activities:
Cash received from customers	$3,465,294	$2,799,567
Cash paid to suppliers and employees	<3,117,157>	<3,990,253>
Interest paid	-	-
Interest received	3,111	17,356
Income taxes <paid> refunded	-	<12,000>

Net Cash Provided By <Used In> Operating Activities	351,248	<1,185,330>

Cash Flows from Investing Activities:
Capital expenditures	<17,857>	<34,674>

Net Cash Provided By <Used In> Investing Activities	<17,857>	<34,674>

Cash Flows from Financing Activities:

Net Cash Provided By <Used In> Financing Activities	-	-

Net increase <decrease> in cash and cash equivalents	333,391	<1,220,004>

Cash and cash equivalents at beginning of year	716,866	1,992,558

Cash and cash equivalents at end of second quarter	$1,050,257	$772,554

See Notes to Consolidated Financial Statements

	2010	2009

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<270,833>	$<3,390,606>
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	66,271	85,716
Share-based compensation expense	8,005	8,025
Deferred income taxes	-	1,845,200
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	434,517	305,448
Decrease <Increase> in inventories	132,631	89,932
Decrease <Increase> in prepaid expenses	<39,765>	<23,409>
Decrease <Increase> in refundable income taxes	-	6,000
Increase <Decrease> in accounts payable	53,967	<77,106>
Increase <Decrease> in accrued payroll and related expenses	33,213	33,553
Increase <Decrease> in accrued expenses and accrued taxes other than income	<66,758>	<68,083>

Total Adjustments	622,081	2,205,276

Net Cash Provided By <Used In> Operating Activities	$351,248	$<1,185,330>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2010

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2009.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2010	September 30, 2009	March 31, 2009

Components	$1,430,765	$1,589,184	$2,237,816
Work-in-Process	290,182	262,156	274,609
Finished Product	331,070	333,308	376,811

	$2,052,017	$2,184,648	$2,889,236

The above amounts are net of reserve for obsolete inventory in the amount of $532,790, $455,000 and $262,254 for the periods ended March 31, 2010, September 30, 2009 and March 31, 2009 respectively.

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

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 41,500 Class A shares were outstanding at March 31, 2010 (59,400 shares at September 30, 2009 and 61,000 shares at March 31, 2009) at prices ranging from $3.125 to $5.00 per share. Options for 17,900 shares at prices ranging from $3.125 to $5.00 per share expired during the three month period ended December 31, 2009. Options for 1,600 shares at prices ranging from $3.125 to $3.55 were canceled during the three month period ended March 31, 2009. In addition, options for 10,800 shares at a price of $7.125 expired during the three month period ended December 31, 2008. No other options were granted, exercised or canceled or expired during the three or six month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at March 31, 2010.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 44,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 44,000 Class A shares were outstanding at March 31, 2010 (41,000 shares at September 30, 2009 and 46,000 shares at March 31, 2009) at prices ranging from $2.925 to $11.00 per share. Options for 6,000 and 5,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2010 and March 31, 2009, at a price of $6.00 and $2.925 per share respectively. In addition, options for 3,000 and 2,000 shares expired during the three month periods ended March 31, 2010 and March 31, 2009 at $8.50 and $7.125 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 25, 2013.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2010:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.125 - 3.55	41,500	$3.41	.9

	41,500	$3.41

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	20,000	$3.95	4.8	16,667	$4.15
$6.00 - 7.25	14,000	$6.49	6.9	8,000	$6.85
$10.50 - 11.00	10,000	$10.75	7.5	8,333	$10.70

	44,000	$6.30		33,000	$6.46

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2010 and 2009 respectively $4,020 and $8,005; $3,903 and $8,025 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2010 and 2009 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .54.

Unissued shares of Class A common stock (540,366 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

6. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended March 31,	Six Months Ended March 31,

	2010	2009	2010	2009
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<335,542>	$<2,245,253>	$<270,833>	$<3,390,606>

Shares denominator	1,248,095	1,248,095	1,248,095	1,248,095

Per share amount	$<.27>	$<1.80>	$<.22>	$<2.72>

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095	1,248,095	1,248,095
Stock options	-	-	-	-

	1,248,095	1,248,095	1,248,095	1,248,095

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<335,542>	$<2,245,253>	$<270,833>	$<3,390,606>

Per share amount	$<.27>	$<1.80>	$<.22>	$<2.72>

During the second quarter and the first six month period of fiscal 2010 and the second quarter and the first six month period of fiscal 2009, options to purchase 85,500 and 107,000 shares of common stock, respectively, at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended March 31,	Six Months Ended March 31,

	2010	2009	2010	2009
Net Sales
Indicators and Gauges	$433,789	$496,566	$741,459	$952,156
Automotive Diagnostic Tools and Equipment	960,271	838,490	2,289,318	1,541,963

	$1,394,060	$1,335,056	$3,030,777	$2,494,119

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$23,892	$9,353	$39,866	$<72,338>
Automotive Diagnostic Tools and Equipment	<55,330>	<312,125>	271,990	<821,857>
General Corporate Expenses	<304,104>	<297,281>	<582,689>	<651,211>

	$<335,542>	$<600,053>	$<270,833>	$<1,545,406>

Asset Information
Indicators and Gauges			$836,507	$863,131
Automotive Diagnostic Tools and Equipment			1,895,803	2,563,476
Corporate			1,743,498	1,590,179

			$4,475,808	$5,016,786

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,361,237	$1,273,130	$2,993,980	$2,390,217
Australia	17,817	-	17,817	-
Canada	13,006	35,579	15,169	69,642
England	-	23,501	-	23,501
Other foreign countries	2,000	2,846	3,811	10,759

	$1,394,060	$1,335,056	$3,030,777	$2,494,119

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

For the quarter and the six months ended March 31, 2010 and March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. The cost reduction measures are expected to continue for the remainder of the fiscal year.

9. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Discovery and initial depositions along with an unsuccessful effort at mediation have been completed. It is not possible, at this time, to estimate the timing of subsequent actions in the matter and management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through May 14, 2010, and has determined there were no subsequent events to recognize or disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2010 through March 31, 2010)
Fiscal 2010 Compared to Second Quarter Fiscal 2009
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $433,789 and $496,566 for the second quarter of fiscal 2010 and fiscal 2009, respectively and $741,459 and $952,156 for the first six months of fiscal 2010 and fiscal 2009, respectively. The reduced sales volume was primarily caused by lower orders for locomotive replacement items for distributor inventories due to tight credit and a slowing of business aircraft conversion activity.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $960,271 and $838,490 for the second quarter of fiscal 2010 and fiscal 2009, respectively, and $2,289,318 and $1,541,963 for the first six months of fiscal 2010 and fiscal 2009, respectively. The current year increase was due primarily to the completion of an order for automotive diagnostic testing equipment for an OEM.

Results of Operations

Product sales for the quarter ended March 31, 2010 were $1,286,077 versus $1,192,941 for the quarter ended March 31, 2009. The 8% increase in product sales during the current quarter of approximately $93,000 was volume related due primarily to increased sales of automotive diagnostic products of approximately $158,000. Sales of diagnostic products to OEM's and non- emission aftermarket products increased by approximately $7,000 and $205,000 respectively. Emission products declined by approximately $54,000. In addition, indicator products decreased by approximately $65,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the third and fourth quarter of fiscal 2010 to increase moderately above the sales levels from the second quarter. Management instituted cost cutting measures in two stages in fiscal 2009. Fiscal 2010 second quarter benefited from the January and April fiscal 2009 cost cutting measures while fiscal 2009 second quarter benefited from only the January cost cutting measures.

Service sales for the quarter ended March 31, 2010 were $107,983 versus $142,115 for the quarter ended March 31, 2009. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2010 was $797,113 (62.0% of product sales) as compared to $866,161 (72.6% of product sales) in the second quarter of fiscal 2009. The dollar and percentage decrease in the cost of product sold was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of product sold percentage is expected to decrease slightly for the balance of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009 and a change in product mix. For the quarter ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Cost of service sold in the second quarter of fiscal 2010 was $68,701 (63.6% of service sales) as compared to $99,255 (69.8% of service sales) in the second quarter of fiscal 2009. The dollar and percentage decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year due to price adjustments and the cost cutting measures. For the quarter ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009.

Product development expenses were $283,439 in the second quarter of fiscal 2010 (22.0% of product sales) as compared to $337,574 (28.3% of product sales) in the second quarter of fiscal 2009. The dollar and percentage decrease was due primarily to decreased labor costs of approximately $52,000. The current level of product development expenses is expected to continue for the balance of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the quarter ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop some new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $585,072 (42.0% of total sales) in the second quarter of 2010 versus $640,840 (48.0% of total sales) for the same period a year ago. The dollar and percentage decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. Marketing expenses were approximately $276,000 in the second quarter of fiscal 2010 versus $335,000 for the same period a year ago. Within marketing expenses, labor costs, travel expense, advertising expense, promotion expense and credit and collection expense decreased by approximately $68,000, $10,000, $12,000, 5,000 and $2,000 respectively. These decreases were offset in part by an increase in outside consulting expenses, commissions, industry association dues and royalty expenses of approximately $31,000 and $5,000, $4,000 and $3,000 respectively. Administrative expenses were approximately $309,000 in the second quarter of fiscal 2010 versus $306,000 for the same period a year ago. The current quarter benefited from a decrease in labor costs of approximately $4,000 offset by an increase in professional fees of $6,000. The current level of administrative expenses is expected to continue at current levels and marketing expenses are expected to decrease slightly for the remainder of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the quarter ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Interest expense was $0 in the second quarter of fiscal 2010 which compares with $948 in the second quarter of fiscal 2009. The credit facility was rescinded in December 2009 with no interest charges on an unused portion during the second quarter of fiscal 2010. The prior year interest was an interest charge on the $1,000,000 unused credit facility. The current level of interest expense is expected to continue for the third and fourth quarters of the year.

Other income was $4,723 in the second quarter of fiscal 2010 which compares with $9,669 in the second quarter of fiscal 2009. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower interest rate earned on cash available for investment during the current period.

Income taxes in the second quarter of fiscal 2010 was $0 which compares with income taxes of $1,645,200 in the second quarter of fiscal 2009. In the second quarter of fiscal 2010 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. During the second quarter of fiscal 2009 management recorded a valuation allowance on the entire balance of deferred tax assets in the amount of $1,645,200 due to continued losses, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

The net loss in the second quarter of fiscal 2010 was $335,542 which compares with a net loss of $2,245,253 in the second quarter of fiscal 2009. The net loss for the prior year quarter was primarily the result of the increase in the valuation allowance of $1,645,200 and a lower sales volume.

Unshipped customer orders as of March 31, 2010 were $519,000 versus $755,000 at March 31, 2009. The decrease was due to decreased orders in automotive diagnostic products of approximately $115,000, specifically, $8,000 for diagnostic products to the aftermarket which includes emissions products and a decrease in orders for automotive diagnostic products to automotive OEM's of approximately $107,000. In addition, indicator products decreased by approximately $121,000. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2010.

Results of Operations, Six Months Ended March 31, 2010
Compared to Six Months Ended March 31, 2009

Product sales for the six months ended March 31, 2010 were $2,825,701 versus $2,256,772 for the same period in fiscal 2009. The increase in product sales during the first six months of the current fiscal year of approximately $569,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily, testing products to OEM's of approximately $606,000. Sales of non-emission aftermarket products increased by approximately $209,000 and emission products declined by approximately $41,000. In addition, sales of indicator products decreased by approximately $205,000. Management anticipates product sales for the third and fourth quarter to increase moderately above the sales levels of the current quarter.

Service sales for the six months ended March 31, 2010 were $205,076 compared with $237,347 for the same period in fiscal 2009. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,500,955 or (53.1% of product sales) compared to $1,653,348 (73.3% of product sales) for the six months ended March 31, 2009. The percentage decrease in the cost of product sold was due primarily to a higher sales volume and a change in product mix. The dollar decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of product sold percentage is expected to decrease slightly for the balance of the fiscal year due to product mix and the continuation of cost cutting measures and wage reductions implemented in fiscal 2009. For the six month period ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Cost of service sold was $125,034 (61.0% of service sales) compared with $188,680 (79.5% of service sales) for the six months ended March 31, 2009. The dollar and percentage decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The cost of services sold percentage is expected to continue for the balance of the fiscal year due to price adjustments and the continuation of the cost cutting measures. For the six month period ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Product development expenses were $537,897 (19.0% of product sales) compared to $788,043 (34.9% of product sales) for the six months ended March 31, 2009. The dollar and percentage decrease was due primarily to higher product sales, and the continuation of of the cost cutting measures and wage reductions implemented in fiscal 2009. During the current six month period labor costs declined by approximately $239,000. The current level of product development expenditures is expected to continue for the balance of the fiscal year due to continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the six month period ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop some new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,149,794 for the six months ended March 31, 2010 (37.9% of total sales) versus $1,431,817 (57.4% of total sales) for the six months ended March 31, 2009. The percentage decrease was primarily due to the higher level of total sales during the first six months of the current fiscal year. Marketing expenses were approximately $555,000 during the first six months of the current fiscal year versus $758,000 for the same period a year ago. Within marketing expenses, decreases were primarily in labor costs, advertising, travel expense, promotion expense and collection expense of approximately $227,000, $26,000, $25,000, $11,000 and $5,000 respectively. These decreases were offset in part by increases in outside consulting, commissions and royalties of approximately $60,000, $39,000, and $3,000 respectively. Administrative expenses were approximately $595,000 during the first six months of the current fiscal year versus $674,000 for the same period a year ago. The dollar decrease was due primarily to decreases in labor costs and data processing expenses of approximately $80,000 and $6,000 respectively, offset in part by an increase in professional fees of approximately $12,000. The current level of administrative expenses is expected to continue at current levels and marketing expenses are expected to decrease slightly for the remainder of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the six month period ended March 31, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Interest expense was $542 for the six months ended March 31, 2010, and $2,545 for the same period in 2009. The credit facility was rescinded in December 2009 with no interest charges on an unused portion during the second quarter of fiscal 2010. The prior year interest was an interest charge on the unused credit facility which was reduced from $2,500,000 to $1,000,000 in February 2009. The current level of interest expense is expected to continue for the third and fourth quarters of the year.

Other income of $12,612 for the six months ended March 31, 2010 compares with other income of $24,908 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower interest rate earned on cash available for investment during the current period. The current level of other income is expected to decrease for the remainder of fiscal 2010 due to a lower level of cash and cash equivalents invested in interest bearing accounts.

Income taxes during the first six months of fiscal 2010 was $0 which compares with income taxes of $1,845,200 in the first six months of fiscal 2009. In fiscal 2010 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. During fiscal 2009 management recorded a valuation allowance on the entire balance of deferred tax assets in the amount of $1,845,200 due to continued losses, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

The net loss for the six months ended March 31, 2010 was $270,833 compared with a net loss of $3,390,606 for the six months ended March 31, 2009. The improvement was primarily due to the continuation of the cost cutting measures implemented in fiscal 2009 and a higher sales volume. The net loss for the first half of fiscal 2009 was primarily the result of the increase in the valuation allowance of $1,845,200 and a lower sales volume.

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

For the quarter and the six months ended March 31, 2010 and March 31, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. The cost reduction measures are expected to continue for the remainder of the fiscal year.

The Company has available a net operating loss carryforward and research and development credit carryforwards that begin to expire in 2015. During fiscal 2009 the Company recorded a valuation allowance on the entire balance of deferred tax assets due to continued losses, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Total current assets were $3,912,662, $4,106,654 and $4,322,711 at March 31, 2010, September 30, 2009 and March 31, 2009, respectively. The decrease of approximately $410,000 from March to March was due primarily to the decrease in inventory of approximately $837,000 offset in part by an increase in cash and cash equivalents and accounts receivable of approximately $278,000 and $150,000 respectively. Cash and cash equivalents and accounts receivable increased due to the higher sales volume during the period. The decrease from September to March of approximately $194,000 was due primarily to the decrease in accounts receivable and inventory of approximately $435,000 and $133,000 respectively, offset in part by an increase in cash and cash equivalents and prepaid expenses of approximately $333,000 and $40,000 respectively.

Working capital as of March 31, 2010 amounted to $3,388,206 as compared with $3,795,700 a year earlier. Current assets were 7.5 times current liabilities compared to 8.2 a year ago. The quick ratio was 3.3 compared to 2.5 a year ago.

Internally generated funds during the six months ended March 31, 2010 were $351,248 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures of $17,857. The primary reason for the positive cash flow from operations was the decrease in accounts receivable and inventory during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations will provide the liquidity necessary to support its current and anticipated working capital and capital expenditure requirements through the end of fiscal 2010.

Shareholders' equity during the six months ended March 31, 2010 decreased by $262,828 which was the net loss during the period of $270,833 and $8,005 of share-based compensation expense.

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

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2009.

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

Item 4. Controls and Procedures.

As of March 31, 2010, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Discovery and initial depositions along with an unsuccessful effort at mediation have been completed. It is not possible, at this time, to estimate the timing of subsequent actions in the matter and management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on February 24, 2010, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld	Broker Non-Votes

Robert L. Bauman	1,668,180	17,635	271,029
T. Harold Hudson	1,668,180	17,635	271,029
James T. Martin	1,668,180	17,635	271,029
Michael L. Miller	1,668,180	17,635	271,029
Hugh S. Seaholm	1,668,180	17,635	271,029
Janet H. Slade	1,668,180	17,635	271,029
Kirin M. Smith	1,660,130	25,685	271,029

The following proposals were approved at the Company's Annual Meeting:

		Votes	Votes	Votes
		For	Against	Withheld
1.	Ratification of Meaden & Moore, Ltd. as independent auditors	1,943,359	11,075	2,410

		Votes	Votes	Votes	Broker
		For	Against	Withheld	Non-Votes
2.	Approval of the adoption of the 2010 Outside Directors Stock Option Plan	1,573,840	97,249	14,726	271,029

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

HICKOK INCORPORATED (Registrant)

Date: May 14, 2010	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2010	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer