Form 10-Q
period 2010-06-30
HICKOK INC
filed 2010-08-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 9, 2010:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2010	2009	2010	2009
Net Sales
Product Sales	$1,267,497	$1,422,117	$4,093,198	$3,678,889
Service Sales	122,858	98,916	327,934	336,263

Total Net Sales	1,390,355	1,521,033	4,421,132	4,015,152

Costs and Expenses
Cost of Product Sold	676,004	807,907	2,176,959	2,461,255
Cost of Service Sold	72,002	95,778	197,036	284,458
Product Development	262,378	291,698	800,275	1,079,741
Marketing and Administrative Expenses	537,407	566,792	1,687,201	1,998,609
Interest Charges	-	632	542	3,177
Other <Income> Expense	<5,957>	<6,913>	<18,569>	<31,821>

Total Costs and Expenses	1,541,834	1,755,894	4,843,444	5,795,419

Income <Loss> before Provision for Income Taxes	<151,479>	<234,861>	<422,312>	<1,780,267>
Income <Recovery of> Taxes	-	-	-	1,845,200

Net Income <Loss>	$<151,479>	$<234,861>	$<422,312>	$<3,625,467>

Earnings per Common Share:
Net Income <Loss>	$<.12>	$<.19>	$<.34>	$<2.90>

Earnings per Common Share
Assuming Dilution:
Net Income <Loss>	$<.12>	$<.19>	$<.34>	$<2.90>

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2010 (Unaudited)	September 30, 2009 (Note)	June 30, 2009 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$962,213	$716,866	$591,354
Trade Accounts Receivable - Net	715,495	1,129,588	712,383
Inventories	2,071,081	2,184,648	2,856,774
Prepaid Expenses	82,291	75,552	83,303

Total Current Assets	3,831,080	4,106,654	4,243,814

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,345,408	2,327,551	2,381,160

	4,008,605	3,990,748	4,044,357

Less: Allowance for Depreciation	3,480,344	3,380,938	3,394,890

Total Property - Net	528,261	609,810	649,467

Other Assets
Deposits	1,750	1,750	1,750

Total Other Assets	1,750	1,750	1,750

Total Assets	$4,361,091	$4,718,214	$4,895,031

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2010 (Unaudited)	September 30, ____2009___ (Note)	June 30, 2009 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Trade Accounts Payable	$222,406	$157,327	$273,033
Accrued Payroll & Related Expenses	153,928	139,342	237,367
Accrued Expenses	124,040	131,535	94,387
Accrued Taxes Other Than Income	52,864	71,870	31,427
Accrued Income Taxes	3,960	3,960	-

Total Current Liabilities	557,198	504,034	636,214

Stockholders' Equity
Class A, $1.00 par value; authorized	793,229	793,229	793,229
3,750,000 shares; 793,229 shares outstanding excluding 15,795 shares in treasury

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Contributed Capital	1,184,341	1,172,316	1,168,167
Retained Earnings	1,371,457	1,793,769	1,842,555

Total Stockholders' Equity	3,803,893	4,214,180	4,258,817

Total Liabilities and Stockholders' Equity	$4,361,091	$4,718,214	$4,895,031

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009

Cash Flows from Operating Activities:
Cash received from customers	$4,835,225	$4,153,532
Cash paid to suppliers and employees	<4,576,102>	<5,529,836>
Interest paid	-	-
Interest received	4,081	21,774
Income taxes <paid> refunded	-	<12,000>

Net Cash Provided By <Used In> Operating Activities	263,204	<1,366,530>

Cash Flows from Investing Activities:
Capital expenditures	<17,857>	<34,674>

Net Cash Provided By <Used In> Investing Activities	<17,857>	<34,674>

Cash Flows from Financing Activities:

Net Cash Provided By <Used In> Financing Activities	-	-

Net increase <decrease> in cash and cash equivalents	245,347	<1,401,204>

Cash and cash equivalents at beginning of year	716,866	1,992,558

Cash and cash equivalents at end of third quarter	$962,213	$591,354

See Notes to Consolidated Financial Statements

	2010	2009

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<422,312>	$<3,625,467>

Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	99,406	128,574
Share-based compensation expense	12,025	11,928
Deferred income taxes	-	1,845,200
Changes in assets and liabilities:
Decrease <Increase> in trade accounts receivable	414,093	138,380
Decrease <Increase> in inventories	113,567	122,394
Decrease <Increase> in prepaid expenses	<6,739>	8,894
Increase <Decrease> in refundable income taxes	-	6,000
Increase <Decrease> in accounts payable	65,079	18,554
Increase <Decrease> in accrued payroll and related expenses	14,586	248
Increase <Decrease> in accrued expenses and accrued taxes other than income	<26,501>	<21,235>

Total Adjustments	685,516	2,258,937

Net Cash Provided By <Used In> Operating Activities	$263,204	$<1,366,530>

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2010

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2009.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2010	Sept. 30, 2009	June 30, 2009

Components	$1,484,495	$1,589,184	$1,992,252
Work-in-Process	225,322	262,156	412,958
Finished Product	361,264	333,308	451,564

	$2,071,081	$2,184,648	$2,856,774

The above amounts are net of reserve for obsolete inventory in the amount of $571,972, $455,000 and $405,978 for the periods ended June 30, 2010, September 30, 2009 and June 30, 2009 respectively.

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

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 41,500 Class A shares were outstanding at June 30, 2010 (59,400 shares at September 30, 2009 and 61,000 shares at June 30, 2009) at prices ranging from $3.125 to $5.00 per share.Options for 1,600 shares at prices ranging from $3.125 to $3.55 were canceled during the three month period ended March 31, 2009. In addition, options for 10,800 shares at a price of $7.125 expired during the three month period ended December 31, 2008. No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at June 30, 2010.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 44,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 44,000 Class A shares were outstanding at June 30, 2010 (41,000 shares at September 30, 2009 and 41,000 shares at June 30, 2009) at prices ranging from $2.925 to $11.00 per share. Options for 6,000 and 5,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2010 and March 31, 2009, at a price of $6.00 and $2.925 per share respectively. In addition, options for 3,000 and 2,000 shares expired during each of the three month periods ended March 31, 2010 and March 31, 2009, at $8.50 and $7.125 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 25, 2013.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2010:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.125 - 3.55	41,500	$3.41	.7

	41,500	$3.41

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	20,000	$3.95	4.6	16,667	$4.15
$6.00 - 7.25	14,000	$6.49	6.6	8,000	$6.85
$10.50 -11.00	10,000	$10.75	7.3	8,333	$10.70

	44,000	$6.30		33,000	$6.46

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2010 and June 30, 2009 respectively $4,020 and $12,025 ; $3,903 and $11,928 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2010 and 2009 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .54.

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

6. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2010	2009	2010	2009
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<151,479>	$<234,861>	$<422,312>	$<3,625,467>

Shares denominator	1,248,095	1,248,095	1,248,095	1,248,095

Per share amount	$<.12>	$<.19>	$<.34>	$<2.90>

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095	1,248,095	1,248,095
Stock options	-	-	-	-

	1,248,095	1,248,095	1,248,095	1,248,095

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<151,479>	$<234,861>	$<422,312>	$<3,625,467>

Per share amount	$<.12>	$<.19>	$<.34>	$<2.90>

During the third quarter and the nine month period of fiscal 2010 and the third quarter and the nine month period of fiscal 2009, options to purchase 85,500 and 0,000 shares of common stock, respectively, at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2010	2009	2010	2009
Net Revenue
Indicators and Gauges	$388,110	$379,761	$1,129,569	$1,331,917
Automotive Diagnostic Tools and Equipment	1,002,245	1,141,272	3,291,563	2,683,235

	$1,390,355	$1,521,033	$4,421,132	$4,015,152

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$19,551	$<38,445>	$59,417	$<110,783>
Automotive Diagnostic Tools and Equipment	114,584	77,803	386,574	<744,054>
General Corporate Expenses	<285,614>	<274,219>	<868,303>	<925,430>

	$<151,479>	$<234,861>	$<422,312>	$<1,780,267>

Asset Information
Indicators and Gauges			$724,265	$717,323
Automotive Diagnostic Tools and Equipment			2,058,046	2,842,190
Corporate			1,578,780	1,335,518

			$4,361,091	$4,895,031

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$1,362,734	$1,468,282	$4,356,714	$3,858,499
Australia	12,057	9,850	29,874	9,850
Canada	11,561	35,780	26,730	105,422
England	-	-	-	23,501
Germany	2,718	6,731	4,718	9,208
Other foreign countries	1,285	390	3,096	8,672

	$1,390,355	$1,521,033	$4,421,132	$4,015,152

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

For the quarter and the nine months ended June 30, 2010 and June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. The cost reduction measures are expected to continue for the remainder of the fiscal year.

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

10. Subsequent Events

The Company has evaluated subsequent events through August 13, 2010, and has determined there were no subsequent events to recognize or disclose in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2010 through June 30, 2010)
Fiscal 2010 Compared to Third Quarter Fiscal 2009
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $388,110 and $379,761 for the third quarter of fiscal 2010 and fiscal 2009, respectively, and $1,129,569 and $1,331,917 for the first nine months of fiscal 2010 and fiscal 2009, respectively. The reduced sales volume in the current year was primarily due to lower orders for locomotive replacement items for distributor inventories due to tight credit, slowing of business aircraft conversion activity and delays in appropriations for two military retrofit programs.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,002,245 and $1,141,272 for the third quarter of fiscal 2010 and fiscal 2009, respectively, and $3,291,563 and $2,683,235 for the first nine months of fiscal 2010 and fiscal 2009, respectively. The increase was due primarily to the completion of an order for automotive diagnostic testing equipment for an OEM in the first quarter.

Results of Operations

Product sales for the quarter ended June 30, 2010 were $1,267,497 versus $1,422,117 for the quarter ended June 30, 2009. The 11% decrease in product sales during the current quarter of approximately $155,000 was volume related due primarily to decreased sales of automotive diagnostic products of approximately $162,000. Sales of diagnostic products to OEM's and non-emission aftermarket products decreased by approximately $46,000 and $145,000 respectively. Emissions products increased by approximately $29,000. Sales of indicator products increased by approximately $7,000. Management instituted cost cutting measures in two stages in fiscal 2009. Fiscal 2010 third quarter benefited from the January and April fiscal 2009 cost cutting measures while fiscal 2009 third quarter benefited from only the January cost cutting measures and two months of the April cost cutting measures. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the fourth quarter of the fiscal year to continue at current levels.

Service sales for the quarter ended June 30, 2010 were $122,858 versus $98,916 for the quarter ended June 30, 2009. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2010 was $676,004 (53.3% of product sales) as compared to $807,907 (56.8% of product sales) in the third quarter of 2009. The dollar and percentage decrease in the cost of product sold was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009 and a change in product mix. For the quarter ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Cost of service sold for the quarter ended June 30, 2010 was $72,002 (58.6% of service sales) as compared to $95,778 (96.8% of service sales) in the quarter ended June 30, 2009. The dollar and percentage decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year due to price adjustments and the cost cutting measures. For the quarter ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Product development expenses were $262,378 in the third quarter of fiscal 2010 (20.7% of product sales) as compared to $291,698 (20.5% of product sales) in the third quarter of fiscal 2009. The dollar decrease was due primarily to decreased labor costs and a decrease in research and experimental material of approximately $21,000 and $8,000 respectively. The current level of product development expenses is expected to continue for the fourth quarter of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the quarter ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop some new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $537,407 (38.7% of total sales) in the third quarter of fiscal 2010 versus $566,792 (37.3% of total sales) for the same period a year ago. The dollar decrease in expenses for the current fiscal quarter was due primarily to the continuation of the cost cutting measures and wage reductions implemented implemented in fiscal 2009. Marketing expenses were approximately $246,000 in the third quarter of fiscal 2010 versus $286,000 for the same period a year ago. Within marketing expenses, labor costs, commissions, travel expenses, royalties and promotion expenses decreased by approximately $62,000, $12,000, $4,000, $3,000 and $3,000 respectively. These decreases were offset in part by increases in advertising, outside consulting and collection expenses of approximately $24,000, $21,000 and $5,000 respectively. Administrative expenses were approximately $292,000 in the third quarter of fiscal 2010 versus $281,000 for the same period a year ago. Within administrative expenses, professional fees, data processing expenses, directors fees and travel expenses increased approximately $6,000, $2,000, $1,000 and 1,000 respectively. The current level of marketing and administrative expenses is expected to continue during the fourth quarter of the fiscal year due to the continuation of the cost cutting measures implemented in fiscal 2009. For the quarter ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Interest expense was $0 in the third quarter of fiscal 2010 which compares with $632 in the third quarter of fiscal 2009. The credit facility was rescinded in December 2009 with no interest charges on an unused portion during the third quarter of fiscal 2010. The prior year interest was an interest charge on the $1,000,000 unused credit facility. The current level of interest expense is expected to continue for the fourth quarter of the fiscal year.

Other income was $5,957 in the third quarter of fiscal 2010 which compares with $6,913 in the third quarter of fiscal 2009. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower interest rate earned on cash available for investment during the current quarter.

Income taxes in the third quarter of fiscal 2010 and 2009 was $-0-. Management recorded a valuation allowance on the calculated recovery of deferred taxes for both years netting to $0. The valuation allowances were recorded due to continued losses, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. .

The net loss in the third quarter of fiscal 2010 was $151,479 which compares with a net loss of $234,861 in fiscal 2009. The net loss for the current quarter was primarily the result of a lower sales volume offset in part by the cost cutting measures implemented in fiscal 2009.

Unshipped customer orders as of June 30, 2010 were $256,000 versus $1,450,000 at June 30, 2009. The decrease was due primarily to decreased orders in automotive diagnostic products of $1,151,000, specifically, $1,131,000 for emissions products and $20,000 for non-emission aftermarket products. In addition, indicators and gauges decreased by approximately $43,000. The prior year backlog included an order for an emissions program in the State of New Jersey of approximately $1,100,000 with no similar order during the current year. The Company estimates that approximately 70% of the current backlog will be shipped in the last quarter of fiscal 2010.

Results of Operations, Nine Months Ended June 30, 2010
Compared to Nine Months Ended June 30, 2009

Product sales for the nine months ended June 30, 2010 were $4,093,198 versus $3,678,889 for the same period in fiscal 2009. The increase in product sales during the first nine months of the current fiscal year of approximately $414,000 was volume related due primarily to increased sales of automotive diagnostic products, primarily testing products to OEM's of approximately $559,000. Sales of other automotive diagnostic products, primarily, non-emission aftermarket products and emission products increased by approximately $43,000 and $11,000, respectively. In addition, sales of indicator products decreased by approximately $199,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the fourth quarter of the fiscal year to continue at current levels.

Service sales for the nine months ended June 30, 2010 were $327,934 compared with $336,263 for the same period in fiscal 2009. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,176,959 (53.2% of product sales) compared with $2,461,255 (66.9% of product sales) for the nine months ended June 30, 2009. The dollar and percentage decrease in the cost of product sold was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009 and a change in product mix. The current cost of product sold percentage is expected to continue during the fourth quarter of the fiscal year due to product mix and the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the nine months ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Cost of service sold was $197,036 (60.0% of service sales) compared with $284,458 (84.6% of service sales) for the nine months ended June 30, 2009. The dollar and percentage decrease was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year due to price adjustments and the continuation of the cost cutting measures.  For the nine months ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Product development expenses were $800,275 (19.6% of product sales) compared to $1,079,741 (29.3% of product sales) for the nine months ended June 30, 2009. The dollar and percentage decrease was due primarily to higher product sales and the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. During the current nine month period labor costs and research and experimental material declined by approximately $260,000 and $9,000 respectively. The current level of product development expenditures is expected to continue for the fourth quarter of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the nine months ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop some new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,687,201 for the nine months ended June 30, 2010 (38.2% of total sales) versus $1,998,609 (49.8% of total sales) for the nine months ended June 30, 2009. The percentage decrease was due to the higher level of total net sales during the first nine months of the current fiscal year and the cost reductions implemented in fiscal 2009. Marketing expenses were approximately $801,000 during the first nine months of the current fiscal year versus $1,045,000 for the same period a year ago. Within marketing expenses, decreases were primarily in labor costs, travel expense, promotion expense and advertising expense of approximately $289,000, $28,000, $14,000 and $2,000 respectively. These decreases were offset in part by increases in outside consulting and commissions of approximately $80,000 and $27,000 respectively. Administrative expenses were approximately $886,000 during the first nine months of the current fiscal year versus $954,000 for the same period a year ago. The dollar decrease during the first nine months of the current fiscal year was due primarily to decreases in labor costs and data processing expenses of approximately $79,000 and $4,000 respectively, offset in part by an increase in professional fees and directors fees of approximately $18,000 and 2,000 respectively. The current level of marketing and administrative expenses is expected to continue during the fourth quarter of the fiscal year due to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. For the nine months ended June 30, 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Interest expense was $542 for the nine months ended June 30, 2010, and $3,177 for the same period in 2009. The credit facility was rescinded in December 2009 with no interest charges on an unused portion during the second and third quarters of the current fiscal year. The prior year interest was an interest charge on the unused credit facility which was reduced from $2,500,000 to $1,000,000 in February 2009. The current level of interest expense is expected to continue for the fourth quarter of the fiscal year.

Other income of $18,569 compares with other income of $31,821 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower interest rate earned on cash available for investment during the current period. The current level of other income is expected to decrease for the fourth quarter of fiscal 2010 due to a lower level of cash and cash equivalents invested in interest bearing accounts and a lower interest rate.

Income taxes during the first nine months of fiscal 2010 were $0 which compares with income taxes of $1,845,200 in the first nine months of fiscal 2009. In fiscal 2010 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. During fiscal 2009 management recorded a valuation allowance on the entire balance of deferred tax assets in the amount of $1,845,200 due to continued losses, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

The net loss for the nine months ended June 30, 2010 was $422,312 which compares with a net loss of $3,625,467 for the nine months ended June 30, 2009. The improvement was primarily due to the continuation of the cost cutting measures implemented in fiscal 2009 and a higher sales volume. The net loss for the first half of fiscal 2009 was the result of the increase in the valuation allowance of $1,845,200 and a lower sales volume.

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

For the quarter and the nine months ended June 30, 2010 and June 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented fiscal 2009. The cost reduction measures are expected to continue for the remainder of the fiscal year.

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

Liquidity and Capital Resources

Total current assets were $3,831,080, $4,106,654 and $4,243,814 at June 30, 2010, September 30, 2009 and June 30, 2009, respectively. The decrease of approximately $413,000 from June to June is due primarily to a decrease in inventory of approximately $786,000, offset in part by an increase in cash and cash equivalents of approximately $371,000. Cash and cash equivalents increased due primarily to reduced working capital needs. The decrease from September 2009 to June 2010 of approximately $276,000 is due primarily to the decrease in accounts receivable and inventory of approximately $414,000 and $114,000 respectively, offset in part by an increase in cash and cash equivalents of approximately $245,000. Accounts receivable and inventory declined due primarily to a lower sales volume during the current quarter. The increase in cash and cash equivalents was due primarily to reduced ongoing working capital needs.

Working capital as of June 30, 2010 amounted to $3,273,882. This compares to $3,607,600 a year earlier. Current assets were 6.9 times current liabilities compared to 6.7 a year ago. The quick ratio was 3.0 compared to 2.0 a year ago.

Internally generated funds during the nine months ended June 30, 2010 were $263,204 and were adequate to fund the Company's primary non-operating cash requirement consisting of capital expenditures $17,857. The primary reasons for the positive cash flow from operations was the decrease in accounts receivable and inventory during the period. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations will provide the liquidity necessary to support its current and anticipated working capital and capital expenditure requirements through the end of fiscal 2010.

Shareholders' equity during the nine months ended June 30, 2010 decreased by $410,287 which was the net loss during the period of $422,312 and $12,025 of share-based compensation expense.

The Company had a credit agreement with its financial lender that was rescinded on December 17, 2009. The rescinded agreement provided for a secured revolving credit facility of $1,000,000 with interest generally equal to three percent per annum plus one month LIBOR. The agreement was set to expire in February 2010. The agreement was secured by the Company's accounts receivable, inventory, equipment and general intangibles. In addition, the credit agreement contained affirmative covenant requirements, tested on an annual basis, that required the Company to maintain a tangible net worth of $8,000,000 and a pre-tax interest coverage ratio of not less than 3.0 to 1.0 which were violated due to operating losses. The Company was unable to obtain waivers on the violated covenants from its financial lender. The Company had no outstanding borrowings under this loan facility since November 2007. During fiscal 2010 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2010 there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 in response to the economic downturn and uncertainty in the markets the Company serves. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds will provide sufficient liquidity to meet ongoing working capital requirements. In addition, the Company is currently evaluating other short-term financing alternatives but there can be no assurance that such arrangements will be available.

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

Item 4. Controls and Procedures.

As of June 30, 2010, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no other material developments in this legal proceeding since the filing of Form 10-Q for the quarter ended March 31, 2010. It is not possible , at this time, to estimate the timing of subsequent actions in the matter and management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: August 13, 2010	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 13, 2010	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer