Form 10-K
period 2010-09-30
HICKOK INC
filed 2010-12-22
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2010, the Registrant had 793,229 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 647,614 shares of Class A Common Stock and 233,098 shares of Class B Common Stock. As of March 31, 2010, based on the closing price of $5.50 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $3,561,877. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 23, 2011.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2010.

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
      6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      7. INCOME TAXES
      8. EARNINGS PER COMMON SHARE
      9. EMPLOYEE BENEFIT PLANS
      10. SEGMENT AND RELATED INFORMATION
      11. COMMITMENTS AND CONTINGENCIES
      12. SUBSEQUENT EVENTS
      13. GOING CONCERN AND MANAGEMENT PLAN
       14. QUARTERLY DATA (UNAUDITED)
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
      SIGNATURES
      EXHIBIT INDEX
      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
      SCHEDULE IX - SHORT-TERM BORROWINGS

PART I

ITEM 1. BUSINESS.

General Development of Business

Hickok Incorporated was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries, Supreme Electronics Corp. and Waekon Corporation. Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, emissions testing, aircraft, and locomotive with sales both to original equipment manufacturers (OEM's) and to the aftermarkets.

Until the mid 1980s Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. Since the mid 1980s the Company has focused this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. This segment represented approximately 26% of the Company's fiscal 2010 revenue.

The Company enjoyed growing success with Ford Motor Co. in the late 1980s and early 1990s ultimately resulting in OEM business representing approximately 80% of revenue. The Company recognized that customer diversification was desirable and also that much of the technology that had been developed for OEMs could have application to the non-dealer service market known as the aftermarket. Initial efforts used internal staff for sales and development efforts. After several years of modest success the Company learned that the technology developed for OEMs applied to the final product but the final product itself and market development activities required were significantly different than those for an OEM customer.

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

Indicators and Gauges

For over ninety-five years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 26% of the Company's sales for fiscal 2010 and 25% for fiscal 2009. An original grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. Subsequently several additional models have also been certified. The DIGILOG instrument is a customizable indicator that is a combination analog/digital indicator for the aircraft market. It can be adapted to display a wide variety of aircraft parameters.

Automotive Diagnostic Tools and Equipment

Since the mid 1980s the Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to several automotive OEMs, and to the aftermarket using jobbers, wholesalers and mobile distributors. Since the late 1990s sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. In fiscal 2007 and 2006 orders from a supplier to OEMs for products designed to the OEMs requirements significantly affected revenues. In fiscal 2008, 2007 and 2004 emissions products significantly affected revenues. The aftermarket accounted for approximately 46% of the Company's automotive diagnostic and specialty tool sales in fiscal 2010 and 37% for fiscal 2009. The percentage increase was primarily because large OEM orders were lower in fiscal 2010 than in fiscal 2009. As a whole, automotive diagnostic tools and equipment represented approximately 74% of the Company's sales for fiscal 2010 and 75% for fiscal 2009.

The Company's primary expertise is electronic measurement of physical properties and it has cultivated a reputation for developing innovative tools for automotive diagnostics and uses that reputation as leverage when it introduces new offerings. Being innovative sometimes adds to the difficulty of training the sales channels and technician market on the benefits of the product. An example of this is the On-Car Injector Flow Bench (OCIFB), that the Company introduced several years ago to the aftermarket. Sales of the product had been slowly increasing as the market began to understand its value. In 2004 a major automotive OEM became interested in the product's ability to measure the actual flow of fuel injectors on the vehicle. By enabling the dealership technician to obtain flow information they expected to substantially reduce their "no trouble found" warranty returns of fuel injectors. A major order for the OEMs dealerships was delivered in 2006 and 2007. For two years the Company has worked on extending this product's capability to diesel and Spark Ignited Direct Injection (SIDI) fuel injection systems. The Company feels it has a unique product for these new to the North American market vehicles that will be of interest to numerous OEMs and the Aftermarket.

New Generation Star (NGS) is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles from 1992 to 2005. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. Sales of NGS both to dealerships and aftermarket customers was a major revenue source for the Company. In 2005 Ford made the decision to no longer support the NGS with software and introduced a new tool to take its place. Without access to certain Ford proprietary algorithms the Company could not maintain the tool's functionality to the standards it had been previously. In late 2006 the Company was able to license the security algorithm from Ford. By late 2007 the software the Company developed returned the NGS tool to the factory developed software level of performance. In early 2009 the Company introduced a new product called NGS Mach II that updated the hardware platform and extended the software functionality to current dealership standards while maintaining functionality for Ford vehicles back to 1984.

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

Because of the Company's measurement technology and automotive knowledge the Company has been able to design and manufacture innovative tools for both OEMs and aftermarket customers and the Company has developed a reputation for delivering advanced tools that save expense and technician time. During the automotive and economic crisis of the past several years by necessity the Company had to reduce expenses and staff to accommodate lower revenue levels. These changes will result in fewer new product developments however the Company has been cautious not to lose the expertise that enabled the “innovative” reputation. Although there are less resources, the Company is compensating by being more critical in the projects it devotes resources to in order to develop products that have both OEM and aftermarket application. The Company is also making an effort to expand its product offerings to the new technologies that will affect the North American automotive and truck markets because of the strong emphasis on fuel economy and emissions.

The Company has successfully made an effort to reestablish the close association with OEMs it enjoyed in the 1980s and 1990s. The Active Fuel Injector Tester selected by GM for all their North American dealers added to both fiscal 2006 and 2007 revenues. In an effort to build on the success of the AFIT product, the Company worked closely with GM engineers to extend the applicability of the AFIT to diesel engines and the new Spark Ignited Direct Injection (SIDI)gasoline engines that are expected to represent a significant percentage of all manufacturers' new engine introductions in the upcoming years. The Company introduced a SIDI and Duramax Diesel Adapter to the AFIT product to GM dealers late in fiscal 2010 and will be introducing a similar product to the aftermarket in early fiscal 2011. The Company worked closely with Navistar/International to develop a tool for testing diesel fuel injectors on their engines. The Company sold a substantial quantity of units to Navistar in fiscal 2010. The Company also developed a version of the product it introduced to the aftermarket in late fiscal 2010. The strategy is to address new and old engine systems, such as fuel injection, that are difficult to diagnose and strike a balance between the OEM type projects that often result in large one-time orders and aftermarket products that generally have longer product life and consistent revenue potential spread over longer time periods.

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

Seasonality

The Company believes that there is a seasonality to the automotive aftermarket revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters in this market. Orders for OEM or emissions testing products are primarily subject to customer timing requirements and have no known seasonality aspect to them. As a result, operating results can fluctuate widely from quarter to quarter and year to year. As examples, the New Jersey emissions program had a significant affect on the Company's fourth quarter results of fiscal 2009, and the California evaporative emissions systems program had a significant affect on the Company's first quarter of fiscal 2008 and fourth quarter 2007 results.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

Sales to General Motors Corporation amounted to approximately 14% and sales to ESP also accounted for approximately 6% of the consolidated sales of the Company during fiscal 2010. During the fiscal year ended September 30, 2009, sales to SGS Testcom, Inc. amounted to approximately 18% and sales to General Motors Corporation also accounted for approximately 8% of the consolidated sales of the Company. During the fiscal year ended September 30, 2008, sales to ESP amounted to approximately 53% and sales to General Motors Corporation accounted for approximately 7% of the consolidated sales of the Company. The Company has no long-term contractual relationships with SGS Testcom, Inc. or General Motors. The Company does have an exclusive supply agreement with ESP for the Tank Tester product. Several aftermarket distribution companies and several equipment OEMs have become significant sources of revenue. Sales in fiscal 2010 to General Motors Corporation amounted to approximately $720,000 and sales to ESP amounted to approximately $295,000. Sales to SGS amounted to approximately $1,102,000 and sales to General Motors Corporation amounted to approximately $512,000 during fiscal 2009. Sales to ESP amounted to approximately $6,395,000 and sales to General Motors Corporation amounted to approximately $878,000 of the consolidated sales of the Company for fiscal 2008. The Company does not feel that it is dependent on any one customer but it is dependent on sales to this class of customers.

Backlog

The Company's order backlog as of September 30, 2010 totaled $529,000 as compared to $1,199,000 as of September 30, 2009 and $794,000 as of September 30, 2008. The decrease in fiscal 2010 versus 2009 was primarily due to decreased orders in automotive diagnostic products of $410,000, specifically, $568,000 for automotive diagnostic products to OEMs offset in part by an increase of $85,000 for non-emission aftermarket products and $63,000 for emission products. Indicators and gauges backlog also declined $260,000. The increase in fiscal 2009 versus 2008 was primarily due to increased orders in automotive diagnostic products of $529,000, specifically, $556,000 for automotive diagnostic products to OEMs and $42,000 for non-emission aftermarket products offset in part by a decrease of $69,000 for emission products.

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

The Company depends on the automotive industry for sales of its OEM and aftermarket products. The Company's results of operations were adversely affected by the deterioration in the automotive industry's performance during the fiscal 2010, 2009 and 2008 years, and the Company anticipates that it will continue to face significant challenges until industry conditions improve substantially. While it has diversified its OEM projects to include emissions equipment sold to non-automotive OEMs to meet governmental testing mandates, the Company anticipates that its ability to maintain current business levels and to grow its OEM and aftermarket business will continue to depend to a significant extent on the health of the automotive industry.

Research and Development Activities

The Company expensed as incurred product development costs of $1,069,707 in 2010, $1,317,529 in 2009 and $1,920,851 in 2008. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2010 was 83 full-time employees which represents a 2% increase from the fiscal 2009 and a 30% reduction from the fiscal 2008 levels. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2010, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $91,000 in 2010, $189,000 in 2009, and $248,000 in 2008. Shipments to Australia, Canada, England and Germany make up the majority of export sales.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of December 15, 2010 the Company had facilities in the United States of America as shown below:

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation) currently pending in the United States District Court for the Northern District of Ohio. The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech International, LLC and Delphi Corporation. The suit against Systech International, LLC was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit. In June of 2008 Delphi Corporation was added to the suit as a defendant however the Company is currently taking steps to remove Delphi from the suit. Currently the proceedings are in the expert witness identification stage that is expected to be completed early in the first quarter of 2011. The Company is seeking damages estimated at approximately $225,000 for the gas cap testing patent infringement and approximately $2,300,000 for the evaporative emissions testing patent infringement.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2010 and 2009 our Class A Common Shares were traded on The Nasdaq Over-The-Counter Bulletin Board Market under the symbol HICKA.OB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2010			September 30, 2009
	HIGH	LOW	HIGH	LOW
First Quarter	6.00	4.00	8.00	3.37
Second Quarter	6.00	4.01	5.00	2.30
Third Quarter	5.50	4.25	6.00	2.50
Fourth Quarter	5.00	2.50	6.00	5.01

b) HOLDERS

As of December 15, 2010, there were approximately 255 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2010, 2009 and 2008 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30
	2010	2009	2008	2007	2006

	(In Thousands of Dollars, except per share amounts)

Net Sales	$5,259	$6,063	$12,070	$12,520	$15,878

Net Income (Loss)	$(949)	$(3,674)	$(770)	$(649)	$804

Working Capital	$2,784	$3,603	$5,386	$5,950	$6,790

Total Assets	$3,809	$4,718	$8,511	$12,754	$12,107

Long-term Debt	$-0-	$-0-	$-0-	$-0-	$-0-

Total Stockholders' Equity	$3,281	$4,214	$7,872	$8,459	$9,256

Net Income (Loss) Per Share	$(.76)	$(2.94)	$(.62)	$(.53)	$.66

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$.10	$-0-

Class B	$-0-	$-0-	$-0-	$.10	$-0-

Stockholders' Equity

Per Share:	$2.63	$3.38	$6.31	6.92	$7.64

Return on Sales	(18.1%)	(60.6%)	(6.4%)	(5.2%)	5.1%

Return on Assets	(22.3%)	(55.6%)	(7.2%)	(5.2%)	7.2%

Return on Equity	(25.3%)	(60.8%)	(9.4%)	(7.3%)	9.0%

Closing Stock Price	$4.25	$5.01	$9.00	$12.75	$5.90

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

Until the mid 1980s Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-four years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 74% of its fiscal 2010 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in electronic systems and other non-electronic systems in automobiles and trucks.

Sixteen years ago two large automotive OEM companies comprised over 80% of the company's business. A substantial portion of this business was contingent on large programs initiated by these OEMs on a year to year basis. The Company recognized that the OEMs were changing and that the likelihood of the continuation of these yearly large programs was diminishing. As a result, the Company initiated a strategy to use existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The strategy was aided by the acquisition of Waekon Industries in 1998. The Company uses Waekon as the brand of its products that are primarily intended as a technician's personal tool. The acquisition of Waekon immediately gave the Company aftermarket products and access to certain sales channels to that market.

Since the acquisition of Waekon, the Company further expanded aftermarket sales channels and added numerous new product offerings. Those efforts resulted in aftermarket revenues steadily rising as a result of new products developed for aftermarket servicers and success selling the NGS Scan Tool for Ford to aftermarket customers until fiscal 2007. During recent years there have been large sales orders from emissions or OEM customers that caused aftermarket sales to remain less than 50% of total automotive product sales. In fiscal 2010 approximately 46% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 54% was from OEM and emissions customers. Aftermarket revenues rose to approximately $1,762,000 on the strength of technician targeted products while there was a slight decline in Shop targeted products. In fiscal 2009, approximately 37% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 63% was from OEM and emissions customers. Aftermarket revenue declined from approximately $2,300,000 in fiscal 2008 to $1,668,000 in fiscal 2009 largely as a result of lower sales of the Company's NGS product. In fiscal 2008, approximately 22% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 78% was from OEM and emissions customers. The depressed conditions in the OEM and emissions markets were largely responsible for the sharp decline in their revenues over the past several years. The Company intends to continue to pursue OEM and emissions opportunities; however the development emphasis for fiscal 2010 and fiscal 2011 is on aftermarket products. A number of the aftermarket products are expected to be introduced in early calendar 2011. Several of these products relate to proprietary fuel injection system diagnosis technology that was developed working with OEM customers.

The Company offers products for government sponsored emissions testing programs. The Company's gas cap testing products have become the de facto standard of gas cap testing in the United States and most major vendors use them in their equipment when gas cap testing is specified within a state program. The Company has patents on its proprietary method. The Company also developed an ability to test for leaks in vehicle evaporative systems (gas tanks). The Company applied for and received a patent on the methodology it developed. In fiscal 2004 the Company signed an exclusive supply agreement with Environmental Services Products (ESP) that supplied sales, marketing, and service for the tank testing product for a program in the state of California. During late fiscal 2007 the California emissions program implemented. The Company and its partner, ESP, captured an estimated 70% of the market. Emissions revenue in fiscal 2008 was approximately $6,900,000, 68% of automotive diagnostic tool revenue and $3,900,000 or 37% of fiscal 2007 diagnostic tool revenue. New Jersey implemented a program that included gas cap testing in 2009 that resulted in revenue of approximately $1,100,000. Most new emissions testing programs emphasize OBD II testing and the EPA allows minimal credit for testing either gas caps or gas tanks on those vehicles. With the recent concern over CO2 emissions the EPA is re-evaluating the credit for gas cap testing and the Company is hopeful they will realize the benefit of such tests.

New Generation Star (NGS) is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles from 1992 to 2005. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. Sales of NGS both to dealerships and aftermarket customers was a major revenue source for the Company and particularly represented a brand defining product for customers in the aftermarket. In 2005 Ford made the decision to no longer support the NGS with software and introduced a new tool to take its place. The Company took over software development for the product. In mid fiscal 2008 the Company introduced a PC based version of NGS and in 2009 introduced an upgraded hardware version of the original NGS scan tool called NGS Mach II. During fiscal 2010 the Company made substantial technical improvements to both products and re-evaluated its sales/marketing programs related to them. The Company is introducing several new programs in an effort expected to increase the NGS product revenue levels substantially and to re-establish the reputation of the products.

The Company developed a product for testing fuel injection systems on gasoline engines in the late 1990s but had only modest success in selling the technology until General Motors required the tool for all their dealers in 2007. Subsequently the Company was asked to develop the technology further for use on diesel and newly introduced direct injection gasoline engines. In July of 2010 GM recommended to all their dealers an Adapter to the original fuel injection tester for testing both Duramax Diesel and their new Spark Ignited Direct Injection (SIDI) engines. In 2008 a large truck OEM asked the Company to develop a tester for their diesel fuel injection system that was different than the system used by GM on their Duramax Diesel engines. This development resulted in significant revenues during the first quarter of fiscal 2010 and a novel product that helps diagnose an issue that has existed on certain engines since 2001. The Company is in the process of introducing versions of both of these products to the aftermarket and is hopeful they will become brand defining products similar to NGS.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. As an example, fiscal 2008 compared to fiscal 2007 is typical of the fluctuations these large programs can cause. The first quarter of fiscal 2008 resulted in substantial revenue growth and profitable operations because of the added revenue from the completion of the California emissions program. While the fourth quarter of fiscal 2007 resulted in substantial growth and profitable operations because of the added revenue of the start of the California emissions program. In addition, the fourth quarter of fiscal 2009 benefited from a smaller emissions program for the State of New Jersey and the fiscal 2010 first quarter benefited from delivery of a diesel fuel injection tester to a large truck OEM.

The Company's indicator product revenue decreased 12% in fiscal 2010 and the percentage of total Company revenues increased to 26% from 25% in fiscal 2009. The year to year decrease was primarily a result of the continued economic downturn and uncertainty in the markets the Company serves, customer delivery requirement timing and delays in government funding of programs for the military. The Company's indicator product revenue decreased 14% in fiscal 2009 and the percentage of total Company revenues increased to 25% from 15% in fiscal 2008. The year to year decrease was primarily a result of the economic downturn and uncertainty in the markets the Company serves and customer delivery requirement timing. The increase in the total level of indicator product revenue percentage from 2009 versus 2008 was primarily due to the larger percentage decrease in automotive products contribution to total Company revenue. The Company anticipates indicator sales will continue at current levels in fiscal 2011 and into the foreseeable future. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Management implemented steps to reduce expenses in early fiscal 2009 due to the economic downturn and uncertainty in the markets the Company serves including reductions of development resources. These reductions will continue during fiscal 2011. New product development needs in fiscal 2011 will continue and management believes it can address these needs adequately. The cutbacks have slowed the new product development process however the Company has taken precautions to maintain its technologies and continues to work on several novel products it believes will have substantial market appeal. Marketing and administration are also a significant expense. With the uncertain conditions in the aftermarket and OEM revenues for fiscal 2011 management plans to continue the expense reductions implemented in fiscal 2009 in marketing, administrative and sales related expenses including personnel rate reductions unless business recovers significantly. As revenues decline, certain variable sales related and marketing expenses such as commissions also decline.

The Company's order backlog as of September 30, 2010 totaled $529,000 as compared to $1,199,000 as of September 30, 2009 and $794,000 as of September 30, 2008. The decrease in fiscal 2010 versus 2009 was primarily due to decreased orders in automotive diagnostic products of $410,000, specifically, $568,000 for automotive diagnostic products to OEMs offset in part by an increase of $85,000 for non-emission aftermarket products and $63,000 for emission products. Indicators and gauges backlog also declined $260,000. The increase in fiscal 2009 versus 2008 was primarily due to increased orders in automotive diagnostic products of $529,000, specifically, $556,000 for automotive diagnostic products to OEMs and $42,000 for non-emission aftermarket products offset in part by a decrease of $69,000 for emission products.

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

Automotive Diagnostic Tools and Equipment

This segment consists primarily of products designed and manufactured to support the testing or servicing of automotive and truck systems using electronic means to measure vehicle parameters. These products are sold to OEMs and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions.

Results of Operations

Sales for the fiscal year ended September 30, 2010 decreased to $5,259,012, a decrease of approximately 13% from fiscal 2009 sales of $6,062,776. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $765,000. Service sales in fiscal 2010 decreased by approximately $39,000 and the reduction was volume related, compared to fiscal 2009. Product sales were $4,868,635 in fiscal 2010 compared to $5,633,864 in fiscal 2009. The decrease in product sales occurred in both the indicator and gauges segment, and the automotive diagnostic equipment segment. The dollar decreases were approximately $180,000 and $585,000 respectively. Within the automotive diagnostic products, emission product sales decreased approximately $1,162,000 offset in part by an increase in OEM products and aftermarket products of approximately $487,000 and $90,000 respectively. Fiscal 2010 benefited from a small OEM program while fiscal 2009 benefited from a small emissions program. The reduction in service sales was volume related and attributable to lower repair sales. The current level of service revenue is expected to continue for fiscal 2011.

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

Cost of products sold in fiscal 2010 was $2,689,469 or 55.2% of net product sales compared to $3,683,049 or 65.4% of net product sales in fiscal 2009. Cost of products sold during fiscal 2008 was $6,802,006 or 58.9% of net product sales. The decrease in the percentage of cost of products sold to product sales between fiscal 2010 and 2009 was due primarily to a change in product mix and by the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The increase in the percentage of cost of products sold to product sales between fiscal 2009 and 2008 was due primarily to lower product sales which absorbed less of the fixed costs, a change in product mix offset in part by cost reductions. The lower percentage of cost of products sold to product sales in fiscal 2008 was due primarily to higher product sales which absorbed more of the fixed costs and to a change in product mix. For the years ended September 30, 2010 and September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

Cost of services sold in fiscal 2010 was $251,258 or 64.4% of net service sales compared to $402,025 or 93.7% respectively in fiscal 2009. Cost of services sold during fiscal 2008 was $540,896 or 104.5% of net service sales. The dollar and percentage decrease between fiscal 2010 and 2009 was due primarily to a lower volume of warranty repairs, price increases for certain services and cost reductions. The dollar and percentage decrease between fiscal 2009 and 2008 was due primarily to a lower volume of warranty repairs, price increases for certain services and cost reductions. The higher cost of service sold percentage in fiscal 2008 was due primarily to higher warranty related costs associated with certain of the automotive diagnostic products. For the years ended September 30, 2010 and September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

 Product development expenditures in fiscal 2010 were $1,069,707 or 22.0% of product sales compared to $1,317,529 or 23.4%, respectively, in fiscal 2009. Product development expenditures during fiscal 2008 were $1,920,851 or 16.6% of product sales. The dollar decrease between fiscal 2010 and fiscal 2009 was due primarily to the cost cutting measures and wage reductions implemented in fiscal 2009. Decreases were primarily in labor costs and travel expenses of approximately $232,000 and $4,000 respectively. The percentage increase between fiscal 2009 and 2008 was due primarily to the lower level of product sales in fiscal 2009. The dollar decrease between fiscal 2009 and fiscal 2008 was due primarily to the cost cutting measures and wage reductions implemented in fiscal 2009. Decreases were primarily in labor costs, research and experimental material expenses and travel expenses of approximately $531,000, $52,000 and $6,000 respectively. For the years ended September 30, 2010 and September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. In addition, management believes the current resources will be sufficient to maintain current product development commitments and continue to develop a reasonable flow of new diagnostic products for both the OEM and Aftermarket customers.

 Marketing and administrative expenses amounted to $2,217,520 which was 42.2% of net sales in fiscal 2010, $2,524,914 or 41.6% of net sales in fiscal 2009 and $3,454,382 or 28.6% of net sales in fiscal 2008. The percentage increase in fiscal 2010 was due primarily to the decrease in the level of total net sales for the current fiscal year. Marketing expenses were approximately $1,026,000 in fiscal year 2010 compared to $1,280,000 a year ago. Within marketing expenses, decreases were primarily in labor costs of $308,000, travel expense of $27,000, advertising of $3,000, promotion expense of $2,000, collection expense of $3,000 and royalties of $3,000. The decreases were offset in part by increases in commissions of 37,000 and outside consulting of $70,000 related to an emissions equipment sales effort. Administrative expenses were approximately $1,192,000 during the current fiscal year compared to $1,245,000 a year ago. The dollar decrease was due primarily to decreases in labor costs of $64,000, data processing fees of $4,000 and  depreciation of $5,000. The decrease was offset in part by an increase in directors fees of $11,000 and professional fees of $5,000. For the years ended September 30, 2010 and September 30, 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009.

The percentage increase in fiscal 2009 compared to fiscal 2008 was due primarily to the decrease in the level of total net sales for fiscal 2009. The dollar decrease between fiscal 2009 and fiscal 2008 was due primarily to the cost cutting measures and wage reductions implemented in fiscal 2009. Marketing expenses were approximately $1,280,000 in fiscal year 2009 compared to $1,855,000 in fiscal 2008. Within marketing expenses, decreases were primarily in labor costs of $396,000, travel expense of $48,000, advertising of $42,000, promotion expense of $33,000, collection expense of $11,000 and commissions of $10,000. Administrative expenses were approximately $1,245,000 in fiscal year 2009 compared to $1,600,000 in fiscal 2008. The dollar decrease was due primarily to decreases in labor costs of $255,000, directors fees of $38,000, data processing fees of $42,000, depreciation of $14,000 and travel expense of $4,300. The decrease was offset in part by an increase in professional fees of approximately $14,000.

Interest charges were $542 in fiscal 2010 compared with $3,826 in fiscal 2009 and $9,974 in fiscal 2008. The decrease in interest charges in fiscal 2010 compared to fiscal 2009 was due to no short-term borrowings during the current year. Interest charges for fiscal 2010 were due on the unused credit facility during the first quarter of the year. The decrease in interest charges in fiscal 2009 compared to fiscal 2008 was due to no short-term borrowings and interest charges on the lower credit facility unused portion during fiscal 2009. The credit facility was reduced from $2,500,000 to $1,000,000 on February 1, 2009 and rescinded on December 17, 2009.

Other income was $19,988 in fiscal 2010 compared with $39,514 in fiscal 2009 and $88,091 in fiscal 2008. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The decrease in fiscal 2010 compared to fiscal 2009 and 2008 was due primarily to the lower level of excess cash available to invest in money market accounts and lower interest rates on the cash that was invested. Interest income and miscellaneous income amounted to approximately $5,000 and $15,000 respectively for fiscal 2010. Interest income and miscellaneous income amounted to approximately $23,000 and $17,000 respectively for fiscal 2009 and $65,000 and $23,000 respectively for fiscal 2008. Currently, excess cash is invested in a money market account. The Company anticipates other income to decrease significantly during fiscal 2011 due to the lower level of excess cash available to invest in money market accounts and lower available interest rates on investments.

Management recorded a valuation allowance on the entire balance of deferred tax assets at September 30, 2009 in the amount of $1,845,200 due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. In addition, management recorded a valuation allowance in the amount of $310,500 on the current year deferred taxes. This represents an effective income tax rate of 0%. Income taxes in fiscal 2009 were $1,845,200 due to the increase in the valuation allowance on deferred income taxes of $2,505,200. This represents an effective income tax rate of 100%. Income taxes in fiscal 2008 were $200,007 which includes an increase in the valuation allowance on deferred income taxes of $535,000. This represents an effective income tax rate of 35%. The tax rate in fiscal 2008 was lower than the normal tax rate of 37% due to the recording of a valuation allowance. It is anticipated that the effective tax rate in fiscal 2011 will be similar to fiscal 2010. The deferred tax benefits begin to expire in 2015.

The net loss in fiscal 2010 was $949,496, or $.76 per share which was a decrease of $2,724,757 as compared to the net loss of $3,674,253 or $2.94 per share in fiscal 2009. The improvement was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009. The net loss in fiscal 2009 was $3,674,253, or $2.94 per share which was an increase of $2,904,554 as compared to the net loss of $769,699, or $.62 per share in fiscal 2008. The change in fiscal 2009 versus 2008 was due primarily to the increase in the valuation allowance of $1,845,200 and the lower sales volume. In addition, fiscal 2008 benefited from the balance of the California emissions program.

In December of 2008 management took steps to reduce direct and non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,080,000 took into consideration possible increases in other expenses. The savings were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Beginning in January 2009 and continuing through April 2009 the monthly savings were expected to be approximately $191,000 per month. Beginning in May 2009 the monthly savings were expected to be approximately $257,000 per month. Major expense categories impacted are as follows:
Applicable to Manufacturing Production Overhead (Wages)	$866,000
Product Development	785,000
Marketing and Administration	1,429,000

Annual Total	$3,080,000

For the years ended September 30, 2010 and 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009. The Company anticipates the cost cutting measures will continue for the fiscal year ended September 30, 2011.

The Company has available a net operating loss carryforward of approximately $4,670,000 and research and development credit carryforwards of approximately$1,700,000 that begin to expire in 2015. During fiscal 2010 the Company recorded an additional valuation allowance on deferred tax expense in the amount of $310,500 due to additional losses, deterioration of the markets the Company serves, economic uncertainty, and an increased likelihood of tax credits expiring before being utilized. The Company's entire deferred tax asset of $3,793,700 has been offset by a valuation allowance of $3,793,700. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $3,312,428 at September 30, 2010 were 6.3 times current liabilities and the total of cash and cash equivalents and receivables was 2.1 times current liabilities. These ratios compare to 8.1 and 3.7 respectively at the end of fiscal 2009. Cash and cash equivalents was $768,647 at September 30, 2010 and $716,866 at September 30, 2009. Total current assets decreased by approximately $794,000 from the previous year end due primarily to a decrease in accounts receivable and inventory of approximately $779,000 and $62,000 respectively. The decrease was offset in part by an increase in cash and cash equivalents of approximately $52,000. The decrease in accounts receivable was due primarily to a lower sales volume in the fourth quarter of fiscal 2010 versus fiscal 2009. Inventory decreased due primarily to lower production levels during the current year.

Working capital at September 30, 2010 was $2,783,776 as compared to $3,602,620 a year ago. The decrease of approximately $819,000 was due primarily to a decrease in accounts receivable and inventory and prepaid expenses of approximately $779,000, $62,000, and $5,000 respectively, offset in part by an increase in cash and cash equivalents, accounts payable and accrued payroll and related expenses of approximately $52,000, $26,000 and $10,000 respectively. The decrease in accounts receivable was due primarily to lower shipments in the fourth quarter of fiscal 2010. Inventory decreased due to lower production levels in the current year.

Internally generated funds in fiscal 2010 were $70,912 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $19,456. The primary reason for the positive cash flow from operations in fiscal 2010 was the reduction in accounts receivable and inventory of $779,202 and $61,676 respectively offset in part by the net loss of $949,496 and non-cash depreciation and share-based compensation of $131,800 and $16,045 respectively. Internally generated funds in fiscal 2009 were a negative $1,241,018 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $34,674. The primary reason for the negative cash flow from operations in fiscal 2009 was the net loss of $3,674,253. The negative cash flow was financed through internally generated funds from fiscal 2008. Internally generated funds in fiscal 2008 were $3,296,780 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $127,510. The primary reason for the positive cash flow from operations in fiscal 2008 was the reduction in accounts receivable and inventory of $3,772,292 and $1,606,384 respectively offset in part by the net loss of $769,699 and a $1,634,208 reduction in trade payables. The Company does not anticipate any material capital expenditures during fiscal 2011. In addition, the Company expects there will be internally generated funds in fiscal 2011 from operating activities in addition to available short-term financing to provide adequate funding of the Company's working capital needs.

During fiscal 2011 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2011 there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 in response to the economic downturn and uncertainty in the markets the Company serves. These expense reductions continued for fiscal 2010 and are anticipated to continue for most of fiscal 2011. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds will provide sufficient liquidity to meet ongoing working capital requirements. In addition, the Company is currently evaluating other short-term financing alternatives but there can be no assurance that such arrangements will be available.

Going Concern and Uncertainties

The Company’s audited financial statements for the fiscal year ended September 30, 2010, included in this Annual Report on Form 10-K contain a going concern qualification from its independent registered accounting firm. The Company has suffered recurring losses from operations during the past several years due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels have reduced the Company's accounts receivable and cash balances, if this situation continues it may prevent the Company from generating sufficient cash flow to sustain its operations.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing financing if needed. During the past year management reviewed and revised its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As previously noted, in December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. For the years ended September 30, 2010 and 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009. The Company anticipates the cost cutting measures will continue for the fiscal year ended September 30, 2011.

Management is also prepared to make additional expense reductions if its strategy to improve revenue and profitability does not show significant results. In addition, management has identified a possible source of limited short-term financing if it were to become necessary.  There can be no assurance that the amount of this short-term financing will be sufficient to meet its operating requirements nor as to the Company’s ability to obtain additional financing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk was its revolving credit facility which was rescinded on December 17, 2009. Prior to its rescindment on December 17, 2009 the facility was subject to a variable rate of interest based on the LIBOR rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal. In addition, the Company maintains investments in a number of mutual funds from time to time. These funds are subject to normal equity market fluctuations. The Company believes the equity market fluctuation risk is acceptable because the funds can be sold on demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheet of HICKOK INCORPORATED as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred large operating losses during the past several years and may have insufficient cash to fund operations for the next twelve months. These conditions raise substantial doubt about its ability to continue as a going concern at September 30, 2010. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

DECEMBER 14, 2010
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$768,647	$716,866
Accounts receivable-less allowance for	350,386	1,129,588
doubtful accounts of $10,000 ($10,000, 2009)
Inventories-less allowance for obsolete	2,122,972	2,184,648
inventory of $380,000 ($455,000, 2009)
Deferred income taxes-less valuation
allowance of $156,300 ($178,600, 2009)	-	-
Prepaid expenses	70,423	75,552

Total Current Assets	3,312,428	4,106,654

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,429,718	1,429,718
Machinery and equipment	2,336,995	2,327,551

	4,000,192	3,990,748
Less accumulated depreciation	3,504,989	3,380,938

	495,203	609,810

OTHER ASSETS:
Deferred income taxes-less valuation
allowance of $3,637,400 ($3,304,600, 2009)	-	-
Deposits	1,750	1,750

	1,750	1,750

Total Assets	$3,809,381	$4,718,214

See accompanying summary of accounting policies and notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2010	2009

CURRENT LIABILITIES:
Accounts payable	$183,036	$157,327
Accrued payroll and related expenses	149,801	139,342
Accrued expenses	148,850	131,535
Accrued taxes other than income	46,965	71,870
Accrued income taxes	-	3,960

Total Current Liabilities	528,652	504,034

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 809,024 shares
issued (809,024 shares 2009)	793,229	793,229
Class B 1,000,000 convertible shares authorized,
475,533 shares issued (475,533 shares 2009)	454,866	454,866
Contributed capital	1,850,037	1,833,992
Treasury shares - 15,795 (2010 and 2009)
Class A shares and 20,667 (2010 and 2009)
Class B shares	(661,676)	(661,676)
Retained earnings	844,273	1,793,769

Total Stockholders' Equity	3,280,729	4,214,180

Total Liabilities and Stockholders' Equity	$3,809,381	$4,718,214

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2010	2009	2008

NET SALES:
Product sales	$4,868,635	$5,633,864	$11,552,499
Service sales	390,377	428,912	517,827

Total Net Sales	5,259,012	6,062,776	12,070,326

COSTS AND EXPENSES:
Cost of product sold	2,689,469	3,683,049	6,802,006
Cost of services sold	251,258	402,025	540,896
Product development	1,069,707	1,317,529	1,920,851
Marketing and administrative	2,217,520	2,524,914	3,454,382
expenses
Interest charges	542	3,826	9,974
Other income	(19,988)	(39,514)	(88,091)

Total Costs and Expenses	6,208,508	7,891,829	12,640,018

Loss before Provision for Income Taxes	(949,496)	(1,829,053)	(569,692)
Provision For Income Taxes:
Deferred	-	1,845,200	200,007

	-	1,845,200	200,007

Net Loss	$(949,496)	$(3,674,253)	$(769,699)

NET LOSS PER COMMON SHARE - BASIC	$(.76)	$(2.94)	$(.62)

NET LOSS PER COMMON SHARE - DILUTED	$(.76)	$(2.94)	$(.62)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,248,095	1,248,095	1,239,449

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008
		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	ACCUMULATED COMPREHEN- SIVE INCOME	TREASURY SHARES	TOTAL	COMPREHEN- SIVE INCOME

Balance at September 30, 2007	$6,237,721	$766,779	$454,866	$1,661,527	$-	$(661,676)	$8,459,217	$(754,281)

Sale of Class A shares under option	-	26,450	-	140,559	-	-	167,009	-

Share-based compensation expense	-	-	-	15,829	-	-	15,829	-

Net Loss	(769,699)	-	-	-	-	-	(769,699)	(769,699)

Balance at September 30, 2008	$5,468,022	$793,229	$454,866	$1,817,915	$-	$(661,676)	$7,872,356	$(769,699)

Share-based compensation expense	-	-	-	16,077	-	-	16,077	-

Net Loss	(3,674,253)	-	-	-	-	-	(3,674,253)	(3,674,253)

Balance at September 30, 2009	$1,793,769	$793,229	$454,866	$1,833,992	$-	$(661,676)	$4,214,180	$(3,674,253)

Share-based compensation expense	-	-	-	16,045	-	-	16,045	-

Net Loss	(949,496)	-	-	-	-	-	(949,496)	(949,496)

Balance at September 30, 2010	$844,273	$793,229	$454,866	$1,850,037	$-	$(661,676)	$3,280,729	$(949,496)

See accompanying summary of accounting policies and notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$6,038,214	$5,783,951	$15,842,618
Cash paid to suppliers and employees	(5,972,126)	(7,043,959)	(12,576,618)
Interest paid	-	(3,826)	(28,562)
Interest received	4,824	22,816	65,342
Income taxes (paid)	-	-	(6,000)

Net Cash Provided by (Used in) Operating Activities	70,912	(1,241,018)	3,296,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,456)	(34,674)	(127,510)
Proceeds on sale of assets	325	-	2,000

Net Cash Provided by (Used in) Investing Activities	(19,131)	(34,674)	(125,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	-	-	888,000
Payments on short-term borrowings	-	-	(2,835,700)
Sale of Class A shares under option	-	-	167,009

Net Cash Provided by (Used in) Financing Activities	-	-	(1,780,691)

Increase (Decrease) in Cash and Cash Equivalents	51,781	(1,275,692)	1,390,579

Cash and Cash Equivalents at Beginning of Year	716,866	1,992,558	601,979

Cash and Cash Equivalents at End of Year	$768,647	$716,866	$1,992,558

See accompanying summary of accounting policies and notes to financial statements.

	2010	2009	2008

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Loss	$(949,496)	$(3,674,253)	$(769,699)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	131,800	167,492	196,490
(Gain)Loss on disposal of assets	1,938	739	2,981
Share-based compensation expense	16,045	16,077	15,829
Deferred income taxes	-	1,845,200	200,007
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	779,202	(278,825)	3,772,292
Decrease (Increase) in inventories	61,676	794,520	1,606,384
Decrease (Increase) in prepaid expenses	5,129	16,645	(13,178)
Decrease (Increase) in refundable income taxes	-	6,000	(6,000)
Increase (Decrease) in accounts payable	25,709	(97,152)	(1,634,208)
Increase (Decrease) in accrued payroll and related expenses	10,459	(97,777)	(38,739)
Increase (Decrease) in other accrued expenses and accrued taxes other than income	(7,590)	56,356	(35,379)
Increase (Decrease) in accrued income taxes	(3,960)	3,960	-

Total Adjustments	1,020,408	2,433,235	4,066,479

Net Cash Provided by (Used in) Operating Activities	$70,912	$(1,241,018)	$3,296,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2010, 2009 AND 2008

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

Product Classes	2010	2009	2008

Automotive Test Equipment	74.2%	74.6%	85.2%
Indicating Instruments	25.8	25.4	14.8

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 73% of outstanding receivables at September 30, 2010 (89% in 2009). Sales to three customers approximated $720,000, $295,000 and $10,000 (2010), $512,000, $419,000 and $1,102,000 (2009), $878,000, $6,395,000 and $0 (2008), and accounts receivable to these customers amounted to approximately $51,000, $23,000 and $0 (2010), $35,000, $23,000 and $760,000 (2009).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2010.

Product Warranties :
The Company warrants certain products against defects for periods ranging primarily from 12 to48 months. The Company's estimated future warranty claims is included in "Accrued expenses" and are as follows:

	2010	2009	2008

Balance October 1	$4,482	$5,640	$13,764
Current year provisions	3,602	36,252	99,307
Expenditures	(4,669)	(37,410)	(107,431)

Balance September 30	$3,415	$4,482	$5,640

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2010 and 2009 amounted to $768,647 and $716,866, respectively.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2010	2009

Raw materials and component parts	$1,382,484	$1,589,184
Work-in-process	390,434	262,156
Finished products	350,054	333,308

	$2,122,972	$2,184,648

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

Depreciation amounted to $131,800 (2010), $167,492 (2009), and $196,490 (2008).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $17,854 (2010), $36,899 (2009) and $41,337 (2008).

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

4. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through January 2012.

The Company's minimum commitments under operating leases are as follows:

2011	$2,880
2012	720

Total	$3,600

Rental expense under these commitments was $5,782 (2010), $24,120 (2009) and $39,231 (2008).

A facility held under a capital lease has a net book value of $0 at September 30, 2010. Future minimum lease payments which extend through 2061 are immaterial.

5. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 47,200 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. All options granted under the Employee Plans are exercisable at September 30, 2010.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 44,000 shares of Class A common stock over a three year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans become fully exercisable on February 25, 2013.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2010, 2009 and 2008 was $16,045, $16,077 and $15,829 respectively.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2010	Price	2009	Price	2008	Price

Option Shares
Employee Plans:

Outstanding October 1,	59,400	$3.81	73,400	$4.28	93,150	$5.00

Granted	-	-	-	-	-	-

Canceled/expired	(17,900)	4.73	(14,000)	6.28	(5,300)	10.50

Exercised	-	-	-	-	(14,450)	6.65

Outstanding September 30, 2010 ($3.125 to $3.55 per share)	41,500	3.41	59,400	3.81	73,400	4.28
Exercisable September 30,	41,500	3.41	59,400	3.81	73,400	4.28

Director Plans:

Outstanding October 1,	41,000	$6.51	43,000	$7.18	51,000	$6.63

Granted	6,000	6.00	5,000	2.925	6,000	11.00

Canceled/expired	(3,000)	8.50	(7,000)	8.11	(2,000)	12.25

Exercised	-	-	-	-	(12,000)	5.91

Outstanding September 30, 2010 ($2.925 to $11.00 per share)	44,000	6.30	41,000	6.51	43,000	7.18
Exercisable September 30,	33,000	6.46	31,000	6.39	31,000	6.14

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at September 30, 2010.
Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life

Range of exercise Prices:
$3.125 - 3.55	41,500	$3.41	.4

	41,500	$3.41

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925 - 5.25	20,000	$3.95	4.3	16,667	$4.15
$6.00 - 7.25	14,000	$6.49	6.4	8,000	$6.85
$10.50 - 11.00	10,000	$10.75	7.0	8,333	$10.70

	44,000	$6.30		33,000	$6.46

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During fiscal year ended September 30, 2010 and 2009, $16,045 and $16,077 respectively was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $10,620 (2011) and $7,099 (2012) and $1,633 (2013). The following weighted-average assumptions were used in the option pricing model for 2010 and 2009: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .54.

6. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (540,366 and 555,266 shares in 2010 and 2009 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 5). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

7. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory Federal income tax rate is as follows:
	2010	2009	2008

Income (Loss) Before Provision for Income Taxes	$(949,496)	$(1,829,053)	$(569,692)
Statutory rate	34%	34%	34%

	(322,829)	(621,878)	(193,695)

Permanent differences	32,700	7,200	(46,000)
Research and development credit - net	(18,500)	(43,300)	(98,800)
Valuation allowance	310,500	2,505,200	535,000
Other	(1,871)	(2,022)	3,502

	$-	$1,845,200	$200,007

Deferred tax assets (liabilities) consist of the following:

	2010	2009

Current:
Inventories	$133,100	$155,900
Bad debts	3,400	3,400
Accrued liabilities	40,800	42,100
Prepaid expense	(21,000)	(22,800)

	156,300	178,600
Valuation allowance	(156,300)	(178,600)

Total current deferred income taxes	-	-

Noncurrent:
Depreciation and amortization	115,200	145,700
Research and development and other credit carryforwards	1,655,700	1,624,600
Net operating loss carryforward	1,587,500	1,269,700
Contribution carryforward	250,400	241,400
Directors stock option plan	28,600	23,200

	3,637,400	3,304,600
Valuation allowance	(3,637,400)	(3,304,600)

Total long-term deferred income taxes	-	-

Total	$-	$-

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2009.

The Company has available a net operating loss carryforward of approximately $4,670,000 and a contribution carryforward of approximately $736,000. The net operating loss and research and development credit carryforwards will begin to expire in 2015. The valuation allowance was increased in 2010 due to additional losses and an increased likelihood of tax credits expiring before being utilized.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2010	2009	2008

Basic Loss Per Share
Loss available to common stockholders	$(949,496)	$(3,674,253)	$(769,699)

Shares denominator	1,248,095	1,248,095	1,239,449

Per share amount	$(.76)	$(2.94)	$(.62)

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095	1,239,449

Stock options	-	-	-

	1,248,095	1,248,095	1,239,449
Diluted Loss Per Share
Loss available to common stockholders	$(949,496)	$(3,674,253)	$(769,699)

Per share amount	$(.76)	$(2.94)	$(.62)

9. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. For fiscal years ended September 30, 2010, 2009 and 2008, the formula produced no bonus distribution. The bonus distribution is determined by the Compensation Committee of the Board of Directors.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal year ended September 30, 2010 the Company made matching contributions to the plan in the amount of $15,380. For fiscal years ended September 30, 2009 and 2008, the Company made no matching contributions to the plan. The Company does not provide any other post retirement benefits to its employees.

10. SEGMENT AND RELATED INFORMATION

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

Automotive Diagnostic Tools and Equipment

This segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEMs and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions.

Information by industry segment is set forth below:

Years Ended September 30,	2010	2009	2008

Net Sales
Indicators and Gauges	$1,357,114	$1,538,908	$1,790,109
Automotive Diagnostic Tools and Equipment	3,901,898	4,523,868	10,280,217

	$5,259,012	$6,062,776	$12,070,326

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$34,647	$(119,544)	$173,124
Automotive Diagnostic Tools and Equipment	188,037	(500,440)	778,789
General Corporate Expenses	(1,172,180)	(1,209,069)	(1,521,605)

	$(949,496)	$(1,829,053)	$(569,692)

Asset Information :

Years Ended September 30,	2010	2009

Identifiable Assets
Indicators and Gauges	$604,267	$657,984
Automotive Diagnostic Tools and Equipment	1,860,974	2,646,281
Corporate	1,344,140	1,413,949

	$3,809,381	$4,718,214

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2010	2009	2008

Revenue:
United States of America	$5,168,432	$5,873,939	$11,821,904
Australia	44,377	20,776	31,541
Canada	35,228	113,558	147,908
England	-	23,501	55,472
Germany	4,718	16,067	8,645
Other foreign countries	6,257	14,935	4,856

	$5,259,012	$6,062,776	$12,070,326

All export sales to Australia, Canada, England, Germany and other foreign countries are made in United States of America Dollars.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 17, 2010, which is the date the financial statements were available to be issued, and has determined there are no subsequent events required to be recognized or disclosed in these financial statements.

13. GOING CONCERN AND MANAGEMENT PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during the past several years due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels have reduced the Company's accounts receivable and cash balances, if this situation continues it may prevent the Company from generating sufficient cash flow to sustain its operations.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing financing if needed. During the past year management reviewed and revised its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. For the years ended September 30, 2010 and 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009. The Company anticipates the cost cutting measures will continue for the fiscal year ended September 30, 2011.

Management is also prepared to make additional expense reductions if its strategy to improve revenue and profitability does not show significant results. In addition, management has identified a possible source of limited short-term financing if it were to become necessary.

Management recorded a valuation allowance on the entire balance of deferred tax assets at September 30, 2009 due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

In addition, management recorded a valuation allowance in the amount of $310,500 on the current year deferred taxes.

14. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth

Net Sales
2010	$1,636,717	$1,394,060	$1,390,355	$837,880
2009	1,159,063	1,335,056	1,521,033	2,047,624
2008	7,241,412	1,699,468	1,704,816	1,424,630

Gross Profit
2010	876,542	528,246	642,349	271,148
2009	282,451	369,640	617,348	708,263
2008	3,314,079	438,084	437,612	537,649

Net Income (Loss)
2010	64,709	(335,542)	(151,479)	(527,184)
2009	(1,145,353)	(2,245,253)	(234,861)	(48,786)
2008	1,108,889	(474,456)	(535,657)	(868,475)

Net Income (Loss) per Common Share

Basic
2010	.05	(.27)	(.12)	(.42)
2009	(.92)	(1.80)	(.19)	(.03)
2008	.90	(.38)	(.43)	(.71)

Diluted
2010	.05	(.27)	(.12)	(.42)
2009	(.92)	(1.80)	(.19)	(.03)
2008	.85	(.38)	(.43)	(.66)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2010, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2010, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ R. L. Bauman

R. L. Bauman
Chief Executive Officer

/s/ G. M. Zoloty

G. M. Zoloty
Chief Financial Officer

December 22, 2010

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2011, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part III of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2011.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the executive officers of the Company as of September 30, 2010. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Senior Vice President of Finance and Chief Financial Officer in February 2004. Mr. Zoloty was Vice President of Finance and Chief Financial Officer since May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. William Bruner was elected Senior Vice President of Manufacturing by the Board of Directors in February 2004. Mr. Bruner was elected Vice President of Manufacturing in August 1993. He joined the Company in January 1974. Mr. Michael Cable was elected Senior Vice President of OEM, National Accounts Sales and Marketing by the Board of Directors in March 2010. Mr. Michael Cable was elected Vice President of OEM Sales by the Board of Directors in February 2004. He joined the Company in September 2003. Mr. Cable has worked for numerous automotive tool companies in various capacities primarily related to sales and marketing. He currently is President of the Equipment Technical Institute, an aftermarket trade organization. Mr. George Hart was elected Senior Vice President of Engineering by the Board of Directors in March 2010. Mr. George Hart was elected Vice President of Engineering by the Board of Directors in February 2004. He joined the Company in April 1985.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	70

Senior Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	58

Senior Vice President, Manufacturing	William A. Bruner	68

Senior Vice President, OEM, National Accounts Sales and Marketing	Michael R. Cable	61

Senior Vice President, Engineering	George R. Hart	53

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2011, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of September 30, 2010 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	74,500	$4.76	62,200

Equity compensation plans not approved by security holders	-	-	-

Total	74,500		62,200

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2011, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2011, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2011, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: December 22, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 22th day of December, 2010:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Senior Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ Hugh S. Seaholm	Director
Hugh S. Seaholm

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX
EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(b)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(c)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(d)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).

10(e)	Hickok Incorporated 2010 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2010 annual meeting of shareholders as filed with the Commission on January 26, 2010).

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2010 and 2009, and for each of the years in the three-year period ended September 30, 2010, and have issued our report thereon dated December 14, 2010; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 14, 2010
Cleveland, Ohio

                                                HICKOK INCORPORATED

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2008
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $      412  (1)   $  3,504 (2)     $   3,916 (3)     $   10,000

 Reserve for inventory obsolescence  $  472,000    $(112,601)        $      -         $ 171,399 (4)     $  188,000

 Reserve for product warranty        $   13,764    $   99,307        $      -         $ 107,431         $    5,640

 Valuation allowance deferred taxes  $  443,000    $  535,000        $      -         $       -         $  978,000

                                                  Year Ended September 30, 2009
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    (610) (1)    $     60 (2)     $   (550) (3)     $   10,000

 Reserve for inventory obsolescence  $  188,000    $  522,484        $      -         $ 255,484 (4)     $  455,000

 Reserve for product warranty        $    5,640    $   36,252        $      -         $  37,410         $    4,482

 Valuation allowance deferred taxes  $  978,000    $2,505,200        $      -         $       -         $3,483,200

                                                  Year Ended September 30, 2010
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $     (38) (1)    $      -         $    (38) (3)     $   10,000

 Reserve for inventory obsolescence  $  455,000    $  154,086        $      -         $ 229,086 (4)     $  380,000

 Reserve for product warranty        $    4,482    $    3,602        $      -         $   4,669         $    3,415

 Valuation allowance deferred taxes  $3,483,200    $  310,500        $      -         $       -         $3,793,700

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

                                       Year Ended September 30, 2010
                                       -----------------------------

   Note Payable to Bank (1)    $        -       0.00%       $        -        $       -               0.00%

(1) Note payable to bank represents borrowings under a revolving credit facility which was rescinded on December 17, 2009.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest by the average short-term debt outstanding.