Form 10-Q
period 2010-12-31
HICKOK INC
filed 2011-02-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 9, 2011:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2010	2009
Net Sales
Product Sales	$1,012,057	$1,539,624
Service Sales	100,586	97,093

Total Net Sales	1,112,643	1,636,717

Costs and Expenses
Cost of Product Sold	612,297	703,842
Cost of Service Sold	77,728	56,333
Product Development	255,334	254,458
Marketing and Administrative Expenses	487,147	564,722
Interest Charges	-	542
Other Income	<1,881>	<7,889>

Total Costs and Expenses	1,430,625	1,572,008

Income <Loss> before Provision for Income Taxes	<317,982>	64,709

Provision for <Recovery of> Income Taxes	-	-

Net Income <Loss>	$<317,982>	$64,709

Earnings per Common Share:
Net Income <Loss>	$<.25>	$.05

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.25>	$.05

Dividends per Common Share	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2010 (Unaudited)	September 30, 2010 (Note)	December 31, 2009 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$292,399	$768,647	$804,829
Trade Accounts Receivable-Net	482,878	350,386	1,084,855
Inventories	2,050,851	2,122,972	2,190,322
Deferred Income Taxes-Net	-	-	-
Prepaid Expenses	133,190	70,423	141,656

Total Current Assets	2,959,318	3,312,428	4,221,662

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,338,183	2,336,995	2,345,408

	4,001,380	4,000,192	4,008,605

Less: Allowance for Depreciation	3,532,487	3,504,989	3,414,074

Total Property - Net	468,893	495,203	594,531

Other Assets
Deferred Income Taxes - Net	-	-	-
Notes Receivable	39,100	-	-
Deposits	1,750	1,750	1,750

Total Other Assets	40,850	1,750	1,750

Total Assets	$3,469,061	$3,809,381	$4,817,943

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2010 (Unaudited)	September 30, 2010 (Note)	December 31, 2009 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Trade Accounts Payable	$150,650	$183,036	$217,657
Accrued Payroll & Related Expenses	151,161	149,801	132,488
Accrued Expenses	142,408	148,850	97,707
Accrued Taxes Other Than Income	58,075	46,965	83,257
Accrued Income Taxes	-	-	3,960

Total Current Liabilities	502,294	528,652	535,069

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 793,229 shares outstanding excluding 15,795 shares in treasury	793,229	793,229	793,229

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866

Contributed Capital	1,192,381	1,188,361	1,176,301

Retained Earnings	526,291	844,273	1,858,478

Total Stockholders' Equity	2,966,767	3,280,729	4,282,874

Total Liabilities and Stockholders' Equity	$3,469,061	$3,809,381	$4,817,943

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2010	2009

Cash Flows from Operating Activities:
Cash received from customers	$980,151	$1,681,450
Cash paid to suppliers and employees	<1,416,466>	<1,577,344>
Interest paid	-	-
Interest received	355	1,714
Income taxes <paid> refunded	-	-

Net Cash Provided By <Used In> Operating Activities	<435,960>	105,820

Cash Flows from Investing Activities:
Capital expenditures	<1,188>	<17,857>
Advances on notes receivable	<39,100>

Net Cash Provided By <Used In> Investing Activities	<40,288>	<17,857>

Cash Flows from Financing Activities:

Net Cash Provided By <Used In> Financing Activities	-	-

Net increase <decrease> in cash and cash equivalents	<476,248>	87,963

Cash and cash equivalents at beginning of year	768,647	716,866

Cash and cash equivalents at end of first quarter	$292,399	$804,829

See Notes to Consolidated Financial Statements

	2010	2009

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<317,982>	$64,709
Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation	27,498	33,136
Share-based compensation expense	4,020	3,985
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	<132,492>	44,733
Decrease <Increase> in inventories	72,121	<5,674>
Decrease <Increase> in prepaid expenses	<62,767>	<66,104>
Decrease <Increase> in refundable income taxes	-	-
Increase <Decrease> in accounts payable	<32,386>	60,330
Increase <Decrease> in accrued payroll and related expenses	1,360	<6,854>
Increase <Decrease> in accrued expenses and accrued taxes other than income	4,668	<22,441>

Total Adjustments	<117,978>	41,111

Net Cash Provided By <Used In> Operating Activities	$<435,960>	$105,820

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2010

 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2010.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2010	September 30, 2010	December 31, 2009

Components	$1,257,728	$1,382,484	$1,502,533
Work-in-Process	427,228	390,434	348,645
Finished Product	365,895	350,054	339,144

	$2,050,851	$2,122,972	$2,190,322

The above amounts are net of reserve for obsolete inventory in the amount of $428,091, $380,000 and $493,803 for the periods ended December 31, 2010, September 30, 2010 and December 31, 2009 respectively.

3. Notes Receivable

The Company has notes receivable with certain employees at an interest rate of three percent per annum. The Company does not anticipate repayment within the next twelve months.

4. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 27,650 Class A shares were outstanding at December 31, 2010 (41,500 shares at September 30, 2010 and 41,500 shares at December 31, 2009) at prices ranging from $3.125 to $3.55 per share. Options for 13,850 at a price of $3.125 per share expired during the three month period ended December 31, 2010. In addition, options for 17,900 at prices ranging from $3.125 to $5.00 per share expired during the three month period ended December 31, 2009. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2010.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 44,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 44,000 Class A shares were outstanding at December 31, 2010 (44,000 shares at September 30, 2010 and 41,000 shares at December 31, 2009) at prices ranging from $2.925 to $11.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 25, 2013.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2010:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.55	27,650	$3.55	.3

	27,650	$3.55

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - $5.25	20,000	$3.95	4.1	16,667	$4.15
$6.00 - $7.25	14,000	$6.49	6.1	8,000	$6.85
$10.50 - $11.00	10,000	$10.75	6.8	8,333	$10.70

	44,000	$6.30		33,000	$6.46

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2010 $4,020 was expensed as share-based compensation. During the quarter ended December 31, 2009 $3,985 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2010 and 2009 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .54.

 Unissued shares of Class A common stock (526,516 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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

6. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share."  The required reconciliations are as follows:

	Three Months ended December 31,
	2010	2009
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<317,982>	$64,709

Shares denominator	1,248,095	1,248,095

Per share amount	$<.25>	$.05

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095
Stock options	-	16,635

	1,248,095	1,264,730

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<317,982>	$64,709

Per share amount	$<.25>	$.05

Options to purchase 71,650 shares of common stock during the first quarter of fiscal 2011 at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2010	2009
Net Sales
Indicators and Gauges	$243,806	$307,670
Automotive Diagnostic Tools and Equipment	868,837	1,329,047

	$1,112,643	$1,636,717

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$<18,760>	$15,974
Automotive Diagnostic Tools and Equipment	<7,711>	327,320
General Corporate Expenses	<291,511>	<278,585>

	$<317,982>	$64,709

Asset Information
Indicators and Gauges	$588,403	$784,268
Automotive Diagnostic Tools and Equipment	1,940,928	2,477,703
Corporate	939,730	1,555,972

	$3,469,061	$4,817,943

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,036,125	$1,632,743
Australia	25,856	-
Canada	37,835	2,163
Other foreign countries	12,827	1,811

	$1,112,643	$1,636,717

All export sales to Australia, Canada and other foreign countries are made in United States of America Dollars.

8. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

9. Subsequent Events

The Company has evaluated subsequent events through February 7, 2011, which is the date the financial statements were available to be issued, and has determined there were no subsequent events to recognize or disclose in these financial statements.

10. Going Concern and Management Plan

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

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing financing if needed. During fiscal 2010 management reviewed and revised its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. For the quarter ended December 30, 2010 and 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009. The Company anticipates the cost cutting measures will continue for the fiscal year ended September 30, 2011.

Management is implementing additional expense reductions that will be effective in the near future. Current plans estimate an approximate $30,000 per month reduction in expenses. Management also believes its strategy to improve revenue and profitability will show significant results during the remainder of the fiscal year. In addition, management has identified a possible source of limited short-term financing if it were to become necessary.

Management had recorded a valuation allowance on the entire balance of deferred tax assets at September 30, 2010 due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

In addition, management recorded a valuation allowance in the amount of $117,000 on the current quarter deferred taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2010 through December 31, 2010)
Fiscal 2011 Compared to First Quarter Fiscal 2010
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $243,806 and $307,670 for the first quarter of fiscal 2011 and fiscal 2010, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $868,837 and $1,329,047 for the first quarter of fiscal 2011 and fiscal 2010, respectively. The prior year increase was due primarily to the completion of an order for automotive diagnostic testing equipment for an OEM.

Results of Operations

Product sales for the quarter ended December 31, 2010 were $1,012,057 versus $1,539,624 for the quarter ended December 31, 2009. The decrease in product sales during the current quarter of approximately $528,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, testing products to OEM's of approximately $467,000. Sales of emissions testing products increased approximately $14,000 offset by a decrease in non-emission aftermarket products of approximately $4,000. Indicator product sales decreased by approximately $71,000. Management continues to be concerned about the current economic conditions in the markets the Company serves. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase slightly during the remainder of fiscal 2011.

Service sales for the quarter ended December 31, 2010 were $100,586 versus $97,093 for the quarter ended December 31, 2009. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2011 was $612,297 (60.5% of product sales) as compared to $703,842 (45.7% of product sales) in the first quarter of fiscal 2010. The increase in the cost of product sold percentage was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease slightly for the balance of the fiscal year due to an anticipated change in product mix and additional cost reductions.

Cost of service sold in the first quarter of fiscal 2011 was $77,728 (77.3% of service sales) as compared to $56,333 (58.0% of service sales) in the first quarter of fiscal 2010. The dollar and percentage increase was due primarily to a lower plant utilization. The current cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year due to additional cost reductions.

Product development expenses were $255,334 in the first quarter of fiscal 2011 (25.2% of product sales) as compared to $254,458 (16.5% of product sales) in the first quarter of fiscal 2010. The percentage increase was due primarily to lower product sales during the current quarter. The current level of product development expenses is expected to decrease slightly for the balance of the fiscal year due to additional cost reductions. The Company believes the current resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $487,147 (43.8% of total net sales) in the first quarter of fiscal 2011 versus $564,722 (34.5% of total net sales) for the same period a year ago. The percentage increase was due primarily to the lower level of total sales for the current quarter. Marketing expenses were approximately $194,000 in the first quarter of fiscal 2011 versus $279,000 for the same period a year ago. Within marketing expenses, commissions, consulting fees, labor costs and royalties decreased by approximately $36,000, $29,000, $26,000 and $4,000 respectively. Travel expense, credit and collection expense and promotion expense increased by approximately $5,000, $3,000 and $3,000 respectively. Administrative expenses were approximately $293,000 in the first quarter of fiscal 2011 versus $286,000 for the same period a year ago. Within administrative expenses, wages, employee benefits and data processing expenses increased approximately $3,000, $3,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to decrease for the balance of the fiscal year due to additional cost reductions.

Interest expense was $0 in the first quarter of fiscal 2011 which compares with $542 in the first quarter of fiscal 2010. The decrease in interest charges in the current quarter compared to a year ago was due to no loan facility during the current fiscal year. The prior year interest was a charge on the unused portion of a $1,000,000 loan facility. The current level of interest expense could increase for the third and fourth quarters of the year due to possible financing requirements of forecasted orders.

Other income was $1,881 in the first quarter of fiscal 2011 which compares with $7,889 in the first quarter of fiscal 2010. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of scrap metal sales and a lower level of cash available for investment during the current quarter.

Income taxes in the first quarter of fiscal 2011 was $0 which compares with income taxes of $0 in the first quarter of fiscal 2010. In the first quarter of fiscal 2011 recovery of income taxes was recorded at an effective tax rate of 37% offset by the increase in the valuation allowance. In the first quarter of fiscal 2010 income taxes was calculated at an effective tax rate of 37% offset by a decrease in the valuation allowance netting to $0.

The net loss in the first quarter of fiscal 2011 was $317,982 which compares with net income of $64,709 in the first quarter of fiscal 2010. The net loss in fiscal 2011 was primarily the result of a lower sales volume.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. The expected annual cost savings of approximately $3,000,000 took into consideration possible increases in other expenses that might occur. The savings were realized in approximately equal amounts per month with similar impact on both earnings and cash flows. In addition, management is implementing additional expense reductions expected to save approximately $30,000 per month.

Unshipped customer orders as of December 31, 2010 were $435,000 versus $831,000 at December 31, 2009. The decrease was due primarily to decreased orders for indicator products and aftermarket products which include emissions products of $347,000 and $49,000 respectively. The Company anticipates that most of the current backlog will be shipped in fiscal 2011.

Liquidity and Capital Resources

Total current assets were $2,959,318, $3,312,428 and $4,221,662 at December 31, 2010, September 30, 2010 and December 31, 2009, respectively. The decrease of approximately $1,262,000 from December to December is due primarily to the decrease in cash and cash equivalents, accounts receivable, inventory and prepaid expenses of approximately $512,000, $602,000, $140,000 and $8,000 respectively. The decrease in accounts receivable was due to decreased sales during the current month of December. The decrease from September 30, 2010 to December 31, 2010 is due primarily to the decrease in cash and cash equivalents and inventory of $476,000 and $72,000 respectively, offset in part by the increase in accounts receivable and prepaid expenses of approximately $132,000 and $63,000 respectively.

Working capital as of December 31, 2010 amounted to $2,457,024 as compared with $3,686,593 a year earlier. Current assets were 5.9 times current liabilities and total cash and cash equivalents and receivables were 1.5 times current liabilities. These ratios compare to 7.9 and 3.5, respectively, at December 31, 2009.

Internally generated funds during the three months ended December 31, 2010 were a negative $435,960. Capital expenditures during the period were $1,188. The primary reason for the negative cash flow from operations was the net loss during the current quarter. The Company does not anticipate any material capital expenditures during fiscal 2011. In addition, the Company believes that cash and cash equivalents together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the three months ended December 31, 2010 decreased by $313,962 which was the net loss during the period of $317,982 and $4,020 of share-based compensation expense.

During fiscal 2011 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2011 there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 in response to the economic downturn and uncertainty in the markets the Company serves and is preparing to implement additional reductions. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements. In addition, the Company is currently evaluating other short-term financing alternatives but there can be no assurance that such arrangements will be available.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk, however, the Company does not currently have a credit facility in place.

Item 4. Controls and Procedures.

As of December 31, 2010, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2010. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: February 14, 2011	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 14, 2011	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer