Form 10-Q
period 2011-03-31
HICKOK INC
filed 2011-05-16
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______ .

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter)during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No_X_

As of May 9, 2011:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2011	2010	2011	2010
Net Sales
Product Sales	$1,194,952	$1,286,077	$2,207,009	$2,825,701
Service Sales	117,944	107,983	218,530	205,076

Total Net Sales	1,312,896	1,394,060	2,425,539	3,030,777

Costs and Expenses
Cost of Product Sold	684,437	797,113	1,296,734	1,500,955
Cost of Service Sold	75,734	68,701	153,462	125,034
Product Development	266,668	283,439	522,002	537,897
Marketing and Administrative Expenses	501,859	585,072	989,006	1,149,794
Interest Charges	-	-	-	542
Other Income	<2,121>	<4,723>	<4,002>	<12,612>

Total Costs and Expenses	1,526,577	1,729,602	2,957,202	3,301,610

Income <Loss> before Provision for Income Taxes	<213,681>	<335,542>	<531,663>	<270,833>

Provision for (Recovery of) Income Taxes	-	-	-	-

Net Income <Loss>	$<213,681>	$<335,542>	$<531,663>	$<270,833>

Earnings per Common Share:
Net Income <Loss>	$<.17>	$<.27>	$<.42>	$<.22>

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.17>	$<.27>	$<.42>	$<.22>

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2011 (Unaudited)	September 30, 2010 (Note)	March 31, 2010 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$266,122	$768,647	$1,050,257
Trade Accounts Receivable-Net	455,376	350,386	695,071
Inventories	2,111,860	2,122,972	2,052,017
Prepaid Expenses	83,276	70,423	115,317

Total Current Assets	2,916,634	3,312,428	3,912,662

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,338,290	2,336,995	2,345,408

	4,001,487	4,000,192	4,008,605

Less: Allowance for Depreciation	3,559,985	3,504,989	3,447,209

Total Property - Net	441,502	495,203	561,396

Other Assets
Deposits	1,750	1,750	1,750
Notes Receivable	39,100	-	-

Total Other Assets	40,850	1,750	1,750

Total Assets	$3,398,986	$3,809,381	$4,475,808

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2011 (Unaudited)	September 30, 2010 (Note)	March 31, 2010 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Trade Accounts Payable	$227,111	$183,036	$211,294
Accrued Payroll & Related Expenses	162,890	149,801	172,555
Accrued Expenses	186,891	148,850	99,997
Accrued Taxes Other Than Income	66,143	46,965	36,650
Accrued Income Taxes	-	-	3,960

Total Current Liabilities	643,035	528,652	524,456

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 793,229 shares outstanding excluding 15,795 shares in treasury	793,229	793,229	793,229

Class B, $1.00 par value; authorized 1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury	454,866	454,866	454,866

Contributed Capital	1,195,246	1,188,361	1,180,321

Retained Earnings	312,610	844,273	1,522,936

Total Stockholders' Equity	2,755,951	3,280,729	3,951,352

Total Liabilities and Stockholders' Equity	3,398,986	$3,809,381	$4,475,808

HICKOK INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2011	2010

Cash Flows from Operating Activities:
Cash received from customers	$2,320,549	$3,465,294
Cash paid to suppliers and employees	<2,783,153>	<3,117,157>
Interest paid	-	-
Interest received	474	3,111
Income taxes <paid> refunded	-	-

Net Cash Provided By <Used In> Operating Activities	<462,130>	351,248

Cash Flows from Investing Activities:
Capital expenditures	<1,295>	<17,857>
Advances on Notes Receivable	<39,100>	-

Net Cash Provided By <Used In> Investing Activities	<40,395>	<17,857>

Cash Flows from Financing Activities:

Net Cash Provided By <Used In> Financing Activities	-	-

Net increase <decrease> in cash and cash equivalents	<502,525>	333,391

Cash and cash equivalents at beginning of year	768,647	716,866

Cash and cash equivalents at end of second quarter	$266,122	$1,050,257

See Notes to Consolidated Financial Statements

	2011	2010

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<531,663>	$<270,833>
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	54,996	66,271
Share-based compensation expense	6,885	8,005
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	<104,990>	434,517
Decrease <Increase> in inventories	11,112	132,631
Decrease <Increase> in prepaid expenses	<12,853>	<39,765>
Increase <Decrease> in accounts payable	44,075	53,967
Increase <Decrease> in accrued payroll and related expenses	13,089	33,213
Increase <Decrease> in accrued expenses and accrued taxes other than income	57,219	<66,758>

Total Adjustments	69,533	622,081

Net Cash Provided By <Used In> Operating Activities	$<462,130>	$351,248

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2011

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2010.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2011	September 30, 2010	March 31, 2010

Components	$1,281,562	$1,382,484	$1,430,765
Work-in-Process	503,976	390,434	290,182
Finished Product	326,322	350,054	331,070

	$2,111,860	$2,122,972	$2,052,017

The above amounts are net of reserve for obsolete inventory in the amount of $476,181 $380,000 and $532,790 for the periods ended March 31, 2011, September 30, 2010 and March 31, 2010 respectively.

3. Notes receivable

The Company has notes receivable with certain employees at an interest rate of three percent per annum. The Company does not anticipate repayment within the next twelve months.

4. Short-term Financing

On April 13, 2011, subsequent to the balance sheet date, the Company obtained a $250,000 credit agreement with one of its major shareholders. The agreement expires in April 2012 and provides for a revolving credit facility of $250,000 with interest generally equal to three percent per annum plus prime and is unsecured. In addition the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. In addition, the Company is currently evaluating other short-term financing alternatives.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 27,650 Class A shares were outstanding at March 31, 2011 (41,500 shares at September 30, 2010 and 41,500 shares at March 31, 2010) at prices ranging from $3.125 to $3.55 Options for 13,850 shares at prices ranging from $3.125 to $5.00 per share expired during the three month period ended December 31, 2010. In addition, options for 17,900 shares at a prices ranging from $3.125 to $5.00 expired during the three month period ended December 31, 2009. No other options were granted, exercised or canceled or expired during the three or six month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at March 31, 2011.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 46,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 46,000 Class A shares were outstanding at March 31, 2011 (44,000 shares at September 30, 2010 and 44,000 shares at March 31, 2010) at prices ranging from $2.925 to $11.00 per share. Options for 5,000 and 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2011 and March 31, 2010, at a price of $2.925 and $6.00 per share respectively. In addition, options for 3,000 and 3,000 shares expired during the three month periods ended March 31, 2011 and March 31, 2010 at $4.25 and $8.50 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 24, 2014.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2011:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.55	27,650	$3.55	.9

	27,650	$3.55

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	22,000	$3.67	5.7	15,333	$4.00
$6.00 - 7.25	14,000	$6.49	5.9	10,000	$6.68
$10.50 - 11.00	10,000	$10.75	6.5	10,000	$10.75

	46,000	$6.07		35,333	$6.67

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2011 and 2010 respectively $2,865 and $6,885; $4,020 and $8,005 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2011 and 2010 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .75.

Unissued shares of Class A common stock (528,516 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

6. Recently Issued Accounting Pronouncements

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

7. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows
Three Months Ended March 31,	Six Months Ended March 31,

	2011	2010	2011	2010
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<213,681>	$<335,542>	$<531,663>	$<270,833>

Shares denominator	1,248,095	1,248,095	1,248,095	1,248,095

Per share amount	$<.17>	$<.27>	$<.42>	$<.22>

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095	1,248,095	1,248,095
Stock options	-	-	-	-

	1,248,095	1,248,095	1,248,095	1,248,095

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<213,681>	$<335,542>	$<531,663>	$<270,833>

Per share amount	$<.17>	$<.27>	$<.42>	$<.22>

During the second quarter and the first six month period of fiscal 2011 and the second quarter and the first six month period of fiscal 2010, options to purchase 73,650 and 85,500 shares of common stock, respectively, at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:
Three Months Ended March 31,	Six Months Ended March 31,

	2011	2010	2011	2010
Net Sales
Indicators and Gauges	$290,966	$433,789	$534,772	$741,459
Automotive Diagnostic Tools and Equipment	1,021,930	960,271	1,890,767	2,289,318

	$1,312,896	$1,394,060	$2,425,539	$3,030,777

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$8,297	$23,892	$<10,463>	$39,866
Automotive Diagnostic Tools and Equipment	55,598	<55,330>	47,887	271,990
General Corporate Expenses	<277,576>	<304,104>	<569,087>	<582,689>

	$<213,681>	$<335,542>	$<531,663>	$<270,833>

Asset Information
Indicators and Gauges			$649,189	$836,507
Automotive Diagnostic Tools and Equipment			1,912,390	1,895,803
Corporate			837,407	1,743,498

			$3,398,986	$4,475,808

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,272,382	$1,361,237	$2,308,507	$2,993,980
Australia	1,089	17,817	26,945	17,817
Canada	29,345	13,006	67,180	15,169
Mexico	10,080	-	16,800	1,374
Other foreign countries	-	2,000	6,107	2,437

	$1,312,896	$1,394,060	$2,425,539	$3,030,777

All export sales to Australia, Canada, Mexico and other foreign countries are made in United States of America Dollars.

9. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through May 13, 2011, and has determined the obtaining of the line of credit as disclosed in Note 4 is the only subsequent event to be recognized or disclosed in these financial statements.

11. Going Concern and Management Plan

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

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. For the three and the six month periods ended March 31, 2011 and 2010 the Company achieved the savings that were anticipated from the cost cutting measures. The Company anticipates the cost cutting measures will continue for the fiscal year ended September 30, 2011.

Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced their fees substantially. Further, a senior sales executive resigned in March and management has determined not to replace that individual in the near term. These additional expense reductions are expected to save approximately $46,000 per month beginning in April 2011. Management also believes its strategy to improve revenue and profitability will show significant results during the remainder of the fiscal year. In addition, management has obtained a $250,000 unsecured line of credit from one of its major shareholders.

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

In addition, management recorded a valuation allowance in the amount of $79,000 on the current quarter deferred taxes and $196,000 for the six month period ended March 31, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2011 through March 31, 2011)
Fiscal 2011 Compared to Second Quarter Fiscal 2010
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $290,966 and $433,789 for the second quarter of fiscal 2011 and fiscal 2010, respectively and $534,772 and $741,459 for the first six months of fiscal 2011 and fiscal 2010, respectively. The reduced sales volume was primarily caused by lower orders for locomotive replacement items for distributor inventories due to tight credit, a slowing of business aircraft conversion activity and delays in government funding of programs for the military.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,021,930 and $960,271 for the second quarter of fiscal 2011 and fiscal 2010, respectively, and $1,890,767 and $2,289,318 for the first six months of fiscal 2011 and fiscal 2010, respectively. The prior year increase was due primarily to the completion of an order for automotive diagnostic testing equipment for an OEM.

Results of Operations

Product sales for the quarter ended March 31, 2011 were $1,194,952 versus $1,286,077 for the quarter ended March 31, 2010. The 7% decrease in product sales during the current quarter of approximately $91,000 was volume related due primarily to decreased sales of indicator products of approximately $145,000. Sales of diagnostic aftermarket products decreased by approximately $181,000. Sales of emission products and diagnostic products to OEMs increased by approximately $159,000 and $76,000 respectively. Management continues to be concerned about the current economic conditions in the markets the Company serves. Management implemented additional cost cutting measures that were effective in March and April 2011 primarily in the form of additional personnel reductions and anticipates cost savings of approximately $46,000 per month. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase slightly during the remainder of fiscal 2011.

Service sales for the quarter ended March 31, 2011 were $117,944 versus $107,983 for the quarter ended March 31, 2010. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2011 was $684,437 (57.3% of product sales) as compared to $797,113 (62.0% of product sales) in the second quarter of fiscal 2010. The dollar and percentage decrease in the cost of product sold was due to additional cost cutting measures and an improved product mix. The current cost of product sold percentage is expected to decrease slightly for the balance of the fiscal year due to the additional cost cutting measures effective March 2011.

Cost of service sold in the second quarter of fiscal 2011 was $75,734 (64.2% of service sales) as compared to $68,701 (63.6% of service sales) in the second quarter of fiscal 2010. The dollar increase was due primarily to the increase service sales in the current quarter. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year due to price adjustments and the recent cost cutting measures.

Product development expenses were $266,668 in the second quarter of fiscal 2011 (22.3% of product sales) as compared to $283,439 (22.0% of product sales) in the second quarter of fiscal 2010. The dollar decrease was due primarily to a decrease in research experimental material costs of approximately $15,000. The current level of product development expenses is expected to decrease moderately for the balance of the fiscal year due to the additional cost cutting measures effective March and April 2011. Management believes the current resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $501,859 (38.2% of total sales) in the second quarter of 2011 versus $585,072 (42.0% of total sales) for the same period a year ago. Marketing expenses were approximately $222,000 in the second quarter of fiscal 2011 versus $276,000 for the same period a year ago. Within marketing expenses, outside consulting, labor costs, advertising expense and commission expense decreased by approximately $28,000, $18,000, $13,000 and $11,000 respectively. These decreases were offset in part by an increase in royalty expenses and travel expenses of approximately $17,000 and $2,000 respectively. Administrative expenses were approximately $280,000 in the second quarter of fiscal 2011 versus $309,000 for the same period a year ago. The current quarter benefited from a decrease in labor costs and directors fees of approximately $14,000 and $10,000 respectively. The current level of marketing and administrative expenses are expected to decrease moderately for the remainder of the fiscal year due to the additional cost cutting measures effective in March and April 2011.

During the second quarter of fiscal 2011 and 2010 interest expense was $0 since the Company did not have a credit facility in place. Effective April 13, 2011 the Company obtained a limited unsecured line of credit. Interest expense is expected to increase during the remainder of the fiscal year due to possible financing requirements of booked orders.

Other income was $2,121 in the second quarter of fiscal 2011 which compares with $4,723 in the second quarter of fiscal 2010. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of scrap metal sales and a lower level of cash available for investment during the current quarter.

Income taxes in the second quarter of fiscal 2011 was $0 which compares with income taxes of $0 in the second quarter of fiscal 2010. In the second quarter of fiscal 2011 and 2010 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss in the second quarter of fiscal 2011 was $213,681 which compares with a net loss of $335,542 in the second quarter of fiscal 2010. The net loss in fiscal 2011 and fiscal 2010 was primarily the result of low sales volumes.

Unshipped customer orders as of March 31, 2011 were $723,000 versus $519,000 at March 31, 2010. The increase was due to increased orders in automotive diagnostic products of approximately $184,000, specifically $173,000 for diagnostic products to an automotive OEM Tier 1 supplier and an increase in orders to the aftermarket which includes emissions products of approximately $11,000. In addition, indicator products increased by approximately $20,000. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2011.

Results of Operations, Six Months Ended March 31, 2011
Compared to Six Months Ended March 31, 2010

Product sales for the six months ended March 31, 2011 were $2,207,009 versus $2,825,701 for the same period in fiscal 2010. The decrease in product sales during the first six months of the current fiscal year of approximately $619,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, testing products to OEM's of approximately $391,000. Sales of emission aftermarket products increased by approximately $172,000 and diagnostic products declined by approximately $185,000. In addition, sales of indicator products decreased by approximately $215,000. Management anticipates product sales for the third and fourth quarter to increase slightly.

Service sales for the six months ended March 31, 2011 were $218,530 compared with $205,076 for the same period in fiscal 2010. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,296,734 or (58.8% of product sales) compared to $1,500,955 (53.1% of product sales) for the six months ended March 31, 2010. The percentage increase in the cost of product sold was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The dollar decrease was due primarily to a lower sales volume. The current cost of product sold percentage is expected to decrease slightly for the balance of the fiscal year due to product mix and the additional cost cutting measures implemented in March 2011.

Cost of service sold was $153,462 (70.2% of service sales) compared with $125,034 (61.0% of service sales) for the six months ended March 31, 2010. The dollar and percentage increase was due primarily to a lower plant utilization. The cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year due to the cost cutting measures effective in March 2011.

Product development expenses were $522,002 (23.7% of product sales) compared to $537,897 (19.0% of product sales) for the six months ended March 31, 2010. The percentage increase was due primarily to lower product sales during the current period. The dollar decrease was due primarily to lower engineering expenses. During the current six month period research and experimental material and travel expenses declined by approximately $14,000 and $2,000 respectively. The current level of product development expenditures is expected to decrease moderately for the balance of the fiscal year due to the cost reductions implemented in March 2011. Management believes the current resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $989,006 for the six months ended March 31, 2011 (40.8% of total sales) versus $1,149,794 (37.9% of total sales) for the six months ended March 31, 2010. The percentage increase was primarily due to the lower level of total sales during the first six months of the current fiscal year. Marketing expenses were approximately $416,000 during the first six months of the current fiscal year as compared to $555,000 for the same period a year ago. Within marketing expenses, decreases were primarily in outside consulting, commissions, labor costs and advertising expense of approximately $57,000, $47,000, $44,000 and $13,000 respectively. These decreases were offset in part by increases in royalties, travel expense, promotion expense and collection expense of approximately $13,000, $7,000, $3,000 and $3,000 respectively. Administrative expenses were approximately $573,000 during the first six months of the current fiscal year as compared to $595,000 for the same period a year ago. The dollar decrease was due primarily to decreases in labor costs and directors fees of approximately $11,000 and $10,000 respectively. The current level of marketing and administrative expenses are expected to decrease moderately for the remainder of the fiscal year due to the cost cutting measures implemented in March and April 2011.

Interest expense was $0 for the six months ended March 31, 2011, and $542 for the same period in 2010. The decrease in interest charges in the current six month period compared to a year ago was due to no loan facility during the current year. The prior year interest was an interest charge on the unused portion of a $1,000,000 loan facility. The current level of interest expense is expected to increase for the third and fourth quarters of the year due to possible financing requirements of booked orders.

Other income of $4,002 for the six months ended March 31, 2011 compares with other income of $12,612 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of scarp metal sales and a lower level of cash available for investment during the current period. The current level of other income is expected to decrease for the remainder of fiscal 2011 due to a lower level of cash and cash equivalents invested in interest bearing accounts.

Income taxes during the first six months of fiscal 2011 was $0 which compares with income taxes of $0 in the first six months of fiscal 2010. In fiscal 2011 and 2010 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. During fiscal 2011 management continues to record a valuation allowance on the recovery of income taxes calculated due to continued losses, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

The net loss for the six months ended March 31, 2011 was $561,663 compared with a net loss of $270,833 for the six months ended March 31, 2010. The net loss for the first half of fiscal 2011 was primarily the result of a lower sales volume.

In March and April 2011 management implemented cost reductions in the form of personnel reductions and a wage decrease in response to the continued uncertainty in the markets the Company serves. These reductions are expected to achieve savings of approximately $46,000 per month. Over the past several years the Company has implemented several cost reductions. In December of 2008 management took steps to reduce direct and non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company served. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company's operations. Management took additional steps in April 2009 and made additional reductions in personnel due to the continued decline in sales. The expected annual cost savings of approximately $3,000,000 took into consideration possible increases in other expenses that could have occured. The savings were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. The Company achieved the projected savings from previous reductions and fully expects to achieve the savings expected from the recent reductions.

Liquidity and Capital Resources

Total current assets were $2,916,634, $3,312,428 and $3,912,662 at March 31, 2011, September 30, 2010 and March 31, 2010, respectively. The decrease of approximately $996,000 from March to March was due primarily to the decrease in cash and cash equivalents, accounts receivable and prepaid expenses of approximately $784,000, $240,000 and $32,000 respectively, offset in part by an increase in inventory of approximately $60,000. Cash and cash equivalents and accounts receivable decreased due to the lower sales volume during the period. Inventory increased due to an increase in orders during the current period. The decrease from September to March of approximately $396,000 was due primarily to the decrease in cash and cash equivalents of approximately $503,000, offset in part by an increase in accounts receivable of approximately $105,000. The increase in accounts receivable was due to an increase in sales during the month of March 2011.

Working capital as of March 31, 2011 amounted to $2,273,599 as compared with $3,388,206 a year earlier. Current assets were 4.5 times current liabilities compared to 7.5 a year ago. The quick ratio was 1.1 compared to 3.3 a year ago.

Internally generated funds during the six months ended March 31, 2011 were a negative $462,130. Capital expenditures during the period were $1,295. The primary reason for the negative cash flow from operations was the net loss during the period. The Company does not anticipate any material capital expenditures during fiscal 2011. In addition, the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs through the end of fiscal 2011.

Shareholders' equity during the six months ended March 31, 2011 decreased by $524,778 which was the net loss during the period of $531,663 and $6,885 of share-based compensation expense.

During fiscal 2011 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2011 there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 in response to the economic downturn and uncertainty in the markets the Company serves and implemented additional personnel reductions March and April 2011. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. On April 13, 2011, subsequent to the balance sheet date, the Company obtained a $250,000 credit agreement with one of its major shareholders. The agreement expires in April 2012 and provides for a revolving credit facility of $250,000 with interest generally equal to three percent per annum plus prime and is unsecured. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements. In addition, the Company is currently evaluating other short-term financing alternatives but there can be no assurance that such arrangements will be available.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company had no credit facility during the periods reported. Effective April 13, 2011 the Company obtained a $250,000 line of credit. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of March 31, 2011, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. On March 29, 2011 The United States District Court Northern District of Ohio Eastern Division published a Case Management Schedule that calls for a number of steps to be implemented between that date and September 15, 2011 culminating in a scheduled Settlement Conference September 20, 2011. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

SIGNATURES

>Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HICKOK INCORPORATED (Registrant)

Date: May 16, 2011	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 16, 2011	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer