Form 10-Q
period 2011-06-30
HICKOK INC
filed 2011-08-12
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No_X_

As of August 8, 2011:  793,229 Hickok Incorporated Class A Common Shares and 454,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2011	2010	2011	2010
Net Sales
Product Sales	$1,186,989	$1,267,497	$3,393,998	$4,093,198
Service Sales	89,555	122,858	308,085	327,934

Total Net Sales	1,276,544	1,390,355	3,702,083	4,421,132

Costs and Expenses
Cost of Product Sold	732,777	676,004	2,029,511	2,176,959
Cost of Service Sold	59,868	72,002	213,330	197,036
Product Development	233,205	262,378	755,207	800,275
Marketing and Administrative Expenses	381,611	537,407	1,370,617	1,687,201
Interest Charges	1,039	-	1,039	542
Other <Income> Expense	<6,007>	<5,957>	<10,009>	<18,569>

Total Costs and Expenses	1,402,493	1,541,834	4,359,695	4,843,444

Income <Loss> before Provision for Income Taxes	<125,949>	<151,479>	<657,612>	<422,312>
Income <Recovery of> Taxes	-	-	-	-

Net Income <Loss>	$<125,949>	$<151,479>	$<657,612>	$<422,312>

Earnings per Common Share:
Net Income <Loss>	$<.10>	$<.12>	$<.52>	$<.34>

Earnings per Common Share
Assuming Dilution:
Net Income <Loss>	$<.10>	$<.12>	$<.52>	$<.34>

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2011 (Unaudited)	September 30, 2010 (Note)	June 30, 2010 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$112,269	$768,647	$962,213
Trade Accounts Receivable - Net	660,804	350,386	715,495
Inventories	2,123,122	2,122,972	2,071,081
Prepaid Expenses	62,714	70,423	82,291

Total Current Assets	2,958,909	3,312,428	3,831,080

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,336,995	2,336,995	2,345,408

	4,000,192	4,000,192	4,008,605

Less: Allowance for Depreciation	3,587,483	3,504,989	3,480,344

Total Property - Net	412,709	495,203	528,261

Other Assets
Deposits	1,750	1,750	1,750
Notes Receivable	38,500	-	-

Total Other Assets	40,250	1,750	1,750

Total Assets	$3,411,868	$3,809,381	$4,361,091

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2011 (Unaudited)	September 30, ____2010___ (Note)	June 30, 2010 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$185,000	$-	$-
Trade Accounts Payable	197,447	183,036	222,406
Accrued Payroll & Related Expenses	151,050	149,801	153,928
Accrued Expenses	187,682	148,850	124,040
Accrued Taxes Other Than Income	57,822	46,965	52,864
Accrued Income Taxes	-	-	3,960

Total Current Liabilities	779,001	528,652	557,198

Stockholders' Equity
Class A, $1.00 par value; authorized	793,229	793,229	793,229
3,750,000 shares; 793,229 shares outstanding excluding 15,795 shares in treasury

Class B, $1.00 par value; authorized	454,866	454,866	454,866
1,000,000 shares; 454,866 shares outstanding excluding 20,667 shares in treasury
Contributed Capital	1,198,111	1,188,361	1,184,341
Retained Earnings	186,661	844,273	1,371,457

Total Stockholders' Equity	2,632,867	3,280,729	3,803,893

Total Liabilities and Stockholders' Equity	$3,411,868	$3,809,381	$4,361,091

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010

Cash Flows from Operating Activities:
Cash received from customers	$3,391,665	$4,835,225
Cash paid to suppliers and employees	<4,194,386>	<4,576,102>
Interest paid	<685>	-
Interest received	528	4,081
Income taxes <paid> refunded	-	-

Net Cash Provided By <Used In> Operating Activities	<802,878>	263,204

Cash Flows from Investing Activities:
Capital expenditures	-	<17,857>
Advances on Notes Receivable	<38,500>	-

Net Cash Provided By <Used In> Investing Activities	<38,500>	<17,857>

Cash Flows from Financing Activities:
Short-term borrowings	185,000	-

Net Cash Provided By <Used In> Financing Activities	185,000	-

Net increase <decrease> in cash and cash equivalents	<656,378>	245,347

Cash and cash equivalents at beginning of year	768,647	716,866

Cash and cash equivalents at end of third quarter	$112,269	$962,213

See Notes to Consolidated Financial Statements

	2011	2010

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<657,612>	$<422,312>

Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	82,494	99,406
Share-based compensation expense	9,750	12,025
Changes in assets and liabilities:
Decrease <Increase> in trade accounts receivable	<310,418>	414,093
Decrease <Increase> in inventories	<150>	113,567
Decrease <Increase> in prepaid expenses	7,709	<6,739>
Increase <Decrease> in accounts payable	14,411	65,079
Increase <Decrease> in accrued payroll and related expenses	1,249	14,586
Increase <Decrease> in accrued expenses and accrued taxes other than income	49,689	<26,501>

Total Adjustments	<145,266>	685,516

Net Cash Provided By <Used In> Operating Activities	$<802,878>	$263,204

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2011

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2010.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2011	Sept. 30, 2010	June 30, 2010

Components	$1,298,682	$1,382,484	$1,484,495
Work-in-Process	517,717	390,434	225,322
Finished Product	306,723	350,054	361,264

	$2,123,122	$2,122,972	$2,071,081

The above amounts are net of reserve for obsolete inventory in the amount of $524,476, $380,000 and $571,972 for the periods ended June 30, 2011, September 30, 2010 and June 30, 2010 respectively.

3. Notes Receivable

The Company has notes receivable with a current employee and former employee at an interest rate of three percent per annum. Currently monthly payments are being made by the former employee. The Company does not anticipate repayment within the next twelve months.

4. Short-term Financing

The Company has a credit agreement of $250,000 with one of its major shareholders. The agreement expires in April 2012 and provides for a revolving credit facility of $250,000 with interest generally equal to three percent per annum plus prime and is unsecured. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The Company had outstanding borrowings of $185,000 under this loan facility at June 30, 2011. In addition, the Company is currently evaluating other short-term financing alternatives.

5. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 26,850 Class A shares were outstanding at June 30, 2011 (41,500 shares at September 30, 2010 and 41,500 shares at June 30, 2010) at prices ranging from $3.125 to $5.00 per share. Options for 800 shares at a price of $3.55 per share were canceled during the three month period ended June 30, 2011. Options for 13,850 shares at prices ranging from $3.125 to $3.55 per share expired during the three month period ended December 31, 2010. In addition, options for 17,900 shares at prices ranging from $3.125 to $5.00 per share expired during the three month period ended December 31, 2009.No other options were granted, exercised or canceled during the three or nine month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at June 30, 2011.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 38,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 38,000 Class A shares were outstanding at June 30, 2011 (44,000 shares at September 30, 2010 and 44,000 shares at June 30, 2010) at prices ranging from $2.925 to $11.00 per share. Options for 8,000 shares at prices ranging from $2.925 to $11.00 were canceled during the three month period ended June 30, 2011. Options for 5,000 and 6,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2011 and March 31, 2010, at a price of $2.925 and $6.00 per share respectively. In addition, options for 3,000 and 3,000 shares expired during each of the three month periods ended March 31, 2011 and March 31, 2010, at $4.25 and $8.50 per share respectively. All outstanding options under the Directors Plans become fully exercisable on February 24, 2014.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2011:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.55	26,850	$3.55	.8

	26,850	$3.55

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	19,000	$3.63	5.6	12,667	$3.98
$6.00 - 7.25	11,000	$6.46	5.8	7,667	$6.67
$10.50 -11.00	8,000	$10.75	6.3	8,000	$10.75

	38,000	$5.95		28,334	$6.62

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2011 and June 30, 2010 respectively $2,865 and $9,750 ; $4,020 and $12,025 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2011 and 2010 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .75.

Unissued shares of Class A common stock (519,716 shares) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans.

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
7. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2011	2010	2011	2010
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<125,949>	$<151,479>	$<657,612>	$<422,312>

Shares denominator	1,248,095	1,248,095	1,248,095	1,248,095

Per share amount	$<.10>	$<.12>	$<.52>	$<.34>

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095	1,248,095	1,248,095
Stock options	-	-	-	-

	1,248,095	1,248,095	1,248,095	1,248,095

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<125,949>	$<151,479>	$<657,612>	$<422,312>

Per share amount	$<.10>	$<.12>	$<.52>	$<.34>

During the third quarter and the nine month period of fiscal 2011 and the third quarter and the nine month period of fiscal 2010, options to purchase 64,850 and 85,500 shares of common stock, respectively, at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

8. Segment and Related Information

The Company's three business units have a common management team and infrastructure that offer different products and services. The business units have been aggregated into two reportable segments: 1.) indicators and gauges and 2.) automotive related diagnostic tools and equipment.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2011	2010	2011	2010
Net Revenue
Indicators and Gauges	$372,606	$388,110	$907,378	$1,129,569
Automotive Diagnostic Tools and Equipment	903,938	1,002,245	2,794,705	3,291,563

	$1,276,544	$1,390,355	$3,702,083	$4,421,132

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$79,907	$19,551	$69,444	$59,417
Automotive Diagnostic Tools and Equipment	5,434	114,584	53,321	386,574
General Corporate Expenses	<211,290>	<285,614>	<780,377>	<868,303>

	$<125,949>	$<151,479>	$<657,612>	$<422,312>

Asset Information
Indicators and Gauges			$728,078	$724,265
Automotive Diagnostic Tools and Equipment			2,050,784	2,058,046
Corporate			633,006	1,578,780

			$3,411,868	$4,361,091

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$1,202,466	$1,362,734	$3,510,973	$4,356,714
Australia	-	12,057	26,945	29,874
Canada	41,794	11,561	108,974	26,730
England	28,924	-	28,924	-
Mexico	3,360	307	20,160	1,681
Other foreign countries	-	3,696	6,107	6,133

	$1,276,544	$1,390,355	$3,702,083	$4,421,132

All export sales to Australia, Canada, England, Mexico and other foreign countries are made in United States of America Dollars.

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

10. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were submitted to The Securities and Exchange Commission and has determined there were no subsequent events to recognize or disclose in these financial statements.

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

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing financing if needed. Management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. For the three and the nine month periods ended June 30, 2011 and 2010 the Company achieved the savings that were anticipated from the cost cutting measures. The Company anticipates the cost cutting measures will continue for the fiscal year ended September 30, 2011.

Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. A senior sales executive resigned in March and management has determined not to replace that individual. These additional expense reductions are expected to save approximately $46,000 per month beginning in April 2011. The Company achieved the savings that were anticipated from this additional cost cutting measure during the three months ended June 30, 2011. Management also believes its strategy to improve revenue and profitability will aid results during the remainder of the fiscal year. In addition, the Company obtained a $250,000 unsecured line of credit from one of the Company's major shareholders.

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

In addition, management recorded a valuation allowance in the amount of $47,000 on the current quarter deferred taxes and $243,000 for the nine month period ended June 30, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2011 through June 30, 2011)
Fiscal 2011 Compared to Third Quarter Fiscal 2010
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $372,606 and $388,110 for the third quarter of fiscal 2011 and fiscal 2010, respectively, and $907,378 and $1,129,569 for the first nine months of fiscal 2011 and fiscal 2010, respectively. The reduced sales volume in the current year was primarily due to lower orders for locomotive replacement items for distributor inventories due to tight credit, slowing of business aircraft conversion activity and timing of government funding for two military programs.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $903,938 and $1,002,245 for the third quarter of fiscal 2011 and fiscal 2010, respectively, and $2,794,705 and $3,291,563 for the first nine months of fiscal 2011 and fiscal 2010, respectively. The prior year increase was due primarily to the completion of an order for automotive diagnostic testing equipment for an OEM.

Results of Operations

Product sales for the quarter ended June 30, 2011 were $1,186,989 versus $1,267,497 for the quarter ended June 30, 2010. The 6% decrease in product sales during the current quarter of approximately $80,000 was volume related due primarily to decreased sales of automotive diagnostic products of approximately $70,000. Sales of emission products and diagnostic products to the aftermarket decreased by approximately $66,000 and $21,000 respectively. Sales of indicator products decreased by approximately $10,000. These decreases were offset by an increase in sales of diagnostic products to OEM's of approximately $26,000. Management continues to be concerned about the current economic conditions in the markets the Company serves. Management implemented additional cost cutting measures that were effective in March and April 2011 primarily in the form of additional personnel reductions and anticipates cost savings of approximately $46,000 per month. Fiscal 2011 third quarter benefited from these cost cutting measures. Although the current economic uncertainties make forecasting difficult, product sales are expected to continue at current levels during the fourth quarter of the fiscal year.

Service sales for the quarter ended June 30, 2011 were $89,555 versus $122,858 for the quarter ended June 30, 2010. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2011 was $732,777 (61.7% of product sales) as compared to $676,004 (53.3% of product sales) in the third quarter of 2010. The dollar and percentage increase in the cost of product sold was due primarily to a change in product mix. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year due to the cost cutting measures and an improved product mix. During the quarter ended June 30, 2011 the Company achieved the savings that were anticipated from the additional cost cutting measures implemented in March and April 2011.

Cost of service sold for the quarter ended June 30, 2011 was $59,868 (66.9% of service sales) as compared to $72,002 (58.6% of service sales) in the quarter ended June 30, 2010. The percentage increase was due primarily to the lower sales volume in the current quarter. The dollar decrease was also due primarily to the lower sales volume in the current quarter. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year.

Product development expenses were $233,205 in the third quarter of fiscal 2011 (19.6% of product sales) as compared to $262,378 (20.7% of product sales) in the third quarter of fiscal 2010. The dollar decrease was due primarily to decreased labor costs and a decrease in research and experimental material of approximately $27,000 and $5,000 respectively. The current level of product development expenses is expected to continue for the fourth quarter of the fiscal year due to the additional cost cutting measures effective March and April 2011. For the quarter ended June 30, 2011 the Company achieved the savings that were anticipated from the recent additional cost cutting measures. Management believes the current resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $381,611 (29.9% of total sales) in the third quarter of fiscal 2011 versus $537,407 (38.7% of total sales) for the same period a year ago. The dollar decrease in expenses for the current fiscal quarter was due to cost cutting measures effective March and April 2011 and other expense reductions. Marketing expenses were approximately $165,000 in the third quarter of fiscal 2011 versus $246,000 for the same period a year ago. Within marketing expenses, labor costs, outside consulting, travel expenses, commissions, advertising expenses and royalties decreased by approximately $31,000, $20,000, $14,000, $10,000, $4,000 and $2,000 respectively. These decreases were offset in part by an increase in promotion expenses of approximately $6,000. Administrative expenses were approximately $216,000 in the third quarter of fiscal 2011 versus $292,000 for the same period a year ago. Within administrative expenses, labor costs, professional fees, directors fees and travel expenses decreased approximately $48,000, $18,000, $6,000 and 1,000 respectively. The current level of marketing and administrative expenses is expected to continue during the fourth quarter. For the quarter ended June 30, 2011 the Company achieved the savings that were anticipated from the cost cutting measures implemented in March and April 2011.

Interest expense was $1,039 in the third quarter of fiscal 2011 which compares with $0 in the third quarter of fiscal 2010. Interest expense for the current quarter was due primarily to borrowings on the Company's available credit facility and interest paid on vendor accounts. During the prior year there was no credit facility available. The current level of interest expense is expected to increase significantly for the fourth quarter of the fiscal year due to anticipated borrowings on the line of credit.

Other income was $6,007 in the third quarter of fiscal 2011 which compares with $5,957 in the third quarter of fiscal 2010. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested.

Income taxes in the third quarter of fiscal 2011 and 2010 was $-0-. In the third quarter of fiscal 2011 and 2010 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss in the third quarter of fiscal 2011 was $125,949 which compares with a net loss of $151,479 in fiscal 2010. The net loss for the current quarter was primarily the result of a lower sales volume offset in part by the cost cutting measures implemented in fiscal 2011.

Unshipped customer orders as of June 30, 2011 were $600,000 versus $256,000 at June 30, 2010. The increase was due primarily to increased orders in automotive diagnostic products of $235,000, specifically, $157,000 for emissions products, $45,000 for aftermarket products and $33,000 for OEM products. In addition, indicators and gauges increased by approximately $109,000. The Company estimates that approximately 81% of the current backlog will be shipped in the last quarter of fiscal 2011.

Results of Operations, Nine Months Ended June 30, 2011
Compared to Nine Months Ended June 30, 2010

Product sales for the nine months ended June 30, 2011 were $3,393,998 versus $4,093,198 for the same period in fiscal 2010. The decrease in product sales during the first nine months of the current fiscal year of approximately $699,000 was volume related due to decreased sales of automotive diagnostic products, primarily testing products to OEM's of approximately $365,000. Sales of emission products increased by approximately $106,000 and diagnostic aftermarket products declined by approximately $214,000. In addition, sales of indicator products decreased by approximately $226,000. Management continues to be concerned about the current economic conditions in the markets the Company serves and anticipates product sales for the fourth quarter of the fiscal year to continue at current levels.

Service sales for the nine months ended June 30, 2011 were $308,085 compared with $327,934 for the same period in fiscal 2010. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,029,511 (59.8% of product sales) compared with $2,176,959 (53.2% of product sales) for the nine months ended June 30, 2010. The percentage increase in the cost of product sold was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year due to product mix and the additional cost cutting measures implemented in March 2011.

Cost of service sold was $213,330 (69.2% of service sales) compared with $197,036 (60.0% of service sales) for the nine months ended June 30, 2010. The dollar and percentage increase was due primarily to the lower sales volume and to a lower plant utilization. The cost of services sold percentage is anticipated to decrease slightly in the fourth quarter of the fiscal year due the additional cost cutting measures effective March 2011.

Product development expenses were $755,207 (22.3% of product sales) compared to $800,275 (19.6% of product sales) for the nine months ended June 30, 2010. The percentage increase was due primarily to lower product sales during the current period. The dollar decrease was due primarily to lower labor costs, research and experimental material and travel expenses of approximately $25,000, $19,000 and $2,000 respectively. These reductions were primarily the result of the additional cost cutting measures implemented in March 2011 and other cost cutting measures throughout the year. The current level of product development expenditures is expected to continue for the fourth quarter of the fiscal year. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,370,617 for the nine months ended June 30, 2011 (37.0% of total sales) versus $1,687,201 (38.2% of total sales) for the nine months ended June 30, 2010. The percentage and dollar decrease during the first nine months of the current fiscal year was due to the additional cost reductions implemented in March and April 2011 and other expense reductions. Marketing expenses were approximately $581,000 during the first nine months of the current fiscal year versus $801,000 for the same period a year ago. Within marketing expenses, decreases were primarily in labor costs, outside consulting, commissions, advertising and travel expense of approximately $76,000, $77,000, $57,000, $16,000 and $7,000 respectively. These decreases were offset in part by increases in royalties, promotion expense and collection expense of approximately $11,000, $9,000 and $1,000 respectively. Administrative expenses were approximately $789,000 during the first nine months of the current fiscal year versus $886,000 for the same period a year ago. The dollar decrease during the first nine months of the current fiscal year was due primarily to decreases in labor costs, professional fees, directors fees, data processing expenses and travel expense of approximately $58,000, $18,000, $17,000, $4,000 and $1,000 respectively, offset in part by an increase in data processing expense of approximately $6,000. The third quarter level of marketing and administrative expenses is expected to continue during the fourth quarter of the fiscal year due to the the cost cutting measures implemented in March and April 2011.

Interest expense was $1,039 for the nine months ended June 30, 2011, and $542 for the same period in 2010. The increase during the current nine months was due primarily to borrowings on the Company's available credit facility and interest paid on vendor accounts. During the prior year there was no credit facility available. The current level of interest expense is expected to increase due to anticipated borrowings on the line of credit during the fourth quarter of the fiscal year.

Other income of $10,009 compares with other income of $18,569 in the same period last year. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The decrease is due primarily to a lower level of cash available for investment and lower interest rate during the current period.

Income taxes during the first nine months of fiscal 2011 were $0 which compares with income taxes of $0 in the first nine months of fiscal 2010. In fiscal 2011 and 2010 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. During fiscal 2011 management continues to record a valuation allowance on the recovery of income taxes calculated due to continued losses, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

The net loss for the nine months ended June 30, 2011 was $657,612 which compares with a net loss of $422,312 for the nine months ended June 30, 2010. The net loss for the first nine months of fiscal 2011 was primarily the result of a lower sales volume.

In March and April 2011 management implemented additional cost reductions in the form of personnel reductions and a wage decrease in response to the continued uncertainty in the markets the Company serves. These reductions are expected to achieve savings of approximately $46,000 per month. Over the past several years the Company has implemented several cost reductions. In December of 2008 management took steps to reduce direct and non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company served. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company's operations. Management took additional steps in April 2009 and made additional reductions in personnel due to the continued decline in sales. The expected annual cost savings of approximately $3,000,000 took into consideration possible increases in other expenses that could have occurred. The savings were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. The Company achieved the projected savings from previous reductions and fully expects to achieve the savings expected from the recent reductions.

Liquidity and Capital Resources

Total current assets were $2,958,909, $3,312,428 and $3,831,080 at June 30, 2011, September 30, 2010 and June 30, 2010, respectively. The decrease of approximately $872,000 from June to June is due primarily to a decrease in cash and cash equivalents, accounts receivable and prepaid expenses of approximately $850,000, $55,000 and $19,000 respectively, offset in part by an increase in inventory of approximately $52,000. Cash and cash equivalents decreased due primarily to increased working capital needs. The decrease from September 2010 to June 2011 of approximately $353,000 is due primarily to the decrease in cash and cash equivalents and prepaid expenses of $656,000 and $8,000 respectively, offset in part by an increase in accounts receivable of approximately $310,000. Accounts receivable increased due primarily to a higher sales volume during the current quarter. The decrease in cash and cash equivalents was due primarily to increased working capital needs.

Working capital as of June 30, 2011 amounted to $2,179,908. This compares to $3,273,882 a year earlier. Current assets were 3.8 times current liabilities compared to 6.9 a year ago. The quick ratio was 1.0 compared to 3.0 a year ago.

Internally generated funds during the nine months ended June 30, 2011 were a negative $802,878. The primary reason for the negative cash flow from operations was the net loss during the period. The Company does not anticipate any material capital expenditures during fiscal 2011. In addition, the Company believes that cash and cash equivalents together with available short-term financing will provide adequate funding of the Company's working capital needs through the end of fiscal 2011.

Shareholders' equity during the nine months ended June 30, 2011 decreased by $647,862 which was the net loss during the period of $657,612 and $9,750 of share-based compensation expense.

The Company has a credit agreement of $250,000 with one of its major shareholders. The agreement expires in April 2012 and provides for a revolving credit facility of $250,000 with interest generally equal to three percent per annum plus prime and is unsecured. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The Company had outstanding borrowings of $185,000 under this loan facility at June 30, 2011. During fiscal 2011 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2011 there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 in response to the economic downturn and uncertainty in the markets the Company serves and implemented additional personnel reductions in March and April 2011. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements. In addition, the Company is currently evaluating other short-term financing alternatives but there can be no assurance that such arrangements will be available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $185,000 on its revolving credit facility at June 30, 2011. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of June 30, 2011, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit No.	Description

11	Statement Regarding Computation of Earnings Per share and Common Share Equivalents

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calulation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HICKOK INCORPORATED (Registrant)

Date: August 12, 2011	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 12, 2011	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer