Form 10-K
period 2011-09-30
HICKOK INC
filed 2012-01-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2011, the Registrant had 793,229 voting shares of Class A Common Stock outstanding and 454,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 672,620 shares of Class A Common Stock and 85,056 shares of Class B Common Stock. As of March 31, 2011, based on the closing price of $2.00 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,345,240. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on March 7, 2012.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2011.

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
      F-2: CONSOLIDATED BALANCE SHEET
      F-3: CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
      F-4: CONSOLIDATED STATEMENT OF INCOME
      F-5: CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      F-6: CONSOLIDATED STATEMENT OF CASH FLOWS

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      1. NATURE OF OPERATIONS
      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      3. NOTES RECEIVABLE
      4. LONG-TERM FINANCING
      5. LEASES
      6. STOCK OPTIONS
      7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      8. INCOME TAXES
      9. EARNINGS PER COMMON SHARE
      10. EMPLOYEE BENEFIT PLANS
      11. SEGMENT AND RELATED INFORMATION
      12. COMMITMENTS AND CONTINGENCIES
      13. SUBSEQUENT EVENTS
      14. BUSINESS CONDITION AND MANAGEMENT PLAN
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
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

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

Until the mid 1980s Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. Since the mid 1980s the Company has focused this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. This segment represented approximately 25% of the Company's fiscal 2011 revenue.

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

In February 1998 the Company added new products, customers and an established aftermarket sales channel with the acquisition of Waekon Industries. In addition to the acquisition of Waekon Industries, the Company embarked on development programs to design tools specifically tailored to the needs of the automotive aftermarket and develop a variety of sales channels to the market. Since the acquisition, the Company uses the Waekon name as a trademark to market its products to technicians in the automotive aftermarket and for certain emission inspection grade equipment it manufactures. Also the name Waekon-Hickok is used as a trademark for higher complexity equipment primarily aimed at automotive service shops as a shop tool. The Hickok brand is used for a family of products that are related to OEM grade tools sold to automotive dealerships and manufacturers. The Company now concentrates on sales of automotive diagnostic equipment sold through distribution for both dealer and non-dealer servicers.

The Company has developed a reputation as a quality emission testing product provider. Our reputation for innovative emissions testing products began with the patented Model FPT27 Gas Cap Tester that has been used since 2000 in numerous state programs by emissions testing equipment suppliers. In 2004 the Company developed and marketed a complete emissions testing platform for a State of Pennsylvania program. From 2002 until 2007 the Company worked with the State of California to develop a patented product for testing leaks in vehicle evaporative emissions systems and subsequently delivered equipment used in the State's testing program. The emission equipment provides an on-going level of business maintaining equipment in existing programs. In recent years there have been no new programs of significant size undertaken by the States. Most new State programs result in large short-term revenues for the Company with some residual benefits to future years.

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

Indicators and Gauges

For over ninety-six years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 25% of the Company's sales for fiscal 2011 and 26% for fiscal 2010. An original grouping of products, DIGILOG Instruments, were certified with the FAA during fiscal 2002. Subsequently several additional models have also been certified. The Company also produces both movements and completed indicators that are used in high reliability applications on several active military aircraft.

Automotive Diagnostic Tools and Equipment

Since the mid 1980s the Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to several automotive OEMs, and to the aftermarket using jobbers, wholesalers and mobile distributors. Since the late 1990s sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. In fiscal 2007 and 2006 orders from a supplier to OEMs for products designed to the OEMs requirements significantly affected revenues. In fiscal 2008, 2007 and 2004 emissions products significantly affected revenues. The aftermarket accounted for approximately 41% of the Company's automotive diagnostic and specialty tool sales in fiscal 2011 and 46% for fiscal 2010. The percentage decrease was primarily because large OEM orders were lower in fiscal 2011 than in fiscal 2010. As a whole, automotive diagnostic tools and equipment represented approximately 75% of the Company's sales for fiscal 2011 and 74% for fiscal 2010.

The Company's primary expertise is electronic measurement of physical properties and it has cultivated a reputation for developing innovative tools for automotive diagnostics and uses that reputation as leverage when it introduces new offerings. Being innovative sometimes adds to the difficulty of training the sales channels and technician market on the benefits of the product. An example of this is the On-Car Injector Flow Bench (OCIFB), that the Company introduced several years ago to the aftermarket. Sales of the product had been slowly increasing as the market began to understand its value. In 2004 a major automotive OEM became interested in the product's ability to measure the actual flow of fuel injectors on the vehicle. By enabling the dealership technician to obtain flow information they expected to substantially reduce their "no trouble found" warranty returns of fuel injectors. A major order for the OEMs dealerships was delivered in 2006 and 2007. The Company extended this product's capability to diesel and Gasoline Direct Injection (GDI) fuel injection systems. The Company feels it has a unique product for these new to the North American market vehicles that will be of interest to numerous OEMs and the Aftermarket.

New Generation Star (NGS) is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles from 1992 to 2005. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. Sales of NGS both to dealerships and aftermarket customers was a major revenue source for the Company. In 2005 Ford made the decision to no longer support the NGS with software and introduced a new tool to take its place. The Company was able to license certain proprietary algorithms from Ford and develop its’ own software near factory level functionality.

In early 2009 the Company introduced a new product called NGS Mach II that updated the hardware platform and extended the software functionality to dealership standards while maintaining functionality for Ford vehicles back to 1984. In addition the Company introduced NGS PC in 2007. This product is essentially a PC based implementation of the classic NGS product and is at a functionality level well above other aftermarket scan tools for Ford vehicles. The NGS PC only addresses OBD II vehicles dating back to 1996 which is the same vehicle coverage as the Ford tool that replaced NGS classic. Since their introductions the Company has had limited success selling these products in spite of a heavy marketing emphasis.

Because of the Company's measurement technology and automotive knowledge the Company has been able to design and manufacture innovative tools for both OEMs and aftermarket customers and the Company has developed a reputation for delivering advanced tools that save expense and technician time. During the automotive and economic crisis of the past several years by necessity the Company had to reduce expenses and staff to accommodate lower revenue levels. A noticeable change in the Company’s OEM customers to reduce the number of shop tools they require their dealerships to acquire prompted a re-evaluation of the Company’s product strategy. The reevaluation resulted in a plan to target lower cost products that could be effectively sold to automotive technicians for personal use. That strategy has been in execution for about a year and is beginning to have a positive effect on the Company’s automotive aftermarket sales. The first significant products as a result of this strategy were introduced late in the third quarter of fiscal 2011. The first was a tester for Anti-lock Brake systems. It has been received by the market very well. Late in fiscal 2011 we introduced three more products that replaced and upgraded existing offerings. They too have been well received. In the mid-fall we introduced a technicians voltmeter that also has been well received by the market. We have two more of these products we are readying for introduction in the second quarter of fiscal 2012.

The Company continues an effort to reestablish close relationships with OEM customers. The Active Fuel Injector Tester selected by GM for all their North American dealers added to both fiscal 2006 and 2007 revenues. In an effort to build on the success of the AFIT product, the Company worked closely with GM engineers to extend the applicability of the AFIT to diesel engines and the new Gasoline Direct Injection (GDI) gasoline engines that are expected to represent a significant percentage of all manufacturers' new engine introductions in the upcoming years. The Company introduced a Spark Ignited Direct Injection (SIDI) and Duramax Diesel Adapter to the AFIT product to GM dealers late in fiscal 2010. Initially they met with limited success but as fiscal 2011 progressed thanks to aggressive marketing efforts they have begun to penetrate the dealer market. The Company is just introducing a version of the product for diesel engine diagnosis to the aftermarket. The Company worked closely with Navistar/International to develop a tool for testing diesel fuel injectors on their engines. The Company sold a substantial quantity of units to Navistar in fiscal 2010. The Company also developed a version of the product it introduced to the aftermarket in late fiscal 2010. Both of these products offer significant value to medium class truck service organizations and the Company is investing substantial resources to develop a sales channel to these customers.

Vehicle emissions testing products are used by state inspection programs to determine if vehicles comply with environmental regulations. The Company developed a gas cap testing product in 2000 that is used by most emissions equipment providers as the gas cap tester in their offerings. Fiscal 2007 fourth quarter and fiscal 2008 first quarter revenue were materially influenced by a product developed for the State of California to test the fuel system of vehicles for leaks. The Company continues to deliver limited quantities of this product to California customers.

Although the US EPA has de-emphasized evaporative emissions testing for new emissions testing programs this type of testing is demonstrably more cost effective than most other alternatives. With the continuing attention to environmental issues in North America, the Company is optimistic that the EPA will reevaluate the value of this testing. In addition, the scientific community has established a direct correlation between hydrocarbon emissions that these products detect and CO2. The Company is actively promoting this connection in an effort to enhance the probability that these kinds of testing will be incorporated in any environmental legislation that may result from concerns over CO2. There has been recent interest from overseas environmental programs in this type of testing equipment. It is too soon to tell if such a market may develop but we are hopeful it will and our proprietary position in these products will be of value.

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

Seasonality

The Company believes that there is a seasonality to the automotive aftermarket revenues. Typically the first and fourth quarters tend to be weaker than the other two quarters in this market. Orders for OEM or emissions testing products are primarily subject to customer timing requirements and have no known seasonality aspect to them. As a result, operating results can fluctuate widely from quarter to quarter and year to year. As examples, the New Jersey emissions program had a significant affect on the Company's fourth quarter results of fiscal 2009.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

Sales to General Motors Corporation amounted to approximately 22% and sales to ESP also accounted for approximately 8% of the consolidated sales of the Company during fiscal 2011. During fiscal 2010 sales to General Motors Corporation amounted to approximately 14% and sales to ESP also accounted for approximately 6% of the consolidated sales of the Company. During the fiscal year ended September 30, 2009, sales to SGS Testcom, Inc. amounted to approximately 18% and sales to General Motors Corporation also accounted for approximately 8% of the consolidated sales of the Company. The Company has no long-term contractual relationships with SGS Testcom, Inc. or General Motors. The Company does have an exclusive supply agreement with ESP for the Tank Tester product. Several aftermarket distribution companies and several equipment OEMs have become significant sources of revenue. Sales in fiscal 2011 to General Motors Corporation amounted to approximately $1,116,000 and sales to ESP amounted to approximately $418,000. Sales to General Motors Corporation amounted to approximately $720,000 and sales to ESP amounted to approximately $295,000 during fiscal 2010. Sales to SGS amounted to approximately $1,102,000 and sales to General Motors Corporation amounted to approximately $512,000 during fiscal 2009.

Backlog

The Company's order backlog as of September 30, 2011 totaled $593,000 as compared to $529,000 as of September 30, 2010 and $1,199,000 as of September 30, 2009. The increase in fiscal 2011 versus 2010 was primarily due to increased orders for indicators and gauges of $114,000. Automotive diagnostic products orders to OEM's increased by approximately $75,000 offset by a decrease of $106,000 for non-emission aftermarket products and $19,000 for emission products. The decrease in fiscal 2010 versus 2009 was primarily due to decreased orders in automotive diagnostic products of $410,000, specifically, $568,000 for automotive diagnostic products to OEMs offset in part by an increase of $85,000 for non-emission aftermarket products and $63,000 for emission products. Indicators and gauges backlog also declined $260,000.

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

The Company depends on the automotive industry for sales of its OEM and aftermarket products. The Company's results of operations were adversely affected by the deterioration in the automotive industry's performance during the fiscal 2011, 2010 and 2009 years as well as the poor economic conditions throughout the country, and the Company anticipates that it will continue to face significant challenges until conditions improve substantially. The two markets are driven by different considerations. The OEM market tends to be driven by the need for new tools due to the introduction of new technologies in vehicles or excessive warranty costs. Because of dealership economics OEMs have been reluctant to require dealers to purchase service tools for the past several years. The aftermarket is largely driven by the economics of fixing vehicles. During poor economic times purchases can be delayed. Although aftermarket parts suppliers have done well during the past few years aftermarket tool suppliers have not. Our strategy of developing products that target the technician and low cost tools for shop use is an outgrowth of these realities. We believe substantial opportunities for growth depends primarily on economic recovery in the sectors we service.

In addition to automotive service products the Company diversified some years ago into the emissions testing market. This market has also been depressed partially because EPA requirements for state emissions testing program requirements have changed and partially because state budgets have not allowed the implementation of new testing programs. We believe improved economic conditions will improve this market for the Company as well.

Research and Development Activities

The Company expensed as incurred product development costs of $987,114 in 2011, $1,069,707 in 2010 and $1,317,529 in 2009. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2011 was 71 full-time employees which represents a 14% decrease from 83 employees in fiscal 2010 and a 12% reduction from 81 employees in fiscal 2009. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2011, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $214,000 in 2011, $91,000 in 2010, and $189,000 in 2009. Shipments to Australia, Canada, England, Germany and Mexico make up the majority of export sales.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of January 10, 2012 the Company had facilities in the United States of America as shown below:

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation) currently pending in the United States District Court for the Northern District of Ohio. The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech International, LLC and Delphi Corporation. The suit against Systech International, LLC was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit. Currently the proceedings are in the Request for Admissions and Claims Construction phase. The Company is seeking damages estimated at approximately $299,000 for the gas cap testing patent infringement and approximately $3,148,000 for the evaporative emissions testing patent infringement.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2011 our Class A Common Shares were traded on The Nasdaq Over-The Counter Bulletin Board Market under the symbol HICKA.QB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2011			September 30, 2010
	HIGH	LOW	HIGH	LOW
First Quarter	4.50	3.06	6.00	4.00
Second Quarter	3.75	1.70	6.00	4.01
Third Quarter	2.00	1.65	5.50	4.25
Fourth Quarter	1.95	.85	5.00	2.50

b) HOLDERS

As of January 10, 2012, there were approximately 197 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2011, 2010 and 2009 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30
	2011	2010	2009	2008	2007

	(In Thousands of Dollars, except per share amounts)

Net Sales	$5,069	$5,259	$6,063	$12,070	$12,520

Net Income (Loss)	$(673)	$(949)	$(3,674)	$(770)	$(649)

Working Capital	$2,447	$2,784	$3,603	$5,386	$5,950

Total Assets	$3,441	$3,809	$4,718	$8,511	$12,754

Long-term Debt	$250	$-0-	$-0-	$-0-	$-0-

Total Stockholders' Equity	$2,621	$3,281	$4,214	$7,872	$8,459

Net Income (Loss) Per Share	$(.54)	$(.76)	$(2.94)	$(.62)	$(.53)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$-0-	$.10

Class B	$-0-	$-0-	$-0-	$-0-	$.10

Stockholders' Equity

Per Share:	$2.10	$2.63	$3.38	6.31	$6.92

Return on Sales	(13.3%)	(18.1%)	(60.6%)	(6.4%)	(5.2%)

Return on Assets	(18.6%)	(22.3%)	(55.6%)	(7.2%)	(5.2%)

Return on Equity	(22.8%)	(25.3%)	(60.8%)	(9.4%)	(7.3%)

Closing Stock Price	$1.80	$4.25	$5.01	$9.00	$12.75

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

Until the mid 1980s Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-five years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 75% of its fiscal 2011 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in electronic systems and other non-electronic systems in automobiles and trucks.

Seventeen years ago two large automotive OEM companies comprised over 80% of the company's business. A substantial portion of this business was contingent on large programs initiated by these OEMs on a year to year basis. The Company recognized that the OEMs were changing and that the likelihood of the continuation of these yearly large programs was diminishing. As a result, the Company initiated a strategy to use existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The strategy was aided by the acquisition of Waekon Industries in 1998. The Company uses Waekon as the brand of its products that are primarily intended as a technician's personal tool. The acquisition of Waekon immediately gave the Company aftermarket products and access to certain sales channels to that market.

After the acquisition of Waekon the Company expanded aftermarket sales channels and added new product offerings. Those efforts resulted in aftermarket revenues steadily rising as a result of new products developed for aftermarket servicers and success selling the NGS Scan Tool for Ford to aftermarket customers. During the intervening years there were large sales orders from emissions or OEM customers that caused aftermarket sales to remain less than 50% of total automotive product sales. In fiscal 2011, approximately 41% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 59% was from OEM and emissions customers. Aftermarket revenue declined to $1,496,000 from approximately $1,762,000 in fiscal 2010 largely as a result of lower sales of Shop targeted products. In fiscal 2010 approximately 46% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 54% was from OEM and emissions customers. Aftermarket revenues rose to approximately $1,762,000 on the strength of technician targeted products while there was a slight decline in Shop targeted products. In fiscal 2009, approximately 37% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 63% was from OEM and emissions customers. The depressed conditions in the OEM and emissions markets were largely responsible for the sharp decline in their revenues over the past several years. The Company intends to continue to pursue OEM and emissions opportunities; however the development emphasis for fiscal 2010 and fiscal 2011 is on aftermarket products. In late 2011 four aftermarket products were introduced and a sales emphasis on developing stronger relationships with key distributors was implemented as part of the Company’s short-term strategy. These efforts will continue during fiscal 2012.

The Company has not abandoned efforts related to OEM customers. Because of changes at the OEMs our efforts have been re-directed at developing relationships and working with a large Tier I tool supplier to most OEMs. The efforts to date have resulted in the Company receiving modest orders for six products for delivery to several different OEMs. In addition we are continuing to regularly receive requests for quotes on products that are within our expertise. The orders to date have not had a material effect on results but we are optimistic that in the future this can become a significant revenue source for us.

The Company offers products for government sponsored emissions testing programs. The Company believes its gas cap testing products have become the de facto standard of gas cap testing in the United States and most major vendors use them in their equipment when gas cap testing is specified within a state program. The Company has patents on its proprietary method. The Company also developed a product to test for leaks in vehicle evaporative systems (gas tanks). The Company has patents for both of these technologies and is currently involved in a lawsuit with a Company that infringed its patents. Sales of these products in prior years resulted in revenues that ranged from several hundred thousand dollars to over $6,900,000 in fiscal 2008. Most new emissions testing programs emphasize OBD II testing and the EPA allows minimal credit for testing either gas caps or gas tanks on those vehicles. With the recent concern over CO2 emissions the EPA is reevaluating the credit for gas cap testing and the Company is hopeful they will realize the benefit of such tests.

New Generation Star (NGS) is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles from 1992 to 2005. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. Sales of NGS both to dealerships and aftermarket customers was a major revenue source for the Company and represented a brand defining product for customers in the aftermarket. In 2005 Ford made the decision to no longer support the NGS with software and introduced a new tool to take its place. The Company took over software development for the product. In mid fiscal 2008 the Company introduced a PC based version of NGS and in 2009 introduced an upgraded hardware version of the original NGS scan tool called NGS Mach II. In spite of significant marketing emphasis the Company has had limited success with these new products in the aftermarket however a recent announcement of Ford’s intention to replace their current scan tool may have a positive influence on future NGS product sales.

The Company developed a product for testing fuel injection systems on gasoline engines in the late 1990s but had only modest success in selling the technology until General Motors required the tool for all their dealers in 2007. Subsequently the Company was asked to develop the technology further for use on diesel and newly introduced direct injection gasoline engines. In July of 2010 GM recommended to all their dealers an Adapter to the original fuel injection tester for testing both Duramax Diesel and their new Spark Ignited Direct Injection (SIDI) engines. In 2008 a large truck OEM asked the Company to develop a tester for their diesel fuel injection system that was different than the system used by GM on their Duramax Diesel engines. This development resulted in significant revenues during the first quarter of fiscal 2010 and a novel product that helps diagnose an issue that has existed on certain engines since 2001. The Company introduced the product to aftermarket servicers in 2011 with limited success. The Company also intends to introduce a product similar to the product for GM Duramax engines to the aftermarket. To make these products successful the Company is taking steps to develop a sales channel to medium duty truck servicers.

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

The Company’s indicator product revenue decreased 8% in fiscal 2011 and the percentage of total Company revenues decreased to 25% from 26% in fiscal 2010. The year to year decrease was primarily a result of the continued economic downturn and uncertainty in the markets the Company serves, customer delivery requirement timing and delays in government funding of programs for the military. The Company's indicator product revenue decreased 12% in fiscal 2010 and the percentage of total Company revenues increased to 26% from 25% in fiscal 2009. The year to year decrease was primarily a result of the economic downturn and uncertainty in the markets the Company serves, customer delivery requirement timing and delays in government funding of programs for the military. The Company anticipates indicator sales will continue at current levels in fiscal 2012 and into the foreseeable future. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Management implemented steps to reduce expenses in early fiscal 2009 due to the economic downturn and uncertainty in the markets the Company serves including rate reductions for all employees. Additional personnel reductions were implemented during fiscal 2011 and a strategy to develop and market lower cost products directed primarily to technicians was implemented. Both the reductions and the strategy are expected to continue for fiscal 2012. The cutbacks have slowed the new product development process however the Company has taken precautions to maintain its technologies and continues to develop several novel products it believes will have substantial market appeal. With the uncertain conditions in the aftermarket and OEM revenues for fiscal 2012 management plans to continue tight control of expenses in marketing, engineering, administrative and sales related expenses until the business recovers significantly. As revenues decline certain variable sales related and marketing expenses such as commissions also decline. The Company's order backlog as of September 30, 2011 totaled $593,000 as compared to $529,000 as of September 30, 2010 and $1,199,000 as of September 30, 2009.

The increase in fiscal 2011 versus 2010 was primarily due to increased orders for indicators and gauges of $114,000. Automotive diagnostic products orders to OEM's increased by approximately $75,000 offset by a decrease of $106,000 for non-emission aftermarket products and $19,000 for emission products. The decrease in fiscal 2010 versus 2009 was primarily due to decreased orders in automotive diagnostic products of $410,000, specifically, $568,000 automotive diagnostic products to OEMs offset in part by an increase of $85,000 for non-emission aftermarket products and $63,000 for emission products. Indicators and gauges backlog also declined $260,000. The higher level of order backlog in fiscal 2009 was due primarily to increased orders for automotive diagnostic products of $556,000.

Expense Reduction Initiatives

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

Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. A senior sales executive resigned in March and management has determined not to replace that individual. These additional expense reductions were expected to save approximately $46,000 per month beginning in April 2011 or $552,000 on an annual basis. Management also believes its strategy to improve revenue and profitability will aid results during fiscal 2012.

The savings from the above cost cutting measures were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. Major expense categories impacted are as follows:
	2011 Cost Cutting Measures	2009 Cost Cutting Measures	Total

Applicable to Manufacturing Production Overhead (Wages)	$132,000	$866,000	$998,000
Product Development	96,000	785,000	881,000
Marketing and Administration	324,000	1,429,000	1,753,000

Annual Total	$552,000	$3,080,000	$3,632,000

For the years ended September 30, 2011, 2010 and 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009, April 2009 and March 2011.

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

Results of Operations

Sales for the fiscal year ended September 30, 2011 decreased to $5,068,613, a decrease of approximately 4% from fiscal 2010 sales of $5,259,012. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $186,000. Service sales in fiscal 2011 decreased by approximately $5,000 and the reduction was volume related, compared to fiscal 2010. Product sales were $4,682,830 in fiscal 2011 compared to $4,868,635 in fiscal 2010. The decrease in product sales occurred in both the indicator and gauges segment, and the automotive diagnostic equipment segment. The dollar decreases were approximately $116,000 and $70,000 respectively. Within the automotive diagnostic products, OEM products and aftermarket products sales decreased approximately $1,000 and $269,000 respectively, offset in part by an increase in emission product sales of approximately $200,000. Fiscal 2011 benefited from several small state emissions programs requiring gas cap testing products while fiscal 2010 benefited from an OEM product supplied to all franchised dealers. The reduction in service sales was volume related and attributable to lower repair sales.

Sales for the fiscal year ended September 30, 2010 decreased to $5,259,012, a decrease of approximately 13% from fiscal 2009 sales of $6,062,776. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $765,000. Service sales in fiscal 2010 decreased by approximately $39,000 and the reduction was volume related, compared to fiscal 2009. Product sales were $4,868,635 in fiscal 2010 compared to $5,633,864 in fiscal 2009. The decrease in product sales occurred in both the indicator and gauges segment, and the automotive diagnostic equipment segment. The dollar decreases were approximately $180,000 and $585,000 respectively. Within the automotive diagnostic products, emission product sales decreased approximately $1,162,000 offset in part by an increase in OEM products and aftermarket products of approximately $487,000 and $90,000 respectively. Fiscal 2010 benefited from an OEM product supplied to all franchised dealers while fiscal 2009 benefited from a large state emissions program.

Cost of products sold in fiscal 2011 was $2,732,876 or 58.4% of net product sales compared to $2,689,469 or 55.2% of net product sales in fiscal 2010. Cost of products sold during fiscal 2009 was $3,683,049 or 65.4% of net product sales. The dollar and percentage increase in the cost of products sold to product sales between fiscal 2011 and 2010 was due primarily to a change in product mix. The decrease in the percentage of cost of products sold to product sales between fiscal 2010 and 2009 was due primarily to a change in product mix and by the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009.

Cost of services sold in fiscal 2011 was $293,641 or 76.1% of net service sales compared to $251,258 or 64.4% respectively in fiscal 2010. Cost of services sold during fiscal 2009 was $402,024 or 93.7% of net service sales.The dollar and percentage increase between fiscal 2011 and 2010 was due primarily to a lower volume of chargeable repairs and lower plant utilization.The dollar and percentage decrease between fiscal 2010 and 2009 was due primarily to a lower volume of warranty repairs, price increases for certain services and cost reductions. The higher cost of service sold percentage in fiscal 2009 was due primarily to higher warranty related costs associated with certain of the automotive diagnostic products.

Product development expenditures in fiscal 2011 were $987,114 or 21.1% of product sales compared to $1,069,707 or 22.0%, respectively, in fiscal 2010. Product development expenditures during fiscal 2009 were $1,317,529 or 23.4% of product sales. The dollar decrease between fiscal 2011 and fiscal 2010 was due primarily to the additional cost cutting measures implemented in fiscal 2011. Decreases were primarily in labor costs, research and experimental material expenses and travel expenses of approximately $49,000, $38,000 and $3,000 respectively. The dollar decrease between fiscal 2010 and fiscal 2009 was due primarily to the cost cutting measures and wage reductions implemented during fiscal 2009. Decreases were primarily in labor costs and travel expenses of approximately $232,000 and $4,000 respectively. In addition, management believes the current resources will be sufficient to maintain current product development commitments and continue to develop a reasonable flow of new diagnostic products for both the OEM and Aftermarket customers.

 Marketing and administrative expenses amounted to $1,734,257 which was 34.2% of net sales in fiscal 2011, $2,217,520 or 42.2% of net sales in fiscal 2010 and $2,524,914 or 41.6% of net sales in fiscal 2009. The percentage and dollar decrease in fiscal 2011 compared to fiscal 2010 was due primarily to the additional cost cutting measures implemented in fiscal 2011. Marketing expenses were approximately $731,000 in fiscal 2011 compared to $1,026,000 a year ago. Within marketing expenses, decreases were primarily in labor costs of $105,000, outside consulting of $77,000, commissions of $70,000, advertising of $20,000, travel expense of $19,000 and fulfillment of $3,000. The decreases were offset in part by increases in royalties of $8,000, promotion expense of $8,000 and collection expense of $3,000. Administrative expenses were approximately $1,003,000 during the current fiscal year compared to $1,192,000 a year ago. The dollar decrease was due primarily to decreases in labor costs of $105,000, professional fees of $36,000, directors fees of $35,000, depreciation of $5,000 and travel expenses of $2,000. The decrease was offset in part by an increase in data processing fees of $2,000.

The dollar decrease in fiscal 2010 compared to fiscal 2009 was primarily due to a full year of the cost cutting measures implemented in fiscal 2009. Marketing expenses were approximately $1,026,000 in fiscal year 2010 compared to $1,280,000 in fiscal 2009. Within marketing expenses, decreases were primarily in labor costs of $308,000, travel expense of $27,000, advertising of $3,000, promotion expense of $2,000, collection expense of $3,000 and royalties of $3,000. The decreases were offset in part by increases in commissions of 37,000 and outside consulting of $70,000 related to an emissions equipment sales effort. Administrative expenses were approximately $1,192,000 during the current fiscal year compared to $1,245,000 in fiscal 2009. The dollar decrease was due primarily to decreases in labor costs of $64,000, data processing fees of $4,000 and  depreciation of $5,000. The decrease was offset in part by an increase in directors fees of $11,000 and professional fees of $5,000.

Interest charges were $7,610 in fiscal 2011 compared with $542 in fiscal 2010 and $3,826 in fiscal 2009. The increase in interest charges in fiscal 2011 compared to fiscal 2010 was due primarily to interest on the Company's available credit facility during the current fiscal year and to interest paid on vendor accounts. The decrease in interest charges in fiscal 2010 compared to fiscal 2009 was due to no short-term borrowings during fiscal 2010. Interest charges for fiscal 2010 were incurred on the unused credit facility with our commercial bank during the first quarter of the year. The credit facility with our commercial bank was rescinded on December 17, 2009. The interest charges in fiscal 2009 were incurred on the unused credit facility with our commercial bank during fiscal 2009.

Other income was $14,350 in fiscal 2011 compared with $19,988 in fiscal 2010 and $39,514 in fiscal 2009. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The decrease in fiscal 2011 compared to fiscal 2010 and 2009 was due primarily to the lower level of excess cash available to invest in money market accounts and lower interest rates on the cash that was invested. Interest income and miscellaneous income amounted to approximately $600 and $10,000 respectively for fiscal 2011. Interest income and miscellaneous income amounted to approximately $5,000 and $15,000 respectively for fiscal 2010 and $23,000 and $17,000 respectively for fiscal 2009. Currently, excess cash is invested in a money market account.

Management recorded a valuation allowance on the entire balance of deferred tax assets at September 30, 2009 in the amount of $1,845,200 due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. In fiscal 2011, management recorded a valuation allowance in the amount of $255,600 on the current year deferred taxes. This represents an effective income tax rate of 0%. In fiscal 2010, management recorded a valuation allowance in the amount of $310,500 on the current year deferred taxes. This also represents an effective income tax rate of 0%. Income taxes in fiscal 2009 were $1,845,200 due to the increase in the valuation allowance on deferred income taxes. This represents an effective income tax rate of 100%. It is anticipated that the effective tax rate in fiscal 2012 will be similar to fiscal 2011. The deferred tax benefits begin to expire in 2015.

The net loss in fiscal 2011 was $672,535, or $.54 per share which was a decrease of $276,961 as compared to the net loss of $949,496 or $.76 per share in fiscal 2010. The improvement was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009 and the additional cost cutting measures implemented in fiscal 2011. In addition, there was no major decline in the sales volume in the current fiscal year. The net loss in fiscal 2009 was $3,674,253, or $2.94 per share. The improvement in fiscal 2010 versus fiscal 2009 was due primarily to the increase in the valuation allowance of $1,845,200 and the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009.

The Company has available a net operating loss carryforward of approximately $5,027,000 and research and development credit carryforwards of approximately $1,700,000 that begin to expire in 2015. During fiscal 2011 the Company recorded an additional valuation allowance on deferred tax expense in the amount of $255,600 due to additional losses, deterioration of the markets the Company serves, economic uncertainty, and an increased likelihood of tax credits expiring before being utilized. The Company's entire deferred tax asset of $4,049,300 has been offset by a valuation allowance of $4,049,300. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $3,016,871 at September 30, 2011 were 5.3 times current liabilities and the total of cash and cash equivalents and receivables was 1.2 times current liabilities. These ratios compare to 6.3 and 2.1 respectively at the end of fiscal 2010. Cash and cash equivalents was $274,530 at September 30, 2011 and $768,647 at September 30, 2010. Total current assets decreased by approximately $296,000 from the previous year end due primarily to a decrease in cash and cash equivalents and inventory of approximately $494,000 and $159,000 respectively. The decrease was offset in part by an increase in accounts receivable of approximately $372,000. The increase in accounts receivable was due primarily to a higher sales volume in the fourth quarter of fiscal 2011 versus fiscal 2010. Inventory decreased due primarily to an increase in the obsolescence reserve during the current year.

Working capital at September 30, 2011 was $2,447,080 as compared to $2,783,776 a year ago. The decrease of approximately $337,000 was due primarily to a decrease in cash and cash equivalents and inventory, an increase in accrued expenses of approximately $494,000, $159,000 and $57,000 respectively, offset in part by an increase in accounts receivable of approximately $372,000. The increase in accounts receivable was due primarily to higher shipments in the fourth quarter of fiscal 2011. Inventory decreased due primarily to an increase in the obsolescence reserve in the current year.

Internally generated funds in fiscal 2011 were a negative $706,017. The primary reason for the negative cash flow from operations in fiscal 2011 was the net loss of $672,535. Internally generated funds in fiscal 2010 were $70,912 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $19,456. The primary reason for the positive cash flow from operations in fiscal 2010 was the reduction in accounts receivable and inventory of $779,202 and $61,676 respectively offset in part by the net loss of $949,496 and non-cash depreciation and share-based compensation of $131,800 and $16,045 respectively. Internally generated funds in fiscal 2009 were a negative $1,241,018 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $34,674. The primary reason for the negative cash flow from operations in fiscal 2009 was the net loss of $3,674,253. The negative cash flow was financed through internally generated funds from fiscal 2008. The Company does not anticipate any material capital expenditures during fiscal 2012. In addition, the Company expects there will be internally generated funds in fiscal 2012 from operating activities in addition to available short-term and long-term financing to provide adequate funding of the Company's working capital needs.

In addition, subsequent to September 30, 2011 management entered into several unsecured convertible loan agreements and an additional revolving line of credit which may provide approximately $1,179,000 of liquidity to meet on going working capital requirements. One agreement is with a current shareholder and the others are with an outside investor. These agreements are discussed below.

On December 30, 2011, Hickok Incorporated entered into a Convertible Loan Agreement with Roundball, LLC and the Aplin Family Trust. Under the Convertible Loan Agreement, the Company issued a convertible note to Roundball in the amount of $466,879.87 and a convertible note to the Aplin Family Trust in the amount of $208,591.20. In addition, Roundball, LLC shall have the right to cause the Company to borrow up to an additional $466,879.88 from Roundball, LLC. The notes are unsecured, bear interest at a rate of 0.20% per annum and will mature on December 30, 2012.

The notes may be converted by the Investors at any time into Class A Common Shares of the Company, at a conversion price of $1.85 per share, although up to no more than 504,735 Conversion Shares for Roundball and no more than 112,752 Conversion Shares for the Aplin Family Trust. The Company has the option to convert the notes at the expiration date, if the investors have not during the course of the agreement.

On December 30, 2011 Roundball converted $233,438.55 into Class A Common Shares of the Company. In addition, the Company sold 20,000 Class B Common Shares currently held in treasury to Roundball at a price of $1.85 per share per a subscription agreement between the Company and Roundball dated December 30, 2011.

On January 9, 2012, the Company also entered into a new Revolving Credit Agreement by and between the Company and a major shareholder who is also an employee of the Company extending the due date of the line of credit agreement from April 2012 to April 2013. The Company believes the above agreements along with internally generated funds will provide sufficient liquidity to meet ongoing working capital requirements.

During fiscal 2012 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2012 there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 and 2011 in response to the economic downturn and uncertainty in the markets the Company serves. These expense reductions continued for fiscal 2010 and 2011 and are anticipated to continue into fiscal 2012. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital.

Business Condition and Uncertainties

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

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing if needed. Management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations.  Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. For the years ended September 30, 2011, 2010 and 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009.

Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. A senior sales executive resigned in March and management has determined not to replace that individual. The Company achieved the savings that were anticipated from this additional cost cutting measure during fiscal 2011. The Company anticipates the cost cutting measures will continue into the fiscal year ended September 30, 2012. In addition, subsequent to the end of fiscal 2011, the Company entered into the financing arrangements described above under the caption Liquidity and Capital Resources.

Off-Balance Sheet Arrangements

Hickok has no off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (c)(2)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $250,000 on its credit facility at September 30, 2011, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheet of HICKOK INCORPORATED as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity , and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board "United States". Those standards require that we plan and perform the audit to obtain reasonable assurance that the consolidated financial statements are free from material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

JANUARY 10, 2012
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$274,530	$768,647
Accounts receivable-less allowance for	722,731	350,386
doubtful accounts of $10,000 ($10,000, 2010)
Notes receivable-current	2,400	-
Inventories-less allowance for obsolete	1,963,943	2,122,972
inventory of $714,000 ($380,000, 2010)
Deferred income taxes-less valuation
allowance of $270,100 ($156,300, 2010)	-	-
Prepaid expenses	53,267	70,423

Total Current Assets	3,016,871	3,312,428

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,429,718	1,429,718
Machinery and equipment	2,336,995	2,336,995

	4,000,192	4,000,192
Less accumulated depreciation	3,613,913	3,504,989

	386,279	495,203

OTHER ASSETS:
Deferred income taxes-less valuation
allowance of $3,779,200 ($3,637,400, 2010)	-	-
Notes receivable-long-term	35,700	-
Deposits	1,750	1,750

	37,450	1,750

Total Assets	$3,440,600	$3,809,381

See accompanying summary of accounting policies and notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2011	2010

CURRENT LIABILITIES:
Accounts payable	$173,848	$183,036
Accrued payroll and related expenses	142,949	149,801
Accrued expenses	205,208	148,850
Accrued taxes other than income	47,786	46,965

Total Current Liabilities	569,791	528,652

Long-term financing	250,000	-

STOCKHOLDERS' EQUITY:
Common shares - par value $1.00
Class A 3,750,000 shares authorized, 809,024 shares
issued (809,024 shares 2010)	793,229	793,229
Class B 1,000,000 convertible shares authorized,
475,533 shares issued (475,533 shares 2010)	454,866	454,866
Contributed capital	1,862,652	1,850,037
Treasury shares - 15,795 (2011 and 2010)
Class A shares and 20,667 (2011 and 2010)
Class B shares	(661,676)	(661,676)
Retained earnings	171,738	844,273

Total Stockholders' Equity	2,620,809	3,280,729

Total Liabilities and Stockholders' Equity	$3,440,600	$3,809,381

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2011	2010	2009

NET SALES:
Product sales	$4,682,830	$4,868,635	$5,633,864
Service sales	385,783	390,377	428,912

Total Net Sales	5,068,613	5,259,012	6,062,776

COSTS AND EXPENSES:
Cost of product sold	2,732,876	2,689,469	3,683,049
Cost of services sold	293,641	251,258	402,025
Product development	987,114	1,069,707	1,317,529
Marketing and administrative	1,734,257	2,217,520	2,524,914
expenses
Interest charges	7,610	542	3,826
Other income	(14,350)	(19,988)	(39,514)

Total Costs and Expenses	5,741,148	6,208,508	7,891,829

Loss before Provision for Income Taxes	(672,535)	(949,496)	(1,829,053)
Provision For Income Taxes:
Deferred	-	-	1,845,200

	-	-	1,845,200

Net Loss	$(672,535)	$(949,496)	$(3,674,253)

NET LOSS PER COMMON SHARE - BASIC	$(.54)	$(.76)	$(2.94)

NET LOSS PER COMMON SHARE - DILUTED	$(.54)	$(.76)	$(2.94)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,248,095	1,248,095	1,248,095

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009
		COMMON STOCK - $1.00 PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at September 30, 2008	$5,468,022	$793,229	$454,866	$1,817,915	$(661,676)	$7,872,356

Share-based compensation expense	-	-	-	16,077	-	16,077

Net Loss	(3,674,253)	-	-	-	-	(3,674,253)

Balance at September 30, 2009	$1,793,769	$793,229	$454,866	$1,833,992	$(661,676)	$4,214,180

Share-based compensation expense	-	-	-	16,045	-	16,045

Net Loss	(949,496)	-	-	-	-	(949,496)

Balance at September 30, 2010	$844,273	$793,229	$454,866	$1,850,037	$(661,676)	$3,280,729

Share-based compensation expense	-	-	-	12,615	-	12,615

Net Loss	(672,535)	-	-	-	-	(672,535)

Balance at September 30, 2011	$171,738	$793,229	$454,866	$1,862,652	$(661,676)	$2,620,809

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$4,696,268	$6,038,214	$5,783,951
Cash paid to suppliers and employees	(5,396,080)	(5,972,126)	(7,043,959)
Interest paid	(6,849)	-	(3,826)
Interest received	644	4,824	22,816

Net Cash Provided by (Used in) Operating Activities	(706,017)	70,912	(1,241,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(19,456)	(34,674)
Advances on notes receivable	(38,100)	-	-
Proceeds on sale of assets	-	325	-

Net Cash Provided by (Used in) Investing Activities	(38,100)	(19,131)	(34,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	250,000	-	-

Net Cash Provided by (Used in) Financing Activities	250,000	-	-

Increase (Decrease) in Cash and Cash Equivalents	(494,117)	51,781	(1,275,692)

Cash and Cash Equivalents at Beginning of Year	768,647	716,866	1,992,558

Cash and Cash Equivalents at End of Year	$274,530	$768,647	$716,866

See accompanying summary of accounting policies and notes to consolidated financial statements.

	2011	2010	2009

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Loss	$(672,535)	$(949,496)	$(3,674,253)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	108,924	131,800	167,492
Loss on disposal of assets	-	1,938	739
Share-based compensation expense	12,615	16,045	16,077
Deferred income taxes	-	-	1,845,200
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(372,345)	779,202	(278,825)
Decrease in inventories	159,029	61,676	794,520
Decrease in prepaid expenses	17,156	5,129	16,645
Decrease in refundable income taxes	-	-	6,000
Increase (Decrease) in accounts payable	(9,188)	25,709	(97,152)
Increase (Decrease) in accrued payroll and related expenses	(6,852)	10,459	(97,777)
Increase (Decrease) in other accrued expenses and accrued taxes other than income	57,179	(7,590)	56,356
Increase (Decrease) in accrued income taxes	-	(3,960)	3,960

Total Adjustments	(33,482)	1,020,408	2,433,235

Net Cash Provided by (Used in) Operating Activities	$(706,017)	$70,912	$(1,241,018)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2011, 2010 AND 2009

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

Product Classes	2011	2010	2009

Automotive Test Equipment	75.3%	74.2%	74.6%
Indicating Instruments	24.7	25.8	25.4

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 77% of outstanding receivables at September 30, 2011 (73% in 2010). Sales to three customers approximated $1,116,000, $418,000 and $0 (2011), $720,000, $295,000 and $10,000 (2010), $512,000, $419,000 and $1,102,000 (2009), and accounts receivable to these customers amounted to approximately $388,000, $28,000 and $0 (2011), $51,000, $23,000 and $0 (2010).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2011.

Product Warranties :
The Company warrants certain products against defects for periods ranging primarily from 12 to 48 months. The Company's estimated future warranty claims is included in "Accrued expenses" and are as follows:

	2011	2010	2009

Balance October 1	$3,415	$4,482	$5,640
Current year provisions	163	3,602	36,252
Expenditures	(2,585)	(4,669)	(37,410)

Balance September 30	$993	$3,415	$4,482

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2011 and 2010 amounted to $274,530 and $768,647, respectively.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2011	2010

Raw materials and component parts	$1,145,278	$1,382,484
Work-in-process	515,885	390,434
Finished products	302,780	350,054

	$1,963,943	$2,122,972

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

Depreciation amounted to $108,924 (2011), $131,800 (2010), and $167,492 (2009).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $16,756 (2011), $17,854 (2010) and $36,899 (2009).

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

3. NOTES RECEIVABLE

The Company has notes receivable with a current and former employee at an interest rate of three percent per annum. Selected details of notes receivable are as follows:

	Current Portion	Total

	2011	2011	2010
Unsecured note receivable from current employee which bears interest at 3% per annum	$-	$4,100	$-

Unsecured note receivable from former employee which bears interest at 3% per annum, currently paying $200 per month	$2,400	34,000	-

	$2,400	38,100	-

Less current portion		2,400	-

Long-term portion		$35,700	$-

4. LONG-TERM FINANCING

The Company has a credit agreement of $250,000 with one of its major shareholders who is also an employee of the Company. The agreement was to expire in April 2012 but was modified on January 9, 2012 to extend the maturity date to April 2013. Effective October 30, 2012 for the remainder of the agreement, the lender may terminate the agreement with 45 days written notice, but it is at the discretion of the Company to deny the termination notice until April 2013 if it will have a negative effect on the solvency of the Company.

The agreement provides for a revolving credit facility of $250,000 with interest generally equal to three percent per annum plus prime and is unsecured. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The Company recorded interest expense of $4,765 through September 30, 2011. As of September 30, 2011 interest in the amount of $3,463 was paid. The Company had outstanding borrowings of $250,000 under this loan facility at September 30, 2011. Selected details of long-term borrowings are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2011	$250,000	6.25%
Average during 2011	$62,500	6.25%
Maximum during 2011 (month end)	$250,000	6.25%

Balance at September 30, 2010	$-	0.0%
Average during 2010	$-	0.0%
Maximum during 2010 (month end)	$-	0.0%

5. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through January 2012. The Company's minimum commitment under these operating leases is $720 for 2012.
Rental expense under these commitments was $2,880 (2011), $5,782 (2010) and $24,120 (2009).

A facility held under a capital lease has a net book value of $0 at September 30, 2011. Future minimum lease payments which extend through 2061 are immaterial.

6. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees to purchase up to 26,850 Class A shares, net of granted options. The options are exercisable for up to 10 years. Incentive stock options are available at an exercise price of not less than market price on the date the option is granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. All options granted under the Employee Plans are exercisable at September 30, 2011.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 38,000 shares of Class A common stock over a three year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans become fully exercisable on February 24, 2014.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2011, 2010 and 2009 was $12,615, $16,045 and $16,077 respectively.

Transactions involving the plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2011	Price	2010	Price	2009	Price

Option Shares
Employee Plans:

Outstanding October 1,	41,500	$3.41	59,400	$3.81	73,400	$4.28

Granted	-	-	-	-	-	-

Canceled/expired	(14,650)	3.15	(17,900)	4.73	(14,000)	6.28

Exercised	-	-	-	-	-	-

Outstanding September 30, ($3.55 per share)	26,850	3.55	41,500	3.41	59,400	3.81
Exercisable September 30,	26,850	3.55	41,500	3.41	59,400	3.81

Director Plans:

Outstanding October 1,	44,000	$6.30	41,000	$6.51	43,000	$7.18

Granted	5,000	2.925	6,000	6.00	5,000	2.925

Canceled/expired	(11,000)	5.98	(3,000)	8.50	(7,000)	8.11

Exercised	-	-	-	-	-	-

Outstanding September 30, ($2.925 to $11.00 per share)	38,000	5.95	44,000	6.30	41,000	6.51
Exercisable September 30,	28,334	6.62	33,000	6.46	31,000	6.39

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at September 30, 2011.
Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life

Range of exercise Prices:
$3.55	26,850	$3.55	.5

	26,850	$3.55

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925 - 5.25	19,000	$3.63	5.3	12,667	$3.98
$6.00 - 7.25	11,000	$6.46	5.5	7,667	$6.67
$10.50 - 11.00	8,000	$10.75	6.0	8,000	$10.75

	38,000	$5.95		28,334	$6.62

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During fiscal year ended September 30, 2011 and 2010, $12,615 and $16,045 respectively was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $9,759 (2012) and $4,293 (2013) and $665 (2014). The following weighted-average assumptions were used in the option pricing model for 2011 and 2010: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .75.

7. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock (519,716 and 540,366 shares in 2011 and 2010 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 6). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

8. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory Federal income tax rate is as follows:
	2011	2010	2009

Income (Loss) Before Provision for Income Taxes	$(672,535)	$(949,496)	$(1,829,053)
Statutory rate	34%	34%	34%

	(228,662)	(322,829)	(621,878)

Permanent differences	2,500	32,700	7,200
Research and development credit - net	(27,500)	(18,500)	(43,300)
Valuation allowance	255,600	310,500	2,505,200
Other	(1,938)	(1,871)	(2,022)

	$-	$-	$1,845,200

Deferred tax assets (liabilities) consist of the following:

	2011	2010

Current:
Inventories	$244,300	$133,100
Bad debts	3,400	3,400
Accrued liabilities	39,200	40,800
Prepaid expense	(16,800)	(21,000)

	270,100	156,300
Valuation allowance	(270,100)	(156,300)

Total current deferred income taxes	-	-

Noncurrent:
Depreciation and amortization	86,500	115,200
Research and development and other credit carryforwards	1,700,400	1,655,700
Net operating loss carryforward	1,709,000	1,587,500
Contribution carryforward	250,400	250,400
Directors stock option plan	32,900	28,600

	3,779,200	3,637,400
Valuation allowance	(3,779,200)	(3,637,400)

Total long-term deferred income taxes	-	-

Total	$-	$-

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2008 through 2010. In addition, the Company is subject to state and local income tax examinations for the tax years 2008 through 2010.

The Company has available a net operating loss carryforward of approximately $5,027,000 and a contribution carryforward of approximately $736,000. The net operating loss and research and development credit carryforwards will begin to expire in 2015.

Management recorded a valuation allowance on the entire balance of deferred tax assets at September 30, 2009 due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. Management recorded a valuation allowance in the amount of $310,500 on the fiscal year ended September 30, 2010 deferred taxes. In addition, management recorded a valuation allowance in the amount of $255,600 on the current year deferred taxes.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2011	2010	2009

Basic Loss Per Share
Loss available to common stockholders	$(672,535)	$(949,496)	$(3,674,253)

Shares denominator	1,248,095	1,248,095	1,248,095

Per share amount	$(.54)	$(.76)	$(2.94)

Effect of Dilutive Securities
Average shares outstanding	1,248,095	1,248,095	1,248,095

Stock options	-	-	-

	1,248,095	1,248,095	1,248,095
Diluted Loss Per Share
Loss available to common stockholders	$(672,535)	$(949,496)	$(3,674,253)

Per share amount	$(.54)	$(.76)	$(2.94)

10. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. For fiscal years ended September 30, 2011, 2010 and 2009, the formula produced no bonus distribution. The bonus distribution is determined by the Compensation Committee of the Board of Directors.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2011 and 2010, the Company made matching contributions to the plan in the amount of $17,009 and $15,380 respectively. For fiscal year ended September 30, 2009, the Company made no matching contributions to the plan. The Company does not provide any other post retirement benefits to its employees.

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

Information by industry segment is set forth below:

Years Ended September 30,	2011	2010	2009

Net Sales
Indicators and Gauges	$1,253,975	$1,357,114	$1,538,908
Automotive Diagnostic Tools and Equipment	3,814,638	3,901,898	4,523,868

	$5,068,613	$5,259,012	$6,062,776

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$94,178	$34,647	$(119,544)
Automotive Diagnostic Tools and Equipment	229,355	188,037	(500,440)
General Corporate Expenses	(996,068)	(1,172,180)	(1,209,069)

	$(672,535)	$(949,496)	$(1,829,053)

Asset Information :

Years Ended September 30,	2011	2010

Identifiable Assets
Indicators and Gauges	$701,543	$604,267
Automotive Diagnostic Tools and Equipment	1,980,789	1,860,974
Corporate	758,268	1,344,140

	$3,440,600	$3,809,381

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2011	2010	2009

Revenue:
United States of America	$4,854,871	$5,168,432	$5,873,939
Australia	26,945	44,377	20,776
Canada	119,667	35,228	113,558
England	28,924	-	23,501
Germany	-	4,718	16,067
Mexico	23,520	1,681	2,290
Other foreign countries	14,686	4,576	12,645

	$5,068,613	$5,259,012	$6,062,776

All export sales to Australia, Canada, England, Germany, Mexico and other foreign countries are made in United States of America Dollars.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

13. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2011 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

On December 30, 2011, Hickok Incorporated entered into a Convertible Loan Agreement with Roundball, LLC and the Aplin Family Trust. Under the Convertible Loan Agreement, the Company issued a convertible note to Roundball in the amount of $466,879.87 and a convertible note to the Aplin Family Trust in the amount of $208,591.20. In addition, Roundball, LLC shall have the right to cause the Company to borrow up to an additional $466,879.88 from Roundball, LLC. The notes are unsecured, bear interest at a rate of 0.20% per annum and will mature on December 30, 2012.

The notes may be converted by the Investors at any time into Class A Common Shares of the Company, at a conversion price of $1.85 per share, although up to no more than 504,735 Conversion Shares for Roundball and no more than 112,752 Conversion Shares for the Aplin Family Trust. The Company has the option to convert the notes at the expiration date, if the investors have not during the course of the agreement.

On December 30, 2011 Roundball converted $233,438.55 into Class A Common Shares of the Company.In addition, the Company sold 20,000 Class B Common Shares currently held in treasury to Roundball at a price of $1.85 per share per a subscription agreement between the Company and Roundball dated December 30, 2011.

On January 9, 2012, the Company also entered into a new Revolving Credit Agreement by and between the Company and a major shareholder who is also an employee of the Company extending the due date of the line of credit agreement from April 2012 to April 2013. The Company believes the above agreements along with internally generated funds will provide sufficient liquidity to meet ongoing working capital requirements.

14. BUSINESS CONDITION AND MANAGEMENT PLAN

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

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing if needed. Management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations.  Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. For the years ended September 30, 2011, 2010 and 2009 the Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009 and April 2009.

Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. A senior sales executive resigned in March and management has determined not to replace that individual. The Company achieved the savings that were anticipated from this additional cost cutting measure during fiscal 2011. The Company anticipates the cost cutting measures will continue into the fiscal year ended September 30, 2012. In addition, the Company obtained a $250,000 unsecured line of credit from one of the Company's major shareholders with terms extended until April 2013.

In addition, subsequent to September 30, 2011 management entered into several unsecured convertible loan agreements and an additional revolving line of credit which may provide approximately $1,179,000 of liquidity to meet on going working capital requirements. One agreement is with a current shareholder and the others are with an outside investor as discussed in Note 13.

15. QUARTERLY DATA (UNAUDITED)
	First	Second	Third	Fourth

Net Sales
2011	$1,112,643	$1,312,896	$1,276,544	$1,366,530
2010	1,636,717	1,394,060	1,390,355	837,880
2009	1,159,063	1,335,056	1,521,033	2,047,624

Gross Profit
2011	422,618	552,725	483,899	582,854
2010	876,542	528,246	642,349	271,148
2009	282,451	369,640	617,348	708,263

Net Income (Loss)
2011	(317,982)	(213,681)	(125,949)	(14,923)
2010	64,709	(335,542)	(151,479)	(527,184)
2009	(1,145,353)	(2,245,253)	(234,861)	(48,786)

Net Income (Loss) per Common Share

Basic
2011	(.25)	(.17)	(.10)	(.02)
2010	.05	(.27)	(.12)	(.42)
2009	(.92)	(1.80)	(.19)	(.03)

Diluted
2011	(.25)	(.17)	(.10)	(.02)
2010	.05	(.27)	(.12)	(.42)
2009	(.92)	(1.80)	(.19)	(.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2011, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2011, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

January 12, 2012

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2012, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part III of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2012.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the executive officers of the Company as of September 30, 2011. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. For at least five years prior to 1991 he held the office of Vice President. The Board of Directors elected Mr. Gregory Zoloty Senior Vice President of Finance and Chief Financial Officer in February 2004. Mr. Zoloty was Vice President of Finance and Chief Financial Officer since May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. William Bruner was elected Senior Vice President of Manufacturing by the Board of Directors in February 2004. Mr. Bruner was elected Vice President of Manufacturing in August 1993. He joined the Company in January 1974. Mr. George Hart was elected Senior Vice President of Engineering by the Board of Directors in March 2010. Mr. George Hart was elected Vice President of Engineering by the Board of Directors in February 2004. He joined the Company in April 1985.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	71

Senior Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	59

Senior Vice President, Manufacturing	William A. Bruner	69

Senior Vice President, Engineering	George R. Hart	54

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2012, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	55,184	$5.13	10,000

Equity compensation plans not approved by security holders	-	-	-

Total	55,184		10,000

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2012, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2012, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2012, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

Schedule II - Valuation and Qualifying Accounts

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

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: January 12, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 12th day of January, 2012:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Senior Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ Jennifer A. Elliott	Director
Jennifer A. Elliott

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Michael L. Miller	Director
Michael L. Miller

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX
EXHIBIT NO.:	DOCUMENT

3(a)	Articles of Incorporation and Code of Regulations.*

3(b)	Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-147).

10(a)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(b)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(c)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(d)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).

10(e)	Hickok Incorporated 2010 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2010 annual meeting of shareholders as filed with the Commission on January 26, 2010).

10(f)	Revolving Credit Agreement, dated April 13, 2011, by and between the Company and Robert L. Bauman(incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on April 18, 2011) effective through April 13, 2012.

10(g)	Revolving Credit Promissory Note, dated April 13, 2011, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on April 18, 2011) effective through April 13, 2012.

10(h)	Convertible Loan Agreement, dated December 30, 2011, among the Company, the Investors, and solely with respect to Section 3 thereof, Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(i)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to Roundball in the principal amount of $466,879.87 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(j)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to the Aplin Trust in the principal amount of $208,591.20 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(k)	Registration Rights Agreement, dated December 30, 2011, among the Company and the Investors (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(l)	Voting Agreement, dated December 30, 2011, among the Company, the Investors and the Class B Shareholders of the Company (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(m)	Subscription Agreement, dated December 30, 2011, between the Company and Roundball (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(n)	Form of Employment Agreement (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012).

10(o)	Revolving Credit Agreement, dated January 9, 2012, by and between the Company and Robert L. Bauman(incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 9, 2012) effective through April 13, 2013.

10(p)	Revolving Credit Promissory Note, dated January 9, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 9, 2012) effective through April 13, 2013.

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation
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

  **XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
The following pages contain the Consolidated Financial Statement Schedules as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2011 and 2010, and for each of the years in the three-year period ended September 30, 2011, and have issued our report thereon dated January 10, 2012; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

January 10, 2012
Cleveland, Ohio

                                               HICKOK INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2009
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    (610) (1)    $     60 (2)     $   (550) (3)     $   10,000

 Reserve for inventory obsolescence  $  188,000    $  522,484        $      -         $ 255,484 (4)     $  455,000

 Reserve for product warranty        $    5,640    $   36,252        $      -         $  37,410         $    4,482

 Valuation allowance deferred taxes  $  978,000    $2,505,200        $      -         $       -         $3,483,200

                                                  Year Ended September 30, 2010
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $     (38) (1)    $      -         $    (38) (3)     $   10,000

 Reserve for inventory obsolescence  $  455,000    $  154,086        $      -         $ 229,086 (4)     $  380,000

 Reserve for product warranty        $    4,482    $    3,602        $      -         $   4,669         $    3,415

 Valuation allowance deferred taxes  $3,483,200    $  310,500        $      -         $       -         $3,793,700

                                                Year Ended September 30, 2011
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    8,313  (1)   $      -         $   8,313 (3)     $   10,000

 Reserve for inventory obsolescence  $  380,000    $  334,568        $      -         $     568 (4)     $  714,000

 Reserve for product warranty        $    3,415    $      163        $      -         $   2,585         $      993

 Valuation allowance deferred taxes  $3,793,700    $  255,600        $      -         $       -         $4,049,300

(1) Classified as bad debt expense.

(2) Recoveries on accounts charged off in prior years.

(3) Accounts charged off during year as uncollectible.

(4) Inventory charged off during the year as obsolete.