Form 10-Q
period 2011-12-31
HICKOK INC
filed 2012-02-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 9, 2012:  919,412 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2011	2010
Net Sales
Product Sales	$1,110,740	$1,012,057
Service Sales	70,761	100,586

Total Net Sales	1,181,501	1,112,643

Costs and Expenses
Cost of Product Sold	729,105	612,297
Cost of Service Sold	59,684	77,728
Product Development	224,737	255,334
Marketing and Administrative Expenses	349,641	487,147
Interest Charges	3,995	-
Other Income	<2,521>	<1,881>

Total Costs and Expenses	1,364,641	1,430,625

Income <Loss> before Provision for Income Taxes	<183,140>	<317,982>

Provision for <Recovery of> Income Taxes	-	-

Net Income <Loss>	$<183,140>	$<317,982>

Earnings per Common Share:
Net Income <Loss>	$<.15>	$<.25>

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.15>	$<.25>

Dividends per Common Share	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2011 (Unaudited)	September 30, 2011 (Note)	December 31, 2010 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$826,348	$274,530	$292,399
Trade Accounts Receivable-Net	566,386	722,731	482,878
Notes Receivable-Current	2,400	2,400	-
Inventories	1,833,416	1,963,943	2,050,851
Prepaid Expenses	89,457	53,267	133,190

Total Current Assets	3,318,007	3,016,871	2,959,318

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,346,024	2,336,995	2,338,183

	4,009,221	4,000,192	4,001,380

Less: Allowance for Depreciation	3,641,412	3,613,913	3,532,487

Total Property - Net	367,809	386,279	468,893

Other Assets
Notes Receivable-Long-term	34,900	35,700	39,100
Deposits	1,750	1,750	1,750

Total Other Assets	36,650	37,450	40,850

Total Assets	$3,722,466	$3,440,600	$3,469,061

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2011 (Unaudited)	September 30, 2011 (Note)	December 31, 2010 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$250,000	$-	$-
Convertible Notes Payable	233,441	-	-
Trade Accounts Payable	143,156	173,848	150,650
Accrued Payroll & Related Expenses	122,905	142,949	151,161
Accrued Expenses	199,312	205,208	142,408
Accrued Taxes Other Than Income	62,680	47,786	58,075
Accrued Income Taxes	-	-	-

Total Current Liabilities	1,011,494	569,791	502,294

Long-Term Financing	-	250,000	-

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 919,412 shares outstanding (793,229 shares outstanding at September 30, 2011 and December 31, 2010) excluding 15,795 shares in treasury	919,412	793,229	793,229

Class B, $1.00 par value; authorized 1,000,000 shares; 474,866 shares outstanding (454,866 at September 30, 2011 and December 31, 2010)excluding 667 shares in treasury (20,667 shares at September 30, 2011 and December 31, 2010)	474,866	454,866	454,866

Contributed Capital	1,328,096	1,200,976	1,192,381

Retained Earnings	<11,402>	171,738	526,291

Total Stockholders' Equity	2,710,972	2,620,809	2,966,767

Total Liabilities and Stockholders' Equity	$3,722,466	$3,440,600	$3,469,061

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2011	2010

Cash Flows from Operating Activities:
Cash received from customers	$1,337,846	$980,151
Cash paid to suppliers and employees	<1,277,898>	<1,416,466>
Interest paid	<3,950>	-
Interest received	170	355

Net Cash Provided By <Used In> Operating Activities	56,168	<435,960>

Cash Flows from Investing Activities:
Capital expenditures	<9,029>	<1,188>
Payments received on notes receivable	800	<39,100>

Net Cash Provided By <Used In> Investing Activities	<8,229>	<40,288>

Cash Flows from Financing Activities:
Increase in Convertible Notes Payable	466,879	-
Sale of Class B shares from treasury	37,000	-

Net Cash Provided By <Used In> Financing Activities	503,879	-

Net increase <decrease> in cash and cash equivalents	551,818	<476,248>

Cash and cash equivalents at beginning of year	274,530	768,647

Cash and cash equivalents at end of first quarter	$826,348	$292,399

See Notes to Consolidated Financial Statements

	2011	2010

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<183,140>	$<317,982>
Adjustments to reconcile net income <loss> to net cash provided by operating activities:
Depreciation	27,499	27,498
Share-based compensation expense	2,865	4,020
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	156,345	<132,492>
Decrease <Increase> in inventories	130,527	72,121
Decrease <Increase> in prepaid expenses	<36,190>	<62,767>
Increase <Decrease> in accounts payable	<30,692>	<32,386>
Increase <Decrease> in accrued payroll and related expenses	<20,044>	1,360
Increase <Decrease> in accrued expenses and accrued taxes other than income	8,998	4,668

Total Adjustments	239,308	<117,978>

Net Cash Provided By <Used In> Operating Activities	$56,168	$<435,960>

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$233,438	$-

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2011

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2011.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2011	September 30, 2011	December 31, 2010

Components	$1,051,776	$1,145,278	$1,257,728
Work-in-Process	486,813	515,885	427,228
Finished Product	294,827	302,780	365,895

	$1,833,416	$1,963,943	$2,050,851

The above amounts are net of reserve for obsolete inventory in the amount of $762,000, $714,000 and $428,091 for the periods ended December 31, 2011, September 30, 2011 and December 31, 2010 respectively.

3. Notes Receivable

The Company has notes receivable with a current and former employee at an interest rate of three percent per annum. The Company does not anticipate repayment within the next twelve months.

4. Convertible Notes Payable

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

The notes may be converted by the Investors at any time into Class A Common Shares of the Company, at a conversion price of $1.85 per share, although up to no more than 504,735 Conversion Shares for Roundball and no more than 112,752 Conversion Shares for the Aplin Family Trust. The Company has the option to convert the notes at the expiration date, if the investors have not during the course of the agreement. On December 30, 2011, Roundball converted $233,438.55 into Class A Common Shares of the Company.

In addition, the Company sold 20,000 Class B Common Shares currently held in treasury to Roundball at a price of $1.85 per share per a subscription agreement between the Company and Roundball dated December 30, 2011.

5. Long-term Financing

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

The agreement provides for a revolving credit facility of $250,000 with interest generally equal to three percent per annum plus prime and is unsecured. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The Company had outstanding borrowings of $250,000 under this loan facility at December 31, 2011.

The Company repaid the outstanding balance of $250,000 on the Revolving Credit Agreement with Robert L. Bauman on February 1, 2012 and reclassified the outstanding amount as short-term in the accompanying consolidated financial statements.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company'sKey Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Under the Employee Plans there are no options currently available for grant. Options for 26,850 Class A shares were outstanding at December 31, 2011 (26,850 shares at September 30, 2011 and 27,650 shares at December 31, 2010) at prices ranging from $3.125 to $3.55 per share. Options for 13,850 at a price of $3.125 per share expired during the three month period ended December 31, 2010. No other options were granted, exercised or canceled during the three month periods presented under the Employee Plans. All options granted under the Employee Plans are exercisable at December 31, 2011.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 38,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 38,000 Class A shares were outstanding at December 31, 2011 (38,000 shares at September 30, 2011 and 44,000 shares at December 31, 2010) at prices ranging from $2.925 to $11.00 per share. All outstanding options under the Directors Plans become fully exercisable on February 24, 2014.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at December 31, 2011:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$3.55	26,850	$3.55	.3

	26,850	$3.55

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - $5.25	19,000	$3.63	5.1	12,667	$3.98
$6.00 - $7.25	11,000	$6.46	5.3	7,667	$6.67
$10.50 - $11.00	8,000	$10.75	5.8	8,000	$10.75

	38,000	$5.95		28,334	$6.62

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2011 $2,865 was expensed as share-based compensation. During the quarter ended December 31, 2010 $4,020 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2011 and 2010 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .75 and .75.

Unissued shares of Class A common stock (1,031,020 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Employee Plans and the Directors Plans and conversion rights of the Convertible Promissory Notes.

7. Recently Issued Accounting Pronouncements

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share."  The required reconciliations are as follows:

	Three Months ended December 31,
	2011	2010
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<183,140>	$<317,982>

Shares denominator	1,251,273	1,248,095

Per share amount	$<.15>	$<.25>

Effect of Dilutive Securities
Average shares outstanding	1,251,273	1,248,095
Stock options	-	-

	1,251,273	1,248,095

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<183,140>	$<317,982>

Per share amount	$<.15>	$<.25>

Options to purchase 64,850 shares of common stock during the first quarter of fiscal 2012 at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.
In addition, conversion rights to purchase 491,304 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive.

Options to purchase 71,650 shares of common stock during the first quarter of fiscal 2011 at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

9. Segment and Related Information

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2011	2010
Net Sales
Indicators and Gauges	$378,003	$243,806
Automotive Diagnostic Tools and Equipment	803,498	868,837

	$1,181,501	$1,112,643

Income <Loss> before Provision for Income Taxes
Indicators and Gauges	$57,465	$<18,760>
Automotive Diagnostic Tools and Equipment	<15,256>	<7,711>
General Corporate Expenses	<225,349>	<291,511>

	$<183,140>	$<317,982>

Asset Information
Indicators and Gauges	$729,421	$588,403
Automotive Diagnostic Tools and Equipment	1,667,391	1,940,928
Corporate	1,325,654	939,730

	$3,722,466	$3,469,061

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,112,633	$1,036,125
Australia	12,053	25,856
Canada	13,752	37,835
Taiwan	32,405	-
Other foreign countries	10,658	12,827

	$1,181,501	$1,112,643

All export sales to Australia, Canada, Taiwan and other foreign countries are made in United States of America Dollars.

10. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

11. Subsequent Events<

The Company has evaluated subsequent events through February 9, 2012, which is the date the financial statements were available to be issued, and has determined there were no subsequent events to recognize or disclose in these financial statements except as follows:

Proceeds from the Aplin Family Trust in the amount of $208,591.20 were received in January 2012 for the Convertible Promissory Note executed December 30, 2011.

12. Business Condition and Management Plan

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during the past several years due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels reduced the Company's accounts receivable and cash balances until the arrangements described below were consummated that substantially increased the cash availability of the Company. Management revised its strategic plan in late fiscal 2010 and has been executing that Plan since. It continues to believe in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to reverse the revenue trend and increase profitability in fiscal 2012, however, because of the inherent uncertainties there can be no assurance to that effect.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and April 2011 including additional reductions in personnel and an additional wage reduction for the CEO due to the continued decline in sales to the markets the Company serves. A senior OEM sales executive resigned in March 2011 and management decided to eliminate that position from the Marketing department. Further, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. For the quarter ended December 31, 2011 and 2010 the Company achieved the savings that were anticipated from the cost cutting measures implemented in fiscal 2009, 2010, and 2011. The Company also anticipates the cost cutting measures will largely continue into the fiscal year ended September 30, 2012.

Management has determined that in light of the investments described below a more aggressive plan to increase sales is warranted. The short-term plan includes a limited increase in personnel and small increase in the compensation of existing personnel. These changes are intended to accelerate both the introduction of new products and to enhance the sales of existing products through improved market presence and promotion.

On December 30, 2011, Management entered into two unsecured convertible loan agreements and an additional revolving line of credit that may provide approximately $1,179,000 of liquidity to meet on going working capital requirements. One agreement is with a current shareholder and the others are with an outside investor as discussed in Note 4. The accompanying consolidated financial statements include the proceeds from the Roundball Convertible Loan Agreement of approximately $504,000 including the conversion of approximately $233,439 into Class A Common Shares of the Company and $37,000 from the sale of 20,000 Class B Common Shares. In addition, the Company was able to negotiate an extension until April 2013 of a $250,000 unsecured line of credit from one of the Company's major shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2011 through December 31, 2011)
Fiscal 2012 Compared to First Quarter Fiscal 2011
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $378,003 and $243,806 for the first quarter of fiscal 2012 and fiscal 2011, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $803,498 and $868,837 for the first quarter of fiscal 2012 and fiscal 2011, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2011 were $1,110,740 versus $1,012,057 for the quarter ended December 31, 2010. The increase in product sales during the current quarter of approximately $99,000 was volume related due primarily to increased sales of indicator products and emissions testing products of approximately $131,000 and $34,000 respectively offset by a decrease in sales of diagnostic testing products to OEM's and non-emission aftermarket products of approximately $13,000 and $53,000 respectively. Management continues to be concerned about the current economic conditions in the markets the Company serves. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase slightly during the remainder of fiscal 2012.

Service sales for the quarter ended December 31, 2011 were $70,761 versus $100,586 for the quarter ended December 31, 2010. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to increase slightly for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2012 was $729,105 (65.6% of product sales) as compared to $612,297 (60.5% of product sales) in the first quarter of fiscal 2011. The increase in the cost of product sold percentage was due primarily to a change in product mix. The current cost of product sold percentage is expected to decrease moderately for the balance of the fiscal year due to an anticipated change in product mix.

Cost of service sold in the first quarter of fiscal 2012 was $59,684 (84.3% of service sales) as compared to $77,728 (77.3% of service sales) in the first quarter of fiscal 2011. The dollar and percentage decrease was due primarily to a lower sales volume. The current cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $224,737 in the first quarter of fiscal 2012 (20.2% of product sales) as compared to $255,334 (25.2% of product sales) in the first quarter of fiscal 2011. The percentage decrease was due primarily to higher product sales during the current quarter.The current level of product development expenses is expected to increase slightly for the balance of the fiscal year due to a plan to add a resource and small wage increases for existing employees. The Company believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $349,641 (29.6% of total net sales) in the first quarter of fiscal 2012 versus $487,147 (43.8% of total net sales) for the same period a year ago. The dollar and percentage decrease was due to the cost reductions implemented in fiscal 2011 and the higher level of total sales for the current quarter. Marketing expenses were approximately $126,000 in the first quarter of fiscal 2012 versus $194,000 for the same period a year ago. Within marketing expenses, wages, travel expenses, advertising, commissions, credit and collection expense, consulting fees and promotion expenses decreased by approximately $30,000, $16,000, $9,000, $6,000, $3,000, $2,000 and $2,000 respectively. Royalty expense increased by approximately $5,000. Administrative expenses were approximately $224,000 in the first quarter of fiscal 2012 versus $293,000 for the same period a year ago. Within administrative expenses, wages, directors fees and expenses, professional fees and employee benefit expenses decreased approximately $46,000, $11,000, $8,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to increase slightly for the balance of the fiscal year due to a plan to add a marketing resource, additional promotion, and a small wage increase for existing employees.

Interest expense was $3,995 in the first quarter of fiscal 2012 which compares with $0 in the first quarter of fiscal 2011. The increase in interest charges in the current quarter compared to a year ago was due to borrowing on the loan facility during the current fiscal year. The Company had no loan facility during the prior year first quarter. The current level of interest expense is anticipated to decrease for the remainder of the fiscal year due to no expected financing requirements.

Other income was $2,521 in the first quarter of fiscal 2012 which compares with $1,881 in the first quarter of fiscal 2011. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase is due primarily to a higher level of scrap metal sales during the current quarter.

Income taxes in the first quarter of fiscal 2012 was $0 which compares with income taxes of $0 in the first quarter of fiscal 2011. In the first quarter of fiscal 2012 recovery of income taxes was recorded at an effective tax rate of 37% offset by the increase in the valuation allowance. In the first quarter of fiscal 2011 income taxes was calculated at an effective tax rate of offset by a increase in the valuation allowance netting to $0.

The net loss in the first quarter of fiscal 2012 was $183,140 which compares with a net loss of $317,982 in the first quarter of fiscal 2011. The net loss in fiscal 2012 was significantly lower than the first quarter of fiscal 2011 due to a higher sales volume and the cost reduction measures.

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

Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. A senior OEM sales executive resigned in mid-March and management decided to eliminate that position from the Marketing department. These additional expense reductions were expected to save approximately $46,000 per month beginning in April 2011 or $552,000 on an annual basis. Management also believes its strategy to improve revenue and profitability will aid results during fiscal 2012.

The savings from the above cost cutting measures were expected to be realized in equal amounts per month with similar impact on both future earnings and cash flows. The Company achieved the savings that were anticipated from the cost cutting measures implemented in January 2009, April 2009 and March 2011.

Unshipped customer orders as of December 31, 2011 were $659,000 versus $435,000 at December 31, 2010. The increase was due primarily to increased orders for indicator products and diagnostic products to OEM's of $298,000 and $58,000 respectively. Aftermarket products which include emissions products decreased by $132,000. The Company anticipates that most of the current backlog will be shipped in fiscal 2012.

Liquidity and Capital Resources

Total current assets were $3,318,007, $3,016,871 and $2,959,318 at December 31, 2011, September 30, 2011 and December 31, 2010, respectively. The increase of approximately $359,000 from December to December is due primarily to the increase in cash and cash equivalents, accounts receivable of approximately $534,000 and $84,000 respectively, offset by decreases in inventory and prepaid expenses of approximately $217,000 and $44,000 respectively. The increase in cash and cash equivalents was due primarily to the issuance of convertible promissory notes in December 2011. The increase from September 30, 2011 to December 31, 2011 is due primarily to the increase in cash and cash equivalents and prepaid expenses of approximately $552,000 and $36,000 respectively, offset in part by the decrease in accounts receivable inventory of approximately $156,000 and $131,000 respectively. The increase in cash and cash equivalents was due primarily to the issuance of convertible promissory notes in December 2011.

Working capital as of December 31, 2011 amounted to $2,306,513 as compared with $2,457,024 a year earlier. Current assets were 3.3 times current liabilities and total cash and cash equivalents and receivables were 1.4 times current liabilities. These ratios compare to 5.9 and 1.5, respectively, at December 31, 2010.

Internally generated funds during the three months ended December 31, 2011 were $56,168. Capital expenditures during the period were $9,029. The primary reason for the positive cash flow from operations was the decrease in accounts receivable and inventory of approximately $156,000 and $131,000 respectively offset in part by the net loss during the current quarter. The Company does not anticipate any material capital expenditures during fiscal 2012. In addition, the Company believes that cash and cash equivalents together with funds anticipated to be generated by operations in addition to available long-term and short-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the three months ended December 31, 2011 increased by $90,163 which was the sale of Class A Conversion shares of $233,438, the sale of Class B Common shares of $37,000 the net loss during the period of $183,140 and $2,865 of share-based compensation expense.

During fiscal 2012 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2012 there will be a negative but temporary impact on liquidity. The Company has reduced wages, headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and available short-term and long-term financing will provide sufficient liquidity to meet ongoing working capital requirements.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $250,000 on its credit facility at December 31, 2011, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk related to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of December 31, 2011, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Senior Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2011. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: February 14, 2012	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 14, 2012	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer