Form 10-Q
period 2012-03-31
HICKOK INC
filed 2012-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 9, 2012:  919,412 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2012	2011	2012	2011
Net Sales
Product Sales	$1,069,951	$1,194,952	$2,180,691	$2,207,009
Service Sales	108,587	117,944	179,348	218,530

Total Net Sales	1,178,538	1,312,896	2,360,039	2,425,539

Costs and Expenses
Cost of Product Sold	710,841	684,437	1,439,946	1,296,734
Cost of Service Sold	65,016	75,734	124,700	153,462
Product Development	248,493	266,668	473,230	522,002
Marketing and Administrative Expenses	385,635	501,859	735,276	989,006
Interest Charges	1,566	-	5,561	-
Other Income	<8,232>	<2,121>	<10,753>	<4,002>

Total Costs and Expenses	1,403,319	1,526,577	2,767,960	2,957,202

Income <Loss> before Provision for Income Taxes	<224,781>	<213,681>	<407,921>	<531,663>

Provision for (Recovery of) Income Taxes	-	-	-	-

Net Income <Loss>	$<224,781>	$<213,681>	$<407,921>	$<531,663>

Earnings per Common Share:
Net Income <Loss>	$<.16>	$<.17>	$<.31>	$<.42>

Earnings per Common Share Assuming Dilution:
Net Income <Loss>	$<.16>	$<.17>	$<.31>	$<.42>

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2012 (Unaudited)	September 30, 2011 (Note)	March 31, 2011 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$654,713	$274,530	$266,122
Trade Accounts Receivable-Net	511,656	722,731	455,376
Notes Receivable - Current	2,400	2,400	-
Inventories	1,825,281	1,963,943	2,111,860
Prepaid Expenses	69,926	53,267	83,276

Total Current Assets	3,063,976	3,016,871	2,916,634

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,340,232	2,336,995	2,338,290

	4,003,429	4,000,192	4,001,487

Less: Allowance for Depreciation	3,657,006	3,613,913	3,559,985

Total Property - Net	346,423	386,279	441,502

Other Assets
Notes Receivable - Long-term	34,000	35,700	39,100
Deposits	1,750	1,750	1,750

Total Other Assets	35,750	37,450	40,850

Total Assets	$3,446,149	$3,440,600	$3,398,986

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2012 (Unaudited)	September 30, 2011 (Note)	March 31, 2011 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$-	$-	$-
Convertible Notes Payable	442,032	-	-
Trade Accounts Payable	161,200	173,848	227,111
Accrued Payroll & Related Expenses	159,820	142,949	162,890
Accrued Expenses	202,378	205,208	186,891
Accrued Taxes Other Than Income	25,480	47,786	66,143
Accrued Income Taxes	-	-	-

Total Current Liabilities	990,910	569,791	643,035

Long-Term Financing	-	250,000	-

Stockholders' Equity
Class A, $1.00 par value; authorized 3,750,000 shares; 919,412 shares outstanding (793,229 shares outstanding at September 30, 2011 and March 31, 2011) excluding 15,795 shares in treasury	919,412	793,229	793,229

Class B, $1.00 par value; authorized 1,000,000 shares; 474,866 shares outstanding (454,866 shares outstanding at September 30, 2011 and March 31, 2011) excluding 667 shares in treasury (20,667 shares in treasury at September 30, 2011 and March 31, 2011)	474,866	454,866	454,866

Contributed Capital	1,297,144	1,200,976	1,195,246

Retained Earnings	<236,183>	171,738	312,610

Total Stockholders' Equity	2,455,239	2,620,809	2,755,951

Total Liabilities and Stockholders' Equity	3,446,149	$3,440,600	$3,398,986

HICKOK INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2012	2011

Cash Flows from Operating Activities:
Cash received from customers	$2,571,114	$2,320,549
Cash paid to suppliers and employees	<2,603,182>	<2,783,153>
Interest paid	<6,641>	-
Interest received	550	474
Income taxes <paid> refunded	-	-

Net Cash Provided By <Used In> Operating Activities	<38,159>	<462,130>

Cash Flows from Investing Activities:
Capital expenditures	<21,093>	<1,295>
Payments received <advances> on notes receivable	1,700	<39,100>
Proceeds on sale of assets	9,500	-

Net Cash Provided By <Used In> Investing Activities	<9,893>	<40,395>

Cash Flows from Financing Activities:
Convertible Notes issue costs	<34,235>	-
Decrease in long-term financing	<250,000>	-
Increase in Convertible Notes Payable	675,470	-
Sale of Class B shares from treasury	37,000	-

Net Cash Provided By <Used In> Financing Activities	428,235	-

Net increase <decrease> in cash and cash equivalents	380,183	<502,525>

Cash and cash equivalents at beginning of year	274,530	768,647

Cash and cash equivalents at end of second quarter	$654,713	$266,122

See Notes to Consolidated Financial Statements

	2012	2011

Reconciliation of Net Income <Loss> to Net Cash Provided By <Used In> Operating Activities:

Net Income <Loss>	$<407,921>	$<531,663>
Adjustments to reconcile Net Income <Loss> to net cash provided by operating activities:
Depreciation	54,997	54,996
Share-based compensation expense	6,148	6,885
Gain on disposal of assets	<3,548>	-
Changes in assets and liabilities:
Decrease <Increase> in accounts receivable	211,075	<104,990>
Decrease <Increase> in inventories	138,662	11,112
Decrease <Increase> in prepaid expenses	<16,659>	<12,853>
Increase <Decrease> in accounts payable	<12,648>	44,075
Increase <Decrease> in accrued payroll and related expenses	16,871	13,089
Increase <Decrease> in accrued expenses and accrued taxes other than income	<25,136>	57,219

Total Adjustments	369,762	69,533

Net Cash Provided By <Used In> Operating Activities	$<38,159>	$<462,130>

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$233,438	$-

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2012

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2011.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2012	September 30, 2011	March 31, 2011

Components	$1,087,525	$1,145,278	$1,281,562
Work-in-Process	508,251	515,885	503,976
Finished Product	229,505	302,780	326,322

	$1,825,281	$1,963,943	$2,111,860

The above amounts are net of reserve for obsolete inventory in the amount of $810,000, $714,000 and $476,181 for the periods ended March 31, 2012, September 30, 2011 and March 31, 2011 respectively.

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

The Company repaid the outstanding balance of $250,000 on the Revolving Credit Agreement with Robert L. Bauman on February 1, 2012. The Company had no outstanding borrowings under this loan facility at March 31, 2012.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Under the Employee Plans there are no options currently available for grant and there are no options outstanding at March 31, 2012. Options for 26,850 Class A shares were outstanding at September 30, 2011 and 27,650 shares at March 31, 2011 at prices ranging from $3.125 to $3.55. Options for 26,850 shares at $3.55 per share expired during the three month period ended March 31, 2012. In addition, options for 13,850 shares at a price of $3.125 per share expired during the three month period ended December 31, 2010. No other options were granted, exercised, canceled or expired during the three or six month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 42,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 42,000 Class A shares were outstanding at March 31, 2012 (38,000 shares at September 30, 2011 and 46,000 shares at March 31, 2011) at prices ranging from $2.925 to $11.00 per share. Options for 7,000 and 5,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2012 and March 31, 2011, at a price of $2.925 per share. In addition, options for 3,000 shares expired during the three month periods ended March 31, 2012 and March 31, 2011 at $3.55 and $4.25 per share respectively. All outstanding options under the Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at March 31, 2012:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$-	-	$-	-

	-	$-

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	23,000	$3.43	7.0	12,667	$3.84
$6.00 - 7.25	11,000	$6.46	5.0	9,333	$6.55
$10.50 - 11.00	8,000	$10.75	5.5	8,000	$10.75

	42,000	$5.62		30,000	$6.52

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2012 and 2011 respectively $3,283 and $2,865; $6,148 and $6,885 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2012 and 2011 respectively: a risk free interest rate of 5.0% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .75.

Unissued shares of Class A common stock (1,008,170 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans and conversion rights of the Convertible Promissory Notes.

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
Three Months Ended March 31,	Six Months Ended March 31,

	2012	2011	2012	2011
Basic Income <Loss> per Share
Income <Loss> available to common stockholders	$<224,781>	$<213,681>	$<407,921>	$<531,663>

Shares denominator	1,394,278	1,248,095	1,322,385	1,248,095

Per share amount	$<.16>	$<.17>	$<.31>	$<.42>

Effect of Dilutive Securities
Average shares outstanding	1,394,278	1,248,095	1,322,385	1,248,095
Stock options	-	-	-	-

	1,394,278	1,248,095	1,322,385	1,248,095

Diluted Income <Loss> per Share
Income <Loss> available to common stockholders	$<224,781>	$<213,681>	$<407,921>	$<531,663>

Per share amount	$<.16>	$<.17>	$<.31>	$<.42>

Options to purchase 42,000 shares of common stock during the second quarter and the first six months of fiscal 2012 at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 491,304 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive.

During the second quarter and the first six month period of fiscal 2011, options to purchase 73,650 shares of common stock, at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:
Three Months Ended March 31,	Six Months Ended March 31,

	2012	2011	2012	2011
Net Sales
Indicators and Gauges	$352,372	$290,966	$730,375	$534,772
Automotive Diagnostic Tools and Equipment	826,166	1,021,930	1,629,664	1,890,767

	$1,178,538	$1,312,896	$2,360,039	$2,425,539

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$44,125	$8,297	$101,590	$<10,463>
Automotive Diagnostic Tools and Equipment	<45,700>	55,598	<60,956>	47,887
General Corporate Expenses	<223,206>	<277,576>	<448,555>	<569,087>

	$<224,781>	$<213,681>	$<407,921>	$<531,663>

Asset Information
Indicators and Gauges			$759,865	$649,189
Automotive Diagnostic Tools and Equipment			1,575,177	1,912,390
Corporate			1,111,107	837,407

			$3,446,149	$3,398,986

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,143,642	$1,272,382	$2,256,275	$2,308,507
Australia	23,556	1,089	35,609	26,945
Canada	-	29,345	13,752	67,180
Mexico	10,080	10,080	20,160	16,800
Taiwan	1,260	-	33,665	-
Other foreign countries	-	-	578	6,107

	$1,178,538	$1,312,896	$2,360,039	$2,425,539

All export sales to Australia, Canada, Mexico, Taiwan and other foreign countries are made in United States of America Dollars.

10. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

11. Subsequent Events

The Company has evaluated subsequent events through May 9, 2012, which is the date the financial statements were available to be issued, and has determined there were no subsequent events to recognize or disclose in these financial statements.

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

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and April 2011 including additional reductions in personnel and an additional wage reduction for the CEO due to the continued decline in sales to the markets the Company serves. A senior OEM sales executive resigned in March 2011 and management decided to eliminate that position from the Marketing department. Further, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. These additional expense reductions were expected to save approximately $46,000 per month beginning in April 2011 or $552,000 on an annual basis. For the three and six month periods ended March 31, 2012 the Company achieved the savings that were anticipated from the cost cutting measures implemented in April 2011.

On December 30, 2011, Management entered into two unsecured convertible loan agreements and an additional revolving line of credit that may provide approximately $1,179,000 of liquidity to meet on going working capital requirements. One agreement is with a current shareholder and the others are with an outside investor as discussed in Note 4. The accompanying consolidated financial statements include the proceeds from the Roundball Convertible Loan Agreement of approximately $504,000 including the conversion of approximately $233,439 into Class A Common Shares of the Company and $37,000 from the sale of 20,000 Class B Common Shares. Proceeds from the Aplin Family Trust Convertible Loan Agreement of approximately $208,591 are also included in the accompanying consolidated financial statements. In addition, the Company was able to negotiate an extension until April 2013 of a $250,000 unsecured line of credit from one of the Company's major shareholders.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2012 through March 31, 2012)
Fiscal 2012 Compared to Second Quarter Fiscal 2011
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $352,372 and $290,966 for the second quarter of fiscal 2012 and fiscal 2011, respectively and $730,375 and $534,772 for the first six months of fiscal 2012 and fiscal 2011, respectively. The increased sales volume was primarily due to the receipt of increased orders for the military.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $826,166 and $1,021,930 for the second quarter of fiscal 2012 and fiscal 2011, respectively, and $1,629,664 and $1,890,767 for the first six months of fiscal 2012 and fiscal 2011, respectively. The reduced sales volume was largely due to reduced sales of emissions related products.

Results of Operations

Product sales for the quarter ended March 31, 2012 were $1,069,951 versus $1,194,952 for the quarter ended March 31, 2011. The 10% decrease in product sales during the current quarter of approximately $125,000 was volume related due primarily to decreased sales of automotive diagnostic products of approximately $194,000. Sales of emission products deceased by approximately $254,000, offset in part by an increase in OEM and aftermarket sales of approximately $54,000 and $6,000 respectively. In addition, sales of indicator products increased by approximately $69,000. Management continues to be concerned about the current economic conditions in the markets the Company serves. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase slightly during the remainder of fiscal 2012.

Service sales for the quarter ended March 31, 2012 were $108,587 versus $117,944 for the quarter ended March 31, 2011. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2012 was $710,841 (66.4% of product sales) as compared to $684,437 (57.3% of product sales) in the second quarter of fiscal 2011. The dollar and percentage increase in the cost of product sold was due to a change in product mix. The change in mix was largely reduced sales of emissions products and certain higher priced aftermarket products. Management's strategy of developing lower priced higher volume aftermarket products was developed in 2010 in response to a recognition that this was likely to occur due to economic and market conditions. The current cost of product sold percentage is expected to decrease moderately for the balance of the fiscal year due to an anticipated change in product mix.

Cost of service sold in the second quarter of fiscal 2012 was $65,016 (59.9% of service sales) as compared to $75,734 (64.2% of service sales) in the second quarter of fiscal 2011. The dollar decrease was due primarily to the decrease in service sales in the current quarter. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year.

Product development expenses were $248,493 in the second quarter of fiscal 2012 (23.2% of product sales) as compared to $266,668 (22.3% of product sales) in the second quarter of fiscal 2011. The dollar decrease was due primarily to a decrease in labor costs of approximately $20,000. The current level of product development expenses is expected to increase slightly for the balance of the fiscal year due to a plan to add a resource and small wage increases effective in February 2012 for existing employees. The Company believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $385,635 (32.7% of total sales) in the second quarter of 2012 versus $501,859 (38.2% of total sales) for the same period a year ago. Marketing expenses were approximately $156,000 in the second quarter of fiscal 2012 versus $222,000 for the same period a year ago. Within marketing expenses, labor costs, royalty expense, travel expenses and credit and collection expenses decreased by approximately $28,000, $19,000, $11,000 and $6,000 respectively. These decreases were offset in part by an increase in advertising expenses and outside consulting expenses of approximately $2,000 and $2,000 respectively. Administrative expenses were approximately $230,000 in the second quarter of fiscal 2012 versus $280,000 for the same period a year ago. The current quarter benefited from a decrease in labor costs, professional fees and directors fees of approximately $31,000, $8,000 and $7,000 respectively. The current level of marketing and administrative expenses are expected to increase slightly for the balance of the fiscal year due to the addition of a marketing resource, additional promotion, and a small wage increase for existing employees. These increases became effective in February and March of the current fiscal year.

During the second quarter of fiscal 2012 interest expense was $1,566 which compares to $0 in the second quarter of fiscal 2011. The Company did not have a credit facility in place during the first six months of fiscal 2011. Effective April 13, 2011 the Company obtained a limited unsecured line of credit. Interest expense is expected to decrease during the remainder of the fiscal year.

Other income was $8,232 in the second quarter of fiscal 2012 which compares with $2,121 in the second quarter of fiscal 2011. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase is due primarily to a gain of approximately $3,500 on the sale of a company vehicle and a higher level of scrap metal sales of approximately $2,400 during the current quarter.

Income taxes in the second quarter of fiscal 2012 was $0 which compares with income taxes of $0 in the second quarter of fiscal 2011. In the second quarter of fiscal 2012 and 2011 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss in the second quarter of fiscal 2012 was $224,781 which compares with a net loss of $213,681 in the second quarter of fiscal 2011. The net loss in fiscal 2012 and fiscal 2011 was primarily the result of low sales volumes.

Unshippped customer orders as of March 31, 2012 were $649,000 versus $723,000 at March 31, 2011. The decrease was due to decreased orders in automotive diagnostic products of approximately $234,000, specifically $122,000 for diagnostic products to automotive OEM's and orders to the aftermarket which includes emissions products of approximately $112,000. In addition, indicator products increased by approximately $160,000. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2012.

Results of Operations, Six Months Ended March 31, 2012
Compared to Six Months Ended March 31, 2011

Product sales for the six months ended March 31, 2012 were $2,180,691 versus $2,207,009 for the same period in fiscal 2011. The decrease in product sales during the first six months of the current fiscal year of approximately $26,000 was volume related due primarily to decreased sales of automotive diagnostic products, primarily, emission aftermarket products and non-emmision aftermarket testing products of approximately $220,000 and $32,000 respectively. Sales of diagnostic testing products to OEM's increased by approximately $21,000. In addition, sales of indicator products increased by approximately $205,000. Management anticipates product sales for the third and fourth quarter to increase slightly.

Service sales for the six months ended March 31, 2012 were $179,348 compared with $218,530 for the same period in fiscal 2011. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,439,946 or (66.0% of product sales) compared to $1,296,734 (58.8% of product sales) for the six months ended March 31, 2011. The dollar and percentage increase in the cost of product sold was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The change in mix was largely reduced sales of emissions products and certain higher priced aftermarket products. Management's strategy of developing lower priced higher volume aftermarket products was developed in 2010 in response to a recognition that this was likely to occur due to economic and market conditions. The current cost of product sold percentage is expected to decrease moderately for the balance of the fiscal year due to an anticipated change in product mix.

Cost of service sold was $124,700 (69.5% of service sales) compared with $153,462 (70.2% of service sales) for the six months ended March 31, 2011. The dollar and percentage increase was due primarily to a lower sales volume. The cost of services sold percentage is expected to continue for the balance of the fiscal year.

Product development expenses were $473,230 (21.7% of product sales) compared to $522,002 (23.7% of product sales) for the six months ended March 31, 2011. The percentage and dollar decrease was due primarily to lower engineering expenses. During the current six month period labor costs and research and experimental material declined by approximately $49,000 and $3,000 respectively. The current level of product development expenditures is expected to increase slightly for the balance of the fiscal year due to a plan to add a resource and small wage increases for existing employees. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $735,276 for the six months ended March 31, 2012 (31.2% of total sales) versus $989,006 (40.8% of total sales) for the six months ended March 31, 2011. The dollar and percentage decrease was primarily due to the cost reductions implemented in fiscal 2011. Marketing expenses were approximately $282,000 during the first six months of the current fiscal year as compared to $416,000 for the same period a year ago. Within marketing expenses, decreases were primarily in labor costs, travel expenses, royalties, credit and collection expense, advertising expense, commissions and promotion of approximately $58,000, $26,000, $13,000, $8,000, $7,000, $6,000 and $2,000 respectively. Administrative expenses were approximately $454,000 during the first six months of the current fiscal year as compared to $573,000 for the same period a year ago. The dollar decrease was due primarily to decreases in labor costs, directors fees and professional fees of approximately $77,000, $19,000 and $15,000 respectively. The current level of marketing and administrative expenses are expected to increase slightly for the remainder of the fiscal year due to the planned addition of a marketing resource, additional promotion and the small wage increase for existing employees.

Interest expense was $5,561 for the six months ended March 31, 2012, and $0 for the same period in 2011. The increase in interest charges in the current six month period compared to a year ago was due primarily to borrowings on the revolving loan facility during the current year. During the prior year there was no loan facility. The current level of interest expense is expected to decrease for the third and fourth quarters of the year due to no anticipated borrowing requirements.

Other income of $10,753 for the six months ended March 31, 2012 compares with other income of $4,002 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase is due primarily to the gain on the sale of a company vehicle and an increase in the sale of scrap metal shavings of approximately $3,500 and $3,000 respectively during the current period. The current level of other income is expected to decrease for the remainder of fiscal 2012.

Income taxes during the first six months of fiscal 2012 was $0 which compares with income taxes of $0 in the first six months of fiscal 2011. In fiscal 2012 and 2011 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss for the six months ended March 31, 2012 was $407,921 compared with a net loss of $561,663 for the six months ended March 31, 2011. The net loss for the first half of fiscal 2012 was primarily the result of lower margins due to product mix, pricing pressure a lower sales volume and that the 2010 management strategic plan has not had sufficient time to be fully effective offset in part by the cost reduction measures.

Management took several steps to reduce direct and non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company's operations in 2008 and 2009. Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. A senior OEM sales executive resigned in mid-March and management decided to eliminate that position from the Marketing department. Management continues to believe its strategy to improve revenue and profitability will aid results during fiscal 2012.

The savings from the above cost cutting measures have been realized, as expected, in equal amounts per month with similar impact on both future earnings and cash flows.

Liquidity and Capital Resources

Total current assets were $3,063,976, $3,016,871 and $2,916,634 at March 31, 2012, September 30, 2011 and March 31, 2011, respectively. The increase of approximately $147,000 from March to March was due primarily to the increase in cash and cash equivalents, accounts receivable and notes receivable of approximately $389,000, $56,000 and $2,000 respectively, offset in part by a decrease in inventory and prepaid expenses of approximately $287,000 and $13,000 respectively. The increase in cash and cash equivalents was due primarily to the issuance of convertible promissory notes in December 2011. The decrease in inventory was due primarily to a higher obsolescence reserve level during the period. The increase from September to March of approximately $47,000 was due primarily to the increase in cash and cash equivalents of approximately $380,000, offset in part by a decrease in accounts receivable and inventory of approximately $211,000 and $139,000 respectively. The increase in cash and cash equivalents was due primarily to the issuance of convertible promissory notes in December 2011. The decrease in accounts receivable was due to a decrease in sales during the current quarter.

Working capital as of March 31, 2012 amounted to $2,073,066 as compared with $2,273,599 a year earlier. Current assets were 3.1 times current liabilities compared to 4.5 a year ago. The quick ratio was 1.2 compared to 1.1 a year ago.

Internally generated funds during the six months ended March 31, 2012 were a negative $38,159. Capital expenditures during the period were $21,093. The primary reason for the negative cash flow from operations was the net loss during the period. The Company does not anticipate any material capital expenditures during fiscal 2012. In addition, the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs through the end of fiscal 2012.

Shareholders' equity during the six months ended March 31, 2012 decreased by $165,570 which was the net loss during the period of $407,921, the issue cost of Convertible Promissory Notes of $34,235, the sale of Class A Conversion shares of $233,438, the sale of Class B Common shares of $37,000 and $6,148 of share-based compensation expense.

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

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility, which is subject to a variable rate of interest based on the prime commercial rate. The current outstanding balance on this revolving credit facility is $0. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of March 31, 2012, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit No.	Description

11	Statement Regarding Computation of Earnings Per share and Common Share Equivalents

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Extension Definition

101.LAB**	XBRL Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

HICKOK INCORPORATED (Registrant)

Date: May 14, 2012	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2012	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer