Form 10-Q
period 2012-06-30
HICKOK INC
filed 2012-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 9, 2012:  919,412 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2012	2011	2012	2011
Net Sales
Product Sales	$1,187,294	$1,186,989	$3,367,985	$3,393,998
Service Sales	84,509	89,555	263,857	308,085

Total Net Sales	1,271,803	1,276,544	3,631,842	3,702,083

Costs and Expenses
Cost of Product Sold	739,091	732,777	2,179,037	2,029,511
Cost of Service Sold	53,523	59,868	178,223	213,330
Product Development	233,490	233,205	706,720	755,207
Marketing and Administrative Expenses	419,022	381,611	1,154,298	1,370,617
Interest Charges	223	1,039	5,784	1,039
Other (Income) Expense	(2,571)	(6,007)	(13,324)	(10,009)

Total Costs and Expenses	1,442,778	1,402,493	4,210,738	4,359,695

Income (Loss) before Provision for Income Taxes	(170,975)	(125,949)	(578,896)	(657,612)
Income (Recovery of) Taxes	-	-	-	-

Net Income (Loss)	$(170,975)	$(125,949)	$(578,896)	$(657,612)

Earnings per Common Share:
Net Income (Loss)	$(.12)	$(.10)	$(.43)	$(.52)

Earnings per Common Share
Assuming Dilution:
Net Income (Loss)	$(.12)	$(.10)	$(.43)	$(.52)

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2012 (Unaudited)	September 30, 2011 (Note)	June 30, 2011 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$591,857	$274,530	$112,269
Trade Accounts Receivable - Net	465,240	722,731	660,804
Notes Receivable - Current	2,400	2,400	-
Inventories	1,754,574	1,963,943	2,123,122
Prepaid Expenses	39,350	53,267	62,714

Total Current Assets	2,853,421	3,016,871	2,958,909

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,349,901	2,336,995	2,336,995

	4,013,098	4,000,192	4,000,192

Less: Allowance for Depreciation	3,684,504	3,613,913	3,587,483

Total Property - Net	328,594	386,279	412,709

Other Assets
Notes Receivable - Long-term	33,100	35,700	38,500
Deposits	1,750	1,750	1,750

Total Other Assets	34,850	37,450	40,250

Total Assets	$3,216,865	$3,440,600	$3,411,868

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2012 (Unaudited)	September 30, ____2011___ (Note)	June 30, 2011 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$185,000
Convertible Notes Payable	442,032	-	-
Trade Accounts Payable	134,293	173,848	197,447
Accrued Payroll & Related Expenses	108,544	142,949	151,050
Accrued Expenses	211,259	205,208	187,682
Accrued Taxes Other Than Income	34,074	47,786	57,822
Accrued Income Taxes	-	-	-

Total Current Liabilities	930,202	569,791	779,001

Long-Term Financing	-	250,000	-

Stockholders' Equity
Class A, $1.00 par value; authorized	919,412	793,229	793,229
3,750,000 shares; 919,412 shares outstanding (793,229 shares outstanding at September 30, 2011 and June 30, 2011) excluding 15,795 shares in treasury

Class B, $1.00 par value; authorized	474,866	454,866	454,866
1,000,000 shares; 474,866 shares outstanding (454,866 shares outstanding at September 30, 2011 and June 30, 2011) excluding 667 shares in treasury (20,667 shares in treasury at September 30, 2011 and June 30, 2011)

Contributed Capital	1,299,543	1,200,976	1,198,111
Retained Earnings	(407,158)	171,738	186,661

Total Stockholders' Equity	2,286,663	2,620,809	2,632,867

Total Liabilities and Stockholders' Equity	$3,216,865	$3,440,600	$3,411,868

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2012	2011

Cash Flows from Operating Activities:
Cash received from customers	$3,889,333	$3,391,665
Cash paid to suppliers and employees	(3,975,789)	(4,194,386)
Interest paid	(6,641)	(685)
Interest received	850	528
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	(92,247)	(802,878)

Cash Flows from Investing Activities:
Capital expenditures	(30,761)	-
Payments received (advances) on notes receivable	2,600	(38,500)
Proceeds on sale of assets	9,500	-

Net Cash Provided By (Used In) Investing Activities	(18,661)	(38,500)

Cash Flows from Financing Activities:
Convertible Notes issue costs	(34,235)	-
Decrease in long-term financing	(250,000)	-
Increase in short-term financing	-	185,000
Increase in Convertible Notes Payable	675,470	-
Sale of Class B shares from treasury	37,000	-

Net Cash Provided By (Used In) Financing Activities	428,235	185,000

Net increase (decrease) in cash and cash equivalents	317,327	(656,378)

Cash and cash equivalents at beginning of year	274,530	768,647

Cash and cash equivalents at end of third quarter	$591,857	$112,269

See Notes to Consolidated Financial Statements

	2012	2011

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(578,896)	$(657,612)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	82,494	82,494
Share-based compensation expense	8,547	9,750
Gain on disposal of assets	(3,548)	-
Changes in assets and liabilities:
Decrease (Increase) in trade accounts receivable	257,491	(310,418)
Decrease (Increase) in inventories	209,369	(150)
Decrease (Increase) in prepaid expenses	13,917	7,709
Increase (Decrease) in accounts payable	(39,555)	14,411
Increase (Decrease) in accrued payroll and related expenses	(34,405)	1,249
Increase (Decrease) in accrued expenses and accrued taxes other than income	(7,661)	49,689

Total Adjustments	486,649	(145,266)

Net Cash Provided By (Used In) Operating Activities	$(92,247)	$(802,878)

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2012

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2011.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2012	Sept. 30, 2011	June 30, 2011

Components	$968,712	$1,145,278	$1,298,682
Work-in-Process	537,914	515,885	517,717
Finished Product	247,948	302,780	306,723

	$1,754,574	$1,963,943	$2,123,122

The above amounts are net of reserve for obsolete inventory in the amount of $845,415, $714,000 and $524,476 for the periods ended June 30, 2012, September 30, 2011 and June 30, 2011 respectively.

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

The Company repaid the outstanding balance of $250,000 on the Revolving Credit Agreement with Robert L. Bauman on February 1, 2012. The Company had no outstanding borrowings under this loan facility at June 30, 2012.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Employee Plans there are no options currently available for grant and there are no options outstanding at June 30, 2012.

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Options for 26,850 Class A shares were outstanding at September 30, 2011 and 41,500 shares at June 30, 2011 at prices ranging from $3.125 to $5.00 per share. Options for 26,850 shares at $3.55 per share expired during the three month period ended March 31, 2012. Options for 800 shares at a price of $3.55 per share were canceled during the three month period ended June 30, 2011. Options for 13,850 shares at prices ranging from $3.125 to $3.55 per share expired during the three month period ended December 31, 2010. No other options were granted, exercised, canceled or expired during the three or nine month periods presented under the Employee Plans.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 38,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 42,000 Class A shares were outstanding at June 30, 2012 (38,000 shares at September 30, 2011 and 38,000 shares at June 30, 2011) at prices ranging from $2.925 to $11.00 per share. Options for 8,000 shares at prices ranging from $2.925 to $11.00 were canceled during the three month period ended June 30, 2011. Options for 7,000 and 5,000 shares were granted under the Directors Plans during each of the three month periods ended March 31, 2012 and March 31, 2011, at a price of $2.925 per share. In addition, options for 3,000 shares expired during the three month periods ended March 31, 2012 and March 31, 2011, at $3.55 and $4.25 per share respectively. All outstanding options under the Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Employee Plans and the Directors Plans at June 30, 2012:

Employee Plans	Outstanding Stock Options Exercisable	Weighted Average Share Price	Weighted Average Remaining Life
Range of exercise prices:
$-	-	$-	-

	-	$-

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	23,000	$3.43	6.8	12,667	$3.84
$6.00 - 7.25	11,000	$6.46	4.8	9,333	$6.55
$10.50 -11.00	8,000	$10.75	5.3	8,000	$10.75

	42,000	$5.62		30,000	$6.52

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2012 and June 30, 2011 respectively $2,841 and $8,547 ; $2,865 and $9,750 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2012 and 2011 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .75.

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
8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2012	2011	2012	2011
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(170,975)	$(125,949)	$(578,896)	$(657,612)

Shares denominator	1,394,278	1,248,095	1,346,261	1,248,095

Per share amount	$(.12)	$(.10)	$(.43)	$(.52)

Effect of Dilutive Securities
Average shares outstanding	1,394,278	1,248,095	1,346,261	1,248,095
Stock options	-	-	-	-

	1,394,278	1,248,095	1,346,261	1,248,095

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(170,975)	$(125,949)	$(578,896)	$(657,612)

Per share amount	$(.12)	$(.10)	$(.43)	$(.52)

Options to purchase 42,000 shares of common stock during the third quarter and the first nine months of fiscal 2012 at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 491,304 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive.

During the third quarter and the first nine month period of fiscal 2011, options to purchase 64,850 shares of common stock, at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common shares.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2012	2011	2012	2011
Net Revenue
Indicators and Gauges	$537,903	$372,606	$1,268,278	$907,378
Automotive Diagnostic Tools and Equipment	733,900	903,938	2,363,564	2,794,705

	$1,271,803	$1,276,544	$3,631,842	$3,702,083

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$115,290	$79,907	$216,880	$69,444
Automotive Diagnostic Tools and Equipment	(53,096)	5,434	(114,052)	53,321
General Corporate Expenses	(233,169)	(211,290)	(681,724)	(780,377)

	$(170,975)	$(125,949)	$(578,896)	$(657,612)

Asset Information
Indicators and Gauges			$772,433	$728,078
Automotive Diagnostic Tools and Equipment			1,444,989	2,050,784
Corporate			999,443	633,006

			$3,216,865	$3,411,868

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$1,255,112	$1,202,466	$3,511,387	$3,510,973
Australia	-	-	35,609	26,945
Canada	8,799	41,794	22,551	108,974
England	-	28,924	-	28,924
Mexico	3,360	3,360	23,520	20,160
Taiwan	1,270	-	34,935	-
Other foreign countries	3,262	-	3,840	6,107

	$1,271,803	$1,276,544	$3,631,842	$3,702,083

All export sales to Australia, Canada, England, Mexico, Taiwan and other foreign countries are made in United States of America Dollars.

10. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the company's results of operations, financial position or cash flows.

The Company is a named defendant along with numerous other companies in a suit in the State of New York regarding asbestos harm to the plaintiff. The Company has been informed by the plaintiff's attorney that we will be dismissed from the suit.

The Company is a named defendant along with numerous other companies in a suit in the State of Michigan regarding asbestos harm to the plaintiff. The Company has engaged a Michigan attorney to provide representation. The Company believes the suit is without merit and expects it will be able to obtain a dismissal for similar reasons a dismissal is imminent in the New York action.

11. Subsequent Events

The Company has evaluated subsequent events through August 3, 2012 which is the date the financial statements were available to be issued, and has determined there were no subsequent events to recognize or disclose in these financial statements.

12. Business Condition and Management Plan

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during the past several years due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels reduced the Company's accounts receivable and cash balances until the arrangements described below were consummated that substantially increased the cash availability of the Company. Management revised its strategic plan in late fiscal 2010 and has been executing that Plan since. It continues to believe in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to reverse the revenue trend and increase profitability in the future, however, because of the inherent uncertainties there can be no assurance to that effect.

In December of 2008 management took steps to reduce non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and April 2011 including additional reductions in personnel and an additional wage reduction for the CEO due to the continued decline in sales to the markets the Company serves. A senior OEM sales executive resigned in March 2011 and management decided to eliminate that position from the Marketing department. Further, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. These additional expense reductions were expected to save approximately $46,000 per month beginning in April 2011 or $552,000 on an annual basis. For the three and nine month periods ended June 30, 2012 the Company achieved the savings that were anticipated from the cost cutting measures implemented in April 2011.

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

Management has determined that in light of the investments described above a more aggressive plan to increase sales is warranted. The short-term plan includes a limited increase in personnel and small increase in the compensation of existing personnel. These changes are intended to accelerate both the introduction of new products and to enhance the sales of existing products through improved market presence and promotion.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2012 through June 30, 2012)
Fiscal 2012 Compared to Third Quarter Fiscal 2011
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $537,903 and $372,606 for the third quarter of fiscal 2012 and fiscal 2011, respectively, and $1,268,278 and $907,378 for the first nine months of fiscal 2012 and fiscal 2011, respectively. The increased sales volume in the current year was primarily due to increased orders for military programs.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $733,900 and $903,938 for the third quarter of fiscal 2012 and fiscal 2011, respectively, and $2,363,564 and $2,794,705 for the first nine months of fiscal 2012 and fiscal 2011, respectively. The reduced sales volume was due primarily to reduced orders for automotive diagnostic testing equipment for the aftermarket and emissions related products.

Results of Operations

Product sales for the quarter ended June 30, 2012 were $1,187,294 versus $1,186,989 for the quarter ended June 30, 2011. Sales of indicator products increased during the current quarter by approximately $176,000 and was volume related and was offset by decreased sales of automotive diagnostic products of approximately $176,000. Within automotive diagnostic products sales of emission products increased by $21,000 and diagnostic products to OEM's and the aftermarket decreased by approximately $131,000 and $66,000 respectively and were volume related. Management continues to be concerned about the current economic conditions in the markets the Company serves. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase slightly during the fourth quarter of the fiscal year.

Service sales for the quarter ended June 30, 2012 were $84,509 versus $89,555 for the quarter ended June 30, 2011. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2012 was $739,091 (62.3% of product sales) as compared to $732,777 (61.7% of product sales) in the third quarter of 2011. The dollar and percentage increase in the cost of product sold was due primarily to a change in product mix. Management's strategy of developing lower priced higher volume aftermarket products was developed in 2010 in response to a recognition that this was likely to occur due to economic and market conditions. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year due to an anticipated change in product mix.

Cost of service sold for the quarter ended June 30, 2012 was $53,523 (63.3% of service sales) as compared to $59,868 (66.9% of service sales) in the quarter ended June 30, 2011. The dollar decrease was due primarily to the lower sales volume in the current quarter. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year.

Product development expenses were $233,490 in the third quarter of fiscal 2012 (19.7% of product sales) as compared to $233,205 (19.6% of product sales) in the third quarter of fiscal 2011. During the current quarter there was an increase in labor costs and a decrease in research and experimental material of approximately $4,000 and $6,000 respectively. The current level of product development expenses is expected to increase slightly in the fourth quarter of the fiscal year due to a plan to add a temporary resource and small wage increases effective in February 2012 for existing employees. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $419,022 (32.9% of total sales) in the third quarter of fiscal 2012 versus $381,611 (29.9% of total sales) for the same period a year ago. The dollar increase in expenses for the current fiscal quarter was due to the addition of a marketing resource, additional promotion and a small wage increase for existing employees effective in February and March 2012. Marketing expenses were approximately $183,000 in the third quarter of fiscal 2012 versus $165,000 for the same period a year ago. Within marketing expenses, labor costs, outside consulting, commissions, royalties, promotion and travel expenses increased by approximately $18,000, $3,000, $2,000, $2,000, $2,000 and $1,000 respectively. These increases were offset in part by a decrease in advertising expense and credit and collection expense of approximately $8,000 and $1,000 respectively. Administrative expenses were approximately $236,000 in the third quarter of fiscal 2012 versus $216,000 for the same period a year ago. Within administrative expenses, professional fees and labor costs increased approximately $11,000 and $3,000 respectively. The current level of marketing and administrative expenses is expected to continue during the fourth quarter.

Interest expense was $223 in the third quarter of fiscal 2012 which compares with $1,039 in the third quarter of fiscal 2010. Interest expense for the current quarter was due to interest on the convertible promissory notes payable. Interest expense for the prior year third quarter was due primarily to borrowings on the Company's available credit facility and interest paid on vendor accounts. The current level of interest expense is expected to continue for the fourth quarter of the fiscal year.

Other income was $2,571 in the third quarter of fiscal 2012 which compares with $6,007 in the third quarter of fiscal 2011. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The decrease is due primarily to a lower level of scrap metal sales during the current quarter of approximately $3,100.

Income taxes in the third quarter of fiscal 2012 and 2011 was $-0-. In the third quarter of fiscal 2012 and 2011 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss in the third quarter of fiscal 2012 was $170,975 which compares with a net loss of $125,949 in fiscal 2011. The net loss increase for the current quarter was the result of a lower sales volume, product mix and increased marketing and administrative expenses.

Unshipped customer orders as of June 30, 2012 were $574,000 versus $600,000 at June 30, 2011. The decrease was due primarily to decreased orders in automotive diagnostic products of $69,000, specifically, $158,000 for emissions products, $49,000 for aftermarket products offset in part by an increase of $138,000 for OEM products. In addition, indicators and gauges increased by approximately $43,000. The Company estimates that approximately 84% of the current backlog will be shipped in the last quarter of fiscal 2012.

Results of Operations, Nine Months Ended June 30, 2012
Compared to Nine Months Ended June 30, 2011

Product sales for the nine months ended June 30, 2012 were $3,367,985 versus $3,393,998 for the same period in fiscal 2011. The decrease in product sales during the first nine months of the current fiscal year of approximately $26,000 was volume related due to decreased sales of automotive diagnostic products. Sales of indicator products increased during the first nine months of the current fiscal year by approximately $380,000 and was volume related and was offset by decreased sales of automotive diagnostic products of approximately $406,000. Within automotive diagnostic products sales of emission products decreased by $199,000 and diagnostic products to OEM's and the aftermarket decreased by approximately $110,000 and $97,000 respectively and were volume related. Management anticipates product sales for the fourth quarter of the fiscal year to increase slightly.

Service sales for the nine months ended June 30, 2012 were $263,857 compared with $308,085 for the same period in fiscal 2011. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,179,037 (64.7% of product sales) compared with $2,029,511 (59.8% of product sales) for the nine months ended June 30, 2011. The percentage increase in the cost of product sold was due primarily to a lower sales volume, lower plant utilization and a change in product mix. Management's strategy of developing lower priced higher volume aftermarket products was developed in 2010 in response to a recognition that this was likely to occur due to economic and market conditions. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year due to an anticipated change in product mix.

Cost of service sold was $178,223 (67.5% of service sales) compared with $213,330 (69.2% of service sales) for the nine months ended June 30, 2011. The dollar and percentage increase was due primarily to the lower sales volume. The cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $706,720 (21.0% of product sales) compared to $755,207 (22.3% of product sales) for the nine months ended June 30, 2011. The percentage and dollar decrease was due primarily to lower engineering expenses during the first nine months of the fiscal year. During the current nine month period labor costs and research and experimental material expenses declined by approximately $41,000 and $9,000 respectively. The current level of product development expenditures is expected to increase slightly for the fourth quarter of the fiscal year due to a plan to add a temporary resource and the small wage increases for existing employees effective February 2012. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,154,298 for the nine months ended June 30, 2012 (31.8% of total sales) versus $1,370,617 (37.0% of total sales) for the nine months ended June 30, 2011. The percentage and dollar decrease during the first nine months of the current fiscal year was due primarily to the cost reductions implemented in fiscal 2011. Marketing expenses were approximately $465,000 during the first nine months of the current fiscal year versus $581,000 for the same period a year ago. Within marketing expenses, decreases were primarily in labor costs, travel expenses, advertising expense, royalties, credit and collection expense, commissions and industry association dues of approximately $41,000, $26,000, $16,000, $12,000, $9,000, $3,000 and $3,000 respectively. These decreases were offset in part by an increase in outside consulting expense of approximately $3,000. Administrative expenses were approximately $689,000 during the first nine months of the current fiscal year versus $789,000 for the same period a year ago. The dollar decrease during the first nine months of the current fiscal year was due primarily to decreases in labor costs, directors fees and professional fees of approximately $74,000, $20,000 and $5,000 respectively. The current level of marketing and administrative expenses are expected to increase slightly for the remainder of the fiscal year due to the addition of a marketing resource, additional promotion and the small wage increase for existing employees. These increases became effective in February and March of the current fiscal year.

Interest expense was $5,784 for the nine months ended June 30, 2012, and $1,039 for the same period in 2011. The increase during the current nine months was due primarily to borrowings on the Company's available credit facility. Effective April 2011 the Company obtained a limited unsecured line of credit. Interest expense is expected to continue at the third quarter level during the fourth quarter of the fiscal year due to no anticipated borrowing requirements.

Other income of $13,324 compares with other income of $10,009 in the same period last year. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The increase is due primarily to the gain on the sale of a company vehicle of approximately $3,500 during the current period. The current level of other income is expected to decrease for the remainder of fiscal 2012.

Income taxes during the first nine months of fiscal 2012 were $0 which compares with income taxes of $0 in the first nine months of fiscal 2011. In fiscal 2012 and 2011 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss for the nine months ended June 30, 2012 was $578,896 which compares with a net loss of $657,612 for the nine months ended June 30, 2011. The net loss for the first nine months of fiscal 2012 was primarily the result of lower margins due to product mix, pricing pressure, a lower sales volume and that the 2010 management strategic plan has not had sufficient time to be fully effective offset in part by the cost reduction measures.

Management took several steps to reduce direct and non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company's operations in 2008 and 2009. Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve. A senior OEM sales executive resigned in mid-March 2011 and management decided to eliminate that position from the Marketing department. Management continues to believe in its strategy to improve revenue and profitability developed in 2010.

The savings from the above cost cutting measures have been realized, as expected, in equal amounts per month with similar impact on both future earnings and cash flows. The savings have been slightly offset recently by the addition of a marketing resource, additional promotion and the small wage increase in February and March of the current fiscal year for existing employees.

Liquidity and Capital Resources

Total current assets were $2,853,421, $3,016,871 and $2,958,909 at June 30, 2012, September 30, 2011 and June 30, 2011, respectively. The decrease of approximately $105,000 from June to June is due primarily to a decrease in accounts receivable, inventory and prepaid expenses of approximately $196,000, $369,000 and $23,000 respectively, offset in part by an increase in cash and cash equivalents of approximately $480,000. The increase in cash and cash equivalents was due primarily to the issuance of convertible promissory notes in December 2011. Accounts receivable decreased due primarily to a lower sales volume during the current quarter. The decrease in inventory was due primarily to a higher obsolescence reserve level during the period. The decrease from September 2011 to June 2012 of approximately $163,000 is due primarily to the decrease in accounts receivable, inventory and prepaid expenses of $257,000, $209,000 and $14,000 respectively, offset in part by an increase in cash and cash equivalents of approximately $317,000. Accounts receivable decreased due primarily to a lower sales volume during the current quarter. The increase in cash and cash equivalents was due primarily to the issuance of convertible promissory notes in December 2011.

Working capital as of June 30, 2012 amounted to $1,923,219. This compares to $2,179,908 a year earlier. Current assets were 3.1 times current liabilities compared to 3.8 a year ago. The quick ratio was 1.1 compared to 1.0 a year ago.

Internally generated funds during the nine months ended June 30, 2012 were a negative $92,247. The primary reason for the negative cash flow from operations was the net loss during the period. The Company anticipates capital expenditures of approximately $50,000 during fiscal 2012 primarily for equipment and tools required to fulfill an anticipated large order for an OEM. The Company believes that cash and cash equivalents together with available short-term financing will provide adequate funding of the Company's working capital needs through the end of fiscal 2012.

Shareholders' equity during the nine months ended June 30, 2012 decreased by $334,146 which was the net loss during the period of $578,896, the issue cost of Convertible Promissory Notes of $34,235, the sale of Class A Conversion shares of $233,438, the sale of Class B Common Shares of $37,000 and $8,547 of share-based compensation expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility, which is subject to a variable rate of interest based on the prime commercial rate. The current outstanding balance on this credit facility is $0. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of June 30, 2012, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company is a named defendant along with numerous other companies in a suit in the State of New York regarding asbestos harm to the plaintiff. The Company has been informed by the plaintiff's attorney that we will be dismissed from the suit.

The Company is a named defendant along with numerous other companies in a suit in the State of Michigan regarding asbestos harm to the plaintiff. We have engaged a Michigan attorney to provide representation for us. The Company believes the suit is without merit and expects it will be able to obtain a dismissal for similar reasons a dismissal is imminent in the New York action.

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

HICKOK INCORPORATED (Registrant)

Date: August 13, 2012	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 13, 2012	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer