Form 10-K
period 2012-09-30
HICKOK INC
filed 2013-01-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Class A Common Shares, without par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2012, the Registrant had 919,412 voting shares of Class A Common Stock outstanding and 474,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 626,905 shares of Class A Common Stock and 85,056 shares of Class B Common Stock. As of March 31, 2012, based on the closing price of $1.80 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,128,429. There is no trading market in the shares of Class B Common Stock.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 27, 2013.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2012.

  Table of Contents

    PART I.
      ITEM 1. BUSINESS
      ITEM 1A. RISK FACTORS
      ITEM 1B. UNRESOLVED STAFF COMMENTS
      ITEM 2. PROPERTIES
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. MINE SAFETY DISCLOSURES

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
      F-6: CONSOLIDATED STATEMENT OF CASH FLOWS

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      1. NATURE OF OPERATIONS
      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      3. NOTES RECEIVABLE
      4. CONVERTIBLE NOTES PAYABLE
      5. LONG-TERM FINANCING
      6. LEASES
      7. STOCK OPTIONS
      8. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL
      9. INCOME TAXES
      10. EARNINGS PER COMMON SHARE
      11. EMPLOYEE BENEFIT PLANS
      12. SEGMENT AND RELATED INFORMATION
      13. COMMITMENTS AND CONTINGENCIES
      14. SUBSEQUENT EVENTS
      15. BUSINESS CONDITION AND MANAGEMENT PLAN
      16. QUARTERLY DATA (UNAUDITED)
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

The Company's Internet address is http://www.hickok-inc.com. Hickok makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with, or furnishes it to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains these reports at www.sec.gov.

Until the mid 1980s, Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-five years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 66% of its fiscal 2012 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in both electronic systems and other non-electronic systems in automobiles and trucks.

Seventeen years ago, two large automotive OEM companies comprised over 80% of the Company's business. A substantial portion of this business was contingent on large programs initiated by these OEMs on a year-to-year basis. The Company recognized that OEMs were changing and that the likelihood of the continuation of these yearly large programs was diminishing. Recognizing that customer diversification was desirable and that much of the technology that had been developed for OEMs could have application to the non-dealer service market (known as the aftermarket), the Company added new products, customers and an established aftermarket sales channel with the acquisition of Waekon Industries in 1998. As a result, the Company executed a strategy to use this existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The Company uses Waekon as the brand of its products that are primarily marketed as a technician's personal tool.

In addition, the Company embarked on development programs to design tools specifically tailored to the needs of the automotive aftermarket and develop a variety of sales channels to the market. The Company also uses the Waekon name as a trademark to market its products to technicians in the automotive aftermarket and for certain emission inspection grade equipment it manufactures. Also the name Waekon-Hickok is used as a trademark for higher complexity equipment primarily aimed at automotive service shops as a shop tool. The Hickok brand is used for a family of products that are related to OEM grade tools sold to automotive dealerships and manufacturers. The Company now concentrates on sales of automotive diagnostic equipment sold through distribution for both dealer and non-dealer servicers.

The Company has developed a reputation as a quality emission testing product provider. Our reputation for innovative emissions testing products began with sales of our patented Gas Cap Tester in numerous state programs by emissions testing equipment suppliers. In addition, the Company developed and marketed a complete emissions testing platform for a State of Pennsylvania program and worked with the State of California to develop a patented product for testing leaks in vehicle evaporative emissions systems and subsequently delivered equipment used in the State's testing program. The emission equipment provides an on-going level of business maintaining equipment in existing programs. In recent years there have been no such new programs of significant size undertaken by various states. Most new state programs result in large short-term revenues for the Company, with some residual benefits to future years.

The Company's operations are currently concentrated in the United States of America. Sales are primarily to domestic customers, although the Company also makes sales to international customers through domestically based distribution companies.

Operating Segment Information

The Company's operations are combined into two reportable business segments: 1) indicators and gauges and 2) automotive diagnostic tools and equipment. Reference is made to "Segment and Related Information" included in the notes to the financial statements.

Indicators and Gauges

For over one hundred years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 34% of the Company's sales for fiscal 2012 and 25% for fiscal 2011. A number of the Company's aircraft instruments are FAA certified and a number of others are type certified with aircraft manufacturers. The Company also produces both movements and complete indicators that are used in high-reliability applications on several active military aircraft.

Indicator revenues recovered somewhat in fiscal 2012 from the economic downturn and are expected to remain consistent in foreseeable future years. Although the Company does not view this segment as having a high growth potential, it does contribute significant revenues and margins. The Company believes year to year variation of revenue is more dependent on customer timing than any general market direction.

Automotive Diagnostic Tools and Equipment

The Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to several automotive OEMs, and to the aftermarket using jobbers, wholesalers and mobile distributors. Sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. The aftermarket accounted for approximately 43% of the Company's automotive diagnostic and specialty tool sales in fiscal 2012 and 41% for fiscal 2011.  As a whole, automotive diagnostic tools and equipment represented approximately 66% of the Company's sales for fiscal 2012 and 75% for fiscal 2011. The percentage decrease was due to slightly lower Shop Tool sales and increased Indicator sales in fiscal 2012 compared to fiscal 2011.

The Company's primary expertise is electronic measurement of physical properties and it has cultivated a reputation for developing innovative tools for automotive diagnostics and uses this reputation as leverage when it introduces new offerings. Our recent focus on tools for automotive technicians results in low cost  tools that are easy to use, save technicians time, and improve diagnostic accuracy. OEM tools tend to be tools that are sophisticated and allow the technician diagnostic access to vehicle systems that are otherwise inaccessible for the technician to pinpoint the vehicle’s issue.  An example of this is the Active Fuel Injector Tester ("AFIT"), which the Company introduced several years ago to General Motors dealers. In 2009, at the OEM’s request, we developed accessory interfaces that allow the same level of ability to diagnose fuel injection system issues for Diesel engines and the recently introduced Gasoline Direct Injection engines. These products, along with a lower cost more manual version called DI Buzz Box have been recently introduced to the aftermarket and feature multiple manufacturer coverage.

Over the past three years, we have updated essentially all technician products using current technology to improve customer value. In addition we have introduced several new products that advance the art in vehicle diagnostics and are about to introduce three additional innovative products as well. Our PowerPro pistol probe offering not only reads voltage but it also enables the technician to load the circuit to avoid misleading voltage measurements in resistive circuits. The recently introduced Voltage Drop Tester performs a similar function,   except it enables loading the circuit under test to full capacity without the possibility of blowing fuses or tripping circuit breakers. To-be-introduced products include a low cost PC compatible pressure sensor for use with all vehicle fluids and gases, a controlled PWM power source for safely and quickly testing motors, and other vehicle loads. These new introductions and associated promotional efforts have revitalized our distribution channel relationships.

Our reputation for developing and producing products for OEM dealership use has enabled us to establish a working relationship with Bosch Automotive Service Solutions (formerly SPX Dealer Equipment Services), the Tier I supplier to most North American OEMs. Our business with Bosch has grown steadily over the past few years, and recently resulted in an order for approximately $1,400,000 for a Breakout Box ("BOB") that enables the technician to access vehicle signals without the risk of damaging vehicle connectors. We feel the unique technology we developed for the BOB will be applicable to other OEMs and applications. Additionally, we are producing a number of products for which the design was supplied to us, and we are applying our advanced manufacturing techniques to produce these products economically. We have achieved a "Preferred Supplier" status with Bosch. As a result, we have been able to grow this business about 30% this past year and recently acquired the large order for the BOB as stated above. Our plan is to continue to target opportunities to develop and manufacture OEM tools and continue to build this relationship and trust with such Tier I supplier with the hope to receive further opportunities for both large and small orders that grow both our reputation and business.

New Generation Star ("NGS") is an automotive scan tool that was supported by Ford Motor Company as a primary diagnostic tool for their vehicles from 1992 to 2005. The Company had considerable success selling the NGS tool to aftermarket customers starting in 2000. When Ford elected to introduce other tools to replace NGS, we continued to develop new model year software updates for the unit. The Company introduced NGS PC in 2007. This product is essentially a PC-based implementation of the classic NGS product and is at a functionality level well above other aftermarket scan tools for Ford vehicles. In early 2009, the Company introduced a new product called NGS Mach II that updated the hardware platform of the classic NGS and extended the software functionality to dealership standards while maintaining functionality for Ford vehicles models dating back to 1984. While in recent years revenue from these products has been reduced, they are still important offerings to us.

During the automotive and economic crisis of the past several years, the Company had to reduce expenses and staff to accommodate lower revenue levels by necessity. It was also evident that a new product strategy was required in light of the prevailing economic realities both within the market and across the economy generally. A noticeable change in the Company’s OEM customers to reduce the number of shop tools they require their dealerships to acquire prompted a re-evaluation by the Company of its product strategy. The reevaluation resulted in a plan to target lower cost products that could be effectively sold directly to automotive technicians. This strategy has been in effect for about two years and is having a positive impact on the Company’s automotive aftermarket sales. The first significant products as a result of this strategy were introduced late in the third quarter of fiscal 2011. We have essentially re-introduced or replaced our entire complement of technician tool offerings over the past two years and are on the verge of introducing four new and innovative tools early in 2013.

Emissions testing products for gas caps and gas tanks were a major revenue contributor for a  number of years as new state testing programs were implemented. Despite very few state programs being implemented in recent years, we continue to enjoy a base level of business for these products as replacements and new stations join the various state programs. Recently, a competing BAR approved manufacturer of gas cap testers announced that it was discontinuing the manufacture and service of their gas cap testers and we believe this will increase our business in replacement testers.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents and patent applications that relate to several of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. However, the Company does have several basic methodology patents related to products it offers that it considers very important to future revenue. Of the Company's most critical patents, one is related to the testing of evaporative emissions systems that was the basis for the Company's product offering for the State of California. This patent expires in the year 2022. Another critical patent is related to vehicle fuel cap testing which expires in 2018. The Company monitors the marketplace for infringement of its patents and intends to pursue its rights should an infringement take place. The Company is currently engaged in such a proceeding. See Item 3 Legal Proceedings. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

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

Dependence on Single or Few Customers

Several aftermarket distribution companies and several equipment OEMs have become significant sources of revenue for the Company. Sales in fiscal 2012 to Bosch, a Tier 1 supplier to numerous OEMs, amounted to approximately $905,000 or 19% of the consolidated sales of the Company, sales to General Electric amounted to approximately $710,000 or 15% of the consolidated sales of the Company and sales to ESP amounted to approximately $229,000 or 5% of the consolidated sales of the Company. Sales in fiscal 2011 to Bosch amounted to approximately $883,000 or 17% of the consolidated sales of the Company, sales to General Electric amounted to approximately $459,000 or 9% of the consolidated sales of the Company and sales to ESP amounted to approximately $418,000 or 8% of the consolidated sales of the Company. Sales to Bosch amounted to approximately $542,000 or 10% of the consolidated sales of the Company, sales to General Electric amounted to approximately $455,000 or 9% of the consolidated sales of the Company and sales to ESP amounted to approximately $295,000 or 6% of the consolidated sales of the Company during fiscal 2010. The Company does not have exclusive supply agreements or long-term contractual relationships with these large customers.

Backlog

The Company's order backlog as of September 30, 2012 totaled $707,000 as compared to $593,000 as of September 30, 2011 and $529,000 as of September 30, 2010. The increase in fiscal 2012 versus 2011 was primarily due to increased orders for indicators and gauges of $147,000. Automotive diagnostic products orders to OEM's increased by approximately $69,000 offset by a decrease of $35,000 for non-emission aftermarket products and $67,000 for emission products. The increase in fiscal 2011 versus 2010 was primarily due to increased orders for indicators and gauges of $114,000. Automotive diagnostic products orders to OEM's increased by approximately $75,000 offset by a decrease of $106,000 for non-emission aftermarket products and $19,000 for emission products.

Government Contract Renegotiation

No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. The amount of revenue derived from Government contracts is currently minimal and not material.

Competitive Conditions

The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Snap-On, and Bosch which dominate the available market in terms of total sales. The instrumentation industry is composed primarily of companies that specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

The Company depends on the automotive industry for sales of its OEM and aftermarket products. The Company's results of operations were adversely affected by the deterioration in the automotive industry's performance during the fiscal 2012, 2011 and 2010 years, as well as poor economic conditions throughout the country, and the Company anticipates that it will continue to face significant challenges until conditions improve substantially. The two markets are driven by different considerations. The OEM market tends to be driven by the need for new tools due to the introduction of new technologies in vehicles or excessive warranty costs. Because of dealership economics, OEMs have been reluctant to require dealers to purchase service tools for the past several years. The aftermarket is largely driven by the economics of fixing vehicles. During poor economic times, purchases can be delayed. Although aftermarket parts suppliers have done well during the past few years, aftermarket tool suppliers have not. Our strategy of developing products that target the technician and low cost tools for shop use is an outgrowth of these realities in the marketplace. We believe substantial opportunities for growth depends primarily on economic recovery in the sectors we service.

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

Research and Development Activities

The Company expensed as incurred product development costs of $938,058 in 2012, $987,114 in 2011 and $1,069,707 in 2010. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2012 was 76 full-time employees which represents a 7% increase from 71 employees in fiscal 2011 and a 8% reduction from 83 employees in fiscal 2010. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2012, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $163,000 in 2012, $214,000 in 2011, and $91,000 in 2010. Shipments to Australia, Canada, England, Mexico and Taiwan make up the majority of export sales.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of December 14, 2012 the Company had facilities in the United States of America as shown below:

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation) currently pending in the United States District Court for the Northern District of Ohio. The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech International, LLC and Delphi Corporation. The suit against Systech International, LLC was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit. The proceedings recently completed the Claims Construction phase. The Company anticipates the court may call for a mediation meeting prior to commencing the next phases of the legal process. The Company is seeking damages estimated at approximately $299,000 for the gas cap testing patent infringement and approximately $3,148,000 for the evaporative emissions testing patent infringement.

The Company was a named defendant along with numerous other companies in a suit in the Eighth  Judicial District of the Supreme Court of the State of New York regarding asbestos harm to the plaintiff (Hake v. Hickok Incorporated). The Company was dismissed from the suit in July 2012.

The Company is a named defendant along with numerous other companies in a suit in Wayne County Circuit Court in the State of Michigan regarding asbestos harm to the plaintiff (Becker v. Hickok Incorporated). The Company has engaged a Michigan attorney to provide representation. The Company believes the suit is without merit and is pursuing dismissal of the case.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2012 our Class A Common Shares were traded on The Nasdaq Over-The Counter Bulletin Board Market under the symbol HICKA.QB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

September 30, 2012			September 30, 2011
	HIGH	LOW	HIGH	LOW
First Quarter	1.80	.70	4.50	3.06
Second Quarter	2.50	1.01	3.75	1.70
Third Quarter	2.00	1.50	2.00	1.65
Fourth Quarter	1.95	1.18	1.95	.85

b) HOLDERS

As of December 14, 2012, there were approximately 190 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2012, 2011 and 2010 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30
	2012	2011	2010	2009	2008

	(In Thousands of Dollars, except per share amounts)

Net Sales	$4,761	$5,069	$5,259	$6,063	$12,070

Net Income (Loss)	$(784)	$(673)	$(949)	$(3,674)	$(770)

Working Capital	$1,936	$2,447	$2,784	$3,603	$5,386

Total Assets	$3,206	$3,441	$3,809	$4,718	$8,511

Long-term Debt	$-0-	$250	$-0-	$-0-	$-0-

Total Stockholders' Equity	$2,318	$2,621	$3,281	$4,214	$7,872

Net Income (Loss) Per Share	$(.57)	$(.54)	$(.76)	$(2.94)	$(.62)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$-0-	$-0-

Class B	$-0-	$-0-	$-0-	$-0-	$-0-

Stockholders' Equity

Per Share:	$1.52	$2.10	$2.63	3.38	$6.31

Return on Sales	(16.5%)	(13.3%)	(18.1%)	(60.6%)	(6.4%)

Return on Assets	(23.6%)	(18.6%)	(22.3%)	(55.6%)	(7.2%)

Return on Equity	(31.7%)	(22.8%)	(25.3%)	(60.8%)	(9.4%)

Closing Stock Price	$1.25	$1.80	$4.25	$5.01	$9.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company has focused its expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. The Indicator segment represented approximately 34% of the Company's fiscal 2012 revenue.

In 1998 the Company purchased Waekon Industries, a tool manufacturer with established products and sales channels to the aftermarket. After the acquisition of Waekon, the Company expanded aftermarket sales channels and added new product offerings. Those efforts resulted in aftermarket revenues steadily rising as a result of new products developed for aftermarket servicers and success selling the NGS Scan Tool for Ford to aftermarket customers. During the intervening years there were large sales orders from emissions or OEM customers that caused aftermarket sales to remain less than 50% of total automotive product sales. In fiscal 2012, approximately 43% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 57% was from OEM and emissions customers. Aftermarket revenue declined to $1,327,000 from approximately $1,496,000 in fiscal 2011 largely as a result of lower sales of Shop targeted products. In fiscal 2011, approximately 41% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 59% was from OEM and emissions customers. Aftermarket revenue declined to $1,496,000 from approximately $1,762,000 in fiscal 2010 largely as a result of lower sales of Shop targeted products. In fiscal 2010, approximately 46% of the Company's automotive diagnostic tool revenue was from aftermarket customers and 54% was from OEM and emissions customers. The depressed conditions in the OEM and emissions markets were largely responsible for the sharp decline in their revenues over the past several years. The Company intends to continue to pursue OEM and emissions opportunities however the development emphasis for fiscal 2012 and fiscal 2011 has been on aftermarket products targeted at automotive technicians. In late 2011, four aftermarket products were introduced and a sales emphasis on developing stronger relationships with key distributors was implemented as part of the Company’s short-term strategy. In fiscal 2012, an additional four products for the same targeted technicians were introduced and an additional two products were developed that will be introduced in early 2013. These efforts will continue during fiscal 2013.

The Company has changed its strategy related to OEM customers. In the past often we developed a product and modified it to a specific OEM’s requirements after interesting them in its value. Recently we have been cultivating our relationship with the Tier I supplier to most North American OEMs. The intent is to show such suppliers that we can be a valuable resource to develop and produce products their customers, the OEM, have determined they need. Our business in this area grew about 27% in fiscal 2012 and in early 2013 we obtained a large order for a product for an OEM as a result of the strategy. We expect there may be additional opportunities for accessories for this product during fiscal 2013. We also believe that when we have successfully delivered the large order it will enhance our chances of future large and small opportunities.

The Company has offered products for government sponsored emissions testing programs for a number of years.  The Company also developed a product to test for leaks in vehicle evaporative systems (gas tanks). The Company has patents for both of these technologies and is currently involved in a lawsuit with a company that we believe infringed on our patents. Sales of these products in prior years resulted in revenues that ranged from several hundred thousand dollars to over $6,900,000 in fiscal 2008. Most new emissions testing programs emphasize OBD II testing and the EPA allows minimal credit for testing either gas caps or gas tanks on those vehicles. However, there is still a need for replacement and equipment for new installations requiring cap or tank testing that provide a significant revenue source for the Company. In fiscal 2012, revenue for this segment was approximately $550,000. Recently a main  competitor for gas cap testing equipment for state programs announced it was leaving the business which should provide additional sales opportunities for this equipment.

The development efforts for fiscal 2012 and fiscal 2011 has been on developing lower cost products targeted at sales to technicians as personal tools. This segment’s revenue was declining rapidly but through the introduction of two products in late 2011 and four more products in 2012, we have been able to return revenues to 2010 levels and forecast them to increase by approximately 15% in 2013. Our sales group is increasing efforts to revitalize our warehouse distribution channel with the products that have been successful through mobile distribution. Shop Tool product revenue has declined over $500,000 during the same period, primarily due to NGS sales although we also discontinued several other products for which revenue was also declining. NGS sales have stabilized and these products are still an important revenue source. Product developments we had undertaken for OEMs prior to the economic slow-down on products that relate to fuel system testing on Gasoline Direct Injection and Diesel engines were essentially complete when markets collapsed. Management decided that those products would have application to both automotive and truck aftermarket service shops as shop tools. The Company introduced two of the products to the automotive distribution channel and embarked on a project to develop distribution channels to truck repair shops in mid 2011. The efforts have recently started to show signs of progress and it is our intent to continue to develop this opportunity to expand our markets for shop tools.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. As examples, the fourth quarter of fiscal 2009 benefited from a smaller emissions program for the State of New Jersey and the fiscal 2010 first quarter benefited from delivery of a diesel fuel injection tester to a large truck OEM. In fiscal 2011 and 2012 there were no such large opportunities. However, with that being said, we expect that the first and second quarters of fiscal 2013 will benefit from a large order.

The Company’s indicator product revenue increased 29% in fiscal 2012 and the percentage of total Company revenues increased to 34% from 25% in fiscal 2011. The year to year increase was primarily a result of increased customer orders of government funded programs for the military. The Company’s indicator product revenue decreased 8% in fiscal 2011 and the percentage of total Company revenues decreased to 25% from 26% in fiscal 2010. The year to year decrease was primarily a result of the continued economic downturn and uncertainty in the markets the Company serves, customer delivery requirement timing and delays in government funding of programs for the military. The Company anticipates indicator sales will continue at current levels in fiscal 2013 and into the foreseeable future. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Management implemented steps to reduce expenses in early fiscal 2009 due to the economic downturn and uncertainty in the markets the Company serves. These reductions included rate reductions for all employees. Additional personnel reductions were implemented during fiscal 2011 and a strategy to develop and market lower cost products directed primarily to technicians was also  implemented. Both the reductions and this strategy are expected to continue for fiscal 2013. The cutbacks have slowed the new product development process, however, the Company has taken precautions to maintain its technologies and continues to develop several novel products it believes will have substantial market appeal. Management believes the current resources are also sufficient to react to any large opportunities that may result from our emphasis on the Tier I Supplier to OEMs. Management plans to continue tight control of expenses in marketing, engineering, administrative and sales, related expenses until the business recovers significantly.

Expense Reduction Initiatives

In December of 2008, management took steps to reduce direct and non-direct product related expenses throughout the Company in response to the economic downturn and the uncertainty in the markets the Company serves. The steps included a substantial reduction in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Management took additional steps in April 2009 and made additional reductions in personnel throughout the Company due to the continued decline in sales to the markets the Company serves. Management implemented additional expense reductions that were effective March 1, 2011 in the form of a substantial reduction in personnel and a wage reduction for the CEO. In addition, the Board of Directors reduced, and then eliminated, all Board of Directors fees until Company financial conditions improve.

The expense reductions have reduced the Company's annual expenses approximately $3,600,000 annually, including possible increases in other expenses. During fiscal 2012, management developed a plan that included a limited increase in personnel and a small increase in the compensation of existing personnel. The changes are intended to accelerate both the introduction of new products and to enhance the sales of existing products through improved market presence and promotion. Management believes its strategy to improve revenue and profitability will aid results during fiscal 2013. The savings from the above cost cutting measures are expected to continue and be realized in equal amounts per month with similar impact on both future earnings and cash flows.

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

Results of Operations

Sales for the fiscal year ended September 30, 2012 decreased to $4,761,289, a decrease of approximately 6% from fiscal 2011 sales of $5,068,613. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $241,000. Service sales in fiscal 2012 decreased by approximately $67,000 and the reduction was volume related, compared to fiscal 2011. Product sales were $4,442,133 in fiscal 2012 compared to $4,682,830 in fiscal 2011. The decrease in product sales occurred in the automotive diagnostic equipment segment. Within the automotive diagnostic products, OEM products, aftermarket products and emission products sales decreased approximately $133,000, $169,000 and $323,000 respectively. Sales of indicator products increased in fiscal 2012 by approximately $385,000 and was volume related due primarily to increased Military movement orders. Fiscal 2011 benefited from several small state emissions programs requiring gas cap testing products. The reduction in service sales was volume related and attributable to lower repair sales.

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

Cost of products sold in fiscal 2012 was $2,787,212 or 62.7% of net product sales compared to $2,732,876 or 58.4% of net product sales in fiscal 2011. Cost of products sold during fiscal 2010 was $2,689,469 or 55.2% of net product sales. The dollar and percentage increase in the cost of products sold to product sales between fiscal 2012 and 2011 was due primarily to a change in product mix. The dollar and percentage increase in the cost of products sold to product sales between fiscal 2011 and 2010 was due primarily to a change in product mix.

Cost of services sold in fiscal 2012 was $216,949 or 68.0% of net service sales compared to $293,641 or 76.1% respectively in fiscal 2011. Cost of services sold during fiscal 2010 was $251,258 or 64.4% of net service sales. The dollar and percentage decrease between fiscal 2012 and 2011 was due primarily to lower costs for chargeable repairs and cost reductions. The dollar and percentage increase between fiscal 2011 and 2010 was due primarily to a lower volume of chargeable repairs and lower plant utilization.

Product development expenditures in fiscal 2012 were $938,058 or 21.1% of product sales compared to $987,114 or 21.1%, respectively, in fiscal 2011. Product development expenditures during fiscal 2010 were $1,069,707 or 22.0% of product sales. The dollar decrease between fiscal 2012 and fiscal 2011 was due primarily to the continuation of the cost cutting measures implemented during fiscal 2011. Decreases were primarily in labor costs, occupancy and maintenance expense and research and experimental material expenses of approximately $43,000, $7,000 and $1,000 respectively. The decreases were offset in part by an increase in travel expenses of $2,000. The dollar decrease between fiscal 2011 and fiscal 2010 was due primarily to the additional cost cutting measures implemented in fiscal 2011. Decreases were primarily in labor costs, research and experimental material expenses and travel expenses of approximately $49,000, $38,000 and $3,000 respectively. Management believes the current resources will be sufficient to maintain current product development commitments and continue to develop a reasonable flow of new diagnostic products for both the OEM and aftermarket customers.

 Marketing and administrative expenses amounted to $1,616,320 which was 34.2% of net sales in fiscal 2012, $1,734,257 or 34.2% of net sales in fiscal 2011 and $2,217,520 or 42.2% of net sales in fiscal 2010. The dollar decrease in fiscal 2012 compared to fiscal 2011 was due primarily to the continuation of the cost cutting measures implemented in fiscal 2011. Marketing expenses were approximately $626,000 in fiscal 2012 compared to $731,000 a year ago. Within marketing expenses, decreases were primarily in travel expense of $25,000, labor costs of $22,000, advertising of $15,000, collection expense of $12,000, commissions of $10,000, promotion expense of $9,000, occupancy and maintenance expense of $9,000, royalty expense of $5,000 and freight out of $3,000. The decreases were offset in part by an increase in outside consulting of $8,000. Administrative expenses were approximately $990,000 during the current fiscal year compared to $1,003,000 a year ago. The dollar decrease was due primarily to decreases in labor costs of $70,000, directors fees of $19,000, data processing fees of $12,000, depreciation of $3,000, occupancy and maintenance expense of $3,000, and travel expenses of $1,000. The decreases were offset in part by an increase in professional fees of $94,000.

The percentage and dollar decrease in fiscal 2011 compared to fiscal 2010 was due primarily to the additional cost cutting measures implemented in fiscal 2011. Marketing expenses were approximately $731,000 in fiscal 2011 compared to $1,026,000 a year ago. Within marketing expenses, decreases were primarily in labor costs of $105,000, outside consulting of $77,000, commissions of $70,000, advertising of $20,000, travel expense of $19,000 and fulfillment of $3,000. The decreases were offset in part by increases in royalties of $8,000, promotion expense of $8,000 and collection expense of $3,000. Administrative expenses were approximately $1,003,000 during the current fiscal year compared to $1,192,000 a year ago. The dollar decrease was due primarily to decreases in labor costs of $105,000, professional fees of $36,000, directors fees of $35,000, depreciation of $5,000 and travel expenses of $2,000. The decreases were offset in part by an increase in data processing fees of $2,000.

Interest charges were $5,956 in fiscal 2012 compared with $7,610 in fiscal 2011 and $542 in fiscal 2010. The decrease in interest charges in fiscal 2012 compared to fiscal 2011 was due to a lower level of short-term borrowings on the Company's credit facility during fiscal 2012. The increase in interest charges in fiscal 2011 compared to fiscal 2010 was due primarily to interest on the Company's available credit facility during the fiscal year and to interest paid on vendor accounts. Interest charges for fiscal 2010 were incurred on the unused credit facility with our commercial bank during the first quarter of the year. The current credit facility with one of the Company's major shareholders who is also an employee of the Company was extended to December 30, 2013.

Other income was $19,240 in fiscal 2012 compared with $14,350 in fiscal 2011 and $19,988 in fiscal 2010. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The increase in fiscal 2012 compared to fiscal 2011 was due primarily to the gain on sale of fixed assets of approximately $4,000. Interest income and miscellaneous income amounted to approximately $1,000 and $12,000 respectively for fiscal 2012. Interest income and miscellaneous income amounted to approximately $600 and $10,000 respectively for fiscal 2011 and $5,000 and $15,000 respectively for fiscal 2010. Currently, excess cash is invested in a money market account.

Management recorded a valuation allowance on the entire balance of deferred tax assets at September 30, 2009 in the amount of $1,845,200 due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all of the Company's markets and concern that more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. In fiscal 2012, 2011 and 2010 management recorded a valuation allowance in the amount of $187,400, $255,600 and $310,500 respectively on the current year deferred taxes. This represents an effective income tax rate of 0% for each of the past three years. It is anticipated that the effective tax rate in fiscal 2013 will be similar to fiscal 2012. The deferred tax benefits begin to expire in 2015.

The net loss in fiscal 2012 was $783,966, or $.57 per share which was an increase of $111,431 as compared to the net loss of $672,535 or $.54 per share in fiscal 2011. The increased net loss was due primarily to a lower sales volume in the current year. The net loss in fiscal 2011 was $672,535, or $.54 per share which was a decrease of $276,961 as compared to the net loss of $949,496 or $.76 per share in fiscal 2010. The improvement in 2011 was due primarily to the continuation of the cost cutting measures and wage reductions implemented in fiscal 2009 and the additional cost cutting measures implemented in fiscal 2011. In addition, there was no major decline in the sales volume in fiscal 2011.

The Company has available a net operating loss carryforward of approximately $5,689,000 and research and development credit carryforwards of approximately $1,700,000 that begin to expire in 2015. During fiscal 2012 the Company recorded an additional valuation allowance on deferred tax expense in the amount of $187,400 due to additional losses, deterioration of the markets the Company serves, economic uncertainty, and an increased likelihood of tax credits expiring before being utilized. The Company's entire deferred tax asset of $4,236,700 has been offset by a valuation allowance of $4,236,700. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $2,823,971 at September 30, 2012 were 3.2 times current liabilities and the total of cash and cash equivalents and receivables was 1.1 times current liabilities. These ratios compare to 5.3 and 1.8 respectively at the end of fiscal 2011. Cash and cash equivalents was $258,798 at September 30, 2012 and $274,530 at September 30, 2011. Total current assets decreased by approximately $193,000 from the previous year end due primarily to a decrease in inventory, accounts receivable and cash and cash equivalents of approximately $229,000, $20,000 and $16,000 respectively. The decrease was offset in part by an increase in prepaid expenses of approximately $71,000. The decrease in inventory was due primarily to an increase in the obsolescence reserve during the current year. The increase in prepaid expenses was due primarily to timing.

Working capital at September 30, 2012 was $1,935,875 as compared to $2,447,080 a year ago. The decrease of approximately $511,000 was due primarily to a decrease in cash and cash equivalents, accounts receivable and inventory, an increase in convertible notes payable and accrued expenses of approximately $229,000, $20,000, $16,000, $209,000 and $98,000 respectively, offset in part by an increase in prepaid expense of approximately $71,000. The decrease in inventory was due primarily to an increase in the obsolescence reserve in the current year.

Internally generated funds in fiscal 2012 were a negative $401,787. The primary reason for the negative cash flow from operations in fiscal 2012 was the net loss of $783,966. Internally generated funds in fiscal 2011 were a negative $706,017. The primary reason for the negative cash flow from operations in fiscal 2011 was the net loss of $672,535. Internally generated funds in fiscal 2010 were $70,912 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $19,456. The primary reason for the positive cash flow from operations in fiscal 2010 was the reduction in accounts receivable and inventory of $779,202 and $61,676 respectively offset in part by the net loss of $949,496 and non-cash depreciation and share-based compensation of $131,800 and $16,045 respectively. The Company does not anticipate any material capital expenditures during fiscal 2013. In addition, the Company expects there will be internally generated funds in fiscal 2013 from operating activities in addition to available short-term and long-term financing to provide adequate funding of the Company's working capital needs.

Subsequent to September 30, 2012, the Aplin Family Trust converted the $208,591 under the Convertible Loan Agreement into Class A Common Shares of the Company.

In addition, subsequent to September 30, 2012 management entered into a new revolving line of credit and an amended Convertible Loan Agreement which may provide approximately $717,000 of liquidity to meet on going working capital requirements. The new revolving line of credit represents an extension of an existing line of credit provided by a major shareholder and executive officer of the Company. The new revolving line of credit extends the maturity date of the the existing line of credit to December 31, 2013, and reduces the interest rate applicable to borrowings from prime plus 3.0% to 0.24% (the applicable federal rate for December 2012). As partial consideration for these modified arrangements, the lender received  a three-year warrant to purchase 100,000 shares of Class A Common Stock at an exercise price of $2.50 per share. The amended Convertible Loan Agreement is by and between the Company and a major shareholder and Director modifying the terms and extending the due date of the loan agreement from December 30, 2012 to December 30, 2013 and modifying the terms to allow $250,000 of borrowing on the agreement at the Company's discretion. This agreement also includes a three-year warrant to purchase 100,000 shares of Class A Common Stock at a price of $2.50 per share. The Company believes the above agreements along with internally generated funds will provide sufficient liquidity to meet ongoing working capital requirements.

On October 4, 2012 the Company received an order for approximately $1,400,000 for a tester to be distributed to dealers of a major OEM. This order is expected to be delivered in late 2012 and early 2013. This order, along with other business in 2013, may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2013, there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 and 2011 in response to the economic downturn and uncertainty in the markets the Company serves. These expense reductions continued for fiscal 2010, 2011 and 2012 and are anticipated to continue into fiscal 2013. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital.

Business Condition and Uncertainties

The Company has suffered recurring losses from operations during the past several years due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels have impacted the Company's accounts receivable and cash balances, if this situation continues it may prevent the Company from generating sufficient cash flow to sustain its operations.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing if needed. Management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. In addition, management has taken steps to reduce expenses described above under the caption Expense Reduction Initiatives. In addition, subsequent to the end of fiscal 2012, the Company entered into the financing arrangements described above under the caption Liquidity and Capital Resources. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impact of Inflation

Over the past three years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy minimizing the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has no outstanding balance on its credit facility at September 30, 2012, which is subject to a variable rate of interest based on the prime commercial rate. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheet of HICKOK INCORPORATED as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

January 3, 2013
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents	$258,798	$274,530
Accounts receivable-less allowance for	702,846	722,731
doubtful accounts of $10,000 ($10,000, 2011)
Notes receivable-current	3,600	2,400
Inventories-less allowance for obsolete	1,734,770	1,963,943
inventory of $851,000 ($714,000, 2011)
Deferred income taxes-less valuation
allowance of $332,800 ($270,100, 2011)	-	-
Prepaid expenses	123,957	53,267

Total Current Assets	2,823,971	3,016,871

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,429,718	1,429,718
Machinery and equipment	2,374,319	2,336,995

	4,037,516	4,000,192
Less accumulated depreciation	3,688,266	3,613,913

	349,250	386,279

OTHER ASSETS:
Deferred income taxes-less valuation
allowance of $3,903,900 ($3,779,200, 2011)	-	-
Notes receivable-long-term	31,000	35,700
Deposits	1,750	1,750

	32,750	37,450

Total Assets	$3,205,971	$3,440,600

See accompanying summary of accounting policies and notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2012	2011

CURRENT LIABILITIES:
Convertible notes payable	$208,591	$-
Accounts payable	178,835	173,848
Accrued payroll and related expenses	149,636	142,949
Accrued expenses	306,475	205,208
Accrued taxes other than income	44,559	47,786

Total Current Liabilities	888,096	569,791

Long-term financing	-	250,000

STOCKHOLDERS' EQUITY:
Common shares - no par value
Class A 3,750,000 shares authorized, 1,045,597 shares
issued (809,024 shares 2011)	1,045,597	793,229
Class B 1,000,000 convertible shares authorized,
475,533 shares issued	474,866	454,866
Contributed capital	1,662,981	1,862,652
Treasury shares - 15,795 (2012 and 2011)
Class A shares and 667 (20,667 2011)
Class B shares	(253,341)	(661,676)
Retained earnings	(612,228)	171,738

Total Stockholders' Equity	2,317,875	2,620,809

Total Liabilities and Stockholders' Equity	$3,205,971	$3,440,600

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2012	2011	2010

NET SALES:
Product sales	$4,442,133	$4,682,830	$4,868,635
Service sales	319,156	385,783	390,377

Total Net Sales	4,761,289	5,068,613	5,259,012

COSTS AND EXPENSES:
Cost of product sold	2,787,212	2,732,876	2,689,469
Cost of services sold	216,949	293,641	251,258
Product development	938,058	987,114	1,069,707
Marketing and administrative	1,616,320	1,734,257	2,217,520
expenses
Interest charges	5,956	7,610	542
Other income	(19,240)	(14,350)	(19,988)

Total Costs and Expenses	5,545,255	5,741,148	6,208,508

Loss before Provision for Income Taxes	(783,966)	(672,535)	(949,496)
Provision For Income Taxes:
Deferred	-	-	-

	-	-	-

Net Loss	$(783,966)	$(672,535)	$(949,496)

NET LOSS PER COMMON SHARE - BASIC	$(.57)	$(.54)	$(.76)

NET LOSS PER COMMON SHARE - DILUTED	$(.57)	$(.54)	$(.76)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,372,812	1,248,095	1,248,095

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010
		COMMON SHARES - NO PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at September 30, 2009	$1,793,769	$793,229	$454,866	$1,833,992	$(661,676)	$4,214,180

Share-based compensation expense	-	-	-	16,045	-	16,045

Net Loss	(949,496)	-	-	-	-	(949,496)

Balance at September 30, 2010	$844,273	$793,229	$454,866	$1,850,037	$(661,676)	$3,280,729

Share-based compensation expense	-	-	-	12,615	-	12,615

Net Loss	(672,535)	-	-	-	-	(672,535)

Balance at September 30, 2011	$171,738	$793,229	$454,866	$1,862,652	$(661,676)	$2,620,809

Sale of Class B shares from treasury	-	-	20,000	(391,335)	408,335	37,000

Conversion of convertible notes payable to Class A shares	-	252,368	-	214,511	-	466,879

Convertible notes issue cost	-	-	-	(34,235)	-	(34,235)

Share-based compensation expense	-	-	-	11,388	-	11,388

Net Loss	(783,966)	-	-	-	-	(783,966)

Balance at September 30, 2012	$(612,228)	$1,045,597	$474,866	$1,662,981	$(253,341)	$2,317,875

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$4,781,174	$4,696,268	$6,038,214
Cash paid to suppliers and employees	(5,177,377)	(5,396,080)	(5,972,126)
Interest paid	(6,641)	(6,849)	-
Interest received	1,057	644	4,824

Net Cash Provided by (Used in) Operating Activities	(401,787)	(706,017)	70,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,180)	-	(19,456)
Payments received (advances) on notes receivable	3,500	(38,100)	-
Proceeds on sale of assets	9,500	-	325

Net Cash Provided by (Used in) Investing Activities	(42,180)	(38,100)	(19,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	-	250,000	-
Payments on long-term borrowings	(250,000)	-	-
Increase in Convertible Notes Payable	675,470	-	-
Sale of Class B shares from treasury	37,000	-	-
Convertible Notes issue costs	(34,235)	-	-

Net Cash Provided by (Used in) Financing Activities	428,235	250,000	-

Increase (Decrease) in Cash and Cash Equivalents	(15,732)	(494,117)	51,781

Cash and Cash Equivalents at Beginning of Year	274,530	768,647	716,866

Cash and Cash Equivalents at End of Year	$258,798	$274,530	$768,647

See accompanying summary of accounting policies and notes to consolidated financial statements.

	2012	2011	2010

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Loss	$(783,966)	$(672,535)	$(949,496)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	86,257	108,924	131,800
(Gain)loss on disposal of assets	(3,548)	-	1,938
Share-based compensation expense	11,388	12,615	16,045
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	19,885	(372,345)	779,202
Decrease in inventories	229,173	159,029	61,676
Decrease (Increase) in prepaid expenses	(70,690)	17,156	5,129
Increase (Decrease) in accounts payable	4,987	(9,188)	25,709
Increase (Decrease) in accrued payroll and related expenses	6,687	(6,852)	10,459
Increase (Decrease) in other accrued expenses and accrued taxes other than income	98,040	57,179	(7,590)
Increase (Decrease) in accrued income taxes	-	-	(3,960)

Total Adjustments	382,179	(33,482)	1,020,408

Net Cash Provided by (Used in) Operating Activities	$(401,787)	$(706,017)	$70,912

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$466,879	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2012, 2011 AND 2010

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

Product Classes	2012	2011	2010

Automotive Test Equipment	66.1%	75.3%	74.2%
Indicating Instruments	33.9	24.7	25.8

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 73% of outstanding receivables at September 30, 2012 (77% in 2011). Sales to three customers approximated $905,000, $710,000 and $229,000(2012), $883,000, $459,000 and $418,000 (2011), $542,000, $581,000 and $455,000 (2010), and accounts receivable to these customers amounted to approximately $327,000, $66,000 and $25,000 (2012), $309,000, $93,000 and $28,000 (2011).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2012.

Product Warranties :
The Company warrants certain products against defects for periods ranging primarily from 12 to 48 months. The Company's estimated future warranty claims is included in "Accrued expenses" and are as follows:

	2012	2011	2010

Balance October 1	$993	$3,415	$4,482
Current year provisions	7,564	163	3,602
Expenditures	(8,106)	(2,585)	(4,669)

Balance September 30	$451	$993	$3,415

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2012 and 2011 amounted to $258,798 and $274,530, respectively.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2012	2011

Raw materials and component parts	$1,061,957	$1,145,278
Work-in-process	451,733	515,885
Finished products	221,080	302,780

	$1,734,770	$1,963,943

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

Depreciation amounted to $86,257 (2012), $108,924 (2011), and $131,800 (2010).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $6,940 (2012), $16,756 (2011) and $17,854 (2010).

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

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in Note 10.

3. NOTES RECEIVABLE

The Company has notes receivable with a current and former employee at an interest rate of three percent per annum. Selected details of notes receivable are as follows:

	Current Portion	Total

	2012	2012	2011
Unsecured note receivable from current employee which bears interest at 3% per annum	$-	$4,100	$4,100

Unsecured note receivable from former employee which bears interest at 3% per annum, currently paying $300 per month	$3,600	30,500	34,000

	$3,600	34,600	38,100

Less current portion		3,600	2,400

Long-term portion		$31,000	$35,700

4. CONVERTIBLE NOTES PAYABLE

On December 30, 2011, Hickok Incorporated entered into a Convertible Loan Agreement with Roundball, LLC and the Aplin Family Trust. Under the Convertible Loan Agreement, the Company issued a convertible note to Roundball in the amount of $466,879 and a convertible note to the Aplin Family Trust in the amount of $208,591. In addition, Roundball, LLC shall have the right to cause the Company to borrow up to an additional $466,880 from Roundball, LLC. The notes are unsecured, bear interest at a rate of 0.20% per annum and will mature on December 30, 2012.

In addition, the Company sold 20,000 Class B Common Shares currently held in treasury to Roundball at a price of $1.85 per share per a subscription agreement between the Company and Roundball dated December 30, 2011.

The notes may be converted by the Investors at any time into Class A Common Shares of the Company, at a conversion price of $1.85 per share, although up to no more than 504,735 Conversion Shares for Roundball and no more than 112,752 Conversion Shares for the Aplin Family Trust. The Company has the option to convert the notes at the expiration date, if the investors have not during the course of the agreement. On December 30, 2011, Roundball converted $233,438 into Class A Common Shares of the Company. In addition, on August 20, 2012 Roundball converted the remaining $233,441 under the Convertible Loan Agreement into Class A Common Shares of the Company.

The Company recorded interest expense on the Roundball and Aplin Family Trust notes of $303 and $314 respectively through September 30, 2012. As of September 30, 2012 no interest was paid.

Subsequent to September 30, 2012, the Aplin Family Trust converted the $208,591 under the Convertible Loan Agreement into Class A Common Shares of the Company.

In addition, subsequent to September 30, 2012 management entered into an amended Convertible Loan Agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2012 to December 31, 2013 and modifying the terms to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.24%. This agreement also includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share.

5. LONG-TERM FINANCING
The Company has a credit agreement of $250,000 with one of its major shareholders who is also an employee of the Company. The agreement was set to expire in April 2013. Effective October 30, 2012 for the remainder of the agreement, the lender may terminate the agreement with 45 days written notice, but it is at the discretion of the Company to deny the termination notice until April 2013 if it will have a negative effect on the solvency of the Company.

The agreement provides for a revolving credit facility of $250,000 with interest generally equal to three percent per annum plus prime and is unsecured. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or a maximum of $250,000.

The Company repaid the outstanding balance of $250,000 on February 1, 2012. The Company recorded interest expense of $5,338 through September 30, 2012. As of September 30, 2012 interest in the amount of $6,641 was paid. The Company had no outstanding borrowings under this loan facility at September 30, 2012. Selected details of long-term borrowings are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2012	$-	6.25%
Average during 2012	$83,333	6.25%
Maximum during 2012 (month end)	$250,000	6.25%

Balance at September 30, 2011	$250,000	6.25%
Average during 2011	$62,500	6.25%
Maximum during 2011 (month end)	$250,000	6.25%

Subsequent to September 30, 2012 management entered into a new revolving line of credit which will provide $250,000 of liquidity to meet on going working capital requirements. The Revolving Credit Agreement is by and between the Company and a major shareholder who is also an employee of the Company extending the due date of the line of credit agreement from April 13, 2013 to December 31, 2013 at an interest rate of 0.24% and includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share.

6. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through May 2015.

The Company's minimum commitment under these operating leases are as follows:

2013	$8,859
2014	8,859
2015	6,866

Total	$24,584

Rental expense under these commitments was $7,971 (2012), $2,880 (2011) and $5,782 (2010).

A facility held under a capital lease has a net book value of $0 at September 30, 2012. Future minimum lease payments which extend through 2061 are immaterial.

7. STOCK OPTIONS

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans") the Compensation Committee of the Board of Directors had the authority to grant options to Key Employees to purchase Class A shares. The options were exercisable for up to 10 years. Incentive stock options were available at an exercise price of not less than market price on the date the option were granted. However, options available to an individual owning more than 10% of the Company's Class A shares at the time of grant must be at a price not less than 110% of the market price. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee may determine. No options may be granted at a price less than $2.925. Under the Employee Plans there are no options currently available for grant and there are no options outstanding at September 30, 2012.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provide for the automatic grant of options to purchase up to 42,000 shares of Class A common stock over a three year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans become fully exercisable on March 8, 2015.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2012, 2011 and 2010 was $11,388, $12,615 and $16,045 respectively.

Transactions involving the plan are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2012	Price	2011	Price	2010	Price

Option Shares
Employee Plans:

Outstanding October 1,	26,850	$3.55	41,500	$3.41	59,400	$3.81

Granted	-	-	-	-	-	-

Canceled/expired	(26,850)	3.55	(14,650)	3.15	(17,900)	4.73

Exercised	-	-	-	-	-	-

Outstanding September 30, ($0 per share)	-	-	26,850	3.55	41,500	3.41
Exercisable September 30,	-	-	26,850	3.55	41,500	3.41

Directors Plans:

Outstanding October 1,	38,000	$5.95	44,000	$6.30	41,000	$6.51

Granted	7,000	2.925	5,000	2.925	6,000	6.00

Canceled/expired	(3,000)	3.55	(11,000)	5.98	(3,000)	8.50

Exercised	-	-	-	-	-	-

Outstanding September 30, ($2.925 to $11.00 per share)	42,000	5.62	38,000	5.95	44,000	6.30
Exercisable September 30,	30,000	6.52	28,334	6.62	33,000	6.46

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at September 30, 2012.

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925 - 5.25	23,000	$3.43	6.5	12,667	$3.84
$6.00 - 7.25	11,000	$6.46	4.5	9,333	$6.55
$10.50 - 11.00	8,000	$10.75	5.0	8,000	$10.75

	42,000	$5.62		30,000	$6.52

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During fiscal year ended September 30, 2012 and 2011, $11,388 and $12,615 respectively was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $6,465 (2013) and $2,837 (2014) and $543 (2015). The following weighted-average assumptions were used in the option pricing model for 2012 and 2011: a risk free interest rate of 5.0% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .75.

8. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

Unissued shares of Class A common stock ( 881,985 and 519,716 shares in 2012 and 2011 respectively) are reserved for the share-for-share conversion rights of the Class B common stock and stock options under the Employee Plans and the Directors Plans (see note 7 and 14). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

9. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory Federal income tax rate is as follows:
	2012	2011	2010

Income (Loss) Before Provision for Income Taxes	$(783,966)	$(672,535)	$(949,496)
Statutory rate	34%	34%	34%

	(266,548)	(228,662)	(322,829)

Permanent differences	2,500	2,500	32,700
Research and development credit - net	(8,500)	(27,500)	(18,500)
Valuation allowance	274,600	255,600	310,500
Other	(2,052)	(1,938)	(1,871)

	$-	$-	$-

Deferred tax assets (liabilities) consist of the following:

	2012	2011

Current:
Inventories	$295,300	$244,300
Bad debts	3,400	3,400
Accrued liabilities	45,600	39,200
Prepaid expense	(11,500)	(16,800)

	332,800	270,100
Valuation allowance	(332,800)	(270,100)

Total current deferred income taxes	-	-

Noncurrent:
Depreciation and amortization	53,400	86,500
Research and development and other credit carryforwards	1,716,300	1,700,400
Net operating loss carryforward	1,934,200	1,709,000
Contribution carryforward	163,200	250,400
Directors stock option plan	36,800	32,900

	3,903,900	3,779,200
Valuation allowance	(3,903,900)	(3,779,200)

Total long-term deferred income taxes	-	-

Total	$-	$-

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

The Company has available a net operating loss carryforward of approximately $5,689,000 and a contribution carryforward of approximately $480,000. The net operating loss and research and development credit carryforwards will begin to expire in 2015.

Management recorded a valuation allowance on the entire balance of deferred tax assets at September 30, 2009 due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. Management recorded a valuation allowance in the amount of $255,600 on the fiscal year ended September 30, 2011 deferred taxes. In addition, management recorded a valuation allowance in the amount of $187,400 on the current year deferred taxes.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2012	2011	2010

Basic Loss Per Share
Loss available to common stockholders	$(783,966)	$(672,535)	$(949,496)

Shares denominator	1,372,812	1,248,095	1,248,095

Per share amount	$(.57)	$(.54)	$(.76)

Effect of Dilutive Securities
Average shares outstanding	1,372,812	1,248,095	1,248,095

Stock options	-	-	-

	1,372,812	1,248,095	1,248,095
Diluted Loss Per Share
Loss available to common stockholders	$(783,966)	$(672,535)	$(949,496)

Per share amount	$(.57)	$(.54)	$(.76)

11. EMPLOYEE BENEFIT PLANS

The Company has a formula based profit sharing bonus plan for officers and key employees. For fiscal years ended September 30, 2012, 2011 and 2010, the formula produced no bonus distribution. The bonus distribution is determined by the Compensation Committee of the Board of Directors.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2012, 2011 and 2010, the Company made matching contributions to the plan in the amount of $15,178, $17,009 and $15,380 respectively. The Company does not provide any other post retirement benefits to its employees.

12. SEGMENT AND RELATED INFORMATION

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

Information by industry segment is set forth below:

Years Ended September 30,	2012	2011	2010

Net Sales
Indicators and Gauges	$1,612,943	$1,253,975	$1,357,114
Automotive Diagnostic Tools and Equipment	3,148,346	3,814,638	3,901,898

	$4,761,289	$5,068,613	$5,259,012

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$271,343	$94,178	$34,647
Automotive Diagnostic Tools and Equipment	(78,433)	229,355	188,037
General Corporate Expenses	(976,876)	(996,068)	(1,172,180)

	$(783,966)	$(672,535)	$(949,496)

Asset Information :

Years Ended September 30,	2012	2011

Identifiable Assets
Indicators and Gauges	$850,186	$701,543
Automotive Diagnostic Tools and Equipment	1,586,634	1,980,789
Corporate	769,151	758,268

	$3,205,971	$3,440,600

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2012	2011	2010

Revenue:
United States of America	$4,598,029	$4,854,871	$5,168,432
Australia	14,018	26,945	44,377
Canada	72,535	119,667	35,228
England	-	28,924	-
Mexico	36,960	23,520	1,681
Taiwan	34,935	-	-
Other foreign countries	4,812	14,686	9,294

	$4,761,289	$5,068,613	$5,259,012

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

The Company was a named defendant along with numerous other companies in a suit in the State of New York regarding asbestos harm to the plaintiff. The Company was dismissed from the suit in July 2012.

The Company is a named defendant along with numerous other companies in a suit in the State of Michigan regarding asbestos harm to the plaintiff. The Company has engaged a Michigan attorney to provide representation. The Company believes the suit is without merit and expects it will be able to obtain a dismissal for similar reasons as the dismissal in the New York action.

14. SUBSEQUENT EVENTS

 The Company has analyzed its operations subsequent to September 30, 2012 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

On October 11, 2012, the Company's Amended Articles of Incorporation and the Amended Code of Regulations were adopted by an affirmative vote of more than two-thirds of the Company's Class A and Class B Shareholders.

The Amended Articles amend and restate the Current Articles in a number of significant ways and are primarily as follows: increased the number of Class A Shares and Class B Shares from 3,750,000 and 1,000,000 to 10,000,000 and 2,500,000 respectively, and added a class of 1,000,000 Serial Preferred Shares; eliminated par value for for Class A Shares and Class B Shares; updated certain provisions relating to the payment of dividends; removed restrictions on the issuance of additional Class A Shares; clarified the method by which the Company may repurchase its shares; reduced the percentage of shareholder vote required to authorize corporate actions from two-thirds of the voting power to a majority of the voting power; and made other technical or conforming changes.

The Amended Regulations amend and restate the Current Regulations in a number of significant ways and are primarily as follows: updated certain provisions relating to the Company's meetings of shareholders in order to provide more consistency in the regulations regarding the Company's practices in this area; further clarifying the roles of the Company's officers and directors in conducting the Company's business; updated the Company's policy regarding the indemnification of its directors, officers, employees, and others; revised provisions allowing for the Board of Directors to adopt amendments to the Amended Regulations to the extent permitted by Ohio law; and made other technical or conforming changes.

Detailed information related to the two changes approved by shareholders may be found in the 2012 Proxy Statement for the Special Meeting held October 11, 2012 which was filed with the Securities and Exchange Commission on September 14, 2012.

On December 28, 2012, the Aplin Family Trust converted the $208,591 convertible note into Class A Common Shares of the Company.

On December 30, 2012, management entered into a new revolving line of credit and an amended Convertible Loan Agreement which may provide approximately $717,000 of liquidity to meet on going working capital requirements. The Revolving Credit Agreement is by and between the Company and a major shareholder who is also an employee of the Company extending the due date of the line of credit agreement from April 13, 2013 to December 31, 2013 at a reduced interest rate and includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2012 to December 30, 2013 and modifying the terms to allow $250,000 of borrowing on the agreement at the Company's discretion. This amendment also includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. Both agreements are unsecured, bear interest at a rate of 0.24% per annum.

15. BUSINESS CONDITION AND MANAGEMENT PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during the past several years due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels have impacted the Company's accounts receivable and cash balances, if this situation continues it may prevent the Company from generating sufficient cash flow to sustain its operations.

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

Management took steps to reduce expenses throughout the Company in fiscal 2009, 2010 and 2011 in the form of substantial reductions in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company’s operations. Anticipated cost savings were achieved during the past four years and management expects these measures to continue through fiscal 2013. During the first quarter of fiscal 2012 management entered into two unsecured convertible loan agreements that have provided approximately $675,000 of cash to date. One of the convertible loan agreements was fully converted during fiscal 2012 and the other on December 28, 2012.

In addition, on December 30, 2012 management entered into an amended unsecured convertible loan agreement and an additional revolving line of credit which may provide approximately $717,000 of liquidity to meet on going working capital requirements. One agreement is an unsecured revolving line of credit with a major shareholder who is also an employee and the other is an unsecured convertible loan agreement with a major shareholder who is also a Director as discussed in Note 14. These facilities are available through December 2013.

The above available financing resources together with management’s revised strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the large order from a Tier 1 Supplier should provide the Company with the needed working capital for the foreseeable future.

16. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth

Net Sales
2012	$1,181,501	$1,178,538	$1,271,803	$1,129,447
2011	1,112,643	1,312,896	1,276,544	1,366,530
2010	1,636,717	1,394,060	1,390,355	837,880

Gross Profit
2012	392,712	402,681	479,189	482,546
2011	422,618	552,725	483,899	582,854
2010	876,542	528,246	642,349	271,148

Net Income (Loss)
2012	(183,140)	(224,781)	(170,975)	(205,070)
2011	(317,982)	(213,681)	(125,949)	(14,923)
2010	64,709	(335,542)	(151,479)	(527,184)

Net Income (Loss) per Common Share

Basic
2012	(.15)	(.16)	(.12)	(.14)
2011	(.25)	(.17)	(.10)	(.02)
2010	.05	(.27)	(.12)	(.42)

Diluted
2012	(.15)	(.16)	(.12)	(.14)
2011	(.25)	(.17)	(.10)	(.02)
2010	.05	(.27)	(.12)	(.42)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2012, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. An internal control system no matter how well designed and operated can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

January 14, 2013

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2013, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part III of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2013.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the executive officers of the Company as of September 30, 2012. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. The Board of Directors elected Mr. Gregory Zoloty Vice President of Finance and Chief Financial Officer in May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. James Allen was elected Vice President of Manufacturing by the Board of Directors in March 2012. Mr. Allen was elected Vice President of Production Engineering by the Board of Directors in February 2009. He joined the Company in August 1979. Mr. George Hart was elected Vice President of Engineering by the Board of Directors in February 2004. He joined the Company in April 1985. Mr. Patrick Bauman was elected Vice President Sales and Marketing by the Board of Directors in March 2012. Mr. Patrick Bauman was elected Vice President Distribution Sales and Marketing by the Board of Directors in February 2010. Mr. Patrick Bauman is the son of Mr. Robert Bauman. He joined the Company in December 1995.

OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	72

Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	60

Vice President, Manufacturing	James F. Allen	50

Vice President, Sales and Marketing	Patrick R. Bauman	42

Vice President, Engineering	George R. Hart	55

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2013, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of September 30, 2012 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

________________________________________________________________________________

Equity compensation plans approved by security holders	30,000	$6.52	-

Equity compensation plans not approved by security holders	-	-	-

Total	30,000		-

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2013, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2013, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2013, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 14th day of January, 2013:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Jennifer A. Elliott	Director
Jennifer A. Elliott

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX
EXHIBIT NO.:	DOCUMENT

3(a)	Amended Articles of Incorporation.

3(b)	Amended and Restated Code of Regulations.

10(a)	Hickok Incorporated 1997 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on September 17, 1998).

10(b)	Hickok Incorporated 2000 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(c)	Hickok Incorporated 2000 Key Employees Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 6, 2001).

10(d)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).

10(e)	Hickok Incorporated 2010 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2010 annual meeting of shareholders as filed with the Commission on January 26, 2010).

10(f)	Convertible Loan Agreement, dated December 30, 2011, among the Company, the Investors, and solely with respect to Section 3 thereof, Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(g)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to Roundball in the principal amount of $466,879.87 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(h)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to the Aplin Trust in the principal amount of $208,591.20 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(i)	Registration Rights Agreement, dated December 30, 2011, among the Company and the Investors (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(j)	Voting Agreement, dated December 30, 2011, among the Company, the Investors and the Class B Shareholders of the Company (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(k)	Subscription Agreement, dated December 30, 2011, between the Company and Roundball (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(l)	Form of Employment Agreement (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012).

10(m)	Revolving Credit Agreement, dated January 9, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 9, 2012) effective through April 13, 2013.

10(n)	Revolving Credit Promissory Note, dated January 9, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 9, 2012) effective through April 13, 2013.

10(o)	Revolving Credit Agreement, dated December 30, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 31, 2013.

10(p)	Warrant Agreement, dated December 30, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(q)	Amendment No. 1 to Convertible Loan Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2013.

10(r)	Warrant Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation
  *XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
The following pages contain the Consolidated Financial Statement Schedules as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2012 and 2011, and for each of the years in the three-year period ended September 30, 2012, and have issued our report thereon dated January 3, 2013; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

January 3, 2013
Cleveland, Ohio

                                               HICKOK INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2010
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $     (38) (1)    $      - (2)     $    (38) (3)     $   10,000

 Reserve for inventory obsolescence  $  455,000    $  154,086        $      -         $ 229,086 (4)     $  380,000

 Reserve for product warranty        $    4,482    $    3,602        $      -         $   4,669         $    3,415

 Valuation allowance deferred taxes  $3,483,200    $  310,500        $      -         $       -         $3,793,700

                                                  Year Ended September 30, 2011
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    8,313 (1)    $      - (2)     $   8,313 (3)     $   10,000

 Reserve for inventory obsolescence  $  380,000    $  334,568        $      -         $     568 (4)     $  714,000

 Reserve for product warranty        $    3,415    $      163        $      -         $   2,585         $      993

 Valuation allowance deferred taxes  $3,793,700    $  255,600        $      -         $       -         $4,049,300

                                                  Year Ended September 30, 2012
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $      374  (1)   $      - (2)     $     374 (3)     $   10,000

 Reserve for inventory obsolescence  $  714,000    $  185,697        $      -         $  48,697 (4)     $  851,000

 Reserve for product warranty        $      993    $    7,565        $      -         $   8,107         $      451

 Valuation allowance deferred taxes  $4,049,300    $  187,400        $      -         $       -         $4,236,700

(1) Classified as bad debt expense.

(2) Recoveries on accounts charged off in prior years.

(3) Accounts charged off during year as uncollectible.

(4) Inventory charged off during the year as obsolete.