Form 10-Q
period 2012-12-31
HICKOK INC
filed 2013-02-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 8, 2013:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2012	2011
Net Sales
Product Sales	$1,647,435	$1,110,740
Service Sales	91,468	70,761

Total Net Sales	1,738,903	1,181,501

Costs and Expenses
Cost of Product Sold	892,133	729,105
Cost of Service Sold	34,269	59,684
Product Development	231,147	224,737
Marketing and Administrative Expenses	417,243	349,641
Interest Charges	22,855	3,995
Other Income	(2,548)	(2,521)

Total Costs and Expenses	1,595,099	1,364,641

Income (Loss) before Provision for Income Taxes	143,804	(183,140)

Provision for (Recovery of) Income Taxes	-	-

Net Income (Loss)	$143,804	$(183,140)

Earnings per Common Share:
Net Income (Loss)	$.09	$(.15)

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$.09	$(.15)

Dividends per Common Share	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2012 (Unaudited)	September 30, 2012 (Note)	December 31, 2011 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$156,212	$258,798	$826,348
Trade Accounts Receivable-Net	1,129,405	702,846	566,386
Notes Receivable-Current	3,600	3,600	2,400
Inventories	1,870,119	1,734,770	1,833,416
Prepaid Expenses	73,816	123,957	89,457

Total Current Assets	3,233,152	2,823,971	3,318,007

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,374,319	2,374,319	2,346,024

	4,037,516	4,037,516	4,009,221

Less: Allowance for Depreciation	3,714,001	3,688,266	3,641,412

Total Property - Net	323,515	349,250	367,809

Other Assets
Notes Receivable-Long-term	30,100	31,000	34,900
Deposits	1,750	1,750	1,750

Total Other Assets	31,850	32,750	36,650

Total Assets	$3,588,517	$3,205,971	$3,722,466

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2012 (Unaudited)	September 30, 2012 (Note)	December 31, 2011 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$100,000	$-	$250,000
Convertible Notes Payable	-	208,591	233,441
Trade Accounts Payable	292,341	178,835	143,156
Accrued Payroll & Related Expenses	132,443	149,636	122,905
Accrued Expenses	323,365	306,475	199,312
Accrued Taxes Other Than Income	59,432	44,559	62,680
Accrued Income Taxes	-	-	-

Total Current Liabilities	907,581	888,096	1,011,494

Long-Term Financing	-	-	-

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,045,597 shares outstanding at September 30, 2012 and 919,412 December 31, 2011) excluding 15,795 shares in treasury	1,261,188	1,045,597	919,412

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (474,866 at September 30, 2012 and December 31, 2011)excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,413,306	1,409,640	1,328,096

Retained Earnings	(468,424)	(612,228)	(11,402)

Total Stockholders' Equity	2,680,936	2,317,875	2,710,972

Total Liabilities and Stockholders' Equity	$3,588,517	$3,205,971	$3,722,466

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2012	2011

Cash Flows from Operating Activities:
Cash received from customers	$1,312,344	$1,337,846
Cash paid to suppliers and employees	(1,493,998)	(1,277,898)
Interest paid	-	(3,950)
Interest received	93	170

Net Cash Provided By (Used In) Operating Activities	(181,561)	56,168

Cash Flows from Investing Activities:
Capital expenditures	-	(9,029)
Payments received on notes receivable	900	800

Net Cash Provided By (Used In) Investing Activities	900	(8,229)

Cash Flows from Financing Activities:
Cost for additional Authorized shares	(21,925)	-
Increase in Short-term borrowings	100,000	-
Increase in Convertible Notes Payable	-	466,879
Sale of Class B shares from treasury	-	37,000

Net Cash Provided By (Used In) Financing Activities	78,075	503,879

Net increase (decrease) in cash and cash equivalents	(102,586)	551,818

Cash and cash equivalents at beginning of year	258,798	274,530

Cash and cash equivalents at end of first quarter	$156,212	$826,348

See Notes to Consolidated Financial Statements

	2012	2011

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$143,804	$(183,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25,735	27,499
Non-cash share-based compensation expense	2,841	2,865
Non-cash professional service expense	7,000	-
Non-cash interest expense	22,750	-
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(426,559)	156,345
Decrease (Increase) in inventories	(135,349)	130,527
Decrease (Increase) in prepaid expenses	50,141	(36,190)
Increase (Decrease) in accounts payable	113,506	(30,692)
Increase (Decrease) in accrued payroll and related expenses	(17,193)	(20,044)
Increase (Decrease) in accrued expenses and accrued taxes other than income	31,763	8,998

Total Adjustments	(325,365)	239,308

Net Cash Provided By (Used In) Operating Activities	$(181,561)	$56,168

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$208,591	$233,438

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2012

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2012.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2012	September 30, 2012	December 31, 2011

Components	$1,036,824	$1,061,957	$1,051,776
Work-in-Process	596,926	451,733	486,813
Finished Product	236,369	221,080	294,827

	$1,870,119	$1,734,770	$1,833,416

The above amounts are net of reserve for obsolete inventory in the amount of $883,903, $851,000 and $762,000 for the periods ended December 31, 2012, September 30, 2012 and December 31, 2011 respectively.

3. Notes Receivable

The Company has notes receivable with a current and former employee at an interest rate of three percent per annum. The Company does not anticipate repayment within the next twelve months.

4. Convertible Notes Payable

 On December 30, 2011, Hickok Incorporated entered into a Convertible Loan Agreement with Roundball, LLC and the Aplin Family Trust. Under the Convertible Loan Agreement, the Company issued a convertible note to Roundball in the amount of $466,879 and a convertible note to the Aplin Family Trust in the amount of $208,591. In addition, Roundball, LLC shall have the right to cause the Company to borrow up to an additional $466,880 from Roundball, LLC. The notes were unsecured, bore interest at a rate of 0.20% per annum and were set to mature on December 30, 2012.

In addition, the Company sold 20,000 Class B Common Shares currently held in treasury to Roundball at a price of $1.85 per share per a subscription agreement between the Company and Roundball dated December 30, 2011.

The notes were convertible by the Investors at any time into Class A Common Shares of the Company, at a conversion price of $1.85 per share, although up to no more than 504,735 Conversion Shares for Roundball and no more than 112,752 Conversion Shares for the Aplin Family Trust. The Company had the option to convert the notes at the expiration date, if the investors had not during the course of the agreement. On December 30, 2011, Roundball converted $233,438 into Class A Common Shares of the Company. In addition, on August 20, 2012 Roundball converted the remaining $233,441 under the Convertible Loan Agreement into Class A Common Shares of the Company.

On December 28, 2012, the Aplin Family Trust converted the $208,591 under the Convertible Loan Agreement into Class A Common Shares of the Company.

On December 30, 2012 management entered into an amended Convertible Loan Agreement with Roundball which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2012 to December 31, 2013 and modifying the terms to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.24%.

In partial consideration for Amendment No. 1, the Company and Roundball entered into a Warrant Agreement, dated  December 30, 2012, whereby the Company issued a warrant to the Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. If not exercised, this warrant will expire on December 30, 2015. Roundball is an affiliate of Steven Rosen, a Director of the Company.

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is amortized over the one year amended convertible loan agreement period. During the quarter ended December 31, 2012, $11,375 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the three month period ended December 31, 2012: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

5. Short-term Financing

The Company had a credit agreement of $250,000 with Robert L. Bauman, one of its major shareholders who is also an employee of the Company. The agreement was to expire in April 2013 but was modified on December 31, 2012 to extend the maturity date to December 2013. Effective October 30, 2012 for the remainder of the agreement, the lender may terminate the agreement with 45 days written notice, but it is at the discretion of the Company to deny the termination notice until December 2013 if it will have a negative effect on the solvency of the Company.

The agreement provides for a revolving credit facility of $250,000 with interest at 0.24% per annum and is unsecured and includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The Company had outstanding borrowings of $100,000 under this loan facility at December 31, 2012.

In partial consideration for the extension of the revolving credit facility the Company and Bauman entered into a Warrant Agreement, dated December 30, 2012 whereby the Company issued a warrant to Bauman to purchase, at his option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. If not exercised, this warrant will expire on December 30, 2015.

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is amortized over the one year credit agreement period. During the quarter ended December 31, 2012, $11,375 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the three month period ended December 31, 2012: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Under the Company's Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, are exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Under the Employee Plans there are no options currently available for grant and there are no options outstanding at December 31, 2012. Options for 26,850 Class A shares were outstanding at December 31, 2011 at a price of $3.55 per share.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans"), provide for the automatic grant of options to purchase up to 38,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 42,000 Class A shares were outstanding at December 31, 2012 (42,000 shares at September 30, 2012 and 38,000 shares at December 31, 2011) at prices ranging from $2.925 to $11.00 per share. All outstanding options under the Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at December 31, 2012:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - $5.25	23,000	$3.43	6.3	12,667	$3.84
$6.00 - $7.25	11,000	$6.46	4.3	9,333	$6.55
$10.50 - $11.00	8,000	$10.75	4.8	8,000	$10.75

	42,000	$5.62		30,000	$6.52

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options were immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2012 $2,841 was expensed as share-based compensation. During the quarter ended December 31, 2011 $2,865 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2012 and 2011 respectively: a risk free interest rate of 5.5% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .75.

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

Unissued shares of Class A common stock (769,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

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

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share."  The required reconciliations are as follows:

	Three Months ended December 31,
	2012	2011
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$143,804	$(183,140)

Shares denominator	1,528,541	1,251,273

Per share amount	$.09	$(.15)

Effect of Dilutive Securities
Average shares outstanding	1,528,541	1,251,273
Stock options	12,942	-

	1,541,483	1,251,273

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$143,804	$(183,140)

Per share amount	$.09	$(.15)

Options and warrants to purchase 42,000 and 200,000 shares of common stock respectively during the first quarter of fiscal 2013 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

Options to purchase 64,850 shares of common stock during the first quarter of fiscal 2012 at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 491,304 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share during the first quarter of fiscal 2012 because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2012	2011
Net Sales
Indicators and Gauges	$410,226	$378,003
Automotive Diagnostic Tools and Equipment	1,328,677	803,498

	$1,738,903	$1,181,501

Income (Loss) before Provision for Income Taxes
Indicators and Gauges	$111,624	$57,465
Automotive Diagnostic Tools and Equipment	307,465	(15,256)
General Corporate Expenses	(275,285)	(225,349)

	$143,804	$(183,140)

Asset Information
Indicators and Gauges	$831,059	$729,421
Automotive Diagnostic Tools and Equipment	2,167,252	1,667,391
Corporate	590,206	1,325,654

	$3,588,517	$3,722,466

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,700,435	$1,112,633
Australia	-	12,053
Canada	28,054	13,752
Taiwan	-	32,405
Other foreign countries	10,414	10,658

	$1,738,903	$1,181,501

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

11. Subsequent Events

The Company has evaluated subsequent events through February 7, 2013, which is the date the financial statements were available to be issued, and has determined there were no subsequent events to recognize or disclose in these financial statements.

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

In addition, on December 30, 2012 management entered into an amended unsecured convertible loan agreement and an additional revolving line of credit which may provide approximately $717,000 of liquidity to meet on going working capital requirements. One agreement is an unsecured revolving line of credit with a major shareholder who is also an employee and the other is an unsecured convertible loan agreement with a major shareholder who is also a Director as discussed in Notes 4 and 5. These facilities are available through December 2013.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2012 through December 31, 2012)
Fiscal 2013 Compared to First Quarter Fiscal 2012
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $410,226 and $378,003 for the first quarter of fiscal 2013 and fiscal 2012, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,328,677 and $803,498 for the first quarter of fiscal 2013 and fiscal 2012, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2012 were $1,647,435 versus $1,110,740 for the quarter ended December 31, 2011. The increase in product sales during the current quarter of approximately $537,000 was volume related due primarily to increased sales of automotive diagnostic testing products to OEM's of approximately $681,000 and indicator products of approximately $30,000 offset by a decrease in sales of non-emission aftermarket products and emissions testing products of approximately $96,000 and $78,000 respectively. Product sales are expected to continue at current levels for the second quarter due to the completion of the large order in January 2013. Management continues to be concerned about the current economic conditions in the markets the Company serves. Although the current economic uncertainties make forecasting difficult, product sales are expected to decrease slightly during the third and fourth quarter of fiscal 2013.

Service sales for the quarter ended December 31, 2012 were $91,468 versus $70,761 for the quarter ended December 31, 2011. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to decrease slightly for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2013 was $892,133 (54.2% of product sales) as compared to $729,105 (65.6% of product sales) in the first quarter of fiscal 2012. The decrease in the cost of product sold percentage was due primarily to a change in product mix. The dollar increase is due to the volume increase of product sales during the current quarter. The current cost of product sold percentage is expected to continue for the second quarter and increase slightly for the third and fourth quarters.

Cost of service sold in the first quarter of fiscal 2013 was $34,269 (37.5% of service sales) as compared to $59,684 (84.3% of service sales) in the first quarter of fiscal 2012. The percentage decrease was due primarily to a higher sales volume and product specifics of chargeable repairs. The current cost of services sold percentage is expected to increase slightly for the balance of the fiscal year.

Product development expenses were $231,147 in the first quarter of fiscal 2013 (14.0% of product sales) as compared to $224,737 (20.2% of product sales) in the first quarter of fiscal 2012. The percentage decrease was due primarily to higher product sales during the current quarter. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $417,243 (24.0% of total net sales) in the first quarter of fiscal 2013 versus $349,641 (29.6% of total net sales) for the same period a year ago. The percentage decrease was due primarily to the higher level of total sales for the current quarter. Marketing expenses were approximately $162,000 in the first quarter of fiscal 2013 versus $126,000 for the same period a year ago. Within marketing expenses, wages, royalty expense, consulting expense and advertising expenses increased by approximately $17,000, $19,000, $2,000 and 1,000 respectively. Credit and collection expense decreased by approximately $2,000. Administrative expenses were approximately $255,000 in the first quarter of fiscal 2013 versus $224,000 for the same period a year ago. Within administrative expenses professional fees and wages increased approximately $33,000 and $4,000 respectively. The increases were offset in part by decreases in repairs and maintenance expenses, and directors fees and expenses, of approximately $7,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to continue for the balance of the fiscal year.

Interest expense was $22,855 in the first quarter of fiscal 2013 which compares with $3,995 in the first quarter of fiscal 2012. The increase in interest charges in the current quarter compared to a year ago was due to recording as non-cash interest expense the present value of one fourth of the warrants issued in December 2012. Interest on the line of credit borrowing declined by approximately $3,900 during the current fiscal year. The current level of interest expense is anticipated to continue for the remainder of the fiscal year.

Other income was $2,548 in the first quarter of fiscal 2013 which compares with $2,521 in the first quarter of fiscal 2012. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings.

Income taxes in the first quarter of fiscal 2013 was $0 which compares with income taxes of $0 in the first quarter of fiscal 2012. In the first quarter of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically the carryforward of net operating loss carryforwards. In the first quarter of fiscal 2012 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

Net income in the first quarter of fiscal 2013 was $143,804 which compares with a net loss of $183,140 in the first quarter of fiscal 2012. The net income in fiscal 2013 was due primarily to a higher sales volume.

 Management took steps to reduce expenses throughout the Company in fiscal 2009, 2010 and 2011 in the form of substantial reductions in personnel, wage reductions for all personnel and expenditure restrictions in most aspects of the Company's operations. Anticipated cost savings were achieved during the past four years and during the current quarter ended December 31, 2012. Management expects these measures to continue through fiscal 2013. In addition, the Board of Directors reduced and then eliminated all Board of Directors fees until Company financial conditions improve.

Unshipped customer orders as of December 31, 2012 were $1,372,000 versus $659,000 at December 31, 2011. The $713,000 increase was due primarily to increased orders for automotive diagnostic products to OEM's and aftermarket products which include emissions products of approximately $667,000 and $36,000 respectively. In addition, orders for indicator products also increased by approximately $10,000. The Company anticipates that most of the current backlog will be shipped in fiscal 2013.

Liquidity and Capital Resources

Total current assets were $3,233,152, $2,823,971 and $3,318,007 at December 31, 2012, September 30, 2012 and December 31, 2011, respectively. The decrease of approximately $85,000 from December to December is due primarily to the decrease in cash and cash equivalents, prepaid expenses of approximately $670,000 and $16,000 respectively, offset by increases in accounts receivable and inventory of approximately $563,000 and $37,000 respectively. The decrease in cash and cash equivalents combined with the increase in accounts receivable was due to the large order obtained in October of 2012 for an OEM supplier. The increase from September 30, 2012 to December 31, 2012 is due primarily to the increase in accounts receivable and inventory of approximately $427,000 and $135,000 respectively, offset in part by the decrease in cash and cash equivalents and prepaid expenses of approximately $103,000 and $50,000 respectively. The increase in accounts receivable and inventory was due primarily to the production and shipment of the large order obtained in October of 2012 for an OEM supplier.

Working capital as of December 31, 2012 amounted to $2,325,571 as compared with $2,306,513 a year earlier. Current assets were 3.6 times current liabilities and total cash and cash equivalents and receivables were 1.4 times current liabilities. These ratios compare to 3.3 and 1.4, respectively, at December 31, 2011.

Internally generated funds during the three months ended December 31, 2012 were a negative $181,561. There were no capital expenditures during the period. The primary reason for the negative cash flow from operations was the increase in accounts receivable and inventory of approximately $427,000 and $135,000 respectively offset in part by the net income during the current quarter. The Company does not anticipate any material capital expenditures during fiscal 2013. In addition, the Company believes that cash and cash equivalents together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the three months ended December 31, 2012 increased by $363,061 which was the net income during the period of $143,804, sale of Class A Conversion shares of $208,591, issuance of Class A Common shares for consulting services of $7,000, share-based compensation expense of $2,841, non-cash interest expense on warrants issued of $22,750 and filing fees for additional authorized common shares of $21,925.

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

During fiscal 2013 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2013 there will be a negative but temporary impact on liquidity. The Company has reduced wages, headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements.

Off-Balance Sheet Arrangements

Hickok has no off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has a balance of $100,000 on its credit facility at December 31, 2012, which is subject to a fixed rate of interest of 0.24%. As a result, the Company believes that the market risk related to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of December 31, 2012, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2012. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

The Company is a named defendant along with numerous other companies in a suit in the State of Michigan regarding asbestos harm to the plaintiff. The Company has engaged a Michigan attorney to provide representation. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2012. The Company believes the suit is without merit and is pursuing dismissal of the case.

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

HICKOK INCORPORATED (Registrant)

Date: February 14, 2013	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 14, 2013	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer