Form 10-Q
period 2013-03-31
HICKOK INC
filed 2013-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No_X_

As of May 9, 2013:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2013	2012	2013	2012
Net Sales
Product Sales	$1,891,252	$1,069,951	$3,538,687	$2,180,691
Service Sales	73,086	108,587	164,554	179,348

Total Net Sales	1,964,338	1,178,538	3,703,241	2,360,039

Costs and Expenses
Cost of Product Sold	1,064,770	710,841	1,956,903	1,439,946
Cost of Service Sold	43,391	65,016	77,660	124,700
Product Development	246,098	248,493	477,245	473,230
Marketing and Administrative Expenses	468,755	385,635	885,998	735,276
Interest Charges	22,823	1,566	45,678	5,561
Other Income	(930)	(8,232)	(3,478)	(10,753)

Total Costs and Expenses	1,844,907	1,403,319	3,440,006	2,767,960

Income (Loss) before Provision for Income Taxes	119,431	(224,781)	263,235	(407,921)

Provision for (Recovery of) Income Taxes	-	-	-	-

Net Income (Loss)	$119,431	$(224,781)	$263,235	$(407,921)

Earnings per Common Share:
Net Income (Loss)	$.08	$(.16)	$.17	$(.31)

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$.07	$(.16)	$.16	$(.31)

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2013 (Unaudited)	September 30, 2012 (Note)	March 31, 2012 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$883,341	$258,798	$654,713
Trade Accounts Receivable-Net	727,095	702,846	511,656
Notes Receivable - Current	3,600	3,600	2,400
Inventories	1,480,154	1,734,770	1,825,281
Prepaid Expenses	84,596	123,957	69,926

Total Current Assets	3,178,786	2,823,971	3,063,976

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,378,319	2,374,319	2,340,232

	4,041,516	4,037,516	4,003,429

Less: Allowance for Depreciation	3,739,735	3,688,266	3,657,006

Total Property - Net	301,781	349,250	346,423

Other Assets
Notes Receivable - Long-term	29,500	31,000	34,000
Deposits	1,750	1,750	1,750

Total Other Assets	31,250	32,750	35,750

Total Assets	$3,511,817	$3,205,971	$3,446,149

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2013 (Unaudited)	September 30, 2012 (Note)	March 31, 2012 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$-	$-	$-
Convertible Notes Payable	-	208,591	442,032
Trade Accounts Payable	128,389	178,835	161,200
Accrued Payroll & Related Expenses	154,344	149,636	159,820
Accrued Expenses	383,226	306,475	202,378
Accrued Taxes Other Than Income	21,533	44,559	25,480
Accrued Income Taxes	-	-	-

Total Current Liabilities	687,492	888,096	990,910

Long-Term Financing	-	-	-

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,045,597 shares outstanding at September 30, 2012 and 919,412 March 31, 2012) excluding 15,795 shares in treasury	1,261,188	1,045,597	919,412

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (454,866 shares outstanding at September 30, 2012 and March 31, 2012) excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,437,264	1,409,630	1,297,144

Retained Earnings	(348,993)	(612,228)	(236,183)

Total Stockholders' Equity	2,824,325	2,317,875	2,455,239

Total Liabilities and Stockholders' Equity	3,511,817	$3,205,971	$3,446,149

HICKOK INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2013	2012

Cash Flows from Operating Activities:
Cash received from customers	$3,678,992	$2,571,114
Cash paid to suppliers and employees	(3,030,303)	(2,603,182)
Interest paid	-	(6,641)
Interest received	279	550
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	648,968	(38,159)

Cash Flows from Investing Activities:
Capital expenditures	(4,000)	(21,093)
Payments received on notes receivable	1,500	1,700
Proceeds on sale of assets	-	9,500

Net Cash Provided By (Used In) Investing Activities	(2,500)	(9,893)

Cash Flows from Financing Activities:
Short-term borrowing	250,000	-
Payments on short-term borrowings	(250,000)	-
Cost for additional Authorized shares	(21,925)	-
Convertible Notes issue costs	-	(34,235)
Decrease in long-term financing	-	(250,000)
Increase in Convertible Notes Payable	-	675,470
Sale of Class B shares from treasury	-	37,000

Net Cash Provided By (Used In) Financing Activities	(21,925)	428,235

Net increase (decrease) in cash and cash equivalents	624,543	380,183

Cash and cash equivalents at beginning of year	258,798	274,530

Cash and cash equivalents at end of second quarter	$883,341	$654,713

See Notes to Consolidated Financial Statements

	2013	2012

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$263,235	$(407,921)
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	51,469	54,997
Non-cash share-based compensation expense	4,049	6,148
Non-cash professional service expense	7,000	-
Non-cash interest expense	45,500	-
Gain on disposal of assets	-	(3,548)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(24,249)	211,075
Decrease (Increase) in inventories	254,616	138,662
Decrease (Increase) in prepaid expenses	39,361	(16,659)
Increase (Decrease) in accounts payable	(50,446)	(12,648)
Increase (Decrease) in accrued payroll and related expenses	4,708	16,871
Increase (Decrease) in accrued expenses and accrued taxes other than income	53,725	(25,136)

Total Adjustments	385,733	369,762

Net Cash Provided By (Used In) Operating Activities	$648,968	$(38,159)

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$208,591	$233,438

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2012.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2013	September 30, 2012	March 31, 2012

Components	$942,802	$1,061,957	$1,087,525
Work-in-Process	341,766	451,733	508,251
Finished Product	195,586	221,080	229,505

	$1,480,154	$1,734,770	$1,825,281

The above amounts are net of reserve for obsolete inventory in the amount of $916,903, $851,000 and $810,000 for the periods ended March 31, 2013, September 30, 2012 and March 31, 2012 respectively.

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

In partial consideration for Amendment No. 1, the Company and Roundball entered into a Warrant Agreement, dated  December 30, 2012, whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. If not exercised, this warrant will expire on December 30, 2015. Roundball is an affiliate of Steven Rosen, a Director of the Company.

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is amortized over the one year amended convertible loan agreement period. During the three and six month periods ended March 31, 2013, $11,375 and $22,750 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

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

The agreement provides for a revolving credit facility of $250,000 with interest at 0.24% per annum and is unsecured and includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. During the three month period ended March 31, 2013 the Company borrowed $250,000 against this loan facility and the Company repaid the outstanding balance of $250,000 on the Revolving Credit Agreement with Robert L. Bauman on February 21, 2013. The Company had no outstanding borrowings under this loan facility at March 31, 2013.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is amortized over the one year credit agreement period. During the three and six month periods ended March 31, 2013, $11,375 and $22,750 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the three and six month month periods ended March 31, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

On February 27, 2013, the Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders.

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of March 31, 2013.

Under the Company's expired Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, were exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Under the expired Employee Plans there are no options currently available for grant and there are no options outstanding at March 31, 2013. Options for 26,850 shares at $3.55 per share expired during the three month period ended March 31, 2012.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 31,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 31,000 Class A shares were outstanding at March 31, 2013 (33,000 shares at September 30, 2012 and 42,000 shares at March 31, 2012) at prices ranging from $2.925 to $11.00 per share. Options for 2,000 shares expired during the three month period ended March 31, 2013 at $3.67 per share. Options for 7,000 shares were granted under the expired Directors Plans during the three month period ended March 31, 2012, at a price of $2.925 per share. In addition, options for 3,000 shares expired during the three month period ended March 31, 2012 at $3.55 per share. All outstanding options under the expired Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at March 31, 2013:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	17,000	$3.34	7.2	11,000	$3.56
$6.00 - 7.25	8,000	$6.43	4.3	8,000	$6.43
$10.50 - 11.00	6,000	$10.75	4.5	6,000	$10.75

	31,000	$5.57		25,000	$6.20

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2013 and 2012 respectively $1,208 and $3,283; $4,049 and $6,148 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2013 and 2012 respectively: a risk free interest rate of 5.0% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .75.

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

Unissued shares of Class A common stock (958,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

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

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:
Three Months Ended March 31,	Six Months Ended March 31,

	2013	2012	2013	2012
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$119,431	$(224,781)	$263,235	$(407,921)

Shares denominator	1,638,215	1,394,278	1,582,776	1,322,385

Per share amount	$.08	$(.16)	$.17	$(.31)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,394,278	1,582,776	1,322,385
Stock options	30,044	-	30,044	-

	1,668,259	1,394,278	1,612,820	1,322,385

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$119,431	$(224,781)	$263,235	$(407,921)

Per share amount	$.07	$(.16)	$.16	$(.31)

Options and warrants to purchase 31,000 and 200,000 shares of common stock respectively during the second quarter and the first six months of fiscal 2013 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

Options to purchase 42,000 shares of common stock during the second quarter and the first six months of fiscal 2012 at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 491,304 shares of common stock during the second quarter and the first six months of fiscal 2012 at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:
Three Months Ended March 31,	Six Months Ended March 31,

	2013	2012	2013	2012
Net Sales
Indicators and Gauges	$417,607	$352,372	$827,833	$730,375
Automotive Diagnostic Tools and Equipment	1,546,731	826,166	2,875,408	1,629,664

	$1,964,338	$1,178,538	$3,703,241	$2,360,039

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$113,216	$44,125	$224,840	$101,590
Automotive Diagnostic Tools and Equipment	297,435	(45,700)	604,900	(60,956)
General Corporate Expenses	(291,220)	(223,206)	(566,505)	(448,555)

	$119,431	$(224,781)	$263,235	$(407,921)

Asset Information
Indicators and Gauges			$807,464	$759,865
Automotive Diagnostic Tools and Equipment			1,398,266	1,575,177
Corporate			1,306,087	1,111,107

			$3,511,817	$3,446,149

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,896,250	$1,143,642	$3,596,685	$2,256,275
Australia	14,231	23,556	14,231	35,609
Canada	22,644	-	50,698	13,752
Mexico	3,488	10,080	10,536	20,160
Taiwan	22,481	1,260	22,481	33,665
Other foreign countries	5,244	-	8,610	578

	$1,964,338	$1,178,538	$3,703,241	$2,360,039

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

11. Subsequent Events

The Company has evaluated subsequent events through May 6, 2013, which is the date the financial statements were available to be issued, and has determined there were no subsequent events to recognize or disclose in these financial statements.

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

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing if needed. Management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, the Company has net operating loss carryforwards, currently valued at $0, that offset taxable income.

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

The above available financing resources together with management’s revised strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the revenues generated from the large order from a Tier 1 Supplier should provide the Company with the needed working capital for the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2013 through March 31, 2013)
Fiscal 2013 Compared to Second Quarter Fiscal 2012
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $417,607 and $352,372 for the second quarter of fiscal 2013 and fiscal 2012, respectively and $827,833 and $730,375 for the first six months of fiscal 2013 and fiscal 2012, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,546,731 and $826,166 for the second quarter of fiscal 2013 and fiscal 2012, respectively, and $2,875,408 and $1,629,664 for the first six months of fiscal 2013 and fiscal 2012, respectively. The increased sales volume was primarily due to the large order from a Tier 1 OEM supplier.

Results of Operations

Product sales for the quarter ended March 31, 2013 were $1,891,252 versus $1,069,951 for the quarter ended March 31, 2012. The 77% increase in product sales during the current quarter of approximately $821,000 was volume related due primarily to increased sales of automotive diagnostic testing products to OEM's of approximately $689,000. Sales of emission products increased by approximately $108,000, offset in part by a decrease in aftermarket sales of approximately $47,000. In addition, sales of indicator products increased by approximately $71,000. Management continues to be concerned about the current economic conditions in the markets the Company serves. Product sales are expected to decrease slightly during the remainder of fiscal 2013.

Service sales for the quarter ended March 31, 2013 were $73,086 versus $108,587 for the quarter ended March 31, 2012. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2013 was $1,064,770 (56.3% of product sales) as compared to $710,841 (66.4% of product sales) in the second quarter of fiscal 2012. The decrease in the cost of product sold percentage was due primarily to a change in product mix. The dollar increase is due to the volume increase of product sales during the current quarter, primarily the completion of the order for a Tier 1 OEM supplier.  The current cost of product sold percentage is expected to increase slightly for the balance of the fiscal year due to an anticipated change in product mix.

Cost of service sold in the second quarter of fiscal 2013 was $43,391 (59.4% of service sales) as compared to $65,016 (59.9% of service sales) in the second quarter of fiscal 2012. The dollar decrease was due primarily to the decrease in service sales in the current quarter. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year.

Product development expenses were $246,098 in the second quarter of fiscal 2013 (13.0% of product sales) as compared to $248,493 (23.2% of product sales) in the second quarter of fiscal 2012. The percentage decrease was due primarily to higher product sales during the current quarter. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $468,755 (23.9% of total sales) in the second quarter of 2013 versus $385,635 (32.7% of total sales) for the same period a year ago. Marketing expenses were approximately $199,000 in the second quarter of fiscal 2013 versus $156,000 for the same period a year ago. Within marketing expenses, royalty expense, labor costs, commissions and advertising expenses increased by approximately $28,000, $11,000, $8,000 and $2,000 respectively. These increases were offset in part by decreases in outside consulting expenses, credit and collection expense and travel expenses of approximately $2,000, $1,000 and $1,000 respectively. Administrative expenses were approximately $269,000 in the second quarter of fiscal 2013 versus $230,000 for the same period a year ago. Within administrative expenses professional fees increased by approximately $46,000, offset in part by a decrease in repairs and maintenance computer equipment of approximately $8,000. The current level of marketing and administrative expenses are expected to decrease slightly for the balance of the fiscal year.

Interest expense was $22,823 in the second quarter of fiscal 2013 which compares to $1,566 in the second quarter of fiscal 2012. The increase in interest charges in the current quarter compared to a year ago was was due to recording as non-cash interest expense a portion of the present value of  the warrants issued in December 2012. Interest on the line of credit and convertible notes payable declined by approximately $1,273 and $220 respectively. The current level of interest expense is expected to continue for the remainder of the fiscal year.

Other income was $930 in the second quarter of fiscal 2013 which compares with $8,232 in the second quarter of fiscal 2012. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a gain of approximately $3,500 on the sale of a company vehicle and a higher level of scrap metal sales of approximately $3,300 during the second quarter a year ago with no similar sales in the current year.

Income taxes in the second quarter of fiscal 2013 was $0 which compares with income taxes of $0 in the second quarter of fiscal 2012. In the second quarter of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards. In the second quarter of fiscal 2012 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

Net income in the second quarter of fiscal 2013 was $119,431 which compares with a net loss of $224,781 in the second quarter of fiscal 2012. The net income in fiscal 2013 was primarily the result of a higher sales volume.

Unshipped customer orders as of March 31, 2013 were $639,000 versus $649,000 at March 31, 2012. The decrease was due to decreased orders in indicator products of approximately $83,000, offset in part by an increase in orders for automotive diagnostic products of approximately $73,000, specifically $44,000 for diagnostic products to automotive OEM's and orders to the aftermarket which includes emissions products of approximately $29,000. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2013.

Results of Operations, Six Months Ended March 31, 2013
Compared to Six Months Ended March 31, 2012

Product sales for the six months ended March 31, 2013 were $3,538,687 versus $2,180,691 for the same period in fiscal 2012. The increase in product sales during the first six months of the current fiscal year of approximately $1,358,000 was volume related due primarily to increased sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to OEM's of approximately $1,370,000. Sales of emission products increased by approximately $31,000, offset in part by a decrease in aftermarket sales of approximately $143,000. In addition, sales of indicator products increased by approximately $101,000. The increase in product sales to OEM's is due to the large order completed during the current year for a Tier 1 OEM supplier. Management anticipates product sales for the third and fourth quarter will decrease slightly.

Service sales for the six months ended March 31, 2013 were $164,554 compared with $179,348 for the same period in fiscal 2012. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,956,903 or (55.3% of product sales) compared to $1,439,946 (66.0% of product sales) for the six months ended March 31, 2012. The percentage decrease in the cost of product sold was due primarily to a higher sales volume, higher plant utilization and a change in product mix. The change in mix was largely increased sales of automotive diagnostic testing products to OEM's. The dollar increase is due to the volume increase of product sales during the current quarter. The current cost of product sold percentage is expected to increase slightly for the balance of the fiscal year due to an anticipated change in product mix.

Cost of service sold was $77,660 (47.2% of service sales) compared with $124,700 (69.5% of service sales) for the six months ended March 31, 2012. The dollar and percentage decrease was due primarily to a lower sales volume and product specifics of chargeable repairs. The cost of services sold percentage is expected to increase moderately for the balance of the fiscal year.

Product development expenses were $477,245 (13.5% of product sales) compared to $473,230 (21.7% of product sales) for the six months ended March 31, 2012. The percentage decrease was due primarily to higher product sales during the current six months of fiscal 2013. The current level of product development expenditures is expected to continue for the balance of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $885,998 for the six months ended March 31, 2013 (23.9% of total sales) versus $735,276 (31.2% of total sales) for the six months ended March 31, 2012. The percentage decrease was due primarily to the higher level of total sales for the current six months of fiscal 2013. Marketing expenses were approximately $362,000 during the first six months of the current fiscal year as compared to $282,000 for the same period a year ago. Within marketing expenses, increases were primarily in royalties, labor costs, commissions and advertising expense of approximately $47,000, $28,000, $8,000 and $3,000 respectively. These increases were offset in part by decreases in credit and collection expense and travel expenses of approximately $4,000, and $1,000 respectively. Administrative expenses were approximately $524,000 during the first six months of the current fiscal year as compared to $454,000 for the same period a year ago. The dollar increase was due primarily to increases in professional fees, labor costs and travel expenses of approximately $78,000, $3,000 and $2,000 respectively, offset in part by a decrease in repairs and maintenance computer equipment of approximately $13,000. The current level of marketing and administrative expenses are expected to decrease slightly for the remainder of the fiscal year.

Interest expense was $45,678 for the six months ended March 31, 2013, and $5,561 for the same period in 2012. The increase in interest charges in the current six month period compared to a year ago was due primarily to recording as non-cash interest expense a portion of the present value of the warrants issued in December 2012. Interest on the line of credit and convertible notes payable declined by approximately $5,264 and $119 respectively. The current level of interest expense is expected to continue for the third and fourth quarters of the year due to the remaining present value to be recorded as interest expense on the warrants issued in 2012.

Other income of $3,478 for the six months ended March 31, 2013 compares with other income of $10,753 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to the gain on the sale of a company vehicle and an increase in the sale of scrap metal shavings of approximately $3,500 and $3,000 respectively during the prior year six month period with no similar sales in the current year. The current level of other income is expected to decrease for the remainder of fiscal 2013.

Income taxes during the first six months of fiscal 2013 was $0 which compares with income taxes of $0 in the first six months of fiscal 2012. In the first six months of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards. In the first six months of fiscal 2012 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

Net income for the six months ended March 31, 2013 was $263,235 compared with a net loss of $407,921 for the six months ended March 31, 2012. The net income for the first half of fiscal 2013 was primarily the result of a higher sales volume.

Liquidity and Capital Resources

Total current assets were $3,178,786, $2,823,971 and $3,063,976 at March 31, 2013, September 30, 2012 and March 31, 2012, respectively. The increase of approximately $115,000 from March to March was due primarily to the increase in cash and cash equivalents, accounts receivable and prepaid expenses of approximately $229,000, $215,000 and $15,000 respectively, offset by a decrease in inventory of approximately $345,000. The increase in cash and cash equivalents and accounts receivable combined with the decrease in inventory was due primarily to the increase in the sales volume during the period. The decrease in inventory was due partially to a higher obsolescence reserve level, and in addition management's actions to reduce inventory levels during the period. The increase from September to March of approximately $355,000 was due primarily to the increase in cash and cash equivalents of approximately $625,000, offset in part by a decrease in inventory of approximately $255,000. The increase in cash and cash equivalents was due primarily to the higher level of sales and the subsequent collection of accounts receivable during the period. The decrease in inventory was due partially to a higher obsolescence reserve level, and in addition management's actions to reduce inventory levels during the period.

Working capital as of March 31, 2013 amounted to $2,491,294 as compared with $2,073,066 a year earlier. Current assets were 4.6 times current liabilities compared to 3.1 a year ago. The quick ratio was 2.3 compared to 1.2 a year ago.

Internally generated funds during the six months ended March 31, 2013 were $648,968. Capital expenditures during the period were $4,000. The primary reason for the positive cash flow from operations was the net income generated from the large order from a Tier 1 Supplier to an OEM and the decrease in inventory during the period. The Company does not anticipate any material capital expenditures during fiscal 2013. In addition, the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs through the end of fiscal 2013.

Shareholders' equity during the six months ended March 31, 2013 increased by $506,450 which was the net income during the period of $263,235, sale of Class A Conversion shares of $208,591, issuance of Class A Common shares for consulting services of $7,000, share-based compensation expense of $4,049, non-cash interest expense on warrants issued of $45,500 and filing fees for the additional authorized common shares of $21,925.

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

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company had no outstanding balance on its credit facility at March 31, 2013, which is subject to a fixed rate of interest of 0.24%. As a result, the Company believes that the market risk related to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of March 31, 2013, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HICKOK INCORPORATED (Registrant)

Date: May 14, 2013	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2013	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer