Form 10-Q
period 2013-06-30
HICKOK INC
filed 2013-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 9, 2013:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2013	2012	2013	2012
Net Sales
Product Sales	$1,270,405	$1,187,294	$4,809,092	$3,367,985
Service Sales	69,526	84,509	234,080	263,857

Total Net Sales	1,339,931	1,271,803	5,043,172	3,631,842

Costs and Expenses
Cost of Product Sold	731,058	739,091	2,687,961	2,179,037
Cost of Service Sold	36,681	53,523	114,341	178,223
Product Development	234,813	233,490	712,058	706,720
Marketing and Administrative Expenses	453,621	419,022	1,339,619	1,154,298
Interest Charges	22,750	223	68,428	5,784
Other (Income) Expense	(5,215)	(2,571)	(8,693)	(13,324)

Total Costs and Expenses	1,473,708	1,442,778	4,913,714	4,210,738

Income (Loss) before Provision for Income Taxes	(133,777)	(170,975)	129,458	(578,896)
Income (Recovery of) Taxes	-	-	-	-

Net Income (Loss)	$(133,777)	$(170,975)	$129,458	$(578,896)

Earnings per Common Share:
Net Income (Loss)	$(.08)	$(.12)	$.08	$(.43)

Earnings per Common Share
Assuming Dilution:
Net Income (Loss)	$(.08)	$(.12)	$.08	$(.43)

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2013 (Unaudited)	September 30, 2012 (Note)	June 30, 2012 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$785,499	$258,798	$591,857
Trade Accounts Receivable - Net	703,766	702,846	465,240
Notes Receivable - Current	3,600	3,600	2,400
Inventories	1,583,993	1,734,770	1,754,574
Prepaid Expenses	49,158	123,957	39,350

Total Current Assets	3,126,016	2,823,971	2,853,421

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,389,645	2,374,319	2,349,901

	4,052,842	4,037,516	4,013,098

Less: Allowance for Depreciation	3,765,468	3,688,266	3,684,504

Total Property - Net	287,374	349,250	328,594

Other Assets
Notes Receivable - Long-term	28,600	31,000	33,100
Deposits	1,750	1,750	1,750

Total Other Assets	30,350	32,750	34,850

Total Assets	$3,443,740	$3,205,971	$3,216,865

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2013 (Unaudited)	September 30, ____2012___ (Note)	June 30, 2012 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$-
Convertible Notes Payable	-	208,591	442,032
Trade Accounts Payable	226,834	178,835	134,293
Accrued Payroll & Related Expenses	107,537	149,636	108,544
Accrued Expenses	364,949	306,475	211,259
Accrued Taxes Other Than Income	29,914	44,559	34,074
Accrued Income Taxes	-	-	-

Total Current Liabilities	729,234	888,096	930,202

Long-Term Financing	-	-	-

Stockholders' Equity
Class A, no par value; authorized	1,261,188	1,045,597	919,412
10,000,000 shares; 1,163,349 shares outstanding (1,045,597 shares outstanding at September 30, 2012 and 919,412 at June 30, 2012) excluding 15,795 shares in treasury

Class B, no par value; authorized	474,866	474,866	474,866
2,500,000 shares; 474,866 shares outstanding (474,866 shares outstanding at September 30, 2012 and June 30, 2012) excluding 667 shares in treasury

Preferred, no par value; authorized
1,000,000 shares; no shares outstanding	-	-	-
Contributed Capital	1,461,222	1,409,640	1,299,543
Retained Earnings	(482,770)	(612,228)	(407,158)

Total Stockholders' Equity	2,714,506	2,317,875	2,286,663

Total Liabilities and Stockholders' Equity	$3,443,740	$3,205,971	$3,216,865

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2013	2012

Cash Flows from Operating Activities:
Cash received from customers	$5,042,252	$3,889,333
Cash paid to suppliers and employees	(4,481,460)	(3,975,789)
Interest paid	-	(6,641)
Interest received	760	850
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	561,552	(92,247)

Cash Flows from Investing Activities:
Capital expenditures	(15,326)	(30,761)
Payments received (advances) on notes receivable	2,400	2,600
Proceeds on sale of assets	-	9,500

Net Cash Provided By (Used In) Investing Activities	(12,926)	(18,661)

Cash Flows from Financing Activities:
Short-term borrowing	250,000	-
Payments on short-term borrowings	(250,000)	-
Cost for additional Authorized shares	(21,925)	-
Convertible Notes issue costs	-	(34,235)
Decrease in long-term financing	-	(250,000)
Increase in Convertible Notes Payable	-	675,470
Sale of Class B shares from treasury	-	37,000

Net Cash Provided By (Used In) Financing Activities	(21,925)	428,235

Net increase (decrease) in cash and cash equivalents	526,701	317,327

Cash and cash equivalents at beginning of year	258,798	274,530

Cash and cash equivalents at end of third quarter	$785,499	$591,857

See Notes to Consolidated Financial Statements

	2013	2012

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$129,458	$(578,896)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	77,202	82,494
Non-cash share-based compensation expense	5,257	8,547
Non-cash professional service expense	7,000	-
Non-cash interest expense	68,250	-
Gain on disposal of assets	-	(3,548)
Changes in assets and liabilities:
Decrease (Increase) in trade accounts receivable	(920)	257,491
Decrease (Increase) in inventories	150,777	209,369
Decrease (Increase) in prepaid expenses	74,799	13,917
Increase (Decrease) in accounts payable	47,999	(39,555)
Increase (Decrease) in accrued payroll and related expenses	(42,099)	(34,405)
Increase (Decrease) in accrued expenses and accrued taxes other than income	43,829	(7,661)

Total Adjustments	432,094	489,649

Net Cash Provided By (Used In) Operating Activities	$561,552	$(92,247)

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$208,591	$233,438

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2012.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2013	Sept. 30, 2012	June 30, 2012

Components	$889,080	$1,061,957	$968,712
Work-in-Process	530,575	451,733	537,914
Finished Product	164,156	221,080	247,948

	$1,583,993	$1,734,770	$1,754,574

The above amounts are net of reserve for obsolete inventory in the amount of $919,676, $851,000 and $845,415 for the periods ended June 30, 2013, September 30, 2012 and June 30, 2012 respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is amortized over the one year amended convertible loan agreement period. During the three and nine month periods ended June 30, 2013, $11,375 and $34,125 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

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

The agreement provides for a revolving credit facility of $250,000 with interest at 0.24% per annum and is unsecured and includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. During the three month period ended March 31, 2013 the Company borrowed $250,000 against this loan facility and the Company repaid the outstanding balance of $250,000 on the Revolving Credit Agreement with Robert L. Bauman on February 21, 2013. The Company had no outstanding borrowings under this loan facility at June 30, 2013.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is amortized over the one year credit agreement period. During the three and nine month periods ended June 30, 2013, $11,375 and $34,125 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the three and nine month month periods ended June 30, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

On February 27, 2013, the Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders.

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of June 30, 2013.

Under the Company's expired Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, were exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Under the expired Employee Plans there are no options currently available for grant and there are no options outstanding at June 30, 2013. Options for 26,850 shares at $3.55 per share expired during the three month period ended March 31, 2012.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 31,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 31,000 Class A shares were outstanding at June 30, 2013 (33,000 shares at September 30, 2012 and 42,000 shares at June 30, 2012) at prices ranging from $2.925 to $11.00 per share. Options for 2,000 shares expired during the three month period ended March 31, 2013 at $3.67 per share. Options for 7,000 shares were granted under the expired Directors Plans during the three month period ended March 31, 2012, at a price of $2.925 per share. In addition, options for 3,000 shares expired during the three month period ended March 31, 2012 at $3.55 per share. All outstanding options under the expired Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at June 30, 2013:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	17,000	$3.34	6.9	11,000	$3.56
$6.00 - 7.25	8,000	$6.43	4.4	8,000	$6.43
$10.50 -11.00	6,000	$10.75	4.3	6,000	$10.75

	31,000	$5.57		25,000	$6.20

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2013 and 2012 respectively $1,208 and $5,257; $2,841 and $8,547 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2013 and 2012 respectively: a risk free interest rate of 5.0% and 5.5%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .75.

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
8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2013	2012	2013	2012
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(133,777)	$(170,975)	$129,458	$(578,896)

Shares denominator	1,638,215	1,394,278	1,601,256	1,346,261

Per share amount	$(.08)	$(.12)	$.08	$(.43)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,394,278	1,601,256	1,346,261
Stock options	-	-	18,927	-

	1,638,215	1,394,278	1,620,183	1,346,261

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(133,777)	$(170,675)	$129,458	$(578,896)

Per share amount	$(.08)	$(.12)	$.08	$(.43)

Options and warrants to purchase 31,000 and 200,000 shares of common stock respectively during the third quarter and the first nine months of fiscal 2013 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2013	2012	2013	2012
Net Revenue
Indicators and Gauges	$432,912	$537,903	$1,260,745	$1,268,278
Automotive Diagnostic Tools and Equipment	907,019	733,900	3,782,427	2,363,564

	$1,339,931	$1,271,803	$5,043,172	$3,631,842

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$109,648	$115,290	$334,488	$216,880
Automotive Diagnostic Tools and Equipment	31,741	(53,096)	636,641	(114,052)
General Corporate Expenses	(275,166)	(233,169)	(841,671)	(681,724)

	$(133,777)	$(170,975)	$129,458	$(578,896)

Asset Information
Indicators and Gauges			$909,801	$772,433
Automotive Diagnostic Tools and Equipment			1,377,016	1,444,989
Corporate			1,156,923	999,443

			$3,443,740	$3,216,865

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$1,323,179	$1,255,112	$4,919,864	$3,511,387
Australia	-	-	14,231	35,609
Canada	16,752	8,799	67,450	22,551
England	-	-	5,245	-
Mexico	-	3,360	10,536	23,520
Taiwan	-	1,270	22,481	34,935
Other foreign countries	-	3,262	3,365	3,840

	$1,339,931	$1,271,803	$5,043,172	$3,631,842

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

11. Subsequent Events

The Company has evaluated subsequent events through August 2, 2013 which is the date the financial statements were available to be issued, and has determined there were no subsequent events to recognize or disclose in these financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2013 through June 30, 2013)
Fiscal 2013 Compared to Third Quarter Fiscal 2012
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $432,912 and $537,903 for the third quarter of fiscal 2013 and fiscal 2012, respectively, and $1,260,745 and $1,268,278 for the first nine months of fiscal 2013 and fiscal 2012, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $907,019 and $733,900 for the third quarter of fiscal 2013 and fiscal 2012, respectively, and $3,782,427 and $2,363,564 for the first nine months of fiscal 2013 and fiscal 2012, respectively. The increased sales volume was primarily due to the large order from a Tier 1 OEM supplier.

Results of Operations

Product sales for the quarter ended June 30, 2013 were $1,270,405 versus $1,187,294 for the quarter ended June 30, 2012. Sales of automotive diagnostic products increased during the current quarter by approximately $189,000 and was volume related and was offset by decreased sales of indicator products of approximately $106,000. Within automotive diagnostic products sales of emission products increased by approximately $198,000, offset in part by a decrease in aftermarket sales of approximately $40,000. Sales of automotive diagnostic products to OEM's increased by approximately $31,000. Management continues to be concerned about the current economic conditions in the markets the Company serves. Product sales are expected to increase slightly during the fourth quarter of the fiscal year.

Service sales for the quarter ended June 30, 2013 were $69,526 versus $84,509 for the quarter ended June 30, 2012. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2013 was $731,058 (57.5% of product sales) as compared to $739,091 (62.3% of product sales) in the third quarter of 2012. The dollar and percentage decrease in the cost of product sold was due primarily to a change in product mix. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year due to an anticipated change in product mix.

Cost of service sold for the quarter ended June 30, 2013 was $36,681 (52.8% of service sales) as compared to $53,523 (63.3% of service sales) in the quarter ended June 30, 2012. The dollar decrease was due primarily to the lower sales volume in the current quarter. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year.

Product development expenses were $234,813 in the third quarter of fiscal 2013 (18.5% of product sales) as compared to $233,490 (19.7% of product sales) in the third quarter of fiscal 2012. The percentage decrease was due primarily to higher product sales during the current quarter. The current level of product development expenses is expected to continue in the fourth quarter of the fiscal year. Management believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $453,621 (33.9% of total sales) in the third quarter of fiscal 2013 versus $419,022 (32.9% of total sales) for the same period a year ago. Marketing expenses were approximately $196,000 in the third quarter of fiscal 2013 versus $183,000 for the same period a year ago. Within marketing expenses, advertising expense, commissions, royalties and travel expenses increased by approximately $12,000, $3,000, $2,000 and $2,000 respectively. These increases were offset in part by a decrease in promotion expense and outside consulting of approximately $7,000 and $2,000 respectively. Administrative expenses were approximately $258,000 in the third quarter of fiscal 2013 versus $236,000 for the same period a year ago. Within administrative expenses, professional fees increased approximately $45,000 offset in part by a decrease in repairs and maintenance computer equipment, rent machinery and equipment, travel expense and telephone expense of approximately $11,000, $7,000, $1,800 and $1,700 respectively. The current level of marketing and administrative expenses is expected to continue during the fourth quarter.

Interest expense was $22,750 in the third quarter of fiscal 2013 which compares with $223 in the third quarter of fiscal 2012. Interest expense for the current quarter was due to recording as non-cash interest expense a portion of the present value of the warrants issued in December 2012. Interest expense for the prior year third quarter was due to interest on the convertible promissory notes payable. The current level of interest expense is expected to continue for the fourth quarter of the fiscal year.

Other income was $5,215 in the third quarter of fiscal 2013 which compares with $2,571 in the third quarter of fiscal 2012. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The increase is due primarily to a higher level of scrap metal sales during the current quarter of approximately $2,600.

Income taxes in the third quarter of fiscal 2013 and 2012 was $-0-. In the third quarter of fiscal 2013 and 2012 a recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss in the third quarter of fiscal 2013 was $133,777 which compares with a net loss of $170,975 in fiscal 2012. The net loss decrease for the current quarter was the result of a higher sales volume offset by increased marketing and administrative expenses.

Unshipped customer orders as of June 30, 2013 were $652,000 versus $574,000 at June 30, 2012. The increase was due primarily to increased orders in indicators and gauges of approximately $55,000. In addition, automotive diagnostic products increased by approximately $23,000, specifically, $82,000 for emissions products offset in part by a decrease of $59,000 for OEM products. The Company estimates that approximately 83% of the current backlog will be shipped in the last quarter of fiscal 2013.

Results of Operations, Nine Months Ended June 30, 2013
Compared to Nine Months Ended June 30, 2012

Product sales for the nine months ended June 30, 2013 were $4,809,092 versus $3,367,985 for the same period in fiscal 2012. The increase in product sales during the first nine months of the current fiscal year of approximately $1,441,000 was volume related due to increased sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to OEM's of approximately $1,402,000. Sales of emission products increased by approximately $229,000, offset in part by a decrease in aftermarket sales of approximately $184,000. In addition, sales of indicator products decreased by approximately $6,000. The increase in product sales to OEM's is due to the large order completed during the current year for a Tier 1 OEM supplier. Management anticipates product sales for the fourth quarter to increase slightly.

Service sales for the nine months ended June 30, 2013 were $234,080 compared with $263,857 for the same period in fiscal 2012. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,687,961 (55.9% of product sales) compared with $2,179,037 (64.7% of product sales) for the nine months ended June 30, 2012. The percentage decrease in the cost of product sold was due primarily to a higher sales volume, higher plant utilization and a change in product mix. The change in product mix was largely increased sales of automotive diagnostic testing products to OEM's. The dollar increase is due to the volume increase of product sales during the current nine month period. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year due to an anticipated change in product mix.

Cost of service sold was $114,341 (48.8% of service sales) compared with $178,223 (67.5% of service sales) for the nine months ended June 30, 2012. The dollar and percentage decrease was due primarily to the lower sales volume and product specifics of chargeable repairs. The cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $712,058 (14.8% of product sales) compared to $706,720 (21.0% of product sales) for the nine months ended June 30, 2012. The percentage decrease was due primarily to higher product sales during the current nine months of fiscal 2013. The current level of product development expenditures is expected to continue for the fourth quarter of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,339,619 for the nine months ended June 30, 2013 (26.5% of total sales) versus $1,154,298 (31.8% of total sales) for the nine months ended June 30, 2012. The percentage decrease during the first nine months of the current fiscal year was due primarily to the higher level of sales. Marketing expenses were approximately $558,000 during the first nine months of the current fiscal year versus $465,000 for the same period a year ago. Within marketing expenses, increases were primarily in royalty expense, labor costs, advertising expense, commissions and travel expense of approximately $50,000, $28,000, $15,000, $10,000 and $1,000 respectively. These increases were offset in part by decreases in promotion expense, credit and collection expense and outside consulting of approximately $7,000, $3,000 and $1,000 respectively. Administrative expenses were approximately $782,000 during the first nine months of the current fiscal year versus $689,000 for the same period a year ago. The dollar increase during the first nine months of the current fiscal year was due primarily to increases in professional fees and labor costs of approximately $124,000 and $2,000 respectively. These increases were offset in part by decreases in repairs and maintenance computer equipment, rent machinery and equipment, travel expense and depreciation expense of approximately $20,000, $7,000, $2,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to continue for the remainder of the fiscal year.

Interest expense was $68,428 for the nine months ended June 30, 2013, and $5,784 for the same period in 2012. The increase in interest charges in the current nine month period compared to a year ago was due primarily to recording as non-cash interest expense a portion of the present value of the warrants issued in December 2012. Interest on the line of credit and convertible notes payable declined by approximately $5,264 and $343 respectively. The current level of interest expense is expected to continue for the fourth quarter of the year due to the remaining present value to be recorded as interest expense on the warrants issued in December 2012.

Other income of $8,693 compares with other income of $13,324 in the same period last year. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The decrease was due primarily to the gain on the sale of a company vehicle and an increase in the sale of scrap metal shavings of approximately $3,500 and $1,500 respectively during the prior year nine month period. The current level of other income is expected to continue for the fourth quarter of fiscal 2013.

Income taxes during the first nine months of fiscal 2013 was $0 which compares with income taxes of $0 in the first nine months of fiscal 2012. In the first nine months of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards. In the first nine months of fiscal 2012 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

The net income for the nine months ended June 30, 2013 was $129,458 which compares with a net loss of $578,896 for the nine months ended June 30, 2012. The net income for the first nine months of fiscal 2013 was primarily the result of a higher sales volume in the current fiscal year.

Liquidity and Capital Resources

Total current assets were $3,126,016, $2,823,971 and $2,853,421 at June 30, 2013, September 30, 2012 and June 30, 2012, respectively. The increase of approximately $272,000 from June to June is due primarily to the increase in cash and cash equivalents, accounts receivable and prepaid expenses of approximately $194,000, $239,000 and $10,000 respectively, offset in part by a decrease in inventory of approximately $171,000. The increase in cash and cash equivalents and accounts receivable combined with the decrease in inventory was due primarily to the increase in the sales volume during the period. The decrease in inventory was due partially to a higher obsolescence reserve level, and in addition management's actions to reduce inventory levels during the period. The increase in current assets from September to June of approximately $302,000 was due primarily to the increase in cash and cash equivalents of approximately $527,000, offset in part by a decrease in inventory and prepaid expenses of approximately $151,000 and $74,000 respectively. The increase in cash and cash equivalents was due primarily to the higher level of sales and the subsequent collection of accounts receivable during the period. The decrease in inventory was due partially to a higher obsolescence reserve level and management's actions to reduce inventory levels during the period.

Working capital as of June 30, 2013 amounted to $2,396,782 as compared with $1,923,219 a year earlier. Current assets were 4.3 times current liabilities compared to 3.1 a year ago. The quick ratio was 2.0 compared to 1.1 a year ago.

Internally generated funds during the nine months ended June 30, 2013 were $561,552. Capital expenditures during the period were $15,326. The primary reason for the positive cash flow from operations was the net income generated from the large order from a Tier 1 Supplier to an OEM and the decrease in inventory during the period. The Company does not anticipate any material capital expenditures during fiscal 2013. In addition, the Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs through the end of fiscal 2013.

Shareholders' equity during the nine months ended June 30, 2013 increased by $396,631 which was the net income during the period of $129,458, sale of Class A Conversion shares of $208,591, issuance of Class A Common shares for consulting services of $7,000, share-based compensation expense of $5,257, non-cash interest expense on warrants issued of $68,250 and filing fees for the additional authorized common shares of $21,925.

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

During fiscal 2013 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2013 there will be a negative but temporary impact on liquidity. The Company has wages, headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company had no outstanding balance on its credit facility at June 30, 2013, which is subject to a fixed rate of interest of 0.24%. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of June 30, 2013, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Since the filing of Form 10-K for fiscal 2012 Claims Construction has been completed and the Company believes the rulings were favorable. The Court has scheduled a mediation conference with the defendant in late August 2013. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: August 13, 2013	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 13, 2013	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer