Form 10-K
period 2013-09-30
HICKOK INC
filed 2013-12-30
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2013 the Registrant had 1,163,349 voting shares of Class A Common Stock outstanding and 474,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 631,905 shares of Class A Common Stock and 85,056 shares of Class B Common Stock. As of March 31, 2013, based on the closing price of $2.10 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,327,001. There is no trading market in the shares of Class B Common Stock.

As of December 17, 2013, 1,163,349 shares of Class A Common Stock and 474,866 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 26, 2014.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2013.

  Table of Contents

    PART I.
      ITEM 1. BUSINESS
      ITEM 1A. RISK FACTORS
      ITEM 1B. UNRESOLVED STAFF COMMENTS
      ITEM 2. PROPERTIES
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. MINE SAFETY DISCLOSURES
      ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

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
      5. SHORT-TERM FINANCING
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

      SIGNATURES
      EXHIBIT INDEX
      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

PART I

ITEM 1. BUSINESS.

General Development of Business

Hickok Incorporated was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries, Supreme Electronics LLC and Waekon LLC. Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, emissions testing, aircraft, and locomotive with sales both to original equipment manufacturers (OEM's) and to the aftermarkets.

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

The Company was founded producing D’Arsonval indicators and continues to manufacture these products today. The current Indicator product line is focused on highly reliable specialized indicators used in the cockpits of certain aircraft, locomotives, and transit vehicles. It is a stable line of business with few competitors in the market. The indicator business represents approximately 26% of the Company’s revenue.

Until the mid 1980s, Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-six years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 74% of its fiscal 2013 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in both electronic systems and other non-electronic systems in automobiles and trucks.

Eighteen years ago, two large automotive OEM companies comprised over 80% of the Company's business. A substantial portion of this business was contingent on large programs initiated by these OEMs on a year-to-year basis. The Company recognized that OEMs were changing and that the likelihood of the continuation of these yearly large programs was diminishing. Recognizing that customer diversification was desirable and that much of the technology that had been developed for OEMs could have application to the non-dealer service market (known as the aftermarket), the Company added new products, customers and an established aftermarket sales channel with the acquisition of Waekon Industries in 1998. As a result, the Company executed a strategy to use this existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The Company uses Waekon, Hickok, and Hickok/Waekon as the brands of its products that are primarily marketed to aftermarket service organizations.

The Company continues to develop aftermarket service tools and in recent years has successfully cultivated relationships with Tier 1 OEM service tool suppliers as well. The Company has increased its revenue from these customers in the past several years and now puts as much emphasis on this market segment as it does with respect to  tools for the aftermarket. Most of these tools are branded to the Tier 1 supplier’s requirements. These tools tend to be more complex than typical aftermarket tools, but the technology developed often has application to subsequent aftermarket products.

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

Indicators and Gauges

For over one hundred years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 26% of the Company's sales for fiscal 2013 and 34% for fiscal 2012. A number of the Company's aircraft instruments are FAA certified and a number of others are type certified with aircraft manufacturers. The Company also produces both movements and complete indicators that are used in high-reliability applications on several active military aircraft.

Indicator revenues continued to recover somewhat in fiscal 2013 from the economic downturn and are expected to remain consistent in foreseeable future years. Although the Company does not view this segment as having a high growth potential, it does contribute significant revenues and margins. The Company believes year to year variation of revenue is more dependent on customer timing than any general market direction.

Automotive Diagnostic Tools and Equipment

The Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to Ford Motor Company but are now sold to several automotive OEMs, and to the aftermarket using jobbers, wholesalers and mobile distributors. Sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. The aftermarket accounted for approximately 26% of the Company's automotive diagnostic and specialty tool sales in fiscal 2013 and 43% for fiscal 2012. As a whole, automotive diagnostic tools and equipment represented approximately 74% of the Company's sales for fiscal 2013 and 66% for fiscal 2012. The percentage increase was due primarily to significantly higher OEM sales sales in fiscal 2013 compared to fiscal 2012.

The Company's primary expertise is electronic measurement of physical properties and it has cultivated a reputation for developing innovative tools for automotive diagnostics. The Company uses this reputation as leverage when it introduces new offerings. Our recent focus on tools for automotive technicians results in low cost tools that are easy to use, save technicians time, and improve diagnostic accuracy. OEM tools tend to be tools that are sophisticated and allow the technician diagnostic access to vehicle systems that are otherwise inaccessible for the technician to pinpoint the vehicle's issue. An example of this is the Active Fuel Injector Tester ("AFIT"), which the Company introduced several years ago to General Motors dealers. In 2009, at the OEM's request, we developed accessory interfaces that allow the same level of ability to diagnose fuel injection system issues for Diesel engines and the recently introduced Gasoline Direct Injection ("GDI") engines. Recently General Motors has expressed renewed interest in this DMU accessory that addresses Gasoline Direct Inject engines and may be considering requiring the tool in all of their North American dealers. In addition, they have inquired about the technology for a global tool to address the GDI engines.

Over the past five years, we have updated essentially all our aftermarket products and introduced a number of new products that advance the art in vehicle diagnostics. An OEM has expressed interest in two of these aftermarket products as possible tools required in their dealerships. The new products and improved economy are resulting in increased sales activity and revenues. Our sales group has initiated a series of new programs aimed at increasing efforts from our national sales representative organization and preliminary results have been very positive. During the past year we have been successful in having a number of our products incorporated in several large retail organization offerings such as Home Depot and Amazon. In addition, we are developing several additional products for introduction in the spring and summer of 2014.

Our reputation for developing and producing products for OEM dealership use has enabled us to establish a working relationship with Bosch Automotive Service Solutions (formerly SPX Dealer Equipment Services), the Tier I supplier to most North American OEMs. Our business with Bosch has grown steadily over the past few years, and last year resulted in an order for approximately $1,317,000 for a Breakout Box ("BOB") sold to Chrysler. Further, we are working with Bosch on the gasoline direct injection tool described above. Additionally we are producing a number of products for Bosch to their design. We have achieved a "Preferred Supplier" status with Bosch. As a result, we were able to grow this business about 30% in 2012 and 250% in 2013 due to the BOB order. Our plan is to continue to target opportunities to develop and manufacture OEM tools with all Tier 1 suppliers.

Our New Generation Star product ("NGS") was a major revenue contributor for us from 1994 to 2007. In 2008 Ford began actively pursuing sales of its factory tool to the aftermarket. In 2007 the Company introduced NGS PC, essentially a PC-based implementation of the classic NGS product that is at a functionality level well above other aftermarket scan tools for Ford vehicles. NGS PC compares favorably with the Ford factory tool and is priced significantly lower to customers. In early 2009, the Company introduced a new product called NGS Mach II that updated the hardware platform of the classic NGS. While sales of both products have been slow, during the past year we developed a new subscription program for the products that we believe will make them far more attractive to aftermarket servicers in the hope of increasing sales considerably. The new program will launch January 1, 2014.

Emissions testing products for gas caps and gas tanks were a major revenue contributor for the Company for a number of years as new state testing programs were implemented. Despite very few state programs being implemented in recent years, we continue to enjoy a base level of business for these products as replacements and as new stations join the various state programs. Recently, a competing California Bureau of Automotive Repair approved manufacturer of gas cap testers announced that it was discontinuing the manufacture and service of their gas cap testers. We enjoyed increased business in replacement testers during fiscal year 2013 and expect that increased business to continue into the future.

Over the last two years the Company has emphasized the use of electronic media both as a sales tool and in operations. We have made major improvements in our website, use of social media, use of videos for training and sales promotion on our products, and a web store for customer convenience. In our sales department, contact with our representatives has become more frequent with less travel through webinars and other electronic means. In manufacturing and engineering, most of our purchases and quoting are done electronically which has shortened lead-time, improved efficiency, and improved customer service. During fiscal 2013 we upgraded our MIS system to the latest capability and in fiscal 2014 we are planning a major upgrade to the Company's IT infrastructure both hardware and software. Our plan is to continue this emphasis to further improve our presence in the electronic market places.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents that relate to several of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. However, the Company does have several basic methodology patents related to products it offers that it considers very important to future revenue. Of the Company's most critical patents, one is related to the testing of evaporative emissions systems that was the basis for the Company's product offering for the State of California. This patent expires in the year 2022. Another critical patent is related to vehicle fuel cap testing which expires in 2018. The Company monitors the marketplace for infringement of its patents and intends to pursue its rights should an infringement take place. The Company is currently engaged in such a proceeding. See Item 3 Legal Proceedings. Other than the names "Hickok" and "Waekon", the Company does not have any material licenses, trademarks, franchises or concessions.

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

Dependence on Single or Few Customers

Several aftermarket distribution companies and several equipment OEMs have become significant sources of revenue for the Company. Sales in fiscal 2013 to Bosch, a Tier 1 supplier to numerous OEMs, amounted to approximately $2,304,000 or 36% of the consolidated sales of the Company, sales to General Electric amounted to approximately $651,000 or 10% of the consolidated sales of the Company and sales to ESP amounted to approximately $242,000 or 4% of the consolidated sales of the Company. In fiscal 2012 sales to Bosch amounted to approximately $905,000 or 19% of the consolidated sales of the Company, sales to General Electric amounted to approximately $710,000 or 15% of the consolidated sales of the Company and sales to ESP amounted to approximately $229,000 or 5% of the consolidated sales of the Company. Sales to Bosch amounted to approximately $883,000 or 17% of the consolidated sales of the Company, sales to General Electric amounted to approximately $459,000 or 9% of the consolidated sales of the Company and sales to ESP amounted to approximately $418,000 or 8% of the consolidated sales of the Company during fiscal 2011. The Company does not have exclusive supply agreements or long-term contractual relationships with these large customers.

Backlog

The Company's order backlog as of September 30, 2013 totaled $631,000 as compared to $707,000 as of September 30, 2012 and $593,000 as of September 30, 2011. The decrease in fiscal 2013 versus 2012 was due to decreased orders for indicators and gauges of approximately $36,000. In addition, automotive diagnostic products orders to OEM's decreased by approximately $56,000 and $2,000 for emission products, offset by an increase of $18,000 for non-emission aftermarket products. The increase in fiscal 2012 versus 2011 was primarily due to increased orders for indicators and gauges of $147,000. Automotive diagnostic products orders to OEM's increased by approximately $69,000, offset by a decrease of $35,000 for non-emission aftermarket products and $67,000 for emission products in fiscal 2012.

Government Contract Renegotiation

No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The amount of revenue derived from government contracts is currently minimal and not material.

Competitive Conditions

The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Snap-On and Bosch, which dominate the available market in terms of total sales. The instrumentation industry is composed primarily of companies that specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

The Company depends on the automotive industry for sales of its OEM and aftermarket products. The Company's results of operations were adversely affected by the deterioration in the automotive industry's performance during the fiscal 2012, 2011 and 2010 years, as well as poor economic conditions throughout the country. The Company anticipates that it will continue to face significant challenges due to competition, however markets appear to be improving. The two markets are driven by different considerations. The OEM market tends to be driven by the need for new tools due to the introduction of new technologies in vehicles or excessive warranty costs. Because of dealership economics, OEMs are still reluctant to require dealers to purchase service tools. The aftermarket is largely driven by the economics of fixing vehicles. During poor economic times, purchases can be delayed. Although aftermarket parts suppliers have done well during the past few years, aftermarket tool suppliers have not. Our strategy of developing products that target the technician and low cost tools for shop use is an outgrowth of these realities in the marketplace. We believe substantial opportunities for growth depends primarily on the introduction of new and innovative products to the sectors we service.

In addition to automotive service products, the Company diversified some years ago into the emissions testing market. This market has also been depressed partially because EPA requirements for state emissions testing program requirements have changed and partially because state budgets have not allowed the implementation of new testing programs. The Company has experienced improved sales of emissions products in part due to the discontinuance of certain emissions products by a competitor and we expect to see continued improvement in this market.

Research and Development Activities

The Company expensed as incurred product development costs of $939,373 in 2013, $938,058 in 2012 and $987,114 in 2011. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2013 was 79 full-time employees which represents a 4% increase from 76 employees in fiscal 2012 and a 11% increase from 71 employees in fiscal 2011. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2013, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $148,000 in 2013, $163,000 in 2012, and $214,000 in 2011. Shipments to Australia, Canada, England, Mexico and Taiwan make up the majority of export sales.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of December 16, 2013 the Company had facilities in the United States of America as shown below:

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

The Company believes its plants and offices are in satisfactory operating condition, well maintained, adequate for the uses to which they are put and are adequately insured. Both of the Company's business segments utilize these properties.

ITEM 3. LEGAL PROCEEDINGS.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation) currently pending in the United States District Court for the Northern District of Ohio. The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech International, LLC and Delphi Corporation. The suit against Systech International, LLC was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit. In August 2013 there was a court required mediation that did not result in a settlement. The suit is proceeding to stages leading up to the trial phase. The Company is seeking damages estimated at approximately $299,000 for the gas cap testing patent infringement and approximately $3,148,000 for the evaporative emissions testing patent infringement.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

The Company was a named defendant along with numerous other companies in a suit in Wayne County Circuit Court in the State of Michigan regarding asbestos harm to the plaintiff (Becker v. Hickok Incorporated). The Company was dismissed from the suit in August 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.*

The following is a list of the executive officers of the Company as of September 30, 2013. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. The Board of Directors elected Mr. Gregory Zoloty Vice President of Finance and Chief Financial Officer in May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. James Allen was elected Vice President of Manufacturing by the Board of Directors in March 2012. Mr. Allen was elected Vice President of Production Engineering in February 2009. He joined the Company in August 1979. Mr. George Hart was elected Vice President of Engineering by the Board of Directors in February 2004. He joined the Company in April 1985. Mr. Patrick Bauman was elected Vice President Sales and Marketing by the Board of Directors in March 2012. Mr. Patrick Bauman was elected Vice President Distribution Sales and Marketing by the Board of Directors in February 2010. Mr. Patrick Bauman is the son of Mr. Robert Bauman. He joined the Company in December 1995.
OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	73

Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	61

Vice President, Manufacturing	James F. Allen	51

Vice President, Sales and Marketing	Patrick R. Bauman	43

Vice President, Engineering	George R. Hart	56

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2013 our Class A Common Shares were traded on The Over-The Counter Bulletin Board Market under the symbol HICKA.QB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.
PRICES FOR THE YEARS ENDED:

September 30, 2013			September 30, 2012
	HIGH	LOW	HIGH	LOW
First Quarter	2.50	1.10	1.80	.70
Second Quarter	2.10	1.60	2.50	1.01
Third Quarter	2.10	1.02	2.00	1.50
Fourth Quarter	2.10	1.10	1.95	1.18

b) HOLDERS

As of December 16, 2013, there were approximately 190 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2013, 2012 and 2011 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30
	2013	2012	2011	2010	2009

	(In Thousands of Dollars, except per share amounts)

Net Sales	$6,466	$4,761	$5,069	$5,259	$6,063

Net Income (Loss)	$139	$(784)	$(673)	$(949)	$(3,674)

Working Capital	$2,442	$1,936	$2,447	$2,784	$3,603

Total Assets	$3,505	$3,206	$3,441	$3,809	$4,718

Long-term Debt	$-0-	$-0-	$250	$-0-	$-0-

Total Stockholders' Equity	$2,748	$2,318	$2,621	$3,281	$4,214

Net Income (Loss) Per Share	$.09	$(.57)	$(.54)	$(.76)	$(2.94)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$-0-	$-0-

Class B	$-0-	$-0-	$-0-	$-0-	$-0-

Stockholders' Equity

Per Share:	$1.68	$1.52	$2.10	2.63	$3.38

Return on Sales	2.1%	(16.5%)	(13.3%)	(18.1%)	(60.6%)

Return on Assets	4.1%	(23.6%)	(18.6%)	(22.3%)	(55.6%)

Return on Equity	5.5%	(31.7%)	(22.8%)	(25.3%)	(60.8%)

Closing Stock Price	$2.04	$1.25	$1.80	$4.25	$5.01

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company has focused its expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive market. This is now the Company's largest business segment. The Company continues to design and manufacture precision indicating instruments. The Indicator segment represented approximately6% of the Company's fiscal 2013 revenue.

In 1998 the Company purchased Waekon Industries, a tool manufacturer with established products and sales channels to the aftermarket. After the acquisition of Waekon, the Company expanded aftermarket sales channels and added new product offerings. Those efforts resulted in aftermarket revenues steadily rising as a result of new products developed for aftermarket servicers and success selling the NGS Scan Tool for Ford to aftermarket customers. During the intervening years there were large sales orders from emissions or OEM customers that caused aftermarket sales to remain less than 50% of total automotive product sales. In fiscal 2013, approximately 26% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 74% was from OEM and emissions customers. This percentage change was due primarily to a large OEM order obtained and delivered in fiscal 2013. Aftermarket revenue declined to $1,199,000 from approximately $1,327,000 in fiscal 2012 largely as a result of the elimination of non-profitable products. In fiscal 2012, approximately 43% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 57% was from OEM and emissions customers. Aftermarket revenue declined to $1,327,000 from approximately $1,496,000 in fiscal 2011 largely as a result of lower sales of Shop targeted products. In fiscal 2011, approximately 41% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 59% was from OEM and emissions customers. The depressed conditions in the OEM and emissions markets were largely responsible for the sharp decline in their revenues in fiscal 2012 and 2011. These markets improved significantly in fiscal 2013. The Company intends to continue to pursue OEM and emissions opportunities and we expect the development emphasis for fiscal 2014 to be on aftermarket and OEM products. In late 2011, four aftermarket products were introduced and a sales emphasis on developing stronger relationships with key distributors was implemented as part of the Company’s short-term strategy. In fiscal 2012, an additional four products for the same targeted technicians were also introduced. In 2013 an additional three products were introduced as a continuation of this strategy. In 2014 we expect to introduce an additional two products and develop several OEM products as well.

The Company has changed its strategy related to OEM customers. In the past, we often developed a product and modified it to a specific OEM’s requirements after interesting them in its value. The Company has been cultivating a relationship with the Tier I supplier to most North American OEMs. We have achieved a preferred supplier status with them and currently produce a number of products used by various OEM's. We have been able to grow this business approximately 30% in 2012 and 250% in 2013 due to the BOB order described here under "Business". We are currently cultivating a relationship with an additional Tier 1 Tool Supplier to other OEM's. Our plan is to continue to target opportunities to develop and manufacture OEM tools with all Tier 1 suppliers.

The Company has offered products for government sponsored emissions testing programs for a number of years.  The Company also developed a product to test for leaks in vehicle evaporative systems (gas tanks). The Company has patents for both of these technologies and is currently involved in a lawsuit with a company that we believe infringed on our patents. Sales of these products in prior years resulted in revenues that ranged from several hundred thousand dollars to over $6,900,000 in fiscal 2008. Most new emissions testing programs emphasize OBD II testing and the U.S. Environmental Protection Agency allows minimal credit for testing either gas caps or gas tanks on those vehicles. However, there is still a need for replacement products and equipment for new installations requiring cap or tank testing that provides a significant revenue source for the Company. In fiscal 2013, revenue for this segment was approximately $936,000 compared to $550,000 in fiscal 2012. In early fiscal 2013, the only competitor for gas cap testing equipment for state programs announced it was leaving the business and significant 2013 emission sales resulted from sales of our products as replacements for theirs. We expect the market for emission products to remain stable in near future.

The development efforts for fiscal 2012 and fiscal 2011 were concentrated on developing lower cost aftermarket products targeted at automotive service technicians as personal tools. This segment’s revenue was declining rapidly but, through the introduction of two products in late 2011 and four more products in 2012, we were able to return revenues for this segment to 2010 levels. In 2013 we split our development efforts between aftermarket and OEM. In 2013 we discontinued a number of non-profitable aftermarket products and introduced two additional products late in the year. The result was a decrease in aftermarket revenues but an increase in margin. We expect to continue to split development efforts in 2014, but anticipate aftermarket sales to increase significantly due to the efforts of the past three years and introduction of two significant new products later in fiscal 2014.

Our sales group has continued efforts to revitalize our warehouse distribution channel with the products that have been successful through mobile distribution. In addition, we are implementing a new policy for our nationwide representatives to this channel that has been well received thus far. NGS sales have stabilized, albeit at a much lower level and these products are still an important revenue source for the Company. We are introducing a new product concept on NGS PC that we believe will increase sales and margins while reducing end user costs.

Recently, a major OEM has expressed renewed interest in a product we developed in 2008 that relates to fuel system testing on Gasoline Direct Injection engines. We are optimistic that the OEM may require the product in all their dealerships which would result in substantial sales. This major OEM has also inquired about a potential “global” version of the technology. In 2011 management decided that these products could have application to both automotive and truck aftermarket service shops as shop tools. The Company introduced two of the OEM products to the automotive distribution channel and embarked on a project to develop distribution channels to truck repair shops in mid-2011. While the efforts to penetrate these distribution channels with these products has resulted in uneven success thus far, we are continuing to explore new opportunities to expand our markets for shop tools.

The Company has placed a major emphasis on expansion of our use of the Internet and other electronic media to sell our products, increase customer contact and awareness, and improve operations. We are offering a few products for sale direct to customers through electronic media and directing customers to our distributors for products sold through distribution. In addition, we have sales and training videos on nearly all of our newer products that can be viewed by customers on their computers. The Company plans to continue the emphasis on expansion of the use of electronic media in fiscal 2014.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. For example, the first and second quarters of fiscal 2013 benefited from a large order with a Tier 1 supplier to an OEM. In fiscal 2011 and 2012 there were no such large opportunities.

The Company’s indicator product revenue increased 3% in fiscal 2013 and while its percentage of total Company revenues decreased to 26% from 34% in fiscal 2012. The year to year increase was primarily a result of increased customer orders of government funded programs for the military. The decline in total segment sales to overall Company sales during the current fiscal year was the result of automotive diagnostics product sales increasing significantly due to the large order with a Tier 1 supplier. The Company’s indicator product revenue increased 29% in fiscal 2012 from fiscal 2011 and its percentage of total Company revenues increased to 34% from 25% in fiscal 2011. The year to year increase was primarily a result of increased customer orders of government funded programs for the military. The Company anticipates indicator sales will continue at current levels in fiscal 2014 and into the foreseeable future. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket on a regular basis is very important for the growth of the business segment. Management implemented steps to reduce expenses in early fiscal 2009 due to the economic downturn and uncertainty in the markets the Company serves. These reductions included rate reductions for all employees. Additional personnel reductions were implemented during fiscal 2011 and a strategy to develop and market lower cost products directed primarily to technicians was also implemented. The cutbacks slowed the new product development process, however, the Company has taken precautions to maintain its technologies. Management believes the current resources are sufficient to develop aftermarket products and to react to any large opportunities that may result from our emphasis on the Tier I Suppliers to OEMs. Management plans to continue tight control of expenses in marketing, engineering, administrative and sales, and related expenses until revenue will support adding additional resources.

Expense Control

Management continues to monitor its expense reduction initiatives implemented and revised from 2008 to 2011. During fiscal 2013 and 2012, management developed a plan that included a limited increase in personnel and a small increase in the compensation of existing personnel. The changes were intended to accelerate both the introduction of new products and to enhance the sales of existing products through improved market presence and promotion. Management believes its strategy to improve revenue and profitability aided results in fiscal 2013 and will continue to aid results during fiscal 2014. The Company currently has no plans to add resources in fiscal 2014 unless revenue opportunities warrant such an increase.

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

Results of Operations

Sales for the fiscal year ended September 30, 2013 increased to $6,466,172, an increase of approximately 36% from fiscal 2012 sales of $4,761,289. This increase in sales was volume-driven and attributable primarily to higher product sales of approximately $1,748,000. Service sales in fiscal 2013 decreased by approximately $43,000 compared to fiscal 2012 due to volume. Product sales were $6,190,260 in fiscal 2013 compared to $4,442,133 in fiscal 2012. The increase in product sales occurred in both the automotive diagnostic equipment segment and the indicator and gauge segment. Within the automotive diagnostic products, OEM products and emission products sales increased approximately $1,437,000 and $381,000 respectively offset by a decrease in aftermarket products of approximately $128,000. Sales of indicator products increased in fiscal 2013 by approximately $58,000 and was volume related due primarily to increased Military movement orders. Fiscal 2013 benefited a large order from a Tier 1 Supplier to a large OEM. In addition, fiscal 2013 benefited from increased gas cap tester sales of approximately $300,000 due to the exit from the market of our only competitor in gas cap testing testers. The reduction in service sales was volume related and attributable to lower repair sales.

Sales for the fiscal year ended September 30, 2012 decreased to $4,761,289, a decrease of approximately 6% from fiscal 2011 sales of $5,068,613. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $241,000. Service sales in fiscal 2012 decreased by approximately $67,000 compared to fiscal 2011 due to volume. Product sales were $4,442,133 in fiscal 2012 compared to $4,682,830 in fiscal 2011. The decrease in product sales occurred in the automotive diagnostic equipment segment. Within the automotive diagnostic products, OEM products, aftermarket products and emission products sales decreased approximately $133,000, $169,000 and $323,000 respectively. Sales of indicator products increased in fiscal 2012 by approximately $385,000 and was volume related due primarily to increased Military movement orders. Fiscal 2011 benefited from several small state emissions programs requiring gas cap testing products. The reduction in service sales was volume related and attributable to lower repair sales.

Cost of products sold in fiscal 2013 was $3,359,727 or 54.3% of net product sales compared to $2,787,212 or 62.7% of net product sales in fiscal 2012. Cost of products sold during fiscal 2011 was $2,732,876 or 58.4% of net product sales. The dollar increase in the cost of products sold to product sales between fiscal 2013 and 2012 was due primarily to the increase in sales volume. The percentage decrease was was due to a change in product mix. The dollar and percentage increase in the cost of products sold to product sales between fiscal 2012 and 2011 was due primarily to a change in product mix.

Cost of services sold in fiscal 2013 was $138,307 or 50.1% of net service sales compared to $216,949 or 68.0% respectively in fiscal 2012. Cost of services sold during fiscal 2011 was $293,641 or 76.1% of net service sales. The dollar and percentage decrease between fiscal 2013 and 2012 was due primarily to price adjustments, lower costs and the elimination of certain products for chargeable repairs. The dollar and percentage decrease between fiscal 2012 and 2011 was due primarily to lower costs for chargeable repairs and cost reductions.

Product development expenditures in fiscal 2013 were $939,373 or 15.2% of product sales compared to $938,058 or 21.1%, respectively, in fiscal 2012. Product development expenditures during fiscal 2011 were $987,114 or 21.1% of product sales. The percentage decrease between fiscal 2013 and fiscal 2012 was due primarily to the increase in sales volume during fiscal 2013. The dollar increase was primarily in research and experimental material expense and labor costs of approximately $3,000 and $1,000 respectively, offset in part by a decrease in travel expenses of $3,000. The dollar decrease between fiscal 2012 and fiscal 2011 was due primarily to the continuation of the cost cutting measures implemented during fiscal 2011. Decreases were primarily in labor costs, occupancy and maintenance expense and research and experimental material expenses of approximately $43,000, $7,000 and $1,000 respectively. The decreases were offset in part by an increase in travel expenses of $2,000. Management believes our current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new diagnostic products for both the OEM and aftermarket customers.

Marketing and administrative expenses amounted to $1,812,598 which was 28.0% of net sales in fiscal 2013, $1,616,320 or 33.9% of net sales in fiscal 2012 and $1,734,257 or 34.2% of net sales in fiscal 2011. The percentage decrease in fiscal 2013 compared to fiscal 2012 was due to the higher sales volume in fiscal 2013. The dollar increase in fiscal 2013 compared to fiscal 2012 was due to increases in both marketing and administrative expenses. Marketing expenses were approximately $761,000 in fiscal 2013 compared to $626,000 a year ago. Within marketing expenses, increases were primarily in royalty expense of $48,000, commissions of $44,000, labor costs of $24,000, advertising of $12,000, promotion expense of $5,000 and collection expense of $1,000. The increases were offset in part by a decrease in outside consulting of $3,000. Administrative expenses were approximately $1,052,000 during the current fiscal year compared to $990,000 a year ago. The dollar increase was due primarily to increases in professional fees of $99,000, data processing fees of $7,000 and travel expense of $2,000. The increases were offset in part by a decrease in rent machinery and equipment of $14,000, depreciation of $12,000, repairs and maintenance costs of $6,000, directors fees of $4,000 and labor costs of $3,000.

The dollar decrease in marketing and administrative expenses in fiscal 2012 compared to fiscal 2011 was due primarily to the continuation of the cost cutting measures implemented in fiscal 2011. Marketing expenses were approximately $626,000 in fiscal 2012 compared to $731,000 in fiscal 2011. Within marketing expenses, decreases were primarily in travel expense of $25,000, labor costs of $22,000, advertising of $15,000, collection expense of $12,000, commissions of $10,000, promotion expense of $9,000occupancy and maintenance expense of $9,000, royalty expense of $5,000 and freight out of $3,000. The decreases were offset in part by an increase in outside consulting of $8,000. Administrative expenses were approximately $990,000 during fiscal 2012 compared to $1,003,000 in fiscal 2011. The dollar decrease was due primarily to decreases in labor costs of $70,000, directors fees of $19,000 data processing fees of $12,000, depreciation of $3,000, occupancy and maintenance expense of $3,000, and travel expenses of $1,000. The decreases were offset in part by an increase in professional fees of $94,000

Interest charges were $91,178 in fiscal 2013 compared with $5,956 in fiscal 2012 and $7,610 in fiscal 2011. The increase in interest charges in fiscal 2013 compared to fiscal 2012 was due primarily to recording as non-cash interest expense the present value of warrants issued in December 2012. The decrease in interest charges in fiscal 2012 compared to fiscal 2011 was due to a lower level of short-term borrowings on the Company's credit facility during fiscal 2012. The current credit facility with one of the Company's major shareholders, who is also an employee of the Company, is available through December 30, 2013.

Other income was $13,816 in fiscal 2013 compared with $19,240 in fiscal 2012 and $14,350 in fiscal 2011. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The decrease in fiscal 2013 compared to fiscal 2012 was due primarily to a decrease in the sale of scrap metal shaving of approximately $5,000 offset by an increase in interest income of approximately $3,000. In addition, fiscal 2013 did not have a gain on sale of fixed assets compared to fiscal 2012. The increase in interest income in fiscal 2013 was due to higher level of cash and cash equivalents available for investment. The increase in fiscal 2012 compared to fiscal 2011 was due primarily to the gain on sale of fixed assets of approximately $4,000. Interest income and miscellaneous income amounted to approximately $1,000 and $12,000 respectively for fiscal 2012. Interest income and miscellaneous income amounted to approximately $600 and $10,000 respectively for fiscal 2011. Currently, excess cash is invested in a money market account.

Income taxes in fiscal 2013 were $0 which includes a decrease in the valuation allowance on deferred income taxes of $114,400. In fiscal year 2012 and 2011 management recorded a valuation allowance in the amount of $187,400 and $255,600 respectively on the current year deferred taxes. This represents an effective income tax rate of 0% for each of the past two years. It is anticipated that the effective tax rate in fiscal 2014 will be similar to fiscal 2013. The expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. The deferred tax benefits begin to expire in fiscal 2016.

Net income in fiscal 2013 was $138,805, or $.09 per share as compared to the net loss of $783,966 or $.59 per share in fiscal 2012. The improvement of approximately $923,000 in 2013 was due primarily to the increased sales volume attributed to the significant order from a Tier 1 supplier to an OEM. The net loss in fiscal 2012 was $783,966, or $.57 per share which was an increase of $111,431 as compared to the net loss of $672,535 or $.54 per share in fiscal 2011. The increased net loss was due primarily to a lower sales volume in 2012.

The Company has available a net operating loss carryforward of approximately $5,345,000 and research and development credit carryforwards of approximately $1,800,000 that begin to expire in fiscal 2016. The Company's entire deferred tax asset of $4,122,300 has been offset by a valuation allowance of $4,122,300. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $3,199,326 at September 30, 2013 were 4.2 times current liabilities and the total of cash and cash equivalents and receivables was 2.1 times current liabilities. These ratios compare to 3.2 and 1.1 respectively at the end of fiscal 2012. Cash and cash equivalents was $938,852 at September 30, 2013 and $258,798 at September 30, 2012. Total current assets increased by approximately $375,000 from the previous year end due primarily to an increase in cash and cash equivalents of approximately $680,000. The increase was offset in part by a decrease in accounts receivable, inventory and prepaid expenses of approximately $65,000, $145,000 and $92,000, respectively. The decrease in inventory was due primarily to an increase in the obsolescence reserve during the current year. The decrease in prepaid expenses was due primarily to timing.

Working capital at September 30, 2013 was $2,442,454 as compared to $1,935,875 a year ago. The increase of approximately $507,000 was due primarily to an increase in cash and cash equivalents approximately $680,000 and a decrease in convertible notes payable of approximately $209,000, offset in part by a decrease in accounts receivable, inventory and prepaid expenses of approximately $65,000, $145,000 and $92,000. The decrease in inventory was due primarily to an increase in the obsolescence reserve in the current year.

Internally generated funds in fiscal 2013 were $685,922 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $14,443 consisting of tooling and machining equipment for product manufacturing. The primary reason for the positive cash flow from operations in fiscal 2013 was the net income of $138,805, non-cash interest expense, non-cash depreciation, a reduction in accounts receivable, inventory and prepaid expenses, of $91,000, $64,186, $64,530, $144,954 and $91,615 respectively. In addition, accrued expenses increased by $89,083. Internally generated funds in fiscal 2012 were a negative $401,787. The primary reason for the negative cash flow from operations in fiscal 2012 was the net loss of $783,966. Internally generated funds in fiscal 2011 were a negative $706,017. The primary reason for the negative cash flow from operations in fiscal 2011 was the net loss of $672,535. The Company anticipates approximately $120,000 of capital expenditures during fiscal 2014 primarily to upgrade and replace the Company's IT infrastructure. The Company expects there will be internally generated funds in fiscal 2014 from operating activities in addition, to probable available short-term or long-term financing, to provide adequate funding of the Company's working capital needs.

Whenever there may be a requirement to increase inventory in fiscal 2014, there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions during fiscal 2009 and 2011 in response to the economic downturn and uncertainty in the markets the Company serves. These expense reductions continued for fiscal 2010, 2011, 2012 and 2013 and are anticipated to continue into fiscal 2014. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses at points during this expense reduction program  in order to appropriately manage its working capital.

In December 2012 management entered into a revolving line of credit and an amended Convertible Loan Agreement which may provide approximately $717,000 of liquidity to meet on going working capital requirements. The revolving line of credit represented an extension of an existing line of credit provided by a major shareholder and executive officer of the Company. The revolving line of credit extends the maturity date of the the existing line of credit to December 31, 2013, and reduces the interest rate applicable to borrowings from prime plus 3.0% to 0.24% (the applicable federal rate at December 2012). As partial consideration for these modified arrangements, the lender received a three-year warrant to purchase 100,000 shares of Class A Common Stock at an exercise price of $2.50 per share. The amended Convertible Loan Agreement is between the Company and a major shareholder and Director. This amended agreement modified the terms of the original agreement by extending the due date of the loan agreement from December 30, 2012 to December 30, 2013 and modifying the terms to allow $250,000 of borrowing on the agreement at the Company's discretion. This agreement also included a three-year warrant to purchase 100,000 shares of Class A Common Stock at a price of $2.50 per share. These facilities are available through December 2013. The revolving line of credit is not currently expected to be extended or renewed at this point but the convertible loan agreement may be renewed or extended through December 30, 2014.

Business Condition and Uncertainties

Until this past fiscal year the Company suffered recurring losses from operations due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels have impacted the Company's accounts receivable and cash balances. If this situation continues, it may prevent the Company from generating sufficient cash flow to sustain its operations.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing if needed. Management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the marketplace. In addition, management took steps to reduce expenses described above under the caption "Expense Controls" and continues to monitor expenses closely. In addition, subsequent to the end of fiscal 2012, the Company entered into the financing arrangements described above under the caption "Liquidity and Capital Resources". Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impact of Inflation

Over the past four years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy minimizing the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk is its revolving credit facility. The Company has no outstanding balance on its credit facility at September 30, 2013, which is subject to a low fixed rate of interest. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2013 and 2012, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2013. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board "United States". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

December 27, 2013
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$938,852	$258,798
Accounts receivable-less allowance for	638,316	702,846
doubtful accounts of $10,000 ($10,000, 2012)
Notes receivable-current	-	3,600
Inventories-less allowance for obsolete	1,589,816	1,734,770
inventory of $793,000 ($851,000, 2012)
Deferred income taxes-less valuation
allowance of $334,200 ($332,800, 2012)	-	-
Prepaid expenses	32,342	123,957

Total Current Assets	3,199,326	2,823,971

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,429,718	1,429,718
Machinery and equipment	2,388,762	2,374,319

	4,051,959	4,037,516
Less accumulated depreciation	3,752,452	3,688,266

	299,507	349,250

OTHER ASSETS:
Deferred income taxes-less valuation
allowance of $3,788,100 ($3,903,900, 2012)	-	-
Notes receivable-long-term	4,100	31,000
Deposits	1,750	1,750

	5,850	32,750

Total Assets	$3,504,683	$3,205,971

See accompanying summary of accounting policies and notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
	2013	2012

CURRENT LIABILITIES:
Convertible notes payable	$-	$208,591
Accounts payable	174,236	178,835
Accrued payroll and related expenses	142,519	149,636
Accrued expenses	395,426	306,475
Accrued taxes other than income	44,691	44,559

Total Current Liabilities	756,872	888,096

STOCKHOLDERS' EQUITY:
Common shares - no par value
Class A 10,000,000 shares authorized, 1,163,349 shares
issued (1,045,597 shares 2012)	1,261,188	1,045,597
Class B 2,500,000 convertible shares authorized,
475,533 shares issued	474,866	474,866
Preferred 1,000,000 shares authorized,
no shares outstanding	-	-
Contributed capital	1,738,521	1,662,981
Treasury shares - 15,795 (2013 and 2012)
Class A shares and 667 (2013 and 2012)
Class B shares	(253,341)	(253,341)
Retained earnings	(473,423)	(612,228)

Total Stockholders' Equity	2,747,811	2,317,875

Total Liabilities and Stockholders' Equity	$3,504,683	$3,205,971

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2013	2012	2011

NET SALES:
Product sales	$6,190,260	$4,442,133	$4,682,830
Service sales	275,912	319,156	385,783

Total Net Sales	6,466,172	4,761,289	5,068,613

COSTS AND EXPENSES:
Cost of product sold	3,359,727	2,787,212	2,732,876
Cost of services sold	138,307	216,949	293,641
Product development	939,373	938,058	987,114
Marketing and administrative	1,812,598	1,616,320	1,734,257
expenses
Interest charges	91,178	5,956	7,610
Other income	(13,816)	(19,240)	(14,350)

Total Costs and Expenses	6,327,367	5,545,255	5,741,148

Income (Loss) before Provision for Income Taxes	138,805	(783,966)	(672,535)
Provision For Income Taxes:
Current	114,400	-	-
Deferred	(114,400)	-	-

	-	-	-

Net Income (Loss)	$138,805	$(783,966)	$(672,535)

NET Income (LOSS) PER COMMON SHARE - BASIC	$.09	$(.57)	$(.54)

NET Income (LOSS) PER COMMON SHARE - DILUTED	$.08	$(.57)	$(.54)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,610,571	1,372,812	1,248,095

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011
		COMMON SHARES - NO PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at September 30, 2010	$844,273	$793,229	$454,866	$1,850,037	$(661,676)	$3,280,729

Share-based compensation expense	-	-	-	12,615	-	12,615

Net Loss	(672,535)	-	-	-	-	(672,535)

Balance at September 30, 2011	$171,738	$793,229	$454,866	$1,862,652	$(661,676)	$2,620,809

Sale of Class B shares from treasury	-	-	20,000	(391,335)	408,335	37,000

Conversion of convertible notes payable to Class A shares	-	252,368	-	214,511	-	466,879

Convertible notes issue cost	-	-	-	(34,235)	-	(34,235)

Share-based compensation expense	-	-	-	11,388	-	11,388

Net Loss	(783,966)	-	-	-	-	(783,966)

Balance at September 30, 2012	$(612,228)	$1,045,597	$474,866	$1,662,981	$(253,341)	$2,317,875

Fees for additional authorized Class A, Class B and Preferred shares	-	-	-	(21,925)	-	(21,925)

Conversion of convertible notes payable to Class A shares	-	208,591	-	-	-	208,591

Class A shares issued for professional services	-	7,000	-	-	-	7,000

Warrants issued for debt offering	-	-	-	91,000	-	91,000

Share-based compensation expense	-	-	-	6,465	-	6,465

Net Income	138,805	-	-	-	-	138,805

Balance at September 30, 2013	$(473,423)	$1,261,188	$474,866	$1,738,521	$(253,341)	$2,747,811

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$6,530,702	$4,781,174	$4,696,268
Cash paid to suppliers and employees	(5,848,654)	(5,177,377)	(5,396,080)
Interest paid	-	(6,641)	(6,849)
Interest received	3,874	1,057	644

Net Cash Provided by (Used in) Operating Activities	685,922	(401,787)	(706,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,443)	(55,180)	-
Payments received (advances) on notes receivable	30,500	3,500	(38,100)
Proceeds on sale of assets	-	9,500	-

Net Cash Provided by (Used in) Investing Activities	16,057	(42,180)	(38,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	250,000	-	-
Payments on short-term borrowings	(250,000)	-	-
Long-term borrowings	-	-	250,000
Payments on long-term borrowings	-	(250,000)	-
Proceeds from Convertible Notes Payable	-	675,470	-
Sale of Class B shares from treasury	-	37,000	-
Convertible Notes issue costs	-	(34,235)	-
Cost for additional authorized shares	(21,925)	-	-

Net Cash Provided by (Used in) Financing Activities	(21,925)	428,235	250,000

Increase (Decrease) in Cash and Cash Equivalents	680,054	(15,732)	(494,117)

Cash and Cash Equivalents at Beginning of Year	258,798	274,530	768,647

Cash and Cash Equivalents at End of Year	$938,852	$258,798	$274,530

See accompanying summary of accounting policies and notes to consolidated financial statements.

	2013	2012	2011

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$138,805	$(783,966)	$(672,535)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	64,186	86,257	108,924
(Gain)loss on disposal of assets	-	(3,548)	-
Share-based compensation expense	6,465	11,388	12,615
Non-cash professional service expense	7,000	-	-
Warrants issued for debt offering	91,000	-	-
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	64,530	19,885	(372,345)
Decrease in inventories	144,954	229,173	159,029
Decrease (Increase) in prepaid expenses	91,615	(70,690)	17,156
Increase (Decrease) in accounts payable	(4,599)	4,987	(9,188)
Increase (Decrease) in accrued payroll and related expenses	(7,117)	6,687	(6,852)
Increase (Decrease) in other accrued expenses and accrued taxes other than income	89,083	98,040	57,179

Total Adjustments	547,117	382,179	(33,482)

Net Cash Provided by (Used in) Operating Activities	$685,922	$(401,787)	$(706,017)

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$208,591	$466,879	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2013, 2012 AND 2011

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
Product Classes	2013	2012	2011

Automotive Test Equipment	74.4%	66.1%	75.3%
Indicating Instruments	25.6	33.9	24.7

Total	100.0%	100.0%	100.0%

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

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 60% of outstanding receivables at September 30, 2013 (73% in 2012). Sales to three customers approximated $2,304,000, $651,000 and $242,000 (2013), $905,000, $710,000 and $229,000 (2012), $883,000, $459,000 and $418,000 (2011), and accounts receivable to these customers amounted to approximately $99,000, $163,000 and $14,000 (2013), $327,000, $66,000 and $25,000 (2012).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2013.

Product Warranties :
The Company warrants certain products against defects for periods ranging primarily from 12 to 48 months. The Company's estimated future warranty claims is included in "Accrued expenses" and are as follows:
	2013	2012	2011

Balance October 1	$451	$993	$3,415
Current year provisions	8,690	7,564	163
Expenditures	(9,052)	(8,106)	(2,585)

Balance September 30	$89	$451	$993

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2013 and 2012 amounted to $938,852 and $258,798, respectively.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2013	2012

Raw materials and component parts	$852,229	$1,061,957
Work-in-process	590,687	451,733
Finished products	146,900	221,080

	$1,589,816	$1,734,770

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

Depreciation amounted to $64,186 (2013), $86,257 (2012), and $108,924 (2011).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $6,558 (2013), $6,940 (2012) and $16,756 (2011).

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

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in Note 10.

3. NOTES RECEIVABLE

Selected details of notes receivable are as follows:

	Current Portion	Total

	2013	2013	2012
Unsecured note receivable from current employee which bears interest at 3% per annum	$-	$4,100	$4,100

Unsecured note receivable from former employee which bears interest at 3% per annum	-	-	30,500

	$-	4,100	34,600

Less current portion		-	3,600

Long-term portion		$4,100	$31,000

4. CONVERTIBLE NOTES PAYABLE

On December 30, 2011, Hickok Incorporated entered into a Convertible Loan Agreement with Roundball, LLC and the Aplin Family Trust. Under the Convertible Loan Agreement, the Company issued a convertible note to Roundball in the amount of $466,879 and a convertible note to the Aplin Family Trust in the amount of $208,591. In addition, Roundball, LLC had the right to cause the Company to borrow up to an additional $466,880 from Roundball, LLC. The notes were unsecured, bore interest at a rate of 0.20% per annum and matured on December 30, 2012. In addition, the Company sold 20,000 Class B Common Shares held in treasury to Roundball at a price of $1.85 per share per a subscription agreement between the Company and Roundball dated December 30, 2011.

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

The Company recorded interest expense on the Roundball and Aplin Family Trust notes of $0 and $103 respectively for fiscal 2013 and $303 and $314 respectively for fiscal 2012. As of September 30, 2013 no interest was paid.

On December 28, 2012, the Aplin Family Trust converted the $208,591 under the Convertible Loan Agreement into Class A Common Shares of the Company.

On December 30, 2012 management entered into an amended Convertible Loan Agreement which provided approximately $467,000 of liquidity to meet expected working capital requirements. The amended Convertible Loan Agreement was by and between the Company and a major shareholder who is also a Director. The amendment modified the terms and extending the due date of the loan agreement from December 30, 2012 to December 30, 2013 and modified the terms to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.24%. This agreement may be extended or renewed through December 30, 2014.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is being amortized over the one year amended convertible loan agreement period. During the current fiscal year ended September 30, 2013 $45,500 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the fiscal year ended September 30, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

5. SHORT-TERM FINANCING

The Company had a credit agreement of $250,000 with Robert L. Bauman, one of its major shareholders who is also an employee of the Company. The agreement was to expire in April 2013 but was modified on December 31, 2012 to extend the maturity date to December 2013. This agreement is not currently expected to be extended or renewed. Effective October 30, 2012 for the remainder of the agreement, the lender may terminate the agreement with 45 days written notice, but it is at the discretion of the Company to deny the termination notice until December 2013 if it will have a negative effect on the solvency of the Company.

The agreement provides for a revolving credit facility of $250,000 with interest at 0.24% per annum and is unsecured and includes a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. During the current fiscal year the Company borrowed $250,000 against this loan facility and the Company repaid the outstanding balance of $250,000 on the Revolving Credit Agreement with Robert L. Bauman on February 21, 2013.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued is amortized over the one year credit agreement period. During the current fiscal year ended September 30, 2013, $45,500 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the fiscal year ended September 30, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

The Company recorded interest expense of $75 through September 30, 2013. As of September 30, 2013 no interest was paid. The Company had no outstanding borrowings under this loan facility at September 30, 2013. Selected details of short-term borrowings for fiscal 2013 and long-term borrowings for fiscal 2012 are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2013	$-	.24%
Average during 2013	$29,167.24%
Maximum during 2013 (month end)	$250,000.24%

Balance at September 30, 2012	$-	6.25%
Average during 2012	$83,333	6.25%
Maximum during 2012 (month end)	$250,000	6.25%

6. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through September 2016.

The Company's minimum commitment under these operating leases are as follows:

2014	$8,859
2015	6,866
2016	2,880

Total	$18,605

Rental expense under these commitments was $10,444 (2013), $7,971 (2012) and $2,880 (2011).

A facility held under a capital lease has a net book value of $0 at September 30, 2013. Future minimum lease payments which extend through 2061 are immaterial.

7. STOCK OPTIONS

On February 27, 2013, the Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders.

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of September 30, 2013.

Under the Company's expired Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, were exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Under the expired Employee Plans there are no options currently available for grant and there are no options outstanding at September 30, 2013.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 31,000 shares of Class A Common Stock over a three year period to members of the Board of Directors who were not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans become fully exercisable on March 8, 2015.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2013, 2012 and 2011 was $6,465, $11,388 and $12,615 respectively.

Transactions involving the plan are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2013	Price	2012	Price	2011	Price

Option Shares
Employee Plans:

Outstanding October 1,	-	$-	26,850	$3.55	41,500	$3.41

Granted	-	-	-	-	-	-

Canceled/expired	-	-	(26,850)	3.55	(14,650)	3.15

Exercised	-	-	-	-	-	-

Outstanding September 30, ($0 per share)	-	-	-	-	26,850	3.55
Exercisable September 30,	-	-	-	-	26,850	3.55

Directors Plans:

Outstanding October 1,	42,000	$5.95	38,000	$5.95	44,000	$6.30

Granted	-	2.925	7,000	2.925	5,000	2.925

Canceled/expired	(11,000)	3.55	(3,000)	3.55	(11,000)	5.98

Exercised	-	-	-	-	-	-

Outstanding September 30, ($2.925 to $11.00 per share)	31,000	5.57	42,000	5.62	38,000	5.95
Exercisable September 30,	25,000	6.20	30,000	6.52	28,334	6.62

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at September 30, 2013.

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925 - 5.25	17,000	$3.34	6.7	11,000	$3.56
$6.00 - 7.25	8,000	$6.43	3.8	8,000	$6.43
$10.50 - 11.00	6,000	$10.75	4.0	6,000	$10.75

	31,000	$5.57		25,000	$6.20

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During fiscal year ended September 30, 2013 and 2012, $6,465 and $11,388 respectively was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $2,837 (2014) and $543 (2015). The following weighted-average assumptions were used in the option pricing model for 2013 and 2012: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

8. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

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

Unissued shares of Class A common stock (958,233 and 881,985 shares in 2013 and 2012 respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants (see note 4, 5 and 7). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

9. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory Federal income tax rate is as follows:
	2013	2012	2011

Income (Loss) Before Provision for Income Taxes	$138,805	$(783,966)	$(672,535)
Statutory rate	34%	34%	34%

	47,194	(266,548)	(228,662)

Permanent differences	1,200	2,500	2,500
Research and development credit - net	(44,900)	(8,500)	(27,500)
Valuation allowance	-	274,600	255,600
Other	(3,494)	(2,052)	(1,938)

	$-	$-	$-

Deferred tax assets (liabilities) consist of the following:

	2013	2012

Current:
Inventories	$277,300	$295,300
Bad debts	3,400	3,400
Accrued liabilities	63,000	45,600
Prepaid expense	(9,500)	(11,500)

	334,200	332,800
Valuation allowance	(334,200)	(332,800)

Total current deferred income taxes	-	-

Noncurrent:
Depreciation and amortization	42,700	53,400
Research and development and other credit carryforwards	1,830,600	1,716,300
Net operating loss carryforward	1,817,200	1,934,200
Contribution carryforward	8,900	163,200
Directors stock option plan	39,000	36,800
Acquisition costs	49,700	-

	3,788,100	3,903,900
Valuation allowance	(3,788,100)	(3,903,900)

Total long-term deferred income taxes	-	-

Total	$-	$-

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2009 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2009 through 2011.

The Company has available a net operating loss carryforward of approximately $5,345,000 and a contribution carryforward of approximately $26,000. The net operating loss and research and development credit carryforwards will begin to expire in fiscal 2016.

Management has recorded a valuation allowance on the entire balance of deferred tax assets due to the continued losses during the past several years, the current economic uncertainties, the negative effects of the current economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss and research and development credit carryforwards. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2013	2012	2011

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$138,805	$(783,966)	$(672,535)

Shares denominator	1,610,571	1,372,812	1,248,095

Per share amount	$.09	$(.57)	$(.54)

Effect of Dilutive Securities
Average shares outstanding	1,610,571	1,372,812	1,248,095

Options available under convertible note	23,505	-	-

	1,634,076	1,372,812	1,248,095
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$138,805	$(783,966)	$(672,535)

Per share amount	$.08	$(.57)	$(.54)

11. EMPLOYEE BENEFIT PLANS

The Company had a formula based profit sharing bonus plan for officers and key employees. The plan was eliminated with the adoption of the Amended Articles of Incorporation in October 2012. For fiscal years ended September 30, 2013, 2012 and 2011, the formula produced no bonus distribution. The bonus distribution was determined by the Compensation Committee of the Board of Directors.

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2013, 2012 and 2011, the Company made matching contributions to the plan in the amount of $16,003, $15,178 and $17,009 respectively. The Company does not provide any other post retirement benefits to its employees.

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

Information by industry segment is set forth below:

Years Ended September 30,	2013	2012	2011

Net Sales
Indicators and Gauges	$1,657,725	$1,612,943	$1,253,975
Automotive Diagnostic Tools and Equipment	4,808,447	3,148,346	3,814,638

	$6,466,172	$4,761,289	$5,068,613

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$433,361	$271,343	$94,178
Automotive Diagnostic Tools and Equipment	834,630	(78,433)	229,355
General Corporate Expenses	(1,129,186)	(976,876)	(996,068)

	$138,805	$(783,966)	$(672,535)

Asset Information :

Years Ended September 30,	2013	2012

Identifiable Assets
Indicators and Gauges	$898,555	$850,186
Automotive Diagnostic Tools and Equipment	1,327,932	1,586,634
Corporate	1,278,196	769,151

	$3,504,683	$3,205,971

Geographical Information :

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2013	2012	2011

Revenue:
United States of America	$6,317,722	$4,598,029	$4,854,871
Australia	23,481	14,018	26,945
Canada	77,239	72,535	119,667
England	5,245	-	28,924
Mexico	16,640	36,960	23,520
Taiwan	22,481	34,935	-
Other foreign countries	3,364	4,812	14,686

	$6,466,172	$4,761,289	$5,068,613

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

The Company was a named defendant along with numerous other companies in a suit in the State of Michigan regarding asbestos harm to the plaintiff. The Company was dismissed from the suit in August 2013.

14. SUBSEQUENT EVENTS

 The Company has analyzed its operations subsequent to September 30, 2013 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

In addition, on December 30, 2012 management entered into an amended unsecured convertible loan agreement and an additional revolving line of credit which may provide approximately $717,000 of liquidity to meet on going working capital requirements. One agreement is an unsecured revolving line of credit with a major shareholder who is also an employee and the other is an unsecured convertible loan agreement with a major shareholder who is also a Director. These facilities are available through December 2013. The revolving line of credit is not currently expected to be extended or renewed but the convertible loan agreement may be renewed or extended through December 30, 2014.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the cash generated from the completion of the large order from a Tier 1 Supplier during the current fiscal year should provide the Company with the needed working capital for the next twelve months.

16. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth

Net Sales
2013	$1,738,903	$1,964,338	$1,339,931	$1,423,000
2012	1,181,501	1,178,538	1,271,803	1,129,447
2011	1,112,643	1,312,896	1,276,544	1,366,530

Gross Profit
2013	812,501	856,177	572,192	727,268
2012	392,712	402,681	479,189	482,546
2011	422,618	552,725	483,899	582,854

Net Income (Loss)
2013	143,804	119,431	(133,777)	9,347
2012	(183,140)	(224,781)	(170,975)	(205,070)
2011	(317,982)	(213,681)	(125,949)	(14,923)

Net Income (Loss) per Common Share

Basic
2013	.09	.08	(.08)	.01
2012	(.15)	(.16)	(.12)	(.14)
2011	(.25)	(.17)	(.10)	(.02)

Diluted
2013	.09	.07	(.08)	.01
2012	(.15)	(.16)	(.12)	(.14)
2011	(.25)	(.17)	(.10)	(.02)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2013, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

December 27, 2013

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2014, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2014, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of September 30, 2013 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)

________________________________________________________________________________

Equity compensation plans approved by security holders	25,000	$6.20	150,000

Equity compensation plans not approved by security holders	-	-	-

Total	25,000		150,000

(1)Represents the total amount of securities available under the Hickok Incorporated 2013 Omnibus Equity Plan (the "Plan"). Types of awards issuable under the Plan include stock options, stock appreciation rights, restricted shares, restricted share units, preference shares and Class A Common Shares in such amounts determined by the Compensation Committee. No securities have been issued under the Plan.

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2014, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2014, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2014, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: December 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 27th day of December, 2013:

SIGNATURE:	TITLE

/s/ Janet H. Slade	Chairman
Janet H. Slade

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Jennifer A. Elliott	Director
Jennifer A. Elliott

/s/ T. Harold Hudson	Director
T. Harold Hudson

/s/ James T. Martin	Director
James T. Martin

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX
EXHIBIT NO.:	DOCUMENT

3(a)	Amended Articles of Incorporation. (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).

3(b)	Amended and Restated Code of Regulations. (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).

10(a)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).**

10(b)	Hickok Incorporated 2010 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2010 annual meeting of shareholders as filed with the Commission on January 26, 2010).**

10(c)	Hickok Incorporated 2013 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2013 annual meeting of shareholders as filed with the Commission on January 28, 2013).**

10(d)	Convertible Loan Agreement, dated December 30, 2011, among the Company, the Investors, and solely with respect to Section 3 thereof, Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(e)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to Roundball in the principal amount of $466,879.87 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(f)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to the Aplin Trust in the principal amount of $208,591.20 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(g)	Registration Rights Agreement, dated December 30, 2011, among the Company and the Investors (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(h)	Voting Agreement, dated December 30, 2011, among the Company, the Investors and the Class B Shareholders of the Company (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(i)	Subscription Agreement, dated December 30, 2011, between the Company and Roundball (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(j)	Form of Employment Agreement (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012).**

10(k)	Revolving Credit Agreement, dated January 9, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 9, 2012) effective through April 13, 2013.

10(l)	Revolving Credit Promissory Note, dated January 9, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 9, 2012) effective through April 13, 2013.

10(m)	Revolving Credit Agreement, dated December 30, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 31, 2013.

10(n)	Warrant Agreement, dated December 30, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(o)	Amendment No. 1 to Convertible Loan Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2013.

10(p)	Warrant Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation
  *XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

  **Management contract, compensation plan or arrangement.
The following pages contain the Consolidated Financial Statement Schedules as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2013 and 2012, and for each of the years in the three-year period ended September 30, 2013, and have issued our report thereon dated December 27, 2013; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

December 27, 2013
Cleveland, Ohio

                                               HICKOK INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2011
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    8,313 (1)    $      - (2)     $   8,313 (3)     $   10,000

 Reserve for inventory obsolescence  $  380,000    $  334,568        $      -         $     568 (4)     $  714,000

 Reserve for product warranty        $    3,415    $      163        $      -         $   2,585         $      993

 Valuation allowance deferred taxes  $3,793,700    $  255,600        $      -         $       -         $4,049,300

                                                  Year Ended September 30, 2012
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $      374 (1)    $      - (2)     $     374 (3)     $   10,000

 Reserve for inventory obsolescence  $  714,000    $  185,697        $      -         $  48,697 (4)     $  851,000

 Reserve for product warranty        $      993    $    7,565        $      -         $   8,107         $      451

 Valuation allowance deferred taxes  $4,049,300    $  187,400        $      -         $       -         $4,236,700

                                                Year Ended September 30, 2013
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    2,049 (1)    $      - (2)     $   2,049 (3)     $   10,000

 Reserve for inventory obsolescence  $  851,000    $   60,107        $      -         $ 118,107 (4)     $  793,000

 Reserve for product warranty        $      451    $    8,690        $      -         $   9,052         $       89

 Valuation allowance deferred taxes  $4,236,700    $        -        $      -         $ 114,400         $4,122,300

(1) Classified as bad debt expense.

(2) Recoveries on accounts charged off in prior years.

(3) Accounts charged off during year as uncollectible.

(4) Inventory charged off during the year as obsolete.