Form 10-Q
period 2013-12-31
HICKOK INC
filed 2014-02-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 7, 2014:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2013	2012
Net Sales
Product Sales	$980,395	$1,647,435
Service Sales	69,847	91,468

Total Net Sales	1,050,242	1,738,903

Costs and Expenses
Cost of Product Sold	655,300	892,133
Cost of Service Sold	34,104	34,269
Product Development	231,056	231,147
Marketing and Administrative Expenses	453,997	417,243
Interest Charges	-	22,855
Other Income	(3,928)	(2,548)

Total Costs and Expenses	1,370,529	1,595,099

Income (Loss) before Provision for Income Taxes	(320,287)	143,804

Provision for (Recovery of) Income Taxes	-	-

Net Income (Loss)	$(320,287)	$143,804

Earnings per Common Share:
Net Income (Loss)	$(.20)	$.09

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$(.20)	$.09

Dividends per Common Share	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2013 (Unaudited)	September 30, 2013 (Note)	December 31, 2012 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$571,424	$938,852	$156,212
Trade Accounts Receivable-Net	510,450	638,316	1,129,405
Notes Receivable-Current	-	-	3,600
Inventories	1,647,927	1,589,816	1,870,119
Prepaid Expenses	122,907	32,342	73,816

Total Current Assets	2,852,708	3,199,326	3,233,152

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,428,890	2,388,762	2,374,319

	4,092,087	4,051,959	4,037,516

Less: Allowance for Depreciation	3,768,832	3,752,452	3,714,001

Total Property - Net	323,255	299,507	323,515

Other Assets
Notes Receivable-Long-term	4,100	4,100	30,100
Deposits	1,750	1,750	1,750

Total Other Assets	5,850	5,850	31,850

Total Assets	$3,181,813	$3,504,683	$3,588,517

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2013 (Unaudited)	September 30, 2013 (Note)	December 31, 2012 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$-	$-	$100,000
Convertible Notes Payable	-	-	-
Trade Accounts Payable	246,605	174,236	292,341
Accrued Payroll & Related Expenses	123,643	142,519	132,443
Accrued Expenses	323,199	395,426	323,365
Accrued Taxes Other Than Income	59,634	44,691	59,432
Accrued Income Taxes	-	-	-

Total Current Liabilities	753,081	756,872	907,581

Long-Term Financing	-	-	-

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2013 and 1,163,349 December 31, 2012) excluding 15,795 shares in treasury	1,261,188	1,261,188	1,261,188

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (474,866 at September 30, 2013 and December 31, 2012)excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,486,388	1,485,180	1,413,306

Retained Earnings (Deficit)	(793,710)	(473,423)	(468,424)

Total Stockholders' Equity	2,428,732	2,747,811	2,680,936

Total Liabilities and Stockholders' Equity	$3,181,813	$3,504,683	$3,588,517

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2013	2012

Cash Flows from Operating Activities:
Cash received from customers	$1,178,108	$1,312,344
Cash paid to suppliers and employees	(1,505,791)	(1,493,998)
Interest paid	-	-
Interest received	383	93

Net Cash Provided By (Used In) Operating Activities	(327,300)	(181,561)

Cash Flows from Investing Activities:
Capital expenditures	(40,128)	-
Payments received on notes receivable	-	900

Net Cash Provided By (Used In) Investing Activities	(40,128)	900

Cash Flows from Financing Activities:
Cost for additional Authorized shares	-	(21,925)
Increase in Short-term borrowings	-	100,000
Increase in Convertible Notes Payable	-	-

Net Cash Provided By (Used In) Financing Activities	-	78,075

Net increase (decrease) in cash and cash equivalents	(367,428)	(102,586)

Cash and cash equivalents at beginning of year	938,852	258,798

Cash and cash equivalents at end of first quarter	$571,424	$156,212

See Notes to Consolidated Financial Statements

	2013	2012

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(320,287)	$143,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,380	25,735
Share-based compensation expense	1,208	2,841
Non-cash professional service expense	-	7,000
Warrants issued for debt offering	-	22,750
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	127,866	(426,559)
Decrease (Increase) in inventories	(58,111)	(135,349)
Decrease (Increase) in prepaid expenses	(90,565)	50,141
Increase (Decrease) in accounts payable	72,369	113,506
Increase (Decrease) in accrued payroll and related expenses	(18,876)	(17,193)
Increase (Decrease) in accrued expenses and accrued taxes other than income	(57,284)	31,763

Total Adjustments	(7,013)	(325,365)

Net Cash Provided By (Used In) Operating Activities	$(327,300)	$(181,561)

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$-	$208,591

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2013

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2013.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2013	September 30, 2013	December 31, 2012

Components	$864,844	$852,229	$1,036,824
Work-in-Process	612,598	590,687	596,926
Finished Product	170,485	146,900	236,369

	$1,647,927	$1,589,816	$1,870,119

The above amounts are net of reserve for obsolete inventory in the amount of $810,376, $793,000 and $883,903 for the periods ended December 31, 2013, September 30, 2013 and December 31, 2012 respectively.

3. Notes Receivable

The Company has a note receivable with a current employee at an interest rate of three percent per annum. The Company does not anticipate repayment within the next twelve months.

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

On December 28, 2012, the Aplin Family Trust converted the $208,591 under the Convertible Loan Agreement into Class A Common Shares of the Company.

On December 30, 2012 management entered into an amended Convertible Loan Agreement with Roundball which provided approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2012 to December 31, 2013 and modifying the terms to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.24%.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued was amortized over the one year amended convertible loan agreement period. During the quarter ended December 31, 2012, $11,375 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the three month period ended December 31, 2012: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

On December 30, 2013 management entered into Amendment No. 2 of the Convertible Loan Agreement with Roundball which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2013 to December 30, 2014 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.25%.

5. Short-term Financing

The Company had a credit agreement of $250,000 with Robert L. Bauman, one of its major shareholders who is also an employee of the Company. The agreement was to expire in April 2013 but was modified on December 31, 2012 to extend the maturity date to December 2013. Effective October 30, 2012 for the remainder of the agreement, the lender may terminate the agreement with 45 days written notice, but it is at the discretion of the Company to deny the termination notice until December 2013 if it would have had a negative effect on the solvency of the Company.

The agreement provided for a revolving credit facility of $250,000 with interest at 0.24% per annum and was unsecured and included a three year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. In addition, the agreement generally allowed for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The Company had no outstanding borrowings under this loan facility at December 31, 2013. The revolving line of credit was not extended.

In partial consideration for the original extension of the revolving credit facility the Company and Bauman entered into a Warrant Agreement, dated December 30, 2012 whereby the Company issued a warrant to Bauman to purchase, at his option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. If not exercised, this warrant will expire on December 30, 2015.

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

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of December 31, 2013.

Under the Company's expired Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, were exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Under the expired Employee Plans there are no options currently available for grant and there are no options outstanding at December 31, 2013.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), provided for the automatic grant of options to purchase up to 31,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 31,000 Class A shares were outstanding at December 31, 2013 (31,000 shares at September 30, 2013 and 42,000 shares at December 31, 2012) at prices ranging from $2.925 to $11.00 per share. All outstanding options under the Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at December 31, 2013:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - $5.25	17,000	$3.34	6.4	11,000	$3.56
$6.00 - $7.25	8,000	$6.43	3.5	8,000	$6.43
$10.50 - $11.00	6,000	$10.75	3.8	6,000	$10.75

	31,000	$5.57		25,000	$6.20

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options were immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2013 $1,208 was expensed as share-based compensation. During the quarter ended December 31, 2012 $2,841 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2013 and 2012 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

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

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share."  The required reconciliations are as follows:

	Three Months ended December 31,
	2013	2012
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(320,287)	$143,804

Shares denominator	1,638,215	1,528,541

Per share amount	$(.20)	$.09

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,528,541
Stock options	-*	12,942

	1,638,215	1,541,483

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(320,287)	$143,804

Per share amount	$(.20)	$.09

* Net effect of stock options and warrants were antidilutive for the period.

Options and warrants to purchase 31,000 and 200,000 shares of common stock respectively during the first quarter of fiscal 2014 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 252,367 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share during the first quarter of fiscal 2014 because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

Options and warrants to purchase 42,000 and 200,000 shares of common stock respectively during the first quarter of fiscal 2013 at prices ranging from $2.250 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2013	2012
Net Sales
Indicators and Gauges	$404,405	$410,226
Automotive Diagnostic Tools and Equipment	645,837	1,328,677

	$1,050,242	$1,738,903

Income (Loss) before Provision for Income Taxes
Indicators and Gauges	$65,634	$111,624
Automotive Diagnostic Tools and Equipment	(87,070)	307,465
General Corporate Expenses	(298,851)	(275,285)

	$(320,287)	$143,804

Asset Information
Indicators and Gauges	$922,325	$831,059
Automotive Diagnostic Tools and Equipment	1,235,229	2,167,252
Corporate	1,024,259	590,206

	$3,181,813	$3,588,517

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,004,148	$1,700,435
Australia	24,138	-
Canada	11,492	28,054
Mexico	10,464	7,048
Other foreign countries	-	3,366

	$1,050,242	$1,738,903

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

11. Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2013 through the date the finacial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

In January of 2014, the Company received an order for approximately $1,800,000. The order is expected to cause a short-term cash drain and subsequently provide additional cash reserves as the Company is paid. Current cash on hand and funds available from the Convertible Note Payable should provide the necessary working capital during the production of this order.

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

On December 30, 2012 management entered into an amended unsecured convertible loan agreement and an additional revolving line of credit which may provide approximately $717,000 of liquidity to meet on going working capital requirements. One agreement was an unsecured revolving line of credit with a major shareholder who is also an employee and the other was an unsecured convertible loan agreement with a major shareholder who is also a Director as discussed in Notes 4 and 5. These facilities were available through December 2013. The revolving line of credit was not extended.

In addition, on December 30, 2013 management entered into Amendment No. 2 of the unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The agreement is with a major shareholder who is also a Director as discussed in Note 4. This facility is available through December 2014.

The above available financing resource together with management’s revised strategic plan to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place should provide the Company with the needed working capital for the next twelve months. In addition, in January of 2014 the Company received an order for approximately $1,800,000. The order is expected to cause a short-term cash drain and subsequently provide additional cash reserves as the Company is paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2013 through December 31, 2013)
Fiscal 2014 Compared to First Quarter Fiscal 2013
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $404,405 and $410,226 for the first quarter of fiscal 2014 and fiscal 2013, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $645,837 and $1,328,677 for the first quarter of fiscal 2014 and fiscal 2013, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2013 were $980,395 versus $1,647,435 for the quarter ended December 31, 2012. The decrease in product sales during the current quarter of approximately $667,000 was volume related due primarily to decreased sales of automotive diagnostic testing products to OEM's of approximately $752,000 offset by an increase in sales of indicators, non-emission aftermarket products and emissions testing products of approximately $6,000, $62,000 and $17,000 respectively. Product sales for the quarter ended December 31, 2012 benefited from the large order from a Tier 1 Supplier with no similar order in the quarter ended December 31, 2013. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase significantly during the remainder of fiscal 2014.

Service sales for the quarter ended December 31, 2013 were $69,847 versus $91,468 for the quarter ended December 31, 2012. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to increase slightly for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2014 was $655,300 (66.8% of product sales) as compared to $892,133 (54.2% of product sales) in the first quarter of fiscal 2013. The increase in the cost of product sold percentage was due primarily to reduced plant utilization and a change in product mix. The dollar decrease is due to the volume decrease of product sales during the current quarter. The current cost of product sold percentage is expected to decrease significantly for the remainder of the year due to both increased plant utilization and improved product mix.

Cost of service sold in the first quarter of fiscal 2014 was $34,104 (48.8% of service sales) as compared to $34,269 (37.5% of service sales) in the first quarter of fiscal 2013. The percentage increase was due primarily to a lower sales volume and product specifics of chargeable repairs. The current cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $231,056 in the first quarter of fiscal 2014 (23.6% of product sales) as compared to $231,147 (14.0% of product sales) in the first quarter of fiscal 2013. The percentage increase was due primarily to lower product sales during the current quarter. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $453,997 (43.2% of total net sales) in the first quarter of fiscal 2014 versus $417,243 (24.0% of total net sales) for the same period a year ago. The percentage increase was due primarily to the lower level of total sales for the current quarter. Marketing expenses were approximately $151,000 in the first quarter of fiscal 2014 versus $162,000 for the same period a year ago. Within marketing expenses, royalty expense and promotion expense decreased by approximately $17,000 and $2,000 respectively. Wages, credit and collection expense, commissions and advertising increased by approximately $4,000, $2,000, $1,000 and $1,000 respectively. Administrative expenses were approximately $303,000 in the first quarter of fiscal 2014 versus $255,000 for the same period a year ago. Within administrative expenses professional fees and wages increased approximately $56,000 and $5,000 respectively. The increases were offset in part by decreases in rent machinery and equipment, data processing expenses and travel expenses of approximately $5,000, $5,000 and $3,000 respectively. The current level of marketing and administrative expenses are expected to continue for the balance of the fiscal year.

Interest expense was $0 in the first quarter of fiscal 2014 which compares with $22,855 in the first quarter of fiscal 2013. The decrease in interest charges in the current quarter compared to a year ago was due primarily to recording as non-cash interest expense the present value of one fourth of the warrants issued in December 2012 during the prior year first quarter. The current level of interest expense is anticipated to continue for the remainder of the fiscal year.

Other income was $3,928 in the first quarter of fiscal 2014 which compares with $2,548 in the first quarter of fiscal 2013. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase was due primarily to an increase in the sale of scrap mental shavings.

Income taxes in the first quarter of fiscal 2014 was $0 which compares with income taxes of $0 in the first quarter of fiscal 2013. In the first quarter of fiscal 2014 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0. In the first quarter of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically the carryforward of net operating loss carryforwards.

The net loss in the first quarter of fiscal 2014 was $320,287 which compares with net income of $143,804 in the first quarter of fiscal 2013. The net loss in fiscal 2014 was due primarily to a lower sales volume. The prior year first quarter benefited from a large order from a Tier 1 supplier to an OEM with no similar order during the current fiscal year.

Management continues to monitor its expense reductions initiatives implemented and revised from 2008 to 2011. The Company currently has no plans to add resources in fiscal 2014 unless revenue opportunities warrant such an increase.

Unshipped customer orders as of December 31, 2013 were $713,000 versus $1,372,000 at December 31, 2012. The $659,000 decrease was due primarily to decreased orders for automotive diagnostic products to OEM's and aftermarket products which include emissions products of approximately $624,000 and $41,000 respectively. In addition, orders for indicator products also decreased by approximately $48,000. Orders for parts and service increased by approximately $54,000. The Company anticipates that most of the current backlog will be shipped in fiscal 2014. Order backlog at January 31, 2014 increased substantially due to an order for an automotive diagnostic product of approximately $1,800,000 that will be shipped in fiscal 2014.

Liquidity and Capital Resources

Total current assets were $2,852,708, $3,199,326 and $3,233,152 at December 31, 2013, September 30, 2013 and December 31, 2012, respectively. The decrease of approximately $380,000 from December to December is due primarily to the decrease in accounts receivable and inventories of approximately $619,000 and $222,000 respectively, offset by increases in cash and cash equivalents and prepaid expenses of approximately $415,000 and $49,000 respectively. The increase in cash and cash equivalents combined with the decreases in accounts receivable and inventory was due to the large order obtained in October of 2012 for an OEM supplier. The decrease from September 30, 2013 to December 31, 2013 is due primarily to the decrease in cash and cash equivalents and accounts receivable of approximately $367,000 and $128,000 respectively, offset in part by the increase in inventory and prepaid expenses of approximately $58,000 and $91,000 respectively. The decrease in cash and accounts receivable was due primarily to the lower sales volume during the current quarter.

Working capital as of December 31, 2013 amounted to $2,099,627 as compared with $2,325,571 a year earlier. Current assets were 3.8 times current liabilities and total cash and cash equivalents and receivables were 1.4 times current liabilities. These ratios compare to 3.6 and 1.4, respectively, at December 31, 2012.

Internally generated funds during the three months ended December 31, 2013 were a negative $327,300 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $40,128. The primary reason for the negative cash flow from operations was the net loss during the current quarter of $320,287. The Company does anticipate additional capital expenditures during fiscal 2014 of approximately $100,000. The Company believes that cash and cash equivalents together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the three months ended December 31, 2013 decreased by $319,079 which was the net loss during the period of $320,287 and share-based compensation expense of $1,208.

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

During fiscal 2014 the Company's business may require a short-term increase in inventory and accounts receivables. Whenever there may be a requirement to increase inventory in fiscal 2014 there will be a negative but temporary impact on liquidity. The Company has reduced wages, headcount, product development, and marketing, administrative and sales related expenses in order to appropriately manage its working capital. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements.

Off-Balance Sheet Arrangements

Hickok has no off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's revolving line of credit facility and the funds available from the convertible note were the only debt subject to interest rate risk during the current quarter. The Company currently has available under the convertible note agreement a credit facility subject to a nominal fixed rate of interest. As a result, the Company believes that the market risk related to interest rate movements is minimal. The Company had no outstanding borrowings under these credit facilities at December 31, 2013.

Item 4. Controls and Procedures.

As of December 31, 2013, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2013. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: February 14, 2014	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 14, 2014	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer