Form 10-Q
period 2014-03-31
HICKOK INC
filed 2014-05-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 9, 2014:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2014	2013	2014	2013
Net Sales
Product Sales	$1,057,684	$1,891,252	$2,038,079	$3,538,687
Service Sales	58,783	73,086	128,630	164,554

Total Net Sales	1,116,467	1,964,338	2,166,709	3,703,241

Costs and Expenses
Cost of Product Sold	639,984	1,064,770	1,295,284	1,956,903
Cost of Service Sold	48,452	43,391	82,556	77,660
Product Development	253,154	246,098	484,210	477,245
Marketing and Administrative Expenses	474,545	468,755	928,542	885,998
Interest Charges	-	22,823	-	45,678
Other Income	(2,013)	(930)	(5,941)	(3,478)

Total Costs and Expenses	1,414,122	1,844,907	2,784,651	3,440,006

Income (Loss) before Provision for Income Taxes	(297,655)	119,431	(617,942)	263,235

Provision for (Recovery of) Income Taxes	-	-	-	-

Net Income (Loss)	$(297,655)	$119,431	$(617,942)	$263,235

Earnings per Common Share:
Net Income (Loss)	$(.18)	$.08	$(.38)	$.17

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$(.18)	$.07	$(.38)	$.16

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2014 (Unaudited)	September 30, 2013 (Note)	March 31, 2013 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$153,048	$938,852	$883,341
Trade Accounts Receivable-Net	453,384	638,316	727,095
Notes Receivable - Current	-	-	3,600
Inventories	2,020,358	1,589,816	1,480,154
Prepaid Expenses	87,258	32,342	84,596

Total Current Assets	2,714,048	3,199,326	3,178,786

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,466,316	2,388,762	2,378,319

	4,129,513	4,051,959	4,041,516

Less: Allowance for Depreciation	3,785,212	3,752,452	3,739,735

Total Property - Net	344,301	299,507	301,781

Other Assets
Notes Receivable - Long-term	4,100	4,100	29,500
Deposits	1,750	1,750	1,750

Total Other Assets	5,850	5,850	31,250

Total Assets	$3,064,199	$3,504,683	$3,511,817

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2014 (Unaudited)	September 30, 2013 (Note)	March 31, 2013 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$-	$-	$-
Convertible Notes Payable	-	-	-
Trade Accounts Payable	416,427	174,236	128,389
Accrued Payroll & Related Expenses	165,476	142,519	154,344
Accrued Expenses	332,987	395,426	383,226
Accrued Taxes Other Than Income	17,689	44,691	21,533
Accrued Income Taxes	-	-	-

Total Current Liabilities	932,579	756,872	687,492

Long-Term Financing	-	-	-

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2013 and March 31, 2013) excluding 15,795 shares in treasury	1,261,188	1,261,188	1,261,188

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (474,866 shares outstanding at September 30, 2013 and March 31, 2013) excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,486,931	1,485,180	1,437,264

Retained Earnings	(1,091,365)	(473,423)	(348,993)

Total Stockholders' Equity	2,131,620	2,747,811	2,824,325

Total Liabilities and Stockholders' Equity	$3,064,199	$3,504,683	$3,511,817

HICKOK INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2014	2013

Cash Flows from Operating Activities:
Cash received from customers	$2,351,641	$3,678,992
Cash paid to suppliers and employees	(3,060,392)	(3,030,303)
Interest paid	-	-
Interest received	501	279
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	(708,250)	648,968

Cash Flows from Investing Activities:
Capital expenditures	(77,554)	(4,000)
Payments received on notes receivable	-	1,500

Net Cash Provided By (Used In) Investing Activities	(77,554)	(2,500)

Cash Flows from Financing Activities:
Short-term borrowing	-	250,000
Payments on short-term borrowings	-	(250,000)
Cost for additional Authorized shares	-	(21,925)

Net Cash Provided By (Used In) Financing Activities	-	(21,925)

Net increase (decrease) in cash and cash equivalents	(785,804)	624,543

Cash and cash equivalents at beginning of year	938,852	258,798

Cash and cash equivalents at end of second quarter	$153,048	$883,341

See Notes to Consolidated Financial Statements

	2014	2013

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(617,942)	$263,235
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	32,760	51,469
Non-cash share-based compensation expense	1,751	4,049
Non-cash professional service expense	-	7,000
Warrants issued for debt offering	-	45,500
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	184,932	(24,249)
Decrease (Increase) in inventories	(430,542)	254,616
Decrease (Increase) in prepaid expenses	(54,916)	39,361
Increase (Decrease) in accounts payable	242,191	(50,446)
Increase (Decrease) in accrued payroll and related expenses	22,957	4,708
Increase (Decrease) in accrued expenses and accrued taxes other than income	(89,441)	53,725

Total Adjustments	(90,308)	385,733

Net Cash Provided By (Used In) Operating Activities	$(708,250)	$648,968

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$-	$208,591

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2013.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2014	September 30, 2013	March 31, 2013

Components	$941,852	$852,229	$942,802
Work-in-Process	908,124	590,687	341,766
Finished Product	170,382	146,900	195,586

	$2,020,358	$1,589,816	$1,480,154

The above amounts are net of reserve for obsolete inventory in the amount of $828,376, $793,000 and $916,903 for the periods ended March 31, 2014, September 30, 2013 and March 31, 2013 respectively.

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

Unissued shares of Class A common stock (956,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

On February 27, 2013, the Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders.

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of March 31, 2014.

Under the Company's expired Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, were exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Under the expired Employee Plans there are no options currently available for grant and there are no options outstanding at March 31, 2014.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 29,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 29,000 Class A shares were outstanding at March 31, 2014 (31,000 shares at September 30, 2013 and 31,000 shares at March 31, 2013) at prices ranging from $2.925 to $11.00 per share. Options for 2,000 shares expired during the three month period ended March 31, 2014 at $7.25 per share. In addition, options for 2,000 shares expired during the three month period ended March 31, 2013 at $3.67 per share. All outstanding options under the expired Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at March 31, 2014:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	17,000	$3.34	6.2	14,667	$3.40
$6.00 - 7.25	6,000	$6.15	4.3	6,000	$6.15
$10.50 - 11.00	6,000	$10.75	3.5	6,000	$10.75

	29,000	$5.45		26,667	$5.67

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2014 and 2013 respectively $543 and $1,208; $1,751 and $4,049 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2014 and 2013 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

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

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:
Three Months Ended March 31,	Six Months Ended March 31,

	2014	2013	2014	2013
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(297,655)	$119,431	$(617,942)	$263,235

Shares denominator	1,638,215	1,638,215	1,638,215	1,582,776

Per share amount	$(.18)	$.08	$(.38)	$.17

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215	1,638,215	1,582,776
Stock options	-*	30,044	-*	30,044

	1,638,215	1,668,259	1,638,215	1,612,820

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(297,655)	$119,431	$(617,942)	$263,235

Per share amount	$(.18)	$.07	$(.38)	$.16

* Net effect of stock options and warrants were antidilutive for the period.

Options and warrants to purchase 29,000 and 200,000 shares of common stock respectively during the second quarter and the first six months of fiscal 2014 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 252,367 shares of common stock during the second quarter and the first six months of fiscal 2014 at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:
Three Months Ended March 31,	Six Months Ended March 31,

	2014	2013	2014	2013
Net Sales
Indicators and Gauges	$346,196	$417,607	$750,601	$827,833
Automotive Diagnostic Tools and Equipment	770,271	1,546,731	1,416,108	2,875,408

	$1,116,467	$1,964,338	$2,166,709	$3,703,241

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$23,770	$113,216	$89,404	$224,840
Automotive Diagnostic Tools and Equipment	(14,140)	297,435	(101,210)	604,900
General Corporate Expenses	(307,285)	(291,220)	(606,136)	(566,505)

	$(297,655)	$119,431	$(617,942)	$263,235

Asset Information
Indicators and Gauges			$848,878	$807,464
Automotive Diagnostic Tools and Equipment			1,622,450	1,398,266
Corporate			592,871	1,306,087

			$3,064,199	$3,511,817

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,094,458	$1,896,250	$2,098,606	$3,596,685
Australia	-	14,231	24,138	14,231
Canada	10,222	22,644	21,714	50,698
Mexico	7,848	3,488	18,312	10,536
Taiwan	-	22,481	-	22,481
Other foreign countries	3,939	5,244	3,939	8,610

	$1,116,467	$1,964,338	$2,166,709	$3,703,241

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

11. Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2014 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2014 through March 31, 2014)
Fiscal 2014 Compared to Second Quarter Fiscal 2013
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $346,196 and $417,607 for the second quarter of fiscal 2014 and fiscal 2013, respectively and $750,601 and $827,833 for the first six months of fiscal 2014 and fiscal 2013, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $770,271 and $1,546,731 for the second quarter of fiscal 2014 and fiscal 2013, respectively, and $1,416,108 and $2,875,408 for the first six months of fiscal 2014 and fiscal 2013, respectively. The higher sales volume in the prior year was primarily due to the large order from a Tier 1 OEM supplier.

Results of Operations

Product sales for the quarter ended March 31, 2014 were $1,057,684 versus $1,891,252 for the quarter ended March 31, 2013. The 44% decrease in product sales during the current quarter of approximately $834,000 was volume related due primarily to decreased sales of automotive diagnostic testing products to OEM's of approximately $599,000. Sales of emission products and aftermarket products decreased by approximately $51,000 and $115,000 respectively. In addition, sales of indicator products decreased by approximately $69,000. Product sales for the quarter ended March 31, 2013 benefited from the large order from a Tier 1 Supplier with no similar order in the quarter ended March 31, 2014. Management continues to be concerned about the current economic conditions in the markets the Company serves. Product sales are expected to increase significantly during the remainder of fiscal 2014 due to the large order received in January and to anticipated improvement in other markets the Company serves.

Service sales for the quarter ended March 31, 2014 were $58,783 versus $73,086 for the quarter ended March 31, 2013. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2014 was $639,984 (60.5% of product sales) as compared to $1,064,770 (56.3% of product sales) in the second quarter of fiscal 2013. The increase in the cost of product sold percentage was due primarily to reduced plant utilization and a change in product mix. The dollar decrease is due to the volume decrease of product sales during the current quarter. The current cost of product sold percentage is expected to decrease significantly for the balance of the fiscal year due to both increased plant utilization and a change in product mix.

Cost of service sold in the second quarter of fiscal 2014 was $48,452 (82.4% of service sales) as compared to $43,391 (59.4% of service sales) in the second quarter of fiscal 2013. The percentage increase was due primarily to a lower service sales volume and product specifics of chargeable repairs in the current quarter. The current cost of services sold percentage is anticipated to decrease slightly for the balance of the fiscal year.

Product development expenses were $253,154 in the second quarter of fiscal 2014 (23.9% of product sales) as compared to $246,098 (13.0% of product sales) in the second quarter of fiscal 2013. The percentage increase was due primarily to lower product sales during the current quarter. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $474,545 (42.5% of total sales) in the second quarter of 2014 versus $468,755 (23.9% of total sales) for the same period a year ago. Marketing expenses were approximately $165,000 in the second quarter of fiscal 2014 versus $199,000 for the same period a year ago. The percentage increase was due primarily to a lower sales volume during the current quarter. Within marketing expenses, royalty expense and commissions decreased by approximately $35,000 and $14,000 respectively. These decreases were offset in part by increases in labor costs, promotion expense, travel expense, credit and collection expense and advertising of approximately $4,000, $4,000, $3,000, $3,000 and $1,000 respectively. Administrative expenses were approximately $309,000 in the second quarter of fiscal 2014 versus $269,000 for the same period a year ago. Within administrative expenses professional fees and labor costs increased by approximately $43,000 and $6,000 respectively, offset in part by a decrease in rent machinery and equipment, depreciation and travel expenses of approximately $5,000, $3,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to continue for the balance of the fiscal year.

Interest expense was $0 in the second quarter of fiscal 2014 which compares to $22,823 in the second quarter of fiscal 2013. The decrease in interest charges in the current quarter compared to a year ago was due primarily to recording as non-cash interest expense the present value of one fourth of the warrants issued in December 2012 during the prior year second quarter. The current level of interest expense is expected to increase slightly for the remainder of the fiscal year due to expected short-term borrowing during the balance of the year.

Other income was $2,013 in the second quarter of fiscal 2014 which compares with $930 in the second quarter of fiscal 2013. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase is due primarily to a higher level of scrap metal sales of approximately $1,100 during the current quarter.

Income taxes in the second quarter of fiscal 2014 were $0 which compares with income taxes of $0 in the second quarter of fiscal 2013. In the second quarter of fiscal 2014 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0. In the second quarter of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards.

The net loss in the second quarter of fiscal 2014 was $297,655 which compares with net income of $119,431 in the second quarter of fiscal 2013. The net loss in fiscal 2014 was primarily the result of a lower sales volume. The prior year first half benefited from a large order from a Tier 1 supplier to an OEM with no similar order during the current fiscal year.

Unshipped customer orders as of March 31, 2014 were $2,427,000 versus $639,000 at March 31, 2013. The increase was due primarily to increased orders for diagnostic products to automotive OEM's of approximately $1,844,000, offset in part by a decrease in orders for indicator products of approximately $18,000 and emissions products of approximately $38,000. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2014. The current order backlog increased substantially due to an order for an automotive diagnostic product of approximately $1,800,000 that will ship in fiscal 2014.

Results of Operations, Six Months Ended March 31, 2014
Compared to Six Months Ended March 31, 2013

Product sales for the six months ended March 31, 2014 were $2,038,079 versus $3,538,687 for the same period in fiscal 2013. The decrease in product sales during the first six months of the current fiscal year of approximately $1,501,000 was volume related due primarily to decreased sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to OEM's of approximately $1,350,000. Sales of emission products and aftermarket products decreased by approximately $53,000 and $35,000 respectively. In addition, sales of indicator products decreased by approximately $63,000. The decrease in product sales to OEM's is due to the prior year benefiting from the large order for a Tier 1 OEM supplier with no similar order during the current period. Management anticipates product sales for the third and fourth quarter will increase significantly due to the large order received in January.

Service sales for the six months ended March 31, 2014 were $128,630 compared with $164,554 for the same period in fiscal 2013. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,295,284 or (63.6% of product sales) compared to $1,956,903 (55.3% of product sales) for the six months ended March 31, 2013. The percentage increase in the cost of product sold was due primarily to a lower sales volume, lower plant utilization and a change in product mix. The change in mix was largely decreased sales of automotive diagnostic testing products to OEM's. The dollar decrease is due to the volume decrease of product sales during the current period. The current cost of product sold percentage is expected to decrease significantly for the balance of the fiscal year due to both increased plant utilization, improved product mix, and delivery of the large OEM order.

Cost of service sold was $82,556 (64.2% of service sales) compared with $77,660 (47.2% of service sales) for the six months ended March 31, 2013. The dollar and percentage increase was due primarily to lower plant utilization and product specifics of chargeable repairs. The cost of services sold percentage is expected to decrease moderately for the balance of the fiscal year.

Product development expenses were $484,210 (23.8% of product sales) compared to $477,245 (13.5% of product sales) for the six months ended March 31, 2013. The percentage increase was due primarily to lower product sales during the current six months of fiscal 2014. The current level of product development expenditures is expected to continue for the balance of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $928,542 for the six months ended March 31, 2014 (42.9% of total sales) versus $885,998 (23.9% of total sales) for the six months ended March 31, 2013. The percentage increase was due primarily to the lower level of total sales for the current six months of fiscal 2014. Marketing expenses were approximately $317,000 during the first six months of the current fiscal year as compared to $362,000 for the same period a year ago. Within marketing expenses, decreases were primarily in royalties and commissions of approximately $51,000 and $12,000 respectively. These decreases were offset in part by increases in labor costs, credit and collection expense, travel expenses and advertising of approximately $9,000, $4,000, $2,000 and $3,000 respectively. Administrative expenses were approximately $612,000 during the first six months of the current fiscal year as compared to $524,000 for the same period a year ago. The dollar increase was due primarily to increases in professional fees and labor costs of approximately $99,000 and $11,000 respectively, offset in part by a decrease in rent machinery and equipment, data processing costs, depreciation and travel expenses of approximately $9,000, $5,000, $5,000 and $3,000 respectively. The current level of marketing and administrative expenses are expected to continue for the remainder of the fiscal year.

Interest expense was $0 for the six months ended March 31, 2014, and $45,678 for the same period in 2013. The interest charges in the prior six month period were primarily due to recording as non-cash interest expense a portion of the present value of the warrants issued in December 2012. The current level of interest expense is expected to continue for the continue for the year due to the remainder of the fiscal year.

Other income of $5,941 for the six months ended March 31, 2014 compares with other income of $3,478 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase is due primarily to a higher level of scrap metal sales of approximately $3,300 during the current year six month period. The current level of other income is expected to decrease for the remainder of fiscal 2014.

Income taxes during the first six months of fiscal 2014 were $0 which compares with income taxes of $0 in the first six months of fiscal 2013. In the first six months of fiscal 2014 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0. In the first six months of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards.

The net loss for the six months ended March 31, 2014 was $617,942 compared with net income of $263,235 for the six months ended March 31, 2013. The net loss for the first half of fiscal 2014 was primarily the result of a lower sales volume.

Liquidity and Capital Resources

Total current assets were $2,714,048, $3,199,326 and $3,178,786 at March 31, 2014, September 30, 2013 and March 31, 2013, respectively. The decrease of approximately $465,000 from March to March was due primarily to the decrease in cash and cash equivalents and accounts receivable of approximately $730,000 and $274,000 respectively, offset by an increase in inventory of approximately $540,000. The decrease in cash and cash equivalents and accounts receivable was due primarily to the decrease in the sales volume during the period. The increase in inventory was due to the purchase of inventory for the large OEM order to be shipped in the third and fourth quarter. The decrease from September to March of approximately $485,000 was due primarily to the decrease in cash and cash equivalents and accounts receivable of approximately $786,000 and $185,000 respectively, offset in part by an increase in inventory and prepaid expenses of approximately $431,000 and $55,000 respectively. The decrease in cash and cash equivalents and accounts receivable was due primarily to the lower level of sales during the period and the purchase of inventory for the large order. The increase in inventory was due to the purchase of inventory for the large OEM order to be shipped in the third and fourth quarter.

Working capital as of March 31, 2014 amounted to $1,781,469 as compared with $2,491,294 a year earlier. Current assets were 2.9 times current liabilities compared to 4.6 a year ago. The quick ratio was .7 compared to 2.3 a year ago.

Internally generated funds during the six months ended March 31, 2014 were a negative $708,250 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $77,554. The primary reason for the negative cash flow from operations was the net loss during the period of $617,942 and the increase in inventory. The Company does anticipate additional capital expenditures during fiscal 2014 of approximately $70,000. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the six months ended March 31, 2014 decreased by $616,191 which was the net loss during the period of $617,942 and share-based compensation expense of $1,751.

During fiscal 2014 the Company received an order for approximately $1,800,000. The order has required a temporary increase in inventory and has caused a short-term cash drain and will subsequently provide additional cash reserves as the Company is paid. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk during the current quarter was the funds available from the convertible note agreement. The Company currently has available under the convertible note agreement a credit facility subject to a nominal fixed rate of interest. As a result, the Company believes that the market risk related to interest rate movements is minimal. The Company had no outstanding borrowings under this credit facility at March 31, 2014.

Item 4. Controls and Procedures.

As of March 31, 2014, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There have been several legal developments in this legal proceeding since the filing of Form 10-K for fiscal 2013 however it is still difficult to access the status of the proceedings or probable outcomes. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: May 14, 2014	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2014	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer