Form 10-Q
period 2014-06-30
HICKOK INC
filed 2014-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2014	2013	2014	2013
Net Sales
Product Sales	$2,074,295	$1,270,405	$4,112,374	$4,809,092
Service Sales	56,117	69,526	184,747	234,080

Total Net Sales	2,130,412	1,339,931	4,297,121	5,043,172

Costs and Expenses
Cost of Product Sold	963,721	731,058	2,259,005	2,687,961
Cost of Service Sold	41,777	36,681	124,333	114,341
Product Development	243,600	234,813	727,810	712,058
Marketing and Administrative Expenses	496,832	453,621	1,425,374	1,339,619
Interest Charges	2,691	22,750	2,691	68,428
Other (Income) Expense	(5,120)	(5,215)	(11,061)	(8,693)

Total Costs and Expenses	1,743,501	1,473,708	4,528,152	4,913,714

Income (Loss) before Provision for Income Taxes	386,911	(133,777)	(231,031)	129,458
Income (Recovery of) Taxes	-	-	-	-

Net Income (Loss)	$386,911	$(133,777)	$(231,031)	$129,458

Earnings per Common Share:
Net Income (Loss)	$.24	$(.08)	$(.14)	$.08

Earnings per Common Share
Assuming Dilution:
Net Income (Loss)	$.23	$(.08)	$(.14)	$.08

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2014 (Unaudited)	September 30, 2013 (Note)	June 30, 2013 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$129,731	$938,852	$785,499
Trade Accounts Receivable - Net	1,531,183	638,316	703,766
Notes Receivable - Current	-	-	3,600
Inventories	2,107,875	1,589,816	1,583,993
Prepaid Expenses	68,781	32,342	49,158

Total Current Assets	3,837,570	3,199,326	3,126,016

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,499,678	2,388,762	2,389,645

	4,162,875	4,051,959	4,052,842

Less: Allowance for Depreciation	3,801,592	3,752,452	3,765,468

Total Property - Net	361,283	299,507	287,374

Other Assets
Notes Receivable - Long-term	4,100	4,100	28,600
Deposits	1,750	1,750	1,750

Total Other Assets	5,850	5,850	30,350

Total Assets	$4,204,703	$3,504,683	$3,443,740

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2014 (Unaudited)	September 30, ____2013___ (Note)	June 30, 2013 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$683,400	$-	$-
Convertible Notes Payable	200,000	-	-
Trade Accounts Payable	203,356	174,236	226,834
Accrued Payroll & Related Expenses	116,458	142,519	107,537
Accrued Expenses	456,576	395,426	364,949
Accrued Taxes Other Than Income	25,839	44,691	29,914
Accrued Income Taxes	-	-	-

Total Current Liabilities	1,685,629	756,872	729,234

Long-Term Financing	-	-	-

Stockholders' Equity
Class A, no par value; authorized	1,261,188	1,261,188	1,261,188
10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2013 and June 30, 2013) excluding 15,795 shares in treasury

Class B, no par value; authorized	474,866	474,866	474,866
2,500,000 shares; 474,866 shares outstanding (474,866 shares outstanding at September 30, 2013 and June 30, 2013) excluding 667 shares in treasury

Preferred, no par value; authorized
1,000,000 shares; no shares outstanding	-	-	-
Contributed Capital	1,487,474	1,485,180	1,461,222
Retained Earnings	(704,454)	(473,423)	(482,770)

Total Stockholders' Equity	2,519,074	2,747,811	2,714,506

Total Liabilities and Stockholders' Equity	$4,204,703	$3,504,683	$3,443,740

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2014	2013

Cash Flows from Operating Activities:
Cash received from customers	$3,404,254	$5,042,252
Cash paid to suppliers and employees	(4,986,377)	(4,481,460)
Interest paid	-	-
Interest received	518	760
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	(1,581,605)	561,552

Cash Flows from Investing Activities:
Capital expenditures	(110,916)	(15,326)
Payments received (advances) on notes receivable	-	2,400

Net Cash Provided By (Used In) Investing Activities	(110,916)	(12,926)

Cash Flows from Financing Activities:
Short-term borrowing	683,400	250,000
Payments on short-term borrowings	-	(250,000)
Cost for additional Authorized shares	-	(21,925)
Increase in Convertible Notes Payable	200,000	-

Net Cash Provided By (Used In) Financing Activities	883,400	(21,925)

Net increase (decrease) in cash and cash equivalents	(809,121)	526,701

Cash and cash equivalents at beginning of year	938,852	258,798

Cash and cash equivalents at end of third quarter	$129,731	$785,499

See Notes to Consolidated Financial Statements

	2014	2013

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(231,031)	$129,458

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	49,140	77,202
Non-cash share-based compensation expense	2,294	5,257
Non-cash professional service expense	-	7,000
Warrants issued for debt offering	-	68,250
Changes in assets and liabilities:
Decrease (Increase) in trade accounts receivable	(892,867)	(920)
Decrease (Increase) in inventories	(518,059)	150,777
Decrease (Increase) in prepaid expenses	(36,439)	74,799
Increase (Decrease) in accounts payable	29,120	47,999
Increase (Decrease) in accrued payroll and related expenses	(26,061)	(42,099)
Increase (Decrease) in accrued expenses and accrued taxes other than income	42,298	43,829

Total Adjustments	(1,350,574)	432,094

Net Cash Provided By (Used In) Operating Activities	$(1,581,605)	$561,552

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$-	$208,591

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2013.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2014	Sept. 30, 2013	June 30, 2013

Components	$916,362	$852,229	$889,080
Work-in-Process	1,035,529	590,687	530,757
Finished Product	155,984	146,900	164,156

	$2,107,875	$1,589,816	$1,583,993

The above amounts are net of reserve for obsolete inventory in the amount of $817,000, $793,000 and $919,676 for the periods ended June 30, 2014, September 30, 2013 and June 30, 2013 respectively.

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

During the current fiscal quarter the Company borrowed $200,000 against this agreement. The Company recorded interest expense during the current quarter of $100 and as of June 30, 2014 no interest was paid. As of June 30, 2014 the outstanding balance on the Roundball convertible note was $200,000.

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

During the quarter ended June 30, 2014 the Company entered into various short-term unsecured demand notes with Robert L. Bauman. The Company has borrowed $683,400 with interest at 4.0%. The Company recorded interest expense during the three months ended June 30, 2014 in the amount of $2,591 and as of June 30, 2014 no interest was paid. As of June 30, 2014 the outstanding balance of these notes was $683,400. The Company repaid $200,000 of the outstanding balance of these notes on July 29, 2014.

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

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of June 30, 2014.

Under the Company's expired Key Employees Stock Option Plans (collectively the "Employee Plans"), incentive stock options, in general, were exercisable for up to ten years, at an exercise price of not less than the market price on the date the option is granted. Non-qualified stock options may be granted at such exercise price and such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No options may be granted at a price less than $2.925. Under the expired Employee Plans there are no options currently available for grant and there are no options outstanding at June 30, 2014.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 29,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 29,000 Class A shares were outstanding at June 30, 2014 (31,000 shares at September 30, 2013 and 31,000 shares at June 30, 2013) at prices ranging from $2.925 to $11.00 per share. Options for 2,000 shares expired during the three month period ended March 31, 2014 at $7.25 per share. In addition, options for 2,000 shares expired during the three month period ended March 31, 2013 at $3.67 per share. All outstanding options under the expired Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at June 30, 2014:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	17,000	$3.34	5.9	14,667	$3.40
$6.00 - 7.25	6,000	$6.15	4.1	6,000	$6.15
$10.50 -11.00	6,000	$10.75	3.3	6,000	$10.75

	29,000	$5.45		26,667	$5.67

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2014 and 2013 respectively $543 and $2,294; $1,208 and $5,257 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2014 and 2013 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

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

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2014	2013	2014	2013
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$386,911	$(133,777)	$(231,031)	$129,458

Shares denominator	1,638,215	1,638,215	1,638,215	1,601,256

Per share amount	$.24	$(.08)	$(.14)	$.08

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215	1,638,215	1,601,256
Stock options	27,906	-*	-*	18,927

	1,666,121	1,638,215	1,638,215	1,620,183

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$386,911	$(133,777)	$(231,031)	$129,458

Per share amount	$.23	$(.08)	$(.14)	$.08

* Net effect of stock options and warrants were antidilutive for the period.

Options and warrants to purchase 29,000 and 200,000 shares of common stock respectively during the third quarter and the first nine months of fiscal 2014 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 252,367 shares of common stock during the first nine months of fiscal 2014 at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2014	2013	2014	2013
Net Revenue
Indicators and Gauges	$460,749	$432,912	$1,211,350	$1,260,745
Automotive Diagnostic Tools and Equipment	1,669,663	907,019	3,085,771	3,782,427

	$2,130,412	$1,339,931	$4,297,121	$5,043,172

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$138,030	$109,648	$227,434	$334,488
Automotive Diagnostic Tools and Equipment	531,969	31,741	430,759	636,641
General Corporate Expenses	(283,088)	(275,166)	(889,224)	(841,671)

	$386,911	$(133,777)	$(231,031)	$129,458

Asset Information
Indicators and Gauges			$800,751	$909,801
Automotive Diagnostic Tools and Equipment			2,836,401	1,377,016
Corporate			567,551	1,156,923

			$4,204,703	$3,443,740

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$2,103,243	$1,323,179	$4,201,849	$4,919,864
Australia	5,996	-	30,134	14,231
Canada	14,197	16,752	35,911	67,450
England	-	-	-	5,245
Mexico	6,976	-	25,288	10,536
Taiwan	-	-	-	22,481
Other foreign countries	-	-	3,939	3,365

	$2,130,412	$1,339,931	$4,297,121	$5,043,172

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

11. Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2014 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

In addition, on December 30, 2013 management entered into Amendment No. 2 of the unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The agreement is with a major shareholder who is also a Director as discussed in Note 4. During the quarter ended June 30, 2014 the Company borrowed $200,000 against this facility. This facility is available through December 2014.

During the quarter ended June 30, 2014 the Company entered into various short-term unsecured demand notes with Robert L. Bauman. The Company has borrowed $683,400 to help meet the on going working capital requirements related to the large order received in January of 2014. The agreements are with a major shareholder who is also an employee of the Company as discussed in Note 5. The Company repaid $200,000 of the outstanding balance of these notes on July 29, 2014.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2014 through June 30, 2014)
Fiscal 2014 Compared to Third Quarter Fiscal 2013
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $460,749 and $432,812 for the third quarter of fiscal 2014 and fiscal 2013, respectively, and $1,211,350 and $1,260,745 for the first nine months of fiscal 2014 and fiscal 2013, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,669,663 and $907,019 for the third quarter of fiscal 2014 and fiscal 2013, respectively, and $3,085,771 and $3,782,427 for the first nine months of fiscal 2014 and fiscal 2013, respectively. Increased sales volume in both fiscal years over the recent past was primarily due to large orders from a Tier 1 OEM supplier.

Results of Operations

Product sales for the quarter ended June 30, 2014 were $2,074,295 versus $1,270,405 for the quarter ended June 30, 2013. The 63% increase in product sales during the current quarter of approximately $804,000 was volume related due primarily to increased sales of automotive diagnostic testing products to OEM's of approximately $1,042,000. Sales of emission products and aftermarket products decreased during the current quarter by approximately $196,000 and $69,000 respectively. In addition, sales of indicator products increased during the current quarter by approximately $27,000. Product sales for the quarter ended June 30, 2014 benefited from the large order from a Tier 1 Supplier with no similar order in the prior year third quarter. Product sales are expected to increase slightly during the fourth quarter of the fiscal year due to the completion of the large order and to anticipated improved sales in other markets the Company serves.

Service sales for the quarter ended June 30, 2014 were $56,117 versus $69,526 for the quarter ended June 30, 2013. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2014 was $963,721 (46.5% of product sales) as compared to $731,058 (57.5% of product sales) in the third quarter of 2013. The percentage decrease in the cost of product sold was due primarily to a change in product mix. The dollar increase was due to the increased sales volume during the current quarter from the large order from the Tier 1 Supplier. The current cost of product sold percentage is expected to continue during the fourth quarter of the fiscal year.

Cost of service sold for the quarter ended June 30, 2014 was $41,777 (74.4% of service sales) as compared to $36,681 (52.8% of service sales) in the quarter ended June 30, 2013. The percentage increase was due primarily to the lower service sales volume, product specifics of chargeable repairs and an increase in warranty repairs in the current quarter. The current cost of services sold percentage is anticipated to decrease slightly in the fourth quarter of the fiscal year.

Product development expenses were $243,600 in the third quarter of fiscal 2014 (11.7% of product sales) as compared to $234,813 (18.5% of product sales) in the third quarter of fiscal 2013. The percentage decrease was due primarily to higher product sales during the current quarter. The current level of product development expenses is expected to continue in the fourth quarter of the fiscal year. Management believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $496,832 (23.3% of total sales) in the third quarter of fiscal 2014 versus $453,621 (33.9% of total sales) for the same period a year ago. Marketing expenses were approximately $211,000 in the third quarter of fiscal 2014 versus $196,000 for the same period a year ago. Within marketing expenses,royalty expense and labor costs increased by approximately $41,000 and $3,000 respectively. These increases were offset in part by a decrease in advertising expense, commissions, travel expense and credit and collection expense of approximately $19,000, $8,000, $1,000 and $1,000 respectively. Administrative expenses were approximately $285,000 in the third quarter of fiscal 2014 versus $258,000 for the same period a year ago. Within administrative expenses, professional fees, labor costs, repairs and maintenance computer equipment and rent machinery and equipment increased by approximately $23,000, $5,000, $2,000 and $1,000 respectively. These increases were offset in part by a decrease in data processing expense of approximately $4,000. The current level of marketing and administrative expenses is expected to continue during the fourth quarter Interest expense was $2,691 in the third quarter of fiscal 2014 which compares with $22,750 in the third quarter of fiscal 2013. Interest expense for the current quarter was due primarily to short-term borrowing on notes from a major shareholder who is also an employee and to a lesser extent to the borrowing available on the convertible note payable. Interest expense for the prior year third quarter was due to recording as non-cash interest expense a portion of the present value of the warrants issued in December 2012. The current level of interest expense is expected to decrease during the fourth quarter of the fiscal year due to an anticipated decease in short-term borrowing.

Other income was $5,120 in the third quarter of fiscal 2014 which compares with $5,215 in the third quarter of fiscal 2013. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The current level of other income is expected to continue during the fourth quarter

Income taxes in the third quarter of fiscal 2014 and 2013 was $0. In the third quarter of fiscal 2014 income taxes were calculated at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards. In the third quarter of fiscal 2013 recovery of income taxes was calculated at an effective rate of 37% offset by an increase in the valuation allowance netting to $0.

The net income in the third quarter of fiscal 2014 was $386,911 which compares with a net loss of $133,777 in fiscal 2013. The net income for the current quarter was the result of a higher sales volume due primarily from shipments made on the large order from a Tier 1 Supplier to an OEM.

Unshipped customer orders as of June 30, 2014 were $1,287,000 versus $652,000 at June 30, 2013. The $697,000 increase was due primarily to increased orders for diagnostic products to automotive OEM's of approximately $860,000 and aftermarket products of approximately $62,000, offset in part by a decrease in orders for indicator products of approximately $161,000 and emissions products of approximately $64,000. The Company anticipates that most of the current backlog will be shipped in the last quarter of fiscal 2014. The current order backlog increased substantially due to the large order for a Tier 1 Supplier and the remaining balance of this order will ship in the fourth quarter of fiscal 2014.

Results of Operations, Nine Months Ended June 30, 2014
Compared to Nine Months Ended June 30, 2013

Product sales for the nine months ended June 30, 2014 were $4,112,374 versus $4,809,092 for the same period in fiscal 2013. The decrease in product sales during the first nine months of the current fiscal year of approximately $697,000 was volume related due to lower sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to OEM's of approximately $308,000. Sales of emission products and aftermarket products decreased by approximately $230,000 and $123,000 respectively. In addition, sales of indicator products decreased by approximately $36,000. The decrease in product sales to OEM's is due to the prior year benefiting from a large order for a Tier 1 OEM supplier shipping during the first half of fiscal 2013. A similar large order during the current year began shipping during the third quarter and will be completed during the fourth quarter. Management anticipates product sales for the fourth quarter to increase slightly.

Service sales for the nine months ended June 30, 2014 were $184,747 compared with $234,080 for the same period in fiscal 2013. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,259,005 (54.9% of product sales) compared with $2,687,961 (55.9% of product sales) for the nine months ended June 30, 2013. The dollar decrease in the cost of product sold was due primarily to a lower sales volume in the current fiscal year. The current cost of product sold percentage is expected to decrease slightly during the fourth quarter of the fiscal year.

Cost of service sold was $124,333 (67.3% of service sales) compared with $114,341 (48.8% of service sales) for the nine months ended June 30, 2013. The dollar and percentage increase was due primarily to the product specifics of chargeable repairs and an increase in warranty repairs. The cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $727,810 (17.7% of product sales) compared to $712,058 (14.8% of product sales) for the nine months ended June 30, 2013. The percentage increase was due primarily to lower product sales during the current nine months of fiscal 2014. The current level of product development expenditures is expected to continue for the fourth quarter of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,425,374 for the nine months ended June 30, 2014 (33.2% of total sales) versus $1,339,619 (26.5% of total sales) for the nine months ended June 30, 2013. The percentage increase during the first nine months of the current fiscal year was due primarily to the lower level of sales. Marketing expenses were approximately $528,000 during the first nine months of the current fiscal year versus $558,000 for the same period a year ago. Within marketing expenses, decreases were primarily in commission expense, advertising expense and royalty expense of approximately $21,000, $17,000 and $10,000 respectively. These decreases were offset in part by increases in labor costs, credit and collection expense and promotion expense of approximately $11,000, $3,000 and $2,000 respectively. Administrative expenses were approximately $897,000 during the first nine months of the current fiscal year versus $782,000 for the same period a year ago. The dollar increase during the first nine months of the current fiscal year was due primarily to increases in professional fees and labor costs of approximately $122,000 and $16,000 respectively. These increases were offset in part by decreases in data processing expenses, depreciation expense, rent machinery and equipment and travel expense of approximately $9,000, $7,000, $6,000 and $3,000 respectively. The current level of marketing and administrative expenses are expected to continue for the remainder of the fiscal year.

Interest expense was $2,691 for the nine months ended June 30, 2014, and $68,428 for the same period in 2013. Interest expense for the current year was due primarily to short-term borrowing on notes from a major shareholder who is also an employee and to a lesser extent to the borrowing available on the convertible note payable. Interest expense for the prior year year was due to recording as non-cash interest expense a portion of the present value of the warrants issued in December 2012. The current level of interest expense is expected to decrease during the fourth quarter of the fiscal year due to an anticipated decease in short-term borrowing.

Other income of $11,061 compares with other income of $8,693 in the same period last year. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The increase was due primarily to an increase in the sale of scrap metal shavings of approximately $3,500 during the current year nine month period. The current level of other income is expected to continue for the fourth quarter of fiscal 2014.

Income taxes during the first nine months of fiscal 2014 was $0 which compares with income taxes of $0 in the first nine months of fiscal 2013. In the first nine months of fiscal 2014 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0. In the first nine months of fiscal 2013 income taxes were recorded at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards.

The net loss for the nine months ended June 30, 2014 was $231,031 which compares with net income of $128,458 for the nine months ended June 30, 2013. The net loss for the first nine months of fiscal 2014 was primarily the result of a lower sales volume.

Liquidity and Capital Resources

Total current assets were $3,837,570, $3,199,326 and $3,126,016 at June 30, 2014, September 30, 2013 and June 30, 2013, respectively. The increase of approximately $712,000 from June to June is due primarily to the increase in accounts receivable, inventory and prepaid expenses of approximately $827,000, $524,000 and $20,000 respectively, offset in part by a decrease in cash and cash equivalents of approximately $656,000. The decrease in cash and cash equivalents combined with the increase in inventory was due primarily to the purchase of inventory for the large OEM order being shipped in the last half of the fiscal year. The increase in accounts receivable was due to the increased sales volume during the period from the large OEM order. The increase in current assets from September to June of approximately $638,000 was due primarily to the increase in accounts receivable, inventory and prepaid expenses of approximately $893,000, $518,000 and $36,000 respectively, offset in part by a decrease in cash and cash equivalents of approximately $809,000. The decrease in cash and cash equivalents combined with the increase in inventory was due primarily to the purchase of inventory for the large OEM order being shipped in the last half of the fiscal year. The increase in accounts receivable was due to the increased sales volume during the period from the large OEM order.

Working capital as of June 30, 2014 amounted to $2,151,941 as compared with $2,396,782 a year earlier. Current assets were 2.3 times current liabilities compared to 4.3 a year ago. The quick ratio was 1.0 compared to 2.0 a year ago.

Internally generated funds during the nine months ended June 30, 2014 were a negative $1,581,605 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $110,916. The primary reason for the negative cash flow from operations was the net loss during the period of $231,031 and the increase in inventory and accounts receivable due to the large order received in January 2014. The Company does anticipate additional capital expenditures during fiscal 2014 of approximately $35,000. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the nine months ended June 30, 2014 decreased by $228,737 which was the net loss during the period of $231,031 and share-based compensation expense of $2,294.

During fiscal 2014 the Company received an order for approximately $1,800,000. The order has required a temporary increase in inventory and has caused  a short-term cash drain, subsequent cash collections on this order began in July 2014. The Company believes that internally generated funds and available short-term financing will provide sufficient liquidity to meet ongoing working capital requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk during the current quarter was the funds available from the convertible note agreement and various short-term notes from a major shareholder who is also an employee of the Company. The Company had outstanding balances on the convertible note and short-term notes at June 30, 2014, of $200,000 and $683,400 respectively, which are subject to a fixed rate of interest of 0.25% and 4.0% respectively. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of June 30, 2014, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
HICKOK INCORPORATED (Registrant)

Date: August 14, 2014	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 14, 2014	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer