Form 10-K
period 2014-09-30
HICKOK INC
filed 2015-01-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2014 the Registrant had 1,163,349 voting shares of Class A Common Stock outstanding and 474,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 641,405 shares of Class A Common Stock and 85,056 shares of Class B Common Stock. As of March 31, 2014, based on the closing price of $2.34 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,500,888. There is no trading market in the shares of Class B Common Stock.

As of January 2, 2015, 1,163,349 shares of Class A Common Stock and 474,866 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on February 25, 2015.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2014.

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

      SIGNATURES
      EXHIBIT INDEX
      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULES
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

PART I

ITEM 1. BUSINESS.

General Development of Business

Hickok Incorporated was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its two wholly-owned subsidiaries, Supreme Electronics LLC and Waekon LLC. Hickok develops and manufactures products used by companies in the transportation industry. Primary markets served are automotive, emissions testing, aircraft, and locomotive with sales both to original equipment manufacturers (OEMs) and to the aftermarkets.

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

The Company was founded producing D’Arsonval indicators and continues to manufacture these products today. The current Indicator product line is focused on highly reliable specialized indicators used in the cockpits of certain aircraft, locomotives, and transit vehicles. It is a stable line of business with few competitors in the market. The indicator business represents approximately 24% of the Company’s revenue.

Until the mid 1980s, Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-seven years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 76% of its fiscal 2014 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in both electronic systems and other non-electronic systems in automobiles and trucks.

Nineteen years ago, two large automotive OEM companies comprised over 80% of the Company's business. A substantial portion of this business was contingent on large programs initiated by these OEMs on a year-to-year basis. The Company recognized that OEMs were changing and that the likelihood of the continuation of these yearly large programs was diminishing. Recognizing that customer diversification was desirable and that much of the technology that had been developed for OEMs could have application to the non-dealer service market (known as the aftermarket), the Company added new products, customers and an established aftermarket sales channel with the acquisition of Waekon Industries in 1998. As a result, the Company executed a strategy to use this existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The Company uses Waekon, Hickok, and Hickok/Waekon as the brands of its products that are primarily marketed to aftermarket service organizations.

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

Indicators and Gauges

For over one hundred years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 24% of the Company's sales for fiscal 2014 and 26% for fiscal 2013. A number of the Company's aircraft instruments are FAA certified and a number of others are type certified with aircraft manufacturers. A significant revenue source within this segment is for high reliability ruggedized movements used on certain military aircraft. However, these products are subject to federal government funding of military programs and can vary significantly from year to year.

Although the Company does not view this segment as having a high growth potential, it does contribute significant revenues and margins. The Company believes year to year variation of revenue is more dependent on customer timing than any general market direction.

Automotive Diagnostic Tools and Equipment

The Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to one OEM but are now sold to several automotive OEMs through Tier 1 suppliers, and to the aftermarket using jobbers, wholesalers and mobile distributors. Sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. The aftermarket accounted for approximately 22% of the Company's automotive diagnostic and specialty tool sales in fiscal 2014 and 26% for fiscal 2013. As a whole, automotive diagnostic tools and equipment represented approximately 76% of the Company's sales for fiscal 2014 and 74% for fiscal 2013. The percentage increase was due primarily to higher OEM sales in fiscal 2014 compared to fiscal 2013.

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

In 2009, at the OEM’s request, we developed accessory interfaces that allow the same level of ability to diagnose fuel injection system issues for Diesel engines and the recently introduced Gasoline Direct Injection ("GDI") engines. General Motors decided to equip their North American dealers with technology to diagnose fuel issues on their GDI engines and the Company furnished over 3,800 adapters to the AFIT Tester during fiscal 2014. General Motors has also inquired about the technology for a global tool to address the GDI engines and the Company is currently preparing a proposal for global use based on the technology developed for North American dealers. In addition to General Motors, the Company produces several testers for use on Chrysler and John Deere products as well as several other OEMs that are also sold through Tier 1 suppliers. Furthermore, an OEM has expressed interest in three of our aftermarket products as possible tools required in their dealerships and we have several active proposals with Tier 1 suppliers for products they have expressed interest in for their customers.

Over the past four years, we have updated essentially all our aftermarket products and recently introduced a unique product that economically offers a service person the capabilities of an oscilloscope to view waveforms, but with the simple operation of a digital camera. Introduced in September 2014, the response to this product, to date has been exceptional. Our plan is to continue to develop products for automotive service, and at least four new products are currently expected to be introduced during fiscal 2015. The new products and the improved economy are resulting in increased sales activity and revenues on all the recent introductions. Unfortunately, two older products sold in the aftermarket that were originally OEM tools (NGS products) and were large revenue generators for the Company in the past have been declining in sales, resulting in only small apparent increases in our aftermarket sales. Such older products no longer represent significant revenue to us and the actual growth in aftermarket sales of newer products should be evident in the future.

Aftermarket sales channels are always changing and 2014 was no exception. The most effective way to introduce new products has been to grant a major distributor an exclusive right to purchase and market for an initial period during introduction because they historically put a great emphasis on the product for the exclusivity period. Three of the products the Company introduced to the automotive aftermarket this past year followed this concept. Unfortunately, all three of these distributors underwent upheavals during the period of our product introduction and the emphasis we expected did not materialize. Late in fiscal 2014, the products were taken to the general distribution channels and all three are starting to build the customer acceptance we expected much earlier in the year. The Company’s plan is to continue to develop new and unique products for the automotive aftermarket and likely we will continue to use the exclusive distributor introduction strategy.

During 2014, our sales and marketing team have upgraded our internet sites and capabilities immensely. The Company introduced a subscription program for the NGS PC product that required developing the infrastructure and expertise necessary for an internet store. We believe many of our automotive aftermarket products with minor adaptations are attractive tools for many service technicians outside the automotive industry. Our current distribution channels are relatively concentrated in the automotive market, however, we have been successful in having a number of our products incorporated on the internet sites of Home Depot and Amazon and many of our sales through these channels have been to non-automotive service customers.

The Company is planning to expand our offerings to these non-automotive customers using the Internet as the initial sales channel. We are extensively using social media, video demonstration, and e-mail advertising to reach customers. To date these efforts have been to customers in automotive service but we intend to expand these techniques to other industries. In addition, during fiscal 2014 we completed the upgrade of our MIS system to the latest capability and began a major upgrade to the Company's IT infrastructure, both hardware and software. The Company's IT infrastructure upgrade is anticipated to be completed in fiscal 2015. Our plan is to continue this emphasis to further improve our presence in the electronic market places.

Emissions testing products for gas caps and gas tanks were a major revenue contributor for the Company for a number of years as new state testing programs were implemented. Despite very few state programs being implemented in recent years, we continue to enjoy a base level of business for these products as replacements and as new stations join the various state programs. In 2013, the only competing manufacturer of gas cap testers announced that it was discontinuing the manufacture and service of their gas cap testers. Thereafter we briefly enjoyed increased business in replacement testers and expected that this increased business to continue into 2014, but it did not. In addition, we continue to sell small quantities of our gas tank tester to service stations in California.

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

Dependence on Single or Few Customers

Several aftermarket distribution companies and several equipment OEMs have become significant sources of revenue for the Company. Sales in fiscal 2014 to Bosch, a Tier 1 supplier to numerous OEMs, amounted to approximately $2,768,000 or 44% of the consolidated sales of the Company, sales to Snap-On amounted to approximately $341,000 or 5% of the consolidated sales of the Company and sales to Electro-Motive amounted to approximately $284,000 or 4% of the consolidated sales of the Company. In fiscal 2013 sales to Bosch amounted to approximately $2,304,000 or 36% of the consolidated sales of the Company, sales to General Electric amounted to approximately $651,000 or 10% of the consolidated sales of the Company and sales to Opus Inspection, Inc. amounted to approximately $242,000 or 4% of the consolidated sales of the Company. Sales to Bosch amounted to approximately $905,000 or 19% of the consolidated sales of the Company, sales to General Electric amounted to approximately $710,000 or 15% of the consolidated sales of the Company and sales to Opus Inspection, Inc. amounted to approximately $229,000 or 5% of the consolidated sales of the Company during fiscal 2012. The Company does not have exclusive supply agreements or long-term contractual relationships with these large customers.

Backlog

The Company's order backlog as of September 30, 2014 totaled $539,000 as compared to $631,000 as of September 30, 2013 and $707,000 as of September 30, 2012. The decrease in fiscal 2014 versus 2013 was due to decreased orders for indicators and gauges of approximately $215,000. In addition, automotive diagnostic products orders to OEM's increased by approximately $102,000 and $24,000 for emission products, offset by a decrease of $3,000 for non-emission aftermarket products. The decrease in fiscal 2013 versus 2012 was due to decreased orders for indicators and gauges of approximately $36,000. In addition, automotive diagnostic products orders to OEM's decreased by approximately $56,000 and $2,000 for emission products, offset by an increase of $18,000 for non-emission aftermarket products.

Government Contract Renegotiation

No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The amount of revenue derived from government contracts is currently minimal and not material.

Competitive Conditions

The Company is engaged in a highly competitive industry and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Bosch and Snap-On, which dominate the available market in terms of total sales. The instrumentation industry is composed primarily of companies that specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

The Company depends on the automotive industry for sales of its OEM and aftermarket products. The Company's results of operations were adversely affected by the deterioration in the automotive industry's performance during the fiscal 2012 and 2011 years, as well as poor economic conditions throughout the country. The Company anticipates that it will continue to face significant challenges due to competition, however markets appear to be continuing to improve. The two markets are driven by different considerations. The OEM market tends to be driven by the need for new tools due to the introduction of new technologies in vehicles or excessive warranty costs. Because of dealership economics, OEMs are  reluctant to require dealers to purchase service tools. The aftermarket is largely driven by the economics of fixing vehicles. During poor economic times, purchases can be delayed. Although aftermarket parts suppliers have done well during the past few years, aftermarket tool suppliers have not. Our strategy of developing products that target the technician and low cost tools for shop use is an outgrowth of these realities in the marketplace. We believe substantial opportunities for growth depends primarily on the introduction of new and innovative products to the sectors we service.

In addition to automotive service products, the Company diversified some years ago into the emissions testing market. This market has also been depressed partially because EPA requirements for state emissions testing program requirements have changed and partially because state budgets have not allowed the implementation of new testing programs. The Company briefly experienced improved sales of emissions products in part due to the discontinuance of certain emissions products by a competitor and we expect the market to remain at historical levels.

Research and Development Activities

The Company expensed as incurred product development costs of $965,975 in 2014, $939,373 in 2013 and $938,058 in 2012. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2014 was 87 full-time employees which represents a 10% increase from 79 employees in fiscal 2013 and a 14% increase from 76 employees in fiscal 2012. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2014, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $156,000 in 2014, $148,000 in 2013, and $163,000 in 2012. Shipments to Australia, Canada, Mexico and Taiwan make up the majority of export sales.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of December 17, 2014 the Company had facilities in the United States of America as shown below:

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation) currently pending in the United States District Court for the Northern District of Ohio. The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech International, LLC and Delphi Corporation. The suit against Systech International, LLC was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit. The current status is that all expert opinions and depositions have been filed with the court and the suit is proceeding to stages leading up to the trial phase but no trial date has been set. The Company is seeking damages estimated at approximately $299,000 for the gas cap testing patent infringement and approximately $3,148,000 for the evaporative emissions testing patent infringement.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.*

The following is a list of the executive officers of the Company as of September 30, 2014. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. The Board of Directors elected Mr. Gregory Zoloty Vice President of Finance and Chief Financial Officer in May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. James Allen was elected Vice President of Manufacturing by the Board of Directors in March 2012. Mr. Allen was elected Vice President of Production Engineering in February 2009. He joined the Company in August 1979. Mr. George Hart was elected Vice President of Engineering by the Board of Directors in February 2004. He joined the Company in April 1985. Mr. Patrick Bauman was elected Vice President Sales and Marketing by the Board of Directors in March 2012. Mr. Patrick Bauman was elected Vice President Distribution Sales and Marketing by the Board of Directors in February 2010. Mr. Patrick Bauman is the son of Mr. Robert Bauman. He joined the Company in December 1995.
OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	74

Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	62

Vice President, Manufacturing	James F. Allen	52

Vice President, Sales and Marketing	Patrick R. Bauman	44

Vice President, Engineering	George R. Hart	57

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2014 our Class A Common Shares were traded on The Over-The Counter Bulletin Board Market under the symbol HICKA.QB. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Bulletin Board) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Bulletin Board prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.
PRICES FOR THE YEARS ENDED:

September 30, 2014			September 30, 2013
	HIGH	LOW	HIGH	LOW
First Quarter	2.05	1.25	2.50	1.10
Second Quarter	2.62	1.50	2.10	1.60
Third Quarter	2.34	1.50	2.10	1.02
Fourth Quarter	2.28	1.41	2.10	1.10

b) HOLDERS

As of January 2, 2015, there were approximately 184 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2014, 2013 and 2012 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30
	2014	2013	2012	2011	2010

	(In Thousands of Dollars, except per share amounts)

Net Sales	$6,306	$6,466	$4,761	$5,069	$5,259

Net Income (Loss)	$8	$139	$(784)	$(673)	$(949)

Working Capital	$2,809	$2,442	$1,936	$2,447	$2,784

Total Assets	$3,700	$3,505	$3,206	$3,441	$3,809

Long-term Debt	$435	$-0-	$-0-	$250	$-0-

Total Stockholders' Equity	$2,759	$2,748	$2,318	$2,621	$3,281

Net Income (Loss) Per Share	$.01	$.09	$(.57)	$(.54)	$(.76)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$-0-	$-0-

Class B	$-0-	$-0-	$-0-	$-0-	$-0-

Stockholders' Equity

Per Share:	$1.68	$1.68	$1.52	2.10	$2.63

Return on Sales	.1%	2.1%	(16.5%)	(13.3%)	(18.1%)

Return on Assets	.2%	4.1%	(23.6%)	(18.6%)	(22.3%)

Return on Equity	.3%	5.5%	(31.7%)	(22.8%)	(25.3%)

Closing Stock Price	$2.11	$2.04	$1.25	$1.80	$4.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company has been focused on tools for automotive servicers for about 30 years. Initially, tools developed for OEM dealership technicians were essentially all the Company’s offerings and in the late 1990s over 80% of the Company’s automotive business was concentrated in tools for two OEM dealerships. In the late 1990s the Company perceived a change in OEM policies that was of concern relative to future business expectations. In 1998 the Company acquired Waekon Industries, an automotive aftermarket business, that expanded the Company's sales channels and product offering in the aftermarket markets, and the Company began to emphasize diversification into these markets. In addition, the Company began to offer several of the tools developed for OEMs to the aftermarket. One in particular, the NGS scan tool for Ford vehicles, became extremely successful and represented a substantial part of aftermarket sales until recently. In 2008, Ford began offering their replacement for NGS to the aftermarket and the Company's NGS sales began to decline. Although other aftermarket tools developed by the Company were a growing revenue source the decline in NGS sales resulted in a net decline in aftermarket sales.

As a outgrowth of the Waekon acquisition, the Company also developed several unique devices for use in vehicle emissions testing programs mandated by the Environmental Protection Agency and applied for patent protection. In the intervening years, the Company continued to receive large orders for OEM tools and the emissions testing products that caused aftermarket sales to remain less than 50% of total automotive product sales. In fiscal 2014, approximately 22% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 78% was from OEM and emissions customers. The lower percentage in 2014 was due primarily to a large OEM order obtained and delivered in fiscal 2014. Aftermarket revenue declined to $1,051,000 from approximately $1,199,000 in fiscal 2013 largely as a result of the elimination of non-profitable products and declining NGS product sales. In fiscal 2012, approximately 43% or $1,327,000 of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 57% was from OEM and emissions customers.

During the past several years, the Company has eliminated a number of unprofitable aftermarket products, re-developed and re-introduced a number of older products, and introduced at least three new aftermarket products per year. In addition, the Company renewed its’ emphasis on OEMs as a revenue source, but focused on working with the Tier 1 suppliers. This focus on the Tier 1 suppliers has resulted in large orders in both 2014 and 2013 and also a significant increase in smaller order business for other tools used by the OEM dealerships. Emissions products have largely become a replacement business that is sold through automotive aftermarket distribution channels, but there still may be occasional opportunities for larger orders as certain states expand emissions testing programs. The net result is that the automotive business distinction between aftermarket, OEM, and emissions has become less clear, but the Company’s expertise applies to each of these automotive markets. In 2014, automotive products were 76% of the Company’s revenue and management believes there is a significant opportunity for growth in these products.

The Company has changed its strategy related to OEM customers. In the past, we often developed a product and modified it to a specific OEM’s requirements after interesting them in its value. The Company has been cultivating a relationship with the Tier I supplier to most North American OEMs. We have achieved a preferred supplier status with this supplier and currently produce a number of products used by various OEMs. We have been able to grow this business approximately 30% in 2012, and 160% in 2013 due to a large order for Breakout Box, and 25% in 2014 due in large part to an order for an accessory to our AFIT tool delivered in 2008 that expands its’ capability to gasoline direct injection engines, as well as an increase in small orders for new and previously supplied tools. We are continuing to cultivate our relationship with an additional Tier 1 Tool Supplier to other OEM's. Our plan is to continue to target opportunities to develop and manufacture OEM tools with all Tier 1 suppliers.

The Company has offered products for government sponsored emissions testing programs for a number of years.  The Company also developed a product to test for leaks in vehicle evaporative systems (gas tanks). The Company has patents for both of these technologies and is currently involved in a lawsuit with a company that we believe infringed on our patents for these products. Sales of these products in prior years resulted in revenues that ranged from several hundred thousand dollars to over $6,900,000 in fiscal 2008. Most new emissions testing programs emphasize OBD II testing and the U.S. Environmental Protection Agency allows minimal credit for testing either gas caps or gas tanks on those vehicles. However, there is still a need for replacement products and equipment for new installations requiring cap or tank testing that provides a significant revenue source for the Company. In fiscal 2014, revenue for these products was approximately $615,000 compared to $936,000 in fiscal 2013. In early fiscal 2013, the only competitor for gas cap testing equipment for state programs announced it was leaving the business and significant 2013 emission sales resulted from sales of our products to distribution as replacements for theirs. In 2014, there was no similar “pipeline fill” sales. We expect the market for emission products to continue at the 2014 level.

Development efforts for fiscal 2012 were concentrated on developing lower cost aftermarket products targeted at automotive service technicians as personal tools. The aftermarket revenue was declining rapidly because NGS product sales that had been a large revenue source was declining. We were able to reverse the trend but only slightly since NGS product was such a significant element of the revenue. Since NGS has reached such a low revenue level, the effect of the past three years new product developments should become evident in increased automotive aftermarket sales going forward. In both 2013 and 2014, we split our development efforts between aftermarket and OEM. In 2013, we discontinued a number of non-profitable aftermarket products. The result was a decrease in aftermarket revenues but an increase in margin. In 2014, we continued to split development efforts and introduced four new products to the aftermarket and supported the manufacture of a large OEM order and several smaller OEM orders. One of the products introduced in September 2014 called AutoWave is expected to be a major revenue contributor in fiscal 2015 and we are hoping to interest OEMs in its’ capability.

During fiscal 2014, we delivered a large order to OEM dealers for a tool that tests the fuel injection system on gasoline direct injection vehicles. That same OEM expressed an interest in a global tool to do the same job. We have prepared a proposal for them using the technology we believe only Hickok possesses. In addition we have a number of proposals for products before several OEMs using our proprietary technologies that the Tier 1 supplier has told us are of interest to the OEM.  We continue to believe that there is a large opportunity for OEM business working with the Tier 1 suppliers that service essentially all North American vehicle manufacturers and there is substantial current activity in this product segment.

Sales and Marketing has completely revamped the Company’s internet website that supports product sales. The team expanded our use of social media and videos to explain the benefits of our products. Also, we have developed the technology and infrastructure for a web store that is initially being used for subscription sales of NGS PC software in an effort to revitalize NGS revenues. The team has also recognized that a number of our automotive products have utility for service technicians in many other industries that our current distribution channels do not reach. In fiscal 2015, the Company plans on expanding our markets through the use of these new capabilities available to us. Increased emphasis on new products and efforts by our sales staff has had a noticeable effect on our relationships with the automotive aftermarket distribution channels and Tier 1 suppliers. We feel our relationships are stronger now in both channels than they have been in the past seven years.

The Company has placed a major emphasis on expansion of our use of the Internet and other electronic media to sell our products, increase customer contact and awareness, and improve operations. We are offering a few products for sale direct to customers through electronic media and directing customers to our distributors for products sold through distribution. We intend to expand the direct product offerings to customers outside our traditional automotive servicers. In addition, we have sales and training videos on nearly all of our newer products that can be viewed by customers on their computers. The Company plans to continue the emphasis on expansion of the use of electronic media in fiscal 2015.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results, both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. For example, the first and second quarters of fiscal 2013 benefited from a large order with a Tier 1 supplier to an OEM. In fiscal 2014, the third and fourth quarters benefited from a large order for an OEM. In fiscal 2011 and 2012, there were no such large opportunities.

The Company’s indicator product revenue decreased 10% in fiscal 2014 and its percentage of total Company revenues decreased to 24% from 26% in fiscal 2013. The year to year decrease was primarily a result of decreased customer orders of government funded programs for the military. The Company’s indicator product revenue increased 3% in fiscal 2013 and its percentage of total Company revenues decreased to 26% from 34% in fiscal 2012. The year to year increase was primarily a result of increased customer orders. The percentage decrease was because automotive sales increased due to a large OEM order. The Company anticipates indicator sales will continue at current levels in fiscal 2015 and into the foreseeable future. Management feels that resources dedicated to this segment are adequate at the present time.

Looking forward, the introduction of new automotive diagnostic products to the aftermarket and Tier 1 suppliers on a regular basis is very important for the growth of the automotive related diagnostic tools and equipment business segment. Management implemented steps to reduce expenses in early fiscal 2009 due to the economic downturn and uncertainty in the markets the Company serves. These reductions included rate reductions for all employees. Additional personnel reductions were implemented during fiscal 2011 and a strategy to develop and market lower cost products directed primarily to technicians was also implemented. The cutbacks slowed the new product development process, however, the Company has taken precautions to maintain its technologies. Management believes the current resources are sufficient to develop aftermarket products and to react to any large opportunities that may result from our emphasis on the Tier I Suppliers to OEMs. Management plans to continue tight control of expenses in marketing, engineering, administrative and sales, and related expenses until revenue will support adding additional resources.

Expense Control

Management continues to monitor its expense reduction initiatives implemented and revised from 2008 to 2011. During fiscal 2013 and 2012, management developed a plan that included a limited increase in personnel and a small increase in the compensation of existing personnel. The changes were intended to accelerate both the introduction of new products and to enhance the sales of existing products through improved market presence and promotion. Management believes its strategy to improve revenue and profitability aided results in fiscal 2014 and 2013 and will continue to aid results during fiscal 2015. The Company currently has no plans to add resources in fiscal 2015 unless revenue opportunities warrant such an increase.

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

Results of Operations

Sales for the fiscal year ended September 30, 2014 decreased to $6,305,836, a decrease of approximately 3% from fiscal 2013 sales of $6,466,172. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $112,000. Service sales in fiscal 2014 decreased by approximately $48,000 compared to fiscal 2013 due to volume. Product sales were $6,078,349 in fiscal 2014 compared to $6,190,260 in fiscal 2013. The decrease in product sales occurred in the indicator and gauge segment. Within the automotive diagnostic products, OEM products sales increased approximately $504,000 offset by a decrease in emissions products and aftermarket products of approximately $321,000 and $148,000 respectively. Sales of indicator products decreased in fiscal 2014 by approximately $147,000 and was volume related due primarily to decreased military movement orders. Both fiscal 2014 and 2013 benefited from a large order from a Tier 1 Supplier to a large OEM. The reduction in service sales was volume related and attributable to lower repair sales.

Sales for the fiscal year ended September 30, 2013 increased to $6,466,172, an increase of approximately 36% from fiscal 2012 sales of $4,761,289. This increase in sales was volume-driven and attributable primarily to higher product sales of approximately $1,748,000. Service sales in fiscal 2013 decreased by approximately $43,000 compared to fiscal 2012 due to volume. Product sales were $6,190,260 in fiscal 2013 compared to $4,442,133 in fiscal 2012. The increase in product sales occurred in both the automotive diagnostic equipment segment and the indicator and gauge segment. Within the automotive diagnostic products, OEM products and emission products sales increased approximately $1,437,000 and $381,000 respectively offset by a decrease in aftermarket products of approximately $128,000. Sales of indicator products increased in fiscal 2013 by approximately $58,000 and was volume related due primarily to increased military movement orders. Fiscal 2013 benefited from a large order from a Tier 1 Supplier to a large OEM with no similar order in fiscal 2012. In addition, fiscal 2013 benefited from increased gas cap tester sales of approximately $300,000 due to the exit from the market of our only competitor in gas cap testing testers. The reduction in service sales was volume related and attributable to lower repair sales.

Cost of products sold in fiscal 2014 was $3,462,092 or 57.0% of net product sales compared to $3,359,727 or 54.3% of net product sales in fiscal 2013. Cost of products sold during fiscal 2012 was $2,787,212 or 62.7% of net product sales. The dollar and percentage increase in the cost of products sold to product sales between fiscal 2014 and 2013 was due primarily to product mix and cost specifics of the products sold. The dollar increase in the cost of products sold to product sales between fiscal 2013 and 2012 was due primarily to the increase in sales volume. The percentage decrease was due to a change in product mix.

Cost of services sold in fiscal 2014 was $149,068 or 65.5% of net service sales compared to $138,307 or 50.1% respectively in fiscal 2013. Cost of services sold during fiscal 2012 was $216,949 or 68.0% of net service sales. The dollar and percentage increase between fiscal 2014 and 2013 was due primarily to product specific technical issues of the chargeable repairs in fiscal 2014. The dollar and percentage decrease between fiscal 2013 and 2012 was due primarily to price adjustments, lower costs and the elimination of certain products for chargeable repairs.

Product development expenditures in fiscal 2014 were $965,975 or 15.9% of product sales compared to $939,373 or 15.2%, respectively, in fiscal 2013. Product development expenditures during fiscal 2012 were $938,058 or 21.1% of product sales. The percentage increase between fiscal 2014 and fiscal 2013 was due primarily to the decrease in sales volume during fiscal 2014. The dollar increase was primarily in labor costs and research and experimental material of approximately $19,000 and $9,000 respectively. The percentage decrease between fiscal 2013 and fiscal 2012 was due primarily to the increase in sales volume during fiscal 2013. The dollar increase was primarily in research and experimental material expense and labor costs of approximately $3,000 and $1,000 respectively, offset in part by a decrease in travel expenses of $3,000. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new diagnostic products for both the OEM and aftermarket customers.

Marketing and administrative expenses amounted to $1,728,107 which was 27.4% of net sales in fiscal 2014, $1,812,598 or 28.0% of net sales in fiscal 2013 and $1,616,320 or 33.9% of net sales in fiscal 2012. The dollar decrease in fiscal 2014 compared to fiscal 2013 was due to decreases in both marketing and administrative expenses. Marketing expenses were approximately $712,000 in fiscal 2014 compared to $761,000 a year ago. Within marketing expenses, decreases were primarily in commissions of $50,000, advertising of $14,000, promotion expense of $5,000, collection expense of $5,000 and outside consulting of $4,000. The decreases were offset in part by an increase in royalty expense of $15,000 and labor costs of $12,000. Administrative expenses were approximately $1,017,000 during the current fiscal year compared to $1,052,000 a year ago. The dollar decrease was due primarily to decreases in professional fees of $19,000, rent machinery and equipment of $10,000, depreciation expense of $8,000, data processing fees of $4,000, travel expense of $3,000 and repairs and maintenance costs of $2,000. The decreases were offset in part by an increase in labor costs of $18,000.

The percentage decrease in marketing and administrative expenses in fiscal 2013 compared to fiscal 2012 was due to the higher sales volume in fiscal 2013. The dollar increase in fiscal 2013 compared to fiscal 2012 was due to increases in both marketing and administrative expenses. Marketing expenses were approximately $761,000 in fiscal 2013 compared to $626,000 in fiscal 2012. Within marketing expenses, increases were primarily in royalty expense of $48,000, commissions of $44,000, labor costs of $24,000, advertising of $12,000, promotion expense of $5,000 and collection expense of $1,000. The increases were offset in part by a decrease in outside consulting of $3,000. Administrative expenses were approximately $1,052,000 during fiscal 2013 compared to $990,000 in fiscal 2012. The dollar increase was due primarily to increases in professional fees of $99,000, data processing fees of $7,000 and travel expense of $2,000. The increases were offset in part by a decrease in rent machinery and equipment of $14,000, depreciation of $12,000, repairs and maintenance costs of $6,000, directors fees of $4,000 and labor costs of $3,000.

Interest charges were $6,592 in fiscal 2014 compared with $91,178 in fiscal 2013 and $5,956 in fiscal 2012. The current year interest expense is primarily due to the recording of interest expense on the short-term demand notes of approximately $6,364. The decrease in interest charges in fiscal 2014 compared to fiscal 2013 was due primarily to recording as non-cash interest expense the present value of warrants issued in December 2012 with no similar charges in fiscal 2014. The increase in interest charges in fiscal 2013 compared to fiscal 2012 was due primarily to recording as non-cash interest expense the present value of warrants issued in December 2012. The current convertible note payable with one of the Company's major shareholders, who is also a director of the Company, is available through December 30, 2014.

Other income was $14,374 in fiscal 2014 compared with $13,816 in fiscal 2013 and $19,240 in fiscal 2012. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The increase in fiscal 2014 compared to fiscal 2013 was due primarily to to an increase in the sale of scrap metal shavings of approximately $5,000 offset by a decrease in interest income of approximately $4,000. The decrease in interest income in fiscal 2014 was due to a lower level of cash and cash equivalents available for investment. The decrease in fiscal 2013 compared to fiscal 2012 was due primarily to a decrease in the sale of scrap metal shavings of approximately $5,000 offset by an increase in interest income of approximately $3,000. In addition, fiscal 2013 did not have a gain on sale of fixed assets compared to the fiscal 2012 gain of $4,000. The increase in interest income in fiscal 2013 was due to higher level of cash and cash equivalents available for investment. Currently, excess cash is invested in a money market account.

Income taxes in fiscal 2014 were $0 which includes an increase in the valuation allowance on deferred income taxes of $44,400. In fiscal 2013 income taxes were $0 which included a decrease in the valuation allowance on deferred income taxes of $114,400. In fiscal year 2012 management recorded a valuation allowance in the amount of $187,400 on the current year deferred taxes. It is anticipated that the effective tax rate in fiscal 2015 will be similar to fiscal 2014. The expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. The deferred tax benefits begin to expire in fiscal 2016.

Net income in fiscal 2014 was $8,376, or $.01 per share as compared to the net income of $138,804, or $.09 per share in fiscal 2013. The decrease in  net income in fiscal 2014 was primarily due to a lower sales volume and lower product margins. The net income in fiscal 2013 was $138,805, or $.09 per share as compared to the net loss of $783,966 or $.59 per share in fiscal 2012. The improvement of approximately $923,000 in 2013 was due primarily to the increased sales volume attributed to the significant order from a Tier 1 supplier for an OEM. The net loss in fiscal 2012 was due primarily to a lower sales volume in 2012.

The Company has available a net operating loss carryforward of approximately $5,500,000 and research and development credit carryforwards of approximately $1,800,000 that begin to expire in fiscal 2016. The Company's entire deferred tax asset of $4,166,700 has been offset by a valuation allowance of $4,166,700. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $3,314,781 at September 30, 2014 were 6.6 times current liabilities and the total of cash and cash equivalents and receivables was 3.1 times current liabilities. These ratios compare to 4.2 and 2.1 respectively at the end of fiscal 2013. Cash and cash equivalents was $390,327 at September 30, 2014 and $938,852 at September 30, 2013. Total current assets increased by approximately $115,000 from the previous year end due primarily to an increase in accounts receivable, inventory and prepaid expenses of approximately $534,000, $124,000 and $6,000, respectively. The increases were offset by a decrease in cash and cash equivalents of approximately $549,000. The increase in accounts receivable was due primarily to an increase in the sales volume in the last quarter of the fiscal year 2014. Inventory increased due primarily to a decrease in the obsolescence reserve during the current year and the increase in prepaid expenses was due primarily to timing.

Working capital at September 30, 2014 was $2,809,348 as compared to $2,442,454 a year ago. The increase of approximately $367,000 was due primarily to an increase in accounts receivable, inventory and prepaid expenses of approximately $534,000, $124,000 and $6,000, respectively, by a decrease in cash and cash equivalents of approximately $549,000. In addition, there were decreases in accrued expenses, accounts payable and accrued payroll and related expense of approximately $217,000, $29,000, and $10,000, respectively. The increase in accounts receivable was due primarily to an increase in the sales volume in the last quarter of the fiscal year. The increase in inventory was due primarily to an decrease in the obsolescence reserve in the current year.

Internally generated funds in fiscal 2014 were a negative $606,811 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $141,714 consisting of tooling, machinery and equipment for product manufacturing and IT infrastructure. The primary reason for the negative cash flow from operations was the increase in accounts receivable and inventory of $535,952 and $124,381, respectively. Internally generated funds in fiscal 2013 were $685,922 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $14,443 consisting of tooling and machining equipment for product manufacturing. The primary reason for the positive cash flow from operations in fiscal 2013 was the net income of $138,805, non-cash interest expense, non-cash depreciation, a reduction in accounts receivable, inventory and prepaid expenses, of $91,000, $64,186, $64,530, $144,954 and $91,615 respectively. In addition, accrued expenses increased by $89,083. Internally generated funds in fiscal 2012 were a negative $401,787. The primary reason for the negative cash flow from operations in fiscal 2012 was the net loss of $783,966. The Company anticipates approximately $110,000 of capital expenditures during fiscal 2015 primarily to complete the upgrade and replacement of the Company's IT infrastructure. The Company expects there will be internally generated funds in fiscal 2015 from operating activities in addition to probable available short-term or long-term financing, to provide adequate funding of the Company's working capital needs.

Whenever there may be a requirement to increase inventory in fiscal 2015, there will be a negative but temporary impact on liquidity. As previously noted, management implemented expense reductions in response to the economic downturn and uncertainty in the markets the Company serves. These expense reductions began in fiscal 2009 and have continued through fiscal 2014, and are anticipated to continue into fiscal 2015. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses at points during this expense reduction program  in order to appropriately manage its working capital.

In December 2014, management entered into Amendment No. 3 of the Convertible Loan Agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is between the Company and a major shareholder who is also a Director, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at September 30, 2014 this balance is outstanding.

During the third quarter of fiscal 2014, the Company entered into various short-term unsecured demand notes with Robert L. Bauman. The Company borrowed $683,400 to help meet the on going working capital requirements related to the large order received in January of 2014. The agreements were with a major shareholder who is also an employee of the Company as discussed in Note 5 to the Company's financial statements. The Company had no outstanding balance on the various short-term demand notes at September 30, 2014.

Discussions Regarding Potential Acquisition

The Company is engaged in discussions with First Francis Company, Inc., an entity affiliated with Edward F. Crawford and Matthew V. Crawford, directors of the Company, concerning a potential acquisition of Federal Hose LLC, a wholly owned subsidiary of First Francis. The Company has submitted a non-binding proposal letter to First Francis under the terms of which it would acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 of the Company’s Class A Common Shares; (ii) 303,750 of the Company’s Class B Common Shares; and (iii) $4,268,662 in a note to be issued by the Company, which will rank pari passu with its existing indebtedness, bear interest at an annual rate of 4% payable quarterly, subject to redemption over a mandatory 10-year amortization schedule and required to be fully redeemed within six years of their issuance date.

Information concerning this prospective transaction constitutes forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. With respect to statements relating to this proposed transaction, such uncertainties include, among other things, the fact that no agreement has been reached between the parties with respect to the terms of the proposed transaction, and the fact that any such transaction would be subject to a number of conditions precedent, including the negotiation of a satisfactory purchase agreement, authorization by the Board of Directors of the Company, receipt of third party consents, and the satisfaction of other customary conditions precedent. In addition, shareholder approval of the transaction may be required including, in the event that Class B Common Shares are proposed to be issued, separate approval of the holders of a majority of the Company’s Class A Shares. We cannot assure you that any agreement will be reached with respect to the transaction or as to the timing or terms thereof.

Business Condition and Uncertainties

Until the past two years, the Company suffered recurring losses from operations due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels have impacted the Company's accounts receivable and cash balances. If this situation were to continue, it could prevent the Company from generating sufficient cash flow to sustain its operations.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing if needed. Management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the marketplace. In addition, management took steps to reduce expenses described above under the caption "Expense Control" and continues to monitor expenses closely. In addition, subsequent to the end of fiscal 2012, the Company entered into the financing arrangements described above under the caption "Liquidity and Capital Resources". Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory Valuation and Reserves - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The Company's business may require an increase in inventory of component parts, work-in-process and finished goods in order to meet anticipated delivery schedules of customers. However, the Company is responsible for excess and obsolete inventory purchases in excess of inventory needed to meet customer demand forecasts, as well as inventory purchases generally not covered by supply agreements, or parts that become obsolete before use in production. If the Company's forecasts change or excess inventory becomes obsolete, the inventory reserves included in the Company's financial statements may be understated.

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

Impact of Inflation

Over the past five years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy minimizing the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk was various short-term demand notes with fixed interest rates. The Company has no outstanding balance on any demand notes at September 30, 2014. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2014. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

January 6, 2015
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$390,327	$938,852
Accounts receivable-less allowance for	1,172,268	638,316
doubtful accounts of $10,000 ($10,000, 2013)
Notes receivable-current	-	-
Inventories-less allowance for obsolete	1,714,197	1,589,816
inventory of $363,500 ($793,000, 2013)
Deferred income taxes-less valuation
allowance of $107,700 ($334,200, 2013)	-	-
Prepaid expenses	37,989	32,342

Total Current Assets	3,314,781	3,199,326

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,429,718	1,429,718
Machinery and equipment	2,516,380	2,388,762

	4,179,577	4,051,959
Less accumulated depreciation	3,800,551	3,752,452

	379,026	299,507

OTHER ASSETS:
Deferred income taxes-less valuation
allowance of $4,059,000 ($3,788,100, 2013)	-	-
Notes receivable-long-term	4,100	4,100
Deposits	1,750	1,750

	5,850	5,850

Total Assets	$3,699,657	$3,504,683

See accompanying summary of accounting policies and notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
	2014	2013

CURRENT LIABILITIES:
Accounts payable	$145,557	$174,236
Accrued payroll and related expenses	132,719	142,519
Accrued expenses	178,815	395,426
Accrued taxes other than income	48,342	44,691

Total Current Liabilities	505,433	756,872

LONG-TERM LIABILITIES:
Convertible notes payable - related party	200,000	-
Accrued expenses	235,200	-

Total Long-term Liabilities	435,200	-

STOCKHOLDERS' EQUITY:
Common shares - no par value
Class A 10,000,000 shares authorized, 1,163,349 shares
issued (2014 and 2013)	1,261,188	1,261,188
Class B 2,500,000 convertible shares authorized,
475,533 shares issued	474,866	474,866
Preferred 1,000,000 shares authorized,
no shares outstanding	-	-
Contributed capital	1,741,358	1,738,521
Treasury shares - 15,795 (2014 and 2013)
Class A shares and 667 (2014 and 2013)
Class B shares	(253,341)	(253,341)
Retained earnings	(465,047)	(473,423)

Total Stockholders' Equity	2,759,024	2,747,811

Total Liabilities and Stockholders' Equity	$3,699,657	$3,504,683

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2014	2013	2012

NET SALES:
Product sales	$6,078,349	$6,190,260	$4,442,133
Service sales	227,487	275,912	319,156

Total Net Sales	6,305,836	6,466,172	4,761,289

COSTS AND EXPENSES:
Cost of product sold	3,462,092	3,359,727	2,787,212
Cost of services sold	149,068	138,307	216,949
Product development	965,975	939,373	938,058
Marketing and administrative	1,728,107	1,812,598	1,616,320
expenses
Interest charges	6,592	91,178	5,956
Other income	(14,374)	(13,816)	(19,240)

Total Costs and Expenses	6,297,460	6,327,367	5,545,255

Income (Loss) before Provision for Income Taxes	8,376	138,805	(783,966)
Provision For Income Taxes:
Current	(44,400)	114,400	-
Deferred	44,400	(114,400)	-

	-	-	-

Net Income (Loss)	$8,376	$138,805	$(783,966)

NET Income (LOSS) PER COMMON SHARE - BASIC	$.01	$.09	$(.57)

NET Income (LOSS) PER COMMON SHARE - DILUTED	$.01	$.08	$(.57)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,638,215	1,610,571	1,372,812

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012
		COMMON SHARES - NO PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at October 1, 2011	$171,738	$793,229	$454,866	$1,862,652	$(661,676)	$2,620,809

Sale of Class B shares from treasury	-	-	20,000	(391,335)	408,335	37,000

Conversion of convertible notes payable to Class A shares	-	252,368	-	214,511	-	466,879

Convertible notes issue cost	-	-	-	(34,235)	-	(34,235)

Share-based compensation expense	-	-	-	11,388	-	11,388

Net Loss	(783,966)	-	-	-	-	(783,966)

Balance at September 30, 2012	$(612,228)	$1,045,597	$474,866	$1,662,981	$(253,341)	$2,317,875

Fees for additional authorized Class A, Class B and Preferred shares	-	-	-	(21,925)	-	(21,925)

Conversion of convertible notes payable to Class A shares	-	208,591	-	-	-	208,591

Class A shares issued for professional services	-	7,000	-	-	-	7,000

Warrants issued for debt offering	-	-	-	91,000	-	91,000

Share-based compensation expense	-	-	-	6,465	-	6,465

Net Income	138,805	-	-	-	-	138,805

Balance at September 30, 2013	$(473,423)	$1,261,188	$474,866	$1,738,521	$(253,341)	$2,747,811

Share-based compensation expense	-	-	-	2,837	-	2,837

Net Income	8,376	-	-	-	-	8,376

Balance at September 30, 2014	$(465,047)	$1,261,188	$474,866	$1,741,358	$(253,341)	$2,759,024

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$5,771,884	$6,530,702	$4,781,174
Cash paid to suppliers and employees	(6,373,180)	(5,848,654)	(5,177,377)
Interest paid	(6,174)	-	(6,641)
Interest received	659	3,874	1,057

Net Cash Provided by (Used in) Operating Activities	(606,811)	685,922	(401,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(141,714)	(14,443)	(55,180)
Payments received (advances) on notes receivable	-	30,500	3,500
Proceeds on sale of assets	-	-	9,500

Net Cash Provided by (Used in) Investing Activities	(141,714)	16,057	(42,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	683,400	250,000	-
Payments on short-term borrowings	(683,400)	(250,000)	-
Payments on long-term borrowings	-	-	(250,000)
Proceeds from Convertible Notes Payable	200,000	-	675,470
Sale of Class B shares from treasury	-	-	37,000
Convertible notes issue costs	-	-	(34,235)
Cost for additional authorized shares	-	(21,925)	-

Net Cash Provided by (Used in) Financing Activities	200,000	(21,925)	428,235

Increase (Decrease) in Cash and Cash Equivalents	(548,525)	680,054	(15,732)

Cash and Cash Equivalents at Beginning of Year	938,852	258,798	274,530

Cash and Cash Equivalents at End of Year	$390,327	$938,852	$258,798

See accompanying summary of accounting policies and notes to consolidated financial statements.

	2014	2013	2012

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$8,376	$138,805	$(783,966)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	62,195	64,186	86,257
(Gain)loss on disposal of assets	-	-	(3,548)
Share-based compensation expense	2,837	6,465	11,388
Non-cash professional service expense	-	7,000	-
Warrants issued for debt offering	-	91,000	-
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(533,952)	64,530	19,885
Decrease (Increase) in inventories	(124,381)	144,954	229,173
Decrease (Increase) in prepaid expenses	(5,647)	91,615	(70,690)
Increase (Decrease) in accounts payable	(28,679)	(4,599)	4,987
Increase (Decrease) in accrued payroll and related expenses	(9,800)	(7,117)	6,687
Increase (Decrease) in other accrued expenses and accrued taxes other than income and long-term liabilities	22,240	89,083	98,040

Total Adjustments	(615,187)	547,117	382,179

Net Cash Provided by (Used in) Operating Activities	$(606,811)	$685,922	$(401,787)

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$-	$208,591	$466,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2014, 2013 AND 2012

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
Product Classes	2014	2013	2012

Automotive Test Equipment	76.3%	74.4%	66.1%
Indicating Instruments	23.7	25.6	33.9

Total	100.0%	100.0%	100.0%

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

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers.  The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that “an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to e entitled in exchange for those goods and services.” The update is effective for financial statement periods beginning after December 15, 2016, with early adoption prohibited. The Company has not determined the impact of this pronouncement on its financial statements and related disclosure.

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 87% of outstanding receivables at September 30, 2014 (60% in 2013). Sales to three customers approximated $2,768,000, $341,000 and $284,000 (2014), $2,304,000, $651,000 and $242,000 (2013), $905,000, $710,000 and $229,000 (2012), and accounts receivable to these customers amounted to approximately $731,000, $90,000 and $65,000 (2014), and $99,000, $163,000 and $14,000 (2013).

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

Fair Value of Financial Instruments:
Accounting for "Financial Instruments" requires the Company to disclose estimated fair values of financial instruments. Financial instruments held by the Company include, among others, accounts receivable, accounts payable, and convertible notes payable. The carrying amounts reported in the consolidated balance sheet for assets and liabilities qualifying as financial instruments is a reasonable estimate of fair value.

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2014.

Product Warranties :
The Company warrants certain products against defects for periods ranging primarily from 12 to 48 months. The Company's estimated future warranty claims is included in "Accrued expenses" and are as follows:
	2014	2013	2012

Balance October 1	$89	$451	$993
Current year provisions	10,275	8,690	7,564
Expenditures	(10,355)	(9,052)	(8,106)

Balance September 30	$9	$89	$451

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2014 and 2013 amounted to $390,327 and $938,852, respectively.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2014	2013

Raw materials and component parts	$1,066,672	$852,229
Work-in-process	521,424	590,687
Finished products	126,101	146,900

	$1,714,197	$1,589,816

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

Depreciation amounted to $62,195 (2014), $64,186 (2013), and $86,257 (2012).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $9,017 (2014), $6,558 (2013) and $6,940 (2012).

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

Income per Common Share :
Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in Note 10.

3. NOTES RECEIVABLE

Selected details of notes receivable are as follows:

	Current Portion	Total

	2014	2014	2013
Unsecured note receivable from current employee which bears interest at 3% per annum	$-	$4,100	$4,100

	$-	4,100	4,100

Less current portion		-	-

Long-term portion		$4,100	$4,100

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

On December 28, 2012, the Aplin Family Trust converted the $208,591 under the Convertible Loan Agreement into Class A Common Shares of the Company.

On December 30, 2012, management entered into an amended Convertible Loan Agreement with Roundball which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement was by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2012 to December 30, 2013 and modified the terms to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.24%.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued was amortized over the one-year amended convertible loan agreement period. During fiscal year ended September 30, 2013, $45,500 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the fiscal year ended September 30, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

On December 30, 2013, management entered into Amendment No. 2 of the Convertible Loan Agreement with Roundball which continued to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2013 to December 30, 2014 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.25%.

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of September 30, 2014, the outstanding balance on the Roundball convertible note was $200,000.

On December 31, 2014, management entered into Amendment No. 3 of the Convertible Loan Agreement with Roundball which continues to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%.

The Company recorded interest expense on the Roundball and Aplin Family Trust notes of $228 and $0 respectively for fiscal 2014, $0 and $103 respectively for fiscal 2013, and $303 and $314 respectively for fiscal 2012. As of September 30, 2014 no interest was paid.

5. SHORT-TERM FINANCING

The Company had a credit agreement of $250,000 with Robert L. Bauman, one of its major shareholders who is also an employee of the Company. The agreement was to expire in April 2013 but was modified on December 31, 2012 to extend the maturity date to December 2013. Effective October 30, 2012 for the remainder of the agreement, the lender could have terminated the agreement with 45 days written notice, and at the discretion of the Company to deny the termination notice until December 2013 if it would have had a negative effect on the solvency of the Company.

The agreement provided for a revolving credit facility of $250,000 with interest at 0.24% per annum and was unsecured and included a three-year warrant for 100,000 shares of Class A common stock at a price of $2.50 per share. In addition, the agreement generally allowed for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The revolving line of credit was not extended.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued was amortized over the one-year credit agreement period. During fiscal year ended September 30, 2013, $45,500 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the fiscal year ended September 30, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

During the fiscal year ended September 30, 2014, the Company entered into various short-term unsecured demand notes with Robert L. Bauman borrowing a total of $683,400 with interest at 4.0%. The Company recorded interest expense of $6,364 for fiscal 2014 and $75 for fiscal 2013. As of September 30, 2014, $6,174 of interest was paid on the above notes and line of credit. The Company had no outstanding borrowings on the various short-term demand notes at September 30, 2014.

Selected details of short-term borrowings for fiscal 2014 and 2013 are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2014	$-	4.00%
Average during 2014	$151,133	4.00%
Maximum during 2014 (month end)	$683,400	4.00%

Balance at September 30, 2013	$-	.24%
Average during 2013	$29,167.24%
Maximum during 2013 (month end)	$250,000.24%

6. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through September 2016.

The Company's minimum commitment under these operating leases is as follows:
2015	$6,866
2016	2,880
2017	-

Total	$9,746

Rental expense under these commitments was $10,521 (2014), $10,444 (2013) and $7,971 (2012).

A facility held under a capital lease has a net book value of $0 at September 30, 2014. Future minimum lease payments which extend through 2061 are immaterial.

7. STOCK OPTIONS

On February 27, 2013, the Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders.

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of September 30, 2014.

Under the Company's expired Key Employees Stock Option Plans there are no options currently available for grant and there are no options outstanding at September 30, 2014.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 22,000 shares of Class A Common Stock over a three-year period to members of the Board of Directors who were not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans become fully exercisable on March 8, 2015.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2014, 2013 and 2012 was $2,837, $6,465 and $11,388 respectively.

Transactions involving the Directors Plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2014	Price	2013	Price	2012	Price

Option Shares
Directors Plans:

Outstanding October 1,	31,000	$5.57	42,000	$5.62	38,000	$5.95

Granted	-	-	-	-	7,000	2.925

Canceled/expired	(9,000)	6.23	(11,000)	3.55	(3,000)	3.55

Exercised	-	-	-	-	-	-

Outstanding September 30, ($2.925 to $11.00 per share)	22,000	5.30	31,000	5.57	42,000	5.62
Exercisable September 30,	20,000	5.54	25,000	6.20	30,000	6.52

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at September 30, 2014.

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925 - 5.25	13,000	$3.28	5.9	11,000	$3.35
$6.00 - 7.25	5,000	$6.18	3.5	5,000	$6.18
$10.50 - 11.00	4,000	$10.75	3.0	4,000	$10.75

	22,000	$5.30		20,000	$5.54

The Company accounts for Share-Based Payments under the modified prospective method for its stock options. Compensation cost for fixed based awards is measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Director's stock options under the expired Outside Directors Stock Option Plans are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three-year vesting period. During fiscal year ended September 30, 2014 and 2013, $2,837 and $6,465, respectively, was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $543 (2015). The following weighted-average assumptions were used in the option pricing model for 2014 and 2013: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

8. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

On October 11, 2012, the Company's Amended Articles of Incorporation and the Amended Code of Regulations were adopted by an affirmative vote of more than two-thirds of the Company's Class A and Class B Shareholders.

The Amended Articles amend and restate the Current Articles in a number of significant ways and are primarily as follows: increased the number of Class A Shares and Class B Shares from 3,750,000 and 1,000,000 to 10,000,000 and 2,500,000 respectively, and added a class of 1,000,000 Serial Preferred Shares; eliminated par value for Class A Shares and Class B Shares; updated certain provisions relating to the payment of dividends; removed restrictions on the issuance of additional Class A Shares; clarified the method by which the Company may repurchase its shares; reduced the percentage of shareholder vote required to authorize corporate actions from two-thirds of the voting power to a majority of the voting power; and made other technical or conforming changes.

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

Unissued shares of Class A common stock (949,233 and 958,233 shares in 2014 and 2013, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants (see Notes 4, 5 and 7). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

9. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory federal income tax rate is as follows:
	2014	2013	2012

Income (Loss) Before Provision for Income Taxes	$8,376	$138,805	$(783,966)
Statutory rate	34%	34%	34%

	2,848	47,194	(266,548)

Permanent differences	1,200	1,200	2,500
Research and development credit - net	(46,300)	(44,900)	(8,500)
Valuation allowance	44,400	-	274,600
Other	(2,148)	(3,494)	(2,052)

	$-	$-	$-

Deferred tax assets (liabilities) consist of the following:

	2014	2013

Current:
Inventories	$128,900	$277,300
Bad debts	3,400	3,400
Accrued liabilities	(11,700)	63,000
Prepaid expense	(12,900)	(9,500)

	107,700	334,200
Valuation allowance	(107,700)	(334,200)

Total current deferred income taxes	-	-

Noncurrent:
Depreciation and amortization	45,100	42,700
Research and development and other credit carryforwards	1,903,800	1,830,600
Net operating loss carryforward	1,880,200	1,817,200
Contribution carryforward	8,900	8,900
Directors stock option plan	40,000	39,000
Acquisition costs	101,000	49,700
Accrued liabilities	80,000	-

	4,059,000	3,788,100
Valuation allowance	(4,059,000)	(3,788,100)

Total long-term deferred income taxes	-	-

Total	$-	$-

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2010 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2010 through 2012.

The Company has available a net operating loss carryforward of approximately $5,500,000, and a research and development credit carryforward of approximately $1,800,000, and a contribution carryforward of approximately $26,000. The net operating loss, research and development credit and contribution carryforwards will begin to expire in fiscal 2025, 2016, and 2015 respectively.

Management has recorded a valuation allowance on the entire balance of deferred tax assets due to the losses during the past several years, the current economic uncertainties, the negative effects of the recent economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss, research and development credit and contribution carryforwards could occur before they can be used.

The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earning levels prior to the expiration of its net operating loss, research and development credit and contribution carryforwards. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2014	2013	2012

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$8,376	$138,805	$(783,966)

Shares denominator	1,638,215	1,610,571	1,372,812

Per share amount	$.01	$.09	$(.57)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,610,571	1,372,812

Options available under convertible note	31,097	23,505	-

	1,669,312	1,634,076	1,372,812
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$8,376	$138,805	$(783,966)

Per share amount	$.01	$.08	$(.57)

Options and warrants to purchase 22,000 and 200,000 shares of common stock respectively during fiscal 2014 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In fiscal 2013 options and warrants to purchase 31,000 and 200,000 shares of common stock respectively at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In fiscal 2012 options to purchase 42,000 shares of common stock at prices ranging from $2.925 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's effect was antidilutive or the exercise price was greater than the average market price of the common share. In addition, conversion rights to purchase 365,119 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive.

11. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2014, 2013 and 2012, the Company made matching contributions to the plan in the amount of $16,979, $16,003 and $15,178, respectively. The Company does not provide any other postretirement benefits to its employees.

12. SEGMENT AND RELATED INFORMATION

The Company's four business units have a common management team and infrastructure. The indicators and gauges unit has different technologies and customers than the other business units. Therefore, the business units have been aggregated into two reportable segments: 1.) indicators and gauges and 2.) automotive related diagnostic tools and equipment. The Company's management evaluates segment performance based primarily on operating earnings before taxes. Non-operating items such as interest income and interest expense are included in general corporate expenses. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets is included in general corporate expenses.

Indicators and Gauges:
This segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to both original equipment manufacturers and to operators of railroad equipment.

Automotive Diagnostic Tools and Equipment:
This segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEMs and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions.

Information by industry segment is set forth below:

Years Ended September 30,	2014	2013	2012

Net Sales
Indicators and Gauges	$1,492,348	$1,657,725	$1,612,943
Automotive Diagnostic Tools and Equipment	4,813,488	4,808,447	3,148,346

	$6,305,836	$6,466,172	$4,761,289

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$312,692	$433,361	$271,343
Automotive Diagnostic Tools and Equipment	704,427	834,630	(78,433)
General Corporate Expenses	(1,008,743)	(1,129,186)	(976,876)

	$8,376	$138,805	$(783,966)

Asset Information :

Years Ended September 30,	2014	2013

Identifiable Assets
Indicators and Gauges	$685,198	$898,555
Automotive Diagnostic Tools and Equipment	2,199,779	1,327,932
Corporate	814,680	1,278,196

	$3,699,657	$3,504,683

Geographical Information :
Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2014	2013	2012

Revenue:
United States of America	$6,149,883	$6,317,722	$4,598,029
Australia	64,744	23,481	14,018
Canada	58,983	77,239	72,535
Mexico	25,288	16,640	36,960
Taiwan	-	22,481	34,935
Other foreign countries	6,938	8,609	4,812

	$6,305,836	$6,466,172	$4,761,289

All export sales to Australia, Canada, Mexico, Taiwan and other foreign countries are made in United States of America Dollars.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters:
The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

14. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2014 through the date the financial statements were submitted to the Securities and Exchange Commission, and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

On December 31, 2014, management entered into an amended Convertible Loan Agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% per annum.

In addition, the Company's legal firm handling the patent infringement case discussed in Note 13 to the Company's financial statements has provided a letter indicating the firm will not seek to be paid by the Company prior to February 1, 2016, unbilled legal fees in excess of $45,000 unless the Lawsuit is settled prior to February 1, 2016.

Lastly, in December 2014, the Company issued a non-binding proposal letter to acquire the membership interests of Federal Hose LLC, a wholly owned subsidiary of First Francis Company, Inc. First Francis is owned by certain directors of the Company and the terms of the potential transaction are still being negotiated.

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

In addition, on December 31, 2014, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2015. The Company has borrowed $200,000 on the loan agreement during the year and it is outstanding at September 30, 2014.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the cash generated from the completion of the large order from a Tier 1 Supplier during the current fiscal year should provide the Company with the needed working capital for the next twelve months.

16. QUARTERLY DATA (UNAUDITED)
	First	Second	Third	Fourth

Net Sales
2014	$1,050,242	$1,116,467	$2,130,412	$2,008,715
2013	1,738,903	1,964,338	1,339,931	1,423,000
2012	1,181,501	1,178,538	1,271,803	1,129,447

Gross Profit
2014	360,838	428,031	1,124,914	780,893
2013	812,501	856,177	572,192	727,268
2012	392,712	402,681	479,189	482,546

Net Income (Loss)
2014	(320,287)	(297,655)	386,911	239,407
2013	143,804	119,431	(133,777)	9,347
2012	(183,140)	(224,781)	(170,975)	(205,070)

Net Income (Loss) per Common Share

Basic
2014	(.20)	(.18)	.24	.15
2013	.09	.08	(.08)	.01
2012	(.15)	(.16)	(.12)	(.14)

Diluted
2014	(.20)	(.18)	.23	.14
2013	.09	.07	(.08)	.01
2012	(.15)	(.16)	(.12)	(.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2014, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

January 13, 2015

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2015, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2015, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of September 30, 2014 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)

________________________________________________________________________________

Equity compensation plans approved by security holders	20,000	$5.54	150,000

Equity compensation plans not approved by security holders	-	-	-

Total	20,000		150,000

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

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2015, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2015, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2015, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: January 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 13th day of January, 2015:

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman
Brian E. Powers

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Jennifer A. Elliott	Director
Jennifer A. Elliott

/s/ James T. Martin	Director
James T. Martin

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Janet H. Slade	Director
Janet H. Slade

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX
EXHIBIT NO.:	DOCUMENT

3(a)	Amended Articles of Incorporation. (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).

3(b)	Amended and Restated Code of Regulations. (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).

10(a)	Convertible Promissory Note, dated April 9, 2014, issued by the Company to Roundball in the principal amount of $100,000.00 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 2, 2014) effective through December 30, 2014.

10(b)	Convertible Promissory Note, dated May 2, 2014, issued by the Company to Roundball in the principal amount of $100,000.00 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 2, 2014) effective through December 30, 2014.

10(c)	Hickok Incorporated 2003 Outside Directors Stock Option Plan (incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on June 9, 2005).**

10(d)	Hickok Incorporated 2007 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2007 annual meeting of shareholders as filed with the Commission on January 22, 2007).**

10(e)	Hickok Incorporated 2010 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2010 annual meeting of shareholders as filed with the Commission on January 26, 2010).**

10(f)	Hickok Incorporated 2013 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2013 annual meeting of shareholders as filed with the Commission on January 28, 2013).**

10(g)	Convertible Loan Agreement, dated December 30, 2011, among the Company, the Investors, and solely with respect to Section 3 thereof, Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(h)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to Roundball in the principal amount of $466,879.87 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(i)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to the Aplin Trust in the principal amount of $208,591.20 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(j)	Registration Rights Agreement, dated December 30, 2011, among the Company and the Investors (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(k)	Voting Agreement, dated December 30, 2011, among the Company, the Investors and the Class B Shareholders of the Company (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(l)	Subscription Agreement, dated December 30, 2011, between the Company and Roundball (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(m)	Form of Employment Agreement (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012).**

10(n)	Warrant Agreement, dated December 30, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(o)	Amendment No. 1 to Convertible Loan Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2013.

10(p)	Warrant Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(q)	Amendment No. 2 to Convertible Loan Agreement, dated December 30, 2013, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 1, 2014) effective through December 30, 2014.

10(r)	Credit Promissory Note No. 1, dated April 24, 2014, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on May 15, 2014).

10(s)	Credit Promissory Note No. 2, dated May 2, 2014, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on May 15, 2014).

10(t)	Credit Promissory Note No. 3, dated May 6, 2014, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on May 15, 2014).

10(u)	Credit Promissory Note No. 4, dated May 8, 2014, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on May 15, 2014).

10(v)	Credit Promissory Note No. 5, dated May 21, 2014, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on May 30, 2014).

10(w)	Credit Promissory Note No. 6, dated May 29, 2014, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on May 30, 2014).

10(x)	Credit Promissory Note No. 7, dated June 20, 2014 by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on June 23, 2014).

10(y)	Amendment No. 3 to Convertible Loan Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015) effective through December 30, 2015.

10(z)	Amendment No. 1 to Registration Rights Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015) effective through December 30, 2015.

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation
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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2014 and 2013, and for each of the years in the three-year period ended September 30, 2014, and have issued our report thereon dated January 6, 2015; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

January 6, 2015
Cleveland, Ohio

                                               HICKOK INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2012
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $      374 (1)    $      - (2)     $     374 (3)     $   10,000

 Reserve for inventory obsolescence  $  714,000    $  185,697        $      -         $  48,697 (4)     $  851,000

 Reserve for product warranty        $      993    $    7,565        $      -         $   8,107         $      451

 Valuation allowance deferred taxes  $4,049,300    $  187,400        $      -         $       -         $4,236,700

                                                  Year Ended September 30, 2013
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    2,049 (1)    $      - (2)     $   2,049 (3)     $   10,000

 Reserve for inventory obsolescence  $  851,000    $   60,107        $      -         $ 118,107 (4)     $  793,000

 Reserve for product warranty        $      451    $    8,690        $      -         $   9,052         $       89

 Valuation allowance deferred taxes  $4,236,700    $        -        $      -         $ 114,400         $4,122,300

                                                Year Ended September 30, 2014
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $  (4,446) (1)    $      - (2)     $ (4,446) (3)     $   10,000

 Reserve for inventory obsolescence  $  793,000    $(113,603)        $      -         $ 315,897 (4)     $  363,500

 Reserve for product warranty        $       89    $   10,275        $      -         $  10,335         $        9

 Valuation allowance deferred taxes  $4,122,300    $   44,400        $      -         $       -         $4,166,700

(1) Classified as bad debt expense.

(2) Recoveries on accounts charged off in prior years.

(3) Accounts charged off during year as uncollectible.

(4) Inventory charged off during the year as obsolete.