Form 10-Q
period 2014-12-31
HICKOK INC
filed 2015-02-17
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 9, 2015:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2014	2013
Net Sales
Product Sales	$1,100,314	$980,395
Service Sales	61,904	69,847

Total Net Sales	1,162,218	1,050,242

Costs and Expenses
Cost of Product Sold	759,510	655,300
Cost of Service Sold	40,603	34,104
Product Development	235,938	231,056
Marketing and Administrative Expenses	399,399	453,997
Interest Charges	128	-
Other Income	(2,704)	(3,928)

Total Costs and Expenses	1,432,874	1,370,529

Income (Loss) before Provision for Income Taxes	(270,656)	(320,287)

Provision for (Recovery of) Income Taxes	-	-

Net Income (Loss)	$(270,656)	$(320,287)

Earnings per Common Share:
Net Income (Loss)	$(.17)	$(.20)

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$(.17)	$(.20)

Dividends per Common Share	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2014 (Unaudited)	September 30, 2014 (Note)	December 31, 2013 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$683,826	$390,327	$571,424
Trade Accounts Receivable-Net	486,258	1,172,268	510,450
Notes Receivable-Current	-	-	-
Inventories	1,684,526	1,714,197	1,647,927
Prepaid Expenses	113,667	37,989	122,907

Total Current Assets	2,968,277	3,314,781	2,852,708

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,525,972	2,516,380	2,428,890

	4,189,169	4,179,577	4,092,087

Less: Allowance for Depreciation	3,816,931	3,800,551	3,768,832

Total Property - Net	372,238	379,026	323,255

Other Assets
Notes Receivable-Long-term	4,100	4,100	4,100
Deposits	1,750	1,750	1,750

Total Other Assets	5,850	5,850	5,850

Total Assets	$3,346,365	$3,699,657	$3,181,813

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2014 (Unaudited)	September 30, 2014 (Note)	December 31, 2013 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$-	$-	$-
Convertible Notes Payable-related party	200,000	-	-
Trade Accounts Payable	165,798	145,557	246,605
Accrued Payroll & Related Expenses	105,926	132,719	123,643
Accrued Expenses	94,882	178,815	323,199
Accrued Taxes Other Than Income	55,648	48,342	59,634
Accrued Income Taxes	-	-	-

Total Current Liabilities	622,254	505,433	753,081

Long-Term Liabilities
Convertible Notes Payable-related party	-	200,000	-
Accrued Expenses	235,200	235,200	-

Total Long-Term Liabilities	235,200	435,200	-

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2014 and December 31, 2013)excluding 15,795 shares in treasury	1,261,188	1,261,188	1,261,188

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (474,866 at September 30, 2014 and December 31, 2013)excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,488,560	1,488,017	1,486,388

Retained Earnings (Deficit)	(735,703)	(465,047)	(793,710)

Total Stockholders' Equity	2,488,911	2,759,024	2,428,732

Total Liabilities and Stockholders' Equity	$3,346,365	$3,699,657	$3,181,813

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2014	2013

Cash Flows from Operating Activities:
Cash received from customers	$1,848,228	$1,178,108
Cash paid to suppliers and employees	(1,545,549)	(1,505,791)
Interest paid	-	-
Interest received	412	383

Net Cash Provided By (Used In) Operating Activities	303,091	(327,300)

Cash Flows from Investing Activities:
Capital expenditures	(9,592)	(40,128)

Net Cash Provided By (Used In) Investing Activities	(9,592)	(40,128)

Net increase (decrease) in cash and cash equivalents	293,499	(367,428)

Cash and cash equivalents at beginning of year	390,327	938,852

Cash and cash equivalents at end of first quarter	$683,826	$571,424

See Notes to Consolidated Financial Statements

	2014	2013

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(270,656)	$(320,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,380	16,380
Share-based compensation expense	543	1,208
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	686,010	127,866
Decrease (Increase) in inventories	29,671	(58,111)
Decrease (Increase) in prepaid expenses	(75,678)	(90,565)
Increase (Decrease) in accounts payable	20,241	72,369
Increase (Decrease) in accrued payroll and related expenses	(26,793)	(18,876)
Increase (Decrease) in accrued expenses and accrued taxes other than income and long-term liabilities	(76,627)	(57,284)

Total Adjustments	573,747	(7,013)

Net Cash Provided By (Used In) Operating Activities	$303,091	$(327,300)

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2014

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2014.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2014	September 30, 2014	December 31, 2013

Components	$1,049,254	$1,066,672	$864,844
Work-in-Process	501,125	521,424	612,598
Finished Product	134,147	126,101	170,485

	$1,684,526	$1,714,197	$1,647,927

The above amounts are net of reserve for obsolete inventory in the amount of $365,564, $363,500 and $810,376 for the periods ended December 31, 2014, September 30, 2014 and December 31, 2013 respectively.

3. Notes Receivable

The Company has a note receivable with a current employee at an interest rate of three percent per annum. The Company does not anticipate repayment within the next twelve months.

4. Convertible Notes Payable

On December 30, 2011, Hickok Incorporated entered into a Convertible Loan Agreement with Roundball, LLC. Under the Convertible Loan Agreement, the Company issued a convertible note to Roundball in the amount of $466,879. In addition, Roundball, LLC had the right to cause the Company to borrow up to an additional $466,880 from Roundball, LLC. The note was unsecured, bore interest at a rate of 0.20% per annum and was set to mature on December 30, 2012.

The note was convertible by the Investor at any time into Class A Common Shares of the Company, at a conversion price of $1.85 per share, although up to no more than 504,735 Conversion Shares. The Company had the option to convert the note at the expiration date, if the investor had not during the course of the agreement. On December 30, 2011, Roundball converted $233,438 into Class A Common Shares of the Company. In addition, on August 20, 2012 Roundball converted the remaining $233,441 under the Convertible Loan Agreement into Class A Common Shares of the Company.

On December 30, 2012 management entered into an amended Convertible Loan Agreement with Roundball which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement was by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2012 to December 31, 2013 and modified the terms to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.24%.

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

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of December 31, 2014, the outstanding balance on the Roundball convertible note was $200,000.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2015. The fair value of the warrants issued was amortized over the one year credit agreement period.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Unissued shares of Class A common stock (949,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

On February 27, 2013, the Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders.

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of December 31, 2014.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), provided for the automatic grant of options to purchase up to 22,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 22,000 Class A shares were outstanding at December 31, 2014 (22,000 shares at September 30, 2014 and 31,000 shares at December 31, 2013) at prices ranging from $2.925 to $11.00 per share. All outstanding options under the Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at December 31, 2014:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - $5.25	13,000	$3.28	5.6	11,000	$3.35
$6.00 - $7.25	5,000	$6.18	3.3	5,000	$6.18
$10.50 - $11.00	4,000	$10.75	2.8	4,000	$10.75

	22,000	$5.30		20,000	$5.54

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options were immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2014 $543 was expensed as share-based compensation. During the quarter ended December 31, 2013 $1,208 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month periods ended December 31, 2014 and 2013 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of ..87 and .87.

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

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share."  The required reconciliations are as follows:

	Three Months ended December 31,
	2014	2013
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(270,656)	$(320,287)

Shares denominator	1,638,215	1,638,215

Per share amount	$(.17)	$(.20)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215
Stock options	-*	-*

	1,638,215	1,638,215

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(270,656)	$(320,287)

Per share amount	$(.17)	$(.20)

* Net effect of stock options, warrants, and Convertible Note were antidilutive for the period.

Options and warrants to purchase 22,000 and 200,000 shares of common stock respectively during the first quarter of fiscal 2015 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

In addition, conversion rights to purchase 252,367 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share during the first quarter of fiscal 2015 and 2014 because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2014	2013
Net Sales
Indicators and Gauges	$245,669	$404,405
Automotive Diagnostic Tools and Equipment	916,549	645,837

	$1,162,218	$1,050,242

Income (Loss) before Provision for Income Taxes
Indicators and Gauges	$2,493	$65,634
Automotive Diagnostic Tools and Equipment	(31,388)	(87,070)
General Corporate Expenses	(241,761)	(298,851)

	$(270,656)	$(320,287)

Asset Information
Indicators and Gauges	$704,441	$922,325
Automotive Diagnostic Tools and Equipment	1,462,089	1,235,229
Corporate	1,179,835	1,024,259

	$3,346,365	$3,181,813

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,127,459	$1,004,148
Australia	8,125	24,138
Canada	19,658	11,492
Mexico	6,976	10,464
Other foreign countries	-	-

	$1,162,218	$1,050,242

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

11. Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2014 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

In addition, on December 31, 2014, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2015. The Company borrowed $200,000 on the loan agreement during the fiscal year ended September 30, 2014 and it is outstanding at December 31, 2014.

In December 2014, the Company issued a non-binding proposal letter to acquire the membership interests of Federal Hose LLC, a wholly owned subsidiary of First Francis Company, Inc. First Francis is owned by certain directors of the Company and the terms of the potential transaction are still being negotiated.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the cash generated from the completion of the large order from a Tier 1 Supplier during the prior fiscal year should provide the Company with the needed working capital for the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2014 through December 31, 2014)
Fiscal 2015 Compared to First Quarter Fiscal 2014
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $245,669 and $404,405 for the first quarter of fiscal 2015 and fiscal 2014, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $916,549 and $645,837 for the first quarter of fiscal 2015 and fiscal 2014, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2014 were $1,100,314 versus $980,395 for the quarter ended December 31, 2013. The increase in product sales during the current quarter of approximately $120,000 was volume related due primarily to increased sales of automotive diagnostic testing products to OEM's, non-emission aftermarket products and emissions testing products of approximately $228,000, $29,000 and $10,000 respectively, offset by a decrease in sales of indicator products of approximately $147,000. Although the current economic uncertainties make forecasting difficult, product sales are expected to increase significantly during the remainder of fiscal 2015.

Service sales for the quarter ended December 31, 2014 were $61,904 versus $69,847 for the quarter ended December 31, 2013. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue at current levels for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2015 was $759,510 (69.0% of product sales) as compared to $655,300 (66.8% of product sales) in the first quarter of fiscal 2014. The dollar and percentage increase in the cost of product sold was due primarily to reduced plant utilization, a change in product mix and a volume increase in product sales during the current quarter. The current cost of product sold percentage is expected to decrease significantly for the remainder of the year due to both increased plant utilization and improved product mix.

Cost of service sold in the first quarter of fiscal 2015 was $40,603 (65.6% of service sales) as compared to $34,104 (48.8% of service sales) in the first quarter of fiscal 2014. The percentage increase was due primarily to a lower sales volume and product specifics of chargeable repairs. The current cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $235,938 in the first quarter of fiscal 2015 (21.4% of product sales) as compared to $231,056 (23.6% of product sales) in the first quarter of fiscal 2014. The percentage decrease was due primarily to higher product sales during the current quarter. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $399,399 (34.3% of total net sales) in the first quarter of fiscal 2015 versus $453,997 (43.2% of total net sales) for the same period a year ago. The percentage decrease was due primarily to the higher level of total sales for the current quarter. Marketing expenses were approximately $155,000 in the first quarter of fiscal 2015 versus $151,000 for the same period a year ago. Within marketing expenses, promotion expense, travel expense, credit and collection expense, wages and advertising increased by approximately $5,000, $3,000, $3,000, $2,000 and $2,000 respectively. Royalty expense, outside consulting and commissions decreased by approximately $8,000, $2,000 and $1,000 respectively. Administrative expenses were approximately $244,000 in the first quarter of fiscal 2015 versus $303,000 for the same period a year ago. Within administrative expenses professional fees, travel expenses and rent machinery and equipment decreased approximately $60,000, $2,000 and $2,000 respectively. The decreases were offset primarily by an increase in data processing expenses of approximately $6,000. The current level of marketing and administrative expenses are expected to continue for the balance of the fiscal year unless discussions regarding a possible acquisition require additional professional fees. See Discussions Regarding Potential Acquisition section below.

Interest expense was $128 in the first quarter of fiscal 2015 which compares with $0 in the first quarter of fiscal 2014. The increase in interest charges in the current quarter compared to a year ago was due to recording interest expense on the outstanding balance of the convertible notes payable. The current level of interest expense is anticipated to continue for the remainder of the fiscal year.

Other income was $2,704 in the first quarter of fiscal 2015 which compares with $3,928 in the first quarter of fiscal 2014. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease was due primarily to a decrease in the sale of scrap mental shavings.

Income taxes in the first quarter of fiscal 2015 was $0 which compares with income taxes of $0 in the first quarter of fiscal 2014. In the first quarter of fiscal 2015 and 2014 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

The net loss in the first quarter of fiscal 2015 was $270,656 which compares with a net loss of $320,287 in the first quarter of fiscal 2014. The higher net loss in fiscal 2014 was due primarily to a lower sales volume.

Unshipped customer orders as of December 31, 2014 were $469,000 versus $713,000 at December 31, 2013. The $244,000 decrease was due primarily to decreased orders for indicators, automotive diagnostic products to OEM's and aftermarket products which include emissions products of approximately $113,000, $51,000 and $22,000 respectively. In addition, orders for parts and service also decreased by approximately $58,000. The Company anticipates that most of the current backlog will be shipped in fiscal 2015.

Liquidity and Capital Resources

Total current assets were $2,968,277, $3,314,718 and $2,852,708 at December 31, 2014, September 30, 2014 and December 31, 2013, respectively. The increase of approximately $116,000 from December to December is due primarily to the increase in cash and cash equivalents and inventories of approximately $112,000 and $37,000 respectively, offset by a decrease in accounts receivable and prepaid expenses of approximately $24,000 and $9,000 respectively. The increase in cash and cash equivalents combined with the decrease in accounts receivable was due to the completion of the large order obtained in January 2014 for an OEM supplier. The decrease from September 30, 2014 to December 31, 2014 of approximately $347,000 is due primarily to the decrease in accounts receivable and inventory of approximately $686,000 and $30,000 respectively, offset by an increase in cash and cash equivalents and prepaid expenses of approximately $293,000 and $76,000 respectively. The decrease in cash and accounts receivable was due primarily to the collection of accounts receivable from the large order completed during the fourth quarter of fiscal 2014.

Working capital as of December 31, 2014 amounted to $2,346,023 as compared with $2,099,627 a year earlier. Current assets were 4.8 times current liabilities and total cash and cash equivalents and receivables were 1.9 times current liabilities. These ratios compare to 3.8 and 1.4, respectively, at December 31, 2013.

Internally generated funds during the three months ended December 31, 2014 were a positive $303,091 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $9,592. The primary reason for the positive cash flow from operations was the decrease of accounts receivable, accrued expenses and inventory of $686,010, $76,627 and $29,671 respectively, offset by an increase in prepaid expenses of $75,678 and the net loss during the current quarter of $270,656. The Company does anticipate additional capital expenditures during fiscal 2015 of approximately $100,000 primarily to complete the upgrade and replacement of the Company's IT infrastructure. The Company believes that cash and cash equivalents together with funds anticipated to be generated by operations in addition to available short-term or long-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the three months ended December 31, 2014 decreased by $270,113 which was the net loss during the period of $270,656 and share-based compensation expense of $543.

Whenever there may be a requirement to increase inventory in fiscal 2015, there will be a negative but temporary impact on liquidity. Management implemented expense reductions in response to the economic downturn and uncertainty in the markets the Company serves. These expense reductions began in fiscal 2009 and have continued through fiscal 2014, and are anticipated to continue for fiscal 2015. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses at points during this expense reduction program in order to appropriately manage its working capital.

In December 2014, management entered into Amendment No. 3 of the Convertible Loan Agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is between the Company and a major shareholder who is also a Director, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at December 31, 2014 this balance is outstanding.

Discussions Regarding Potential Acquisition

The Company is engaged in discussions with First Francis Company, Inc., an entity affiliated with Edward F. Crawford and Matthew V. Crawford, directors of the Company, concerning a potential acquisition of Federal Hose LLC, a wholly owned subsidiary of First Francis. The Company has submitted a non-binding proposal letter to First Francis under the terms of which it would acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 of the Company’s Class A Common Shares; (ii) 303,750 of the Company’s Class B Common Shares; (iii) $4,268,662 in a note to be issued by the Company, which will rank pari passu with its existing indebtedness, bear interest at an annual rate of 4% payable quarterly, subject to redemption over a mandatory 10-year amortization schedule and required to be fully redeemed within six years of their issuance date. The Company will not incur any additional debt greater than $250,000 without the Note Holder’s approval.

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

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's funds available from the convertible note were the only debt subject to interest rate risk during the current quarter. The Company currently has available under the convertible note agreement a credit facility subject to a nominal fixed rate of interest. As a result, the Company believes that the market risk related to interest rate movements is minimal. The Company had $200,000 of outstanding borrowings under this credit facility at December 31, 2014.

Item 4. Controls and Procedures.

As of December 31, 2014, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2014. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: February 16, 2015	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 16, 2015	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer