Form 10-Q
period 2015-03-31
HICKOK INC
filed 2015-05-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 8, 2015:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2015	2014	2015	2014
Net Sales
Product Sales	$1,038,783	$1,057,684	$2,139,097	$2,038,079
Service Sales	52,399	58,783	114,303	128,630

Total Net Sales	1,091,182	1,116,467	2,253,400	2,166,709

Costs and Expenses
Cost of Product Sold	673,846	639,984	1,433,356	1,295,284
Cost of Service Sold	35,345	48,452	75,948	82,556
Product Development	260,507	253,154	496,445	484,210
Marketing and Administrative Expenses	400,570	474,545	799,969	928,542
Interest Charges	171	-	299	-
Other Income	(2,594)	(2,013)	(5,298)	(5,941)

Total Costs and Expenses	1,367,845	1,414,122	2,800,719	2,784,651

Income (Loss) before Provision for Income Taxes	(276,663)	(297,655)	(547,319)	(617,942)

Provision for (Recovery of) Income Taxes	-	-	-	-

Net Income (Loss)	$(276,663)	$(297,655)	$(547,319)	$(617,942)

Earnings per Common Share:
Net Income (Loss)	$(.17)	$(.18)	$(.33)	$(.38)

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$(.17)	$(.18)	$(.33)	$(.38)

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2015 (Unaudited)	September 30, 2014 (Note)	March 31, 2014 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$282,401	$390,327	$153,048
Trade Accounts Receivable-Net	593,265	1,172,268	453,384
Notes Receivable - Current	-	-	-
Inventories	1,778,854	1,714,197	2,020,358
Prepaid Expenses	68,203	37,989	87,258

Total Current Assets	2,722,723	3,314,781	2,714,048

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,541,835	2,516,380	2,466,316

	4,205,032	4,179,577	4,129,513

Less: Allowance for Depreciation	3,833,311	3,800,551	3,785,212

Total Property - Net	371,721	379,026	344,301

Other Assets
Notes Receivable - Long-term	4,100	4,100	4,100
Deposits	1,750	1,750	1,750

Total Other Assets	5,850	5,850	5,850

Total Assets	$3,100,294	$3,699,657	$3,064,199

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2015 (Unaudited)	September 30, 2014 (Note)	March 31, 2014 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Financing	$-	$-	$-
Convertible Notes Payable - related party	200,000	-	-
Trade Accounts Payable	206,049	145,557	416,427
Accrued Payroll & Related Expenses	141,637	132,719	165,476
Accrued Expenses	310,968	178,815	332,987
Accrued Taxes Other Than Income	29,392	48,342	17,689
Accrued Income Taxes	-	-	-

Total Current Liabilities	888,046	505,433	932,579

Long-Term Liabilities
Convertible Notes Payable - related party	-	200,000	-
Accrued Expenses	-	235,200	-

Total Long-term Liabilities	-	435,200	-

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2014 and March 31, 2014) excluding 15,795 shares in treasury	1,261,188	1,261,188	1,261,188

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (474,866 shares outstanding at September 30, 2014 and March 31, 2014) excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,488,560	1,488,017	1,486,931

Retained Earnings (Deficit)	(1,012,366)	(465,047)	(1,091,365)

Total Stockholders' Equity	2,212,248	2,759,024	2,131,620

Total Liabilities and Stockholders' Equity	$3,100,294	$3,699,657	$3,064,199

HICKOK INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2015	2014

Cash Flows from Operating Activities:
Cash received from customers	$2,832,403	$2,351,641
Cash paid to suppliers and employees	(2,915,519)	(3,060,392)
Interest paid	-	-
Interest received	645	501
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	(82,471)	(708,250)

Cash Flows from Investing Activities:
Capital expenditures	(25,455)	(77,554)

Net Cash Provided By (Used In) Investing Activities	(25,455)	(77,554)

Net increase (decrease) in cash and cash equivalents	(107,926)	(785,804)

Cash and cash equivalents at beginning of year	390,327	938,852

Cash and cash equivalents at end of second quarter	$282,401	$153,048

See Notes to Consolidated Financial Statements

	2015	2014

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(547,319)	$(617,942)
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	32,760	32,760
Share-based compensation expense	543	1,751
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	579,003	184,932
Decrease (Increase) in inventories	(64,657)	(430,542)
Decrease (Increase) in prepaid expenses	(30,214)	(54,916)
Increase (Decrease) in accounts payable	60,492	242,191
Increase (Decrease) in accrued payroll and related expenses	8,918	22,957
Increase (Decrease) in accrued expenses and accrued taxes other than income	(121,997)	(89,441)

Total Adjustments	464,848	(90,308)

Net Cash Provided By (Used In) Operating Activities	$(82,471)	$(708,250)

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2014.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2015	September 30, 2014	March 31, 2014

Components	$1,140,410	$1,066,672	$941,852
Work-in-Process	508,069	521,424	908,124
Finished Product	130,375	126,101	170,382

	$1,778,854	$1,714,197	$2,020,358

The above amounts are net of reserve for obsolete inventory in the amount of $368,564, $363,500 and $828,376 for the periods ended March 31, 2015, September 30, 2014 and March 31, 2014 respectively.

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

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of March 31, 2015, the outstanding balance on the Roundball convertible note was $200,000.

On December 31, 2014, management entered into Amendment No. 3 of the Convertible Loan Agreement with Roundball which continues to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% and to provide, subject to approval of the holders of two-thirds of the Class A Common Shares, for the issuance of up to an aggregate of 252,367 Class B Common Shares, which are entitled to three votes per share, upon conversion. The proposal to authorize the issuance of Class B Common Shares upon conversion of the convertible note did not pass by a vote of the holders of Class A Common Shares at the Annual Shareholders meeting held on April 2, 2015.

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

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Unissued shares of Class A common stock (947,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

On February 27, 2013, the Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders.

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of March 31, 2015.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 20,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 20,000 Class A shares were outstanding at March 31, 2015 (22,000 shares at September 30, 2014 and 29,000 shares at March 31, 2014) at prices ranging from $2.925 to $11.00 per share. Options for 2,000 shares expired during the three month period ended March 31, 2015 at $6.45 per share. In addition, options for 2,000 shares expired during the three month period ended March 31, 2014 at $7.25 per share. All outstanding options under the expired Directors Plans became fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at March 31, 2015:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	13,000	$3.28	5.4	13,000	$3.28
$6.00 - 7.25	3,000	$6.00	5.0	3,000	$6.00
$10.50 - 11.00	4,000	$10.75	2.5	4,000	$10.75

	20,000	$5.18		20,000	$5.18

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2015 and 2014 respectively $0 and $543; $543 and $1,751 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2015 and 2014 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

7. Recently Issued Accounting Pronouncements

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers.  The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that “an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.” The update is effective for financial statement periods beginning after December 15, 2016, with early adoption prohibited. However, the FASB currently has a proposal outstanding to defer the effective date by one year. The Company has not determined the impact of this pronouncement on its financial statements and related disclosure.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, and as such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:
Three Months Ended March 31,	Six Months Ended March 31,

	2015	2014	2015	2014
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(276,663)	$(297,655)	$(547,319)	$(617,942)

Shares denominator	1,638,215	1,638,215	1,638,215	1,638,215

Per share amount	$(.17)	$(.18)	$(.33)	$(.38)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215	1,638,215	1,638,215
Stock options	-*	-*	-*	-*

	1,638,215	1,638,215	1,638,215	1,638,215

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(276,663)	$(297,655)	$(547,319)	$(617,942)

Per share amount	$(.17)	$(.18)	$(.33)	$(.38)

* Net effect of stock options and warrants were antidilutive for the period.

Options and warrants to purchase 20,000 and 200,000 shares of common stock respectively during the second quarter and the first six months of fiscal 2015 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 252,367 shares of common stock during the second quarter and the first six months of fiscal 2015 at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:
Three Months Ended March 31,	Six Months Ended March 31,

	2015	2014	2015	2014
Net Sales
Indicators and Gauges	$355,267	$346,196	$600,936	$750,601
Automotive Diagnostic Tools and Equipment	735,915	770,271	1,652,464	1,416,108

	$1,091,182	$1,116,467	$2,253,400	$2,166,709

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$62,103	$23,770	$64,596	$89,404
Automotive Diagnostic Tools and Equipment	(91,159)	(14,140)	(122,547)	(101,210)
General Corporate Expenses	(247,607)	(307,285)	(489,368)	(606,136)

	$(276,663)	$(297,655)	$(547,319)	$(617,942)

Asset Information
Indicators and Gauges			$794,095	$848,878
Automotive Diagnostic Tools and Equipment			1,575,734	1,622,450
Corporate			730,465	592,871

			$3,100,294	$3,064,199

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,068,123	$1,094,458	$2,195,582	$2,098,606
Australia	3,675	-	11,800	24,138
Canada	15,896	10,222	35,554	21,714
Mexico	3,488	7,848	10,464	18,312
Other foreign countries	-	3,939	-	3,939

	$1,091,182	$1,116,467	$2,253,400	$2,166,709

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

11. Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2015 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

In addition, on December 31, 2014, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2015. The Company borrowed $200,000 on the loan agreement during the fiscal year ended September 30, 2014 and it is outstanding at March 31, 2015.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place, the Company's continued efforts on several large potential orders with OEM's, and other additional short-term or long-term financing is expected to provide the Company with the needed working capital for the next twelve months.

13. Potential Acquisition

The Company is engaged in discussions with First Francis Company, Inc., an entity affiliated with two directors of Hickok Incorporated, concerning a potential acquisition of Federal Hose LLC, a wholly owned subsidiary of First Francis. The Company has signed a non-binding Letter of Intent with First Francis and the terms of the potential transaction are still being negotiated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2015 through March 31, 2015)
Fiscal 2015 Compared to Second Quarter Fiscal 2014
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $355,267 and $346,196 for the second quarter of fiscal 2015 and fiscal 2014, respectively and $600,936 and $750,601 for the first six months of fiscal 2015 and fiscal 2014, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $735,915 and $770,271 for the second quarter of fiscal 2015 and fiscal 2014, respectively, and $1,652,464 and $1,416,108 for the first six months of fiscal 2015 and fiscal 2014, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2015 were $1,038,783 versus $1,057,684 for the quarter ended March 31, 2014. The decrease in product sales during the current quarter of approximately $19,000 was volume related due primarily to decreased sales of automotive diagnostic testing products to OEM's and emission products of approximately $168,000 and $20,000, respectively. Sales of aftermarket products increased by approximately $141,000. In addition, sales of indicator products increased by approximately $28,000. Product sales are expected to increase significantly during the remainder of fiscal 2015 due to the large orders received in January, new product introductions and to anticipated improvement in other markets the Company serves.

Service sales for the quarter ended March 31, 2015 were $52,399 versus $58,783 for the quarter ended March 31, 2014. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2015 was $673,846 (64.9% of product sales) as compared to $639,984 (60.5% of product sales) in the second quarter of fiscal 2014. The dollar and percentage increase in the cost of product sold was due primarily to reduced plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease significantly for the balance of the fiscal year due to both increased plant utilization and a change in product mix.

Cost of service sold in the second quarter of fiscal 2015 was $35,345 (64.9% of service sales) as compared to $48,452 (82.4% of service sales) in the second quarter of fiscal 2014. The dollar and percentage decrease was due primarily to a lower service sales volume and product specifics of chargeable repairs in the current quarter. The current cost of services sold percentage is anticipated to continue for the balance of the fiscal year.

Product development expenses were $260,507 in the second quarter of fiscal 2015 (25.1% of product sales) as compared to $253,154 (23.9% of product sales) in the second quarter of fiscal 2014. The percentage increase was due primarily to lower product sales during the current quarter. The dollar increase was due primarily to an increase in labor costs of approximately $9,000 offset in part by a decrease in research and experimental material of approximately $2,000. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $400,570 (36.7% of total sales) in the second quarter of 2015 versus $474,545 (42.5% of total sales) for the same period a year ago. Marketing expenses were approximately $151,000 in the second quarter of fiscal 2015 versus $165,000 for the same period a year ago. Within marketing expenses, royalty expense, promotion expense, advertising expense and outside consulting decreased by approximately $9,000, $6,000, $4,000 and $2,000 respectively. These decreases were offset in part by increases in commission expense, labor costs and credit and collection expense of approximately $3,000, $2,000 and $2,000 respectively. Administrative expenses were approximately $250,000 in the second quarter of fiscal 2015 versus $309,000 for the same period a year ago. Within administrative expenses professional fees, rent machinery and equipment, directors travel expenses and data processing expenses decreased by approximately $60,000, $2,000, $2,000 and $2,000 respectively. The decreases were offset primarily by an increase in labor costs and repairs and maintenance machinery and equipment of approximately $6,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to continue for the balance of the fiscal year unless discussions regarding a possible acquisition require additional professional fees. See Discussions Regarding Potential Acquisition section below.

Interest expense was $171 in the second quarter of fiscal 2015 which compares to $0 in the second quarter of fiscal 2014. The increase in interest charges in the current quarter compared to a year ago was due to recording interest expense on the convertible note payable during the current year second quarter. The current level of interest expense is expected to increase moderately for the remainder of the fiscal year due to expected short-term borrowing during the balance of the year.

Other income was $2,594 in the second quarter of fiscal 2015 which compares with $2,013 in the second quarter of fiscal 2014. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The increase was due primarily to a higher level of scrap metal sales during the current quarter.

Income taxes in the second quarter of fiscal 2015 were $0 which compares with income taxes of $0 in the second quarter of fiscal 2014. In the second quarter of fiscal 2015 recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. In the second quarter of fiscal 2014 income taxes were recorded at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss in the second quarter of fiscal 2015 was $276,663 which compares with a net loss of $297,655 in the second quarter of fiscal 2014. The net loss in fiscal 2015 and 2014 was primarily the result of low sales volume.

Unshipped customer orders as of March 31, 2015 were $1,232,000 versus $2,427,000 at March 31, 2014. The decrease was due primarily to decreased orders for diagnostic products to automotive OEM's of approximately $1,175,000. Orders for diagnostic aftermarket products and emissions products increased by approximately $12,000 and $35,000 respectively. In addition, orders for indicator products decreased by approximately $67,000. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2015. The current order backlog includes substantially smaller automotive diagnostic product orders while the prior year order backlog benefited from an automotive diagnostic product order of approximately $1,800,000.

Results of Operations, Six Months Ended March 31, 2015
Compared to Six Months Ended March 31, 2014

Product sales for the six months ended March 31, 2015 were $2,139,097 versus $2,038,079 for the same period in fiscal 2014. The increase in product sales during the first six months of the current fiscal year was volume related due primarily to increased sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to the aftermarket and OEM's of approximately $171,000 and $60,000 respectively. Sales of emission products products decreased by approximately $10,000. In addition, sales of indicator products decreased by approximately $120,000. Management anticipates product sales for the third and fourth quarter will increase significantly due to the large orders received in January, new product introductions and to anticipated improvement in other markets the Company serves.

Service sales for the six months ended March 31, 2015 were $114,303 compared with $128,630 for the same period in fiscal 2014. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,433,356 or (67.0% of product sales) compared to $1,295,284 (63.6% of product sales) for the six months ended March 31, 2014. The dollar and percentage increase in the cost of product sold was due primarily to lower plant utilization and a change in product mix. The current cost of product sold percentage is expected to decrease significantly for the balance of the fiscal year due to both increased plant utilization and an improved product mix.

Cost of service sold was $75,948 (66.4% of service sales) compared with $82,556 (64.2% of service sales) for the six months ended March 31, 2014. The dollar and percentage increase was due primarily to lower plant utilization and product specifics of chargeable repairs. The cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $496,445 (23.2% of product sales) compared to $484,210 (23.8% of product sales) for the six months ended March 31, 2014. The percentage decrease was due primarily to higher product sales during the current six months of fiscal 2015. The dollar increase was due primarily to an increase in labor costs of approximately $13,000 offset in part by a decrease in research and experimental material of approximately $1,000. The current level of product development expenses is expected to continue for the balance of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $799,969 for the six months ended March 31, 2015 (35.5% of total sales) versus $928,542 (42.9% of total sales) for the six months ended March 31, 2014. The percentage decrease was due primarily to the higher level of total sales and lower expenses for the current six months of fiscal 2015. Marketing expenses were approximately $306,000 during the first six months of the current fiscal year as compared to $317,000 for the same period a year ago. Within marketing expenses, decreases were primarily in royalties, outside consulting, advertising and promotion expenses of approximately $16,000, $4,000, $2,000 and $1,000 respectively. These decreases were offset in part by increases in credit and collection expense, labor costs, travel expenses and commission expense of approximately $5,000, $4,000, $2,000 and $2,000 respectively. Administrative expenses were approximately $494,000 during the first six months of the current fiscal year as compared to $612,000 for the same period a year ago. The dollar decrease was due primarily to decreases in professional fees, rent machinery and equipment and directors travel expenses of approximately $120,000, $5,000 and $4,000 respectively, offset in part by an increase in labor costs, data processing expenses and repairs and maintenance machinery and equipment of approximately $6,000, $4,000 and $3,000 respectively. The current level of marketing and administrative expenses are expected to continue for the remainder of the fiscal year unless discussions regarding a possible acquisition require additional professional fees. See Discussions Regarding Potential Acquisition section below.

Interest expense was $299 for the six months ended March 31, 2015, and $0 for the same period in 2014. The interest charges in the current six month period were due to recording interest expense on the convertible note payable. The current level of interest expense is expected to increase moderately for the remainder of the fiscal year due to expected short-term borrowing during the balance of the year.

Other income of $5,298 for the six months ended March 31, 2015 compares with other income of $5,941 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of scrap metal sales of approximately during the current year six month period. The current level of other income is expected to continue for the remainder of fiscal 2015.

Income taxes during the first six months of fiscal 2015 were $0 which compares with income taxes of $0 in the first six months of fiscal 2014. In the first six months of fiscal 2015 recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. In the first six months of fiscal 2014 income taxes were recorded at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss for the six months ended March 31, 2015 was $547,319 compared with a net loss of $617,942 for the six months ended March 31, 2014. The net loss for the first half of fiscal 2015 and 2014 was primarily the result of a low sales volume.

Liquidity and Capital Resources

Total current assets were $2,722,723, $3,314,781 and $2,714,048 at March 31, 2015, September 30, 2014 and March 31, 2014, respectively. The increase of approximately $9,000 from March to March was due primarily to the increase in cash and cash equivalents and accounts receivable of approximately $129,000 and $140,000 respectively, offset by a decrease in inventory and prepaid expenses of approximately $241,000 and $19,000 respectively. The increase in cash and cash equivalents and accounts receivable was due primarily to the increase in the sales volume during the period. The decrease in inventory was due to the use of inventory for the large OEM order shipped in the third and fourth quarter of fiscal 2014. The decrease from September to March of approximately $592,000 was due primarily to the decrease in cash and cash equivalents and accounts receivable of approximately $108,000 and $579,000 respectively, offset in part by an increase in inventory and prepaid expenses of approximately $65,000 and $30,000 respectively. The decrease in cash and cash equivalents and accounts receivable was due primarily to the lower level of sales during the period. The increase in inventory was due to the purchase of inventory for the large OEM order to be shipped in the third quarter of fiscal 2015.

Working capital as of March 31, 2015 amounted to $1,834,677 as compared with $1,781,469 a year earlier. Current assets were 3.1 times current liabilities compared to 2.9 a year ago. The quick ratio was 1.0 compared to .7 a year ago.

Internally generated funds during the six months ended March 31, 2015 were a negative $82,471 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $25,455. The primary reason for the negative cash flow from operations was the net loss during the period of $547,319 and a decrease in accrued expenses of $121,997, offset by a decrease in accounts receivable of $579,003. The Company does anticipate additional capital expenditures during fiscal 2015 of approximately $175,000 primarily to complete the upgrade and replacement of the Company's IT infrastructure. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term or long-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the six months ended March 31, 2015 decreased by $546,776 which was the net loss during the period of $547,319 and share-based compensation expense of $543.

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

In December 2014, management entered into Amendment No. 3 of the Convertible Loan Agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is between the Company and a major shareholder who is also a Director, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at March 31, 2015 this balance is outstanding.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place, the Company's continued efforts on several large potential orders with OEMs, and other additional short-term or long-term financing is expected to provide the Company with the needed working capital for the next twelve months.

Discussions Regarding Potential Acquisition

The Company is engaged in discussions with First Francis Company, Inc., an entity affiliated with Edward F. Crawford and Matthew V. Crawford, directors of the Company, concerning a potential acquisition of Federal Hose LLC, a wholly owned subsidiary of First Francis. The Company has signed a non-binding Letter of Intent with First Francis under the terms of which it would acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 of the Company’s Class A Common Shares; (ii) 303,750 of the Company’s Class B Common Shares; (iii) $4,268,662 in a note to be issued by the Company, which will rank pari passu with its existing indebtedness, bear interest at an annual rate of 4% payable quarterly, subject to redemption over a mandatory 10-year amortization schedule and required to be fully redeemed within six years of their issuance date. The Company will not incur any additional debt greater than $250,000 without the Note Holder’s approval.

Information concerning this prospective transaction constitutes forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. With respect to statements relating to this proposed transaction, such uncertainties include, among other things, the fact that no agreement has been reached between the parties with respect to the terms of the proposed transaction, and the fact that any such transaction would be subject to a number of conditions precedent, including the negotiation of a satisfactory purchase agreement, authorization by the Board of Directors of the Company, receipt of third party consents, and the satisfaction of other customary conditions precedent. In addition, shareholder approval of the transaction will be required including, that Class B Common Shares are proposed to be issued which requires a separate approval of the holders of two-thirds of the Company’s Class A Shares. We cannot assure you that any agreement will be reached with respect to the transaction or as to the timing or terms thereof.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's funds available from the convertible note were the only debt subject to interest rate risk during the current quarter. The Company currently has available under the convertible note agreement a credit facility subject to a nominal fixed rate of interest. As a result, the Company believes that the market risk related to interest rate movements is minimal. The Company had $200,000 of outstanding borrowings under this credit facility at March 31, 2015.

Item 4. Controls and Procedures.

As of March 31, 2015, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There have been several legal developments in this legal proceeding since the filing of Form 10-K for fiscal 2014 however it is still difficult to access the status of the proceedings or probable outcomes. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: May 14, 2015	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 14, 2015	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer