Form 10-Q
period 2015-06-30
HICKOK INC
filed 2015-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 7, 2015:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2015	2014	2015	2014
Net Sales
Product Sales	$1,746,940	$2,074,295	$3,886,037	$4,112,374
Service Sales	57,674	56,117	171,977	184,747

Total Net Sales	1,804,614	2,130,412	4,058,014	4,297,121

Costs and Expenses
Cost of Product Sold	961,912	963,721	2,395,268	2,259,005
Cost of Service Sold	34,908	41,777	110,856	124,333
Product Development	245,794	243,600	742,239	727,810
Marketing and Administrative Expenses	453,903	496,832	1,253,872	1,425,374
Interest Charges	171	2,691	470	2,691
Other (Income) Expense	(1,705)	(5,120)	(7,003)	(11,061)

Total Costs and Expenses	1,694,983	1,743,501	4,495,702	4,528,152

Income (Loss) before Provision for Income Taxes	109,631	386,911	(437,688)	(231,031)
Income (Recovery of) Taxes	-	-	-	-

Net Income (Loss)	$109,631	$386,911	$(437,688)	$(231,031)

Earnings per Common Share:
Net Income (Loss)	$.07	$.24	$(.27)	$(.14)

Earnings per Common Share
Assuming Dilution:
Net Income (Loss)	$.07	$.23	$(.27)	$(.14)

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2015 (Unaudited)	September 30, 2014 (Note)	June 30, 2014 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$364,649	$390,327	$129,731
Trade Accounts Receivable - Net	752,677	1,172,268	1,531,183
Notes Receivable - Current	-	-	-
Inventories	1,681,100	1,714,197	2,107,875
Prepaid Expenses	70,549	37,989	68,781

Total Current Assets	2,868,975	3,314,781	3,837,570

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,429,718	1,429,718	1,429,718
Machinery and Equipment	2,567,635	2,516,380	2,499,678

	4,230,832	4,179,577	4,162,875

Less: Allowance for Depreciation	3,849,691	3,800,551	3,801,592

Total Property - Net	381,141	379,026	361,283

Other Assets
Notes Receivable - Long-term	4,100	4,100	4,100
Deposits	1,750	1,750	1,750

Total Other Assets	5,850	5,850	5,850

Total Assets	$3,255,966	$3,699,657	$4,204,703

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2015 (Unaudited)	September 30, ____2014___ (Note)	June 30, 2014 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing	$-	$-	$683,400
Convertible Notes Payable-related party	200,000	-	200,000
Trade Accounts Payable	173,103	145,557	203,356
Accrued Payroll & Related Expenses	149,335	132,719	116,458
Accrued Expenses	374,204	178,815	456,576
Accrued Taxes Other Than Income	37,445	48,342	25,839
Accrued Income Taxes	-	-	-

Total Current Liabilities	934,087	505,433	1,685,629

Long-Term Liabilities
Convertible Notes Payable-related party	-	200,000	-
Accrued expenses	-	235,200	-

Total Long-Term Liabilities	-	435,200	-

Stockholders' Equity
Class A, no par value; authorized	1,261,188	1,261,188	1,261,188
10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2014 and June 30, 2014) excluding 15,795 shares in treasury

Class B, no par value; authorized	474,866	474,866	474,866
2,500,000 shares; 474,866 shares outstanding (474,866 shares outstanding at September 30, 2014 and June 30, 2014) excluding 667 shares in treasury

Preferred, no par value; authorized
1,000,000 shares; no shares outstanding	-	-	-
Contributed Capital	1,488,560	1,488,017	1,487,474
Retained Earnings	(902,735)	(465,047)	(704,454)

Total Stockholders' Equity	2,321,879	2,759,024	2,519,074

Total Liabilities and Stockholders' Equity	$3,255,966	$3,699,657	$4,204,703

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2015	2014

Cash Flows from Operating Activities:
Cash received from customers	$4,477,605	$3,404,254
Cash paid to suppliers and employees	(4,452,731)	(4,986,377)
Interest paid	-	-
Interest received	703	518
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	25,577	(1,581,605)

Cash Flows from Investing Activities:
Capital expenditures	(51,255)	(110,916)

Net Cash Provided By (Used In) Investing Activities	(51,255)	(110,916)

Cash Flows from Financing Activities:
Short-term borrowing	-	683,400
Increase in Convertible Notes Payable	-	200,000

Net Cash Provided By (Used In) Financing Activities	-	883,400

Net increase (decrease) in cash and cash equivalents	(25,678)	(809,121)

Cash and cash equivalents at beginning of year	390,327	938,852

Cash and cash equivalents at end of third quarter	$364,649	$129,731

See Notes to Consolidated Financial Statements

	2015	2014

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(437,688)	$(231,031)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	49,140	49,140
Non-cash share-based compensation expense	543	2,294
Changes in assets and liabilities:
Decrease (Increase) in trade accounts receivable	419,591	(892,867)
Decrease (Increase) in inventories	33,097	(518,059)
Decrease (Increase) in prepaid expenses	(32,560)	(36,439)
Increase (Decrease) in accounts payable	27,546	29,120
Increase (Decrease) in accrued payroll and related expenses	16,616	(26,061)
Increase (Decrease) in accrued expenses and accrued taxes other than income	(50,708)	42,298

Total Adjustments	463,265	(1,350,574)

Net Cash Provided By (Used In) Operating Activities	$25,577	$(1,581,605)

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2014.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2015	Sept. 30, 2014	June 30, 2014

Components	$1,059,014	$1,066,672	$916,362
Work-in-Process	475,436	521,424	1,035,529
Finished Product	146,650	126,101	155,984

	$1,681,100	$1,714,197	$2,107,875

The above amounts are net of reserve for obsolete inventory in the amount of $371,564, $363,500 and $817,000 for the periods ended June 30, 2015, September 30, 2014 and June 30, 2014 respectively.

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

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of June 30, 2015, the outstanding balance on the Roundball convertible note was $200,000.

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

The 2013 Omnibus Plan will provide the Company with the flexibility to grant a variety of share-based awards for covered employees, consultants and Directors. The 2013 Omnibus Plan provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of June 30, 2015.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 20,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 20,000 Class A shares were outstanding at June 30, 2015 (22,000 shares at September 30, 2014 and 29,000 shares at June 30, 2014) at prices ranging from $2.925 to $11.00 per share. Options for 2,000 shares expired during the three month period ended March 31, 2015 at $6.45 per share. In addition, options for 2,000 shares expired during the three month period ended March 31, 2014 at $7.25 per share. All outstanding options under the expired Directors Plans become fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at June 30, 2015:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	13,000	$3.28	5.1	13,000	$3.28
$6.00	3,000	$6.00	4.8	3,000	$6.00
$10.50 -11.00	4,000	$10.75	2.3	4,000	$10.75

	20,000	$5.18		20,000	$5.18

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2015 and 2014 respectively $0 and $543; $543 and $2,294 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2015 and 2014 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

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

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2015	2014	2015	2014
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$109,631	$386,911	$(437,688)	$(231,031)

Shares denominator	1,638,215	1,638,215	1,638,215	1,638,215

Per share amount	$.07	$.24	$(.27)	$(.14)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215	1,638,215	1,638,215
Stock options	-*	27,906	-*	-*

	1,638,215	1,666,121	1,638,215	1,638,215

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$109,631	$386,911	$(437,688)	$(231,031)

Per share amount	$.07	$.23	$(.27)	$(.14)

* Net effect of stock options and warrants were antidilutive for the period.

Options and warrants to purchase 20,000 and 200,000 shares of common stock respectively during the third quarter and the first nine months of fiscal 2015 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 252,367 shares of common stock during the third quarter and first nine months of fiscal 2015 at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2015	2014	2015	2014
Net Revenue
Indicators and Gauges	$332,771	$460,749	$933,707	$1,211,350
Automotive Diagnostic Tools and Equipment	1,471,843	1,669,663	3,124,307	3,085,771

	$1,804,614	$2,130,412	$4,058,014	$4,297,121

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$54,783	$138,030	$119,379	$227,434
Automotive Diagnostic Tools and Equipment	294,830	531,969	172,283	430,759
General Corporate Expenses	(239,982)	(283,088)	(729,350)	(889,224)

	$109,631	$386,911	$(437,688)	$(231,031)

Asset Information
Indicators and Gauges			$721,504	$800,751
Automotive Diagnostic Tools and Equipment			1,705,065	2,836,401
Corporate			829,397	567,551

			$3,255,966	$4,204,703

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$1,739,642	$2,103,243	$3,935,224	$4,201,849
Australia	1,602	5,996	13,402	30,134
Canada	21,487	14,197	57,041	35,911
Mexico	7,283	6,976	17,747	25,288
China	29,657	-	29,657	-
Other foreign countries	4,943	-	4,943	3,939

	$1,804,614	$2,130,412	$4,058,014	$4,297,121

All export sales to Australia, Canada, Mexico, China and other foreign countries are made in United States of America Dollars.

10. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

11. Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2015 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

In addition, on December 31, 2014, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also a Director modifying the terms and extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2015. The Company borrowed $200,000 on the loan agreement during the fiscal year ended September 30, 2014 and it is outstanding at June 30, 2015.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2015 through June 30, 2015)
Fiscal 2015 Compared to Third Quarter Fiscal 2014
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $332,771 and $460,749 for the third quarter of fiscal 2015 and fiscal 2014, respectively, and $933,707 and $1,211,350 for the first nine months of fiscal 2015 and fiscal 2014, respectively. The decreases were primarily the result of decreased customer orders of government funded programs for the military.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,471,843 and $1,669,663 for the third quarter of fiscal 2015 and fiscal 2014, respectively, and $3,124,307 and $3,085,771 for the first nine months of fiscal 2015 and fiscal 2014, respectively. Increased sales volume in both fiscal years over the recent past was primarily due to large orders from Tier 1 OEM suppliers.

Results of Operations

Product sales for the quarter ended June 30, 2015 were $1,746,940 versus $2,074,295 for the quarter ended June 30, 2014. The 16% decrease in product sales during the current quarter of approximately $327,000 was volume related due primarily to decreased sales of automotive diagnostic testing products to OEM's of approximately $341,000. Sales of aftermarket products and emission products increased during the current quarter by approximately $2,000 and $119,000 respectively. In addition, sales of indicator products decreased during the current quarter by approximately $107,000. Product sales for the quarter ended June 30, 2015 benefited from two moderate size orders from a Tier 1 Supplier while product sales for the prior year third quarter benefited from a single large order. Product sales are expected to increase moderately during the fourth quarter of the fiscal year due to the receipt a large order received in June, new product introductions and to anticipated improved sales in other markets the Company serves.

Service sales for the quarter ended June 30, 2015 were $57,674 versus $56,117 for the quarter ended June 30, 2014. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2015 was $961,912 (55.1% of product sales) as compared to $963,721 (46.5% of product sales) in the third quarter of 2014. The percentage increase in the cost of product sold was due primarily to a change in product mix. The current cost of product sold percentage is expected to decrease moderately during the fourth quarter of the fiscal year.

Cost of service sold for the quarter ended June 30, 2015 was $34,908 (60.5% of service sales) as compared to $41,777 (74.4% of service sales) in the quarter ended June 30, 2014. The percentage decrease was due primarily to the product specifics of chargeable repairs and a decrease in warranty repairs in the current quarter. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year.

Product development expenses were $245,794 in the third quarter of fiscal 2015 (14.1% of product sales) as compared to $243,600 (11.7% of product sales) in the third quarter of fiscal 2014. The percentage increase was due primarily to lower product sales during the current quarter. The dollar increase was due primarily to an increase in labor costs of approximately $7,000 offset in part by a decrease in research and experimental material of approximately $5,000. The current level of product development expenses is expected to continue in the fourth quarter of the fiscal year. Management believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $453,903 (25.2% of total sales) in the third quarter of fiscal 2015 versus $496,832 (23.3% of total sales) for the same period a year ago. Marketing expenses were approximately $212,000 in the third quarter of fiscal 2015 versus $211,000 for the same period a year ago. Within marketing expenses, advertising expense, credit and collection expense, commission expense, promotion expense, labor costs and travel expense increased by approximately $9,000, $7,000, $7,000, $4,000, $2,000 and $2,000 respectively. These increases were offset in part by a decrease in royalty expense and outside consulting expense of approximately $28,000 and $2,000 respectively. Administrative expenses were approximately $242,000 in the third quarter of fiscal 2015 versus $285,000 for the same period a year ago. Within administrative expenses, professional fees, rent machinery and equipment, and data processing expense decreased by approximately $40,000, $4,000 and $1,000 respectively. These decreases were offset in part by an increase in labor costs, repairs and maintenance computer equipment and travel expense of approximately $2,000, $1,000 and $1,000. The current level of marketing and administrative expenses is expected to increase slightly during the fourth quarter.

Interest expense was $171 in the third quarter of fiscal 2014 which compares with $2,691 in the third quarter of fiscal 2014. Interest expense for the current quarter was due primarily to the borrowing on the convertible note payable. Interest expense for the prior year third quarter was due primarily to short-term borrowing on notes from a major shareholder who is also an employee and to a lesser extent to the borrowing available on the convertible note payable. The current level of interest expense is expected to continue during the fourth quarter of the fiscal year.

Other income was $1,705 in the third quarter of fiscal 2015 which compares with $5,120 in the third quarter of fiscal 2014. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The decrease was due primarily to a lower level of scrap metal sales during the current quarter. The current level of other income is expected to continue during the fourth quarter

Income taxes in the third quarter of fiscal 2015 and 2014 was $0. In the third quarter of fiscal 2015 and 2014 income taxes were calculated at an effective tax rate of 37% offset by deferred taxes, specifically net operating loss carryforwards.

The net income in the third quarter of fiscal 2015 was $109,631 which compares with net income of $386,911 in fiscal 2014. The decrease in net income for the current quarter was the result of a lower sales volume.

Unshipped customer orders as of June 30, 2015 were $1,391,000 versus $1,349,000 at June 30, 2014. The $42,000 increase was due primarily to increased orders for diagnostic products to automotive OEM's of approximately $32,000 and indicator products of approximately $34,000, offset in part by a decrease in orders for aftermarket products of approximately $24,000. The Company anticipates that approximately 86% of the current backlog will be shipped in the last quarter of fiscal 2015.

Results of Operations, Nine Months Ended June 30, 2015
Compared to Nine Months Ended June 30, 2014

Product sales for the nine months ended June 30, 2015 were $3,886,037 versus $4,112,374 for the same period in fiscal 2014. The decrease in product sales during the first nine months of the current fiscal year of approximately $226,000 was volume related due to lower sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to OEM's of approximately $281,000 and emission products of approximately $8,000. These decreases were offset by an increase in aftermarket product sales of approximately $290,000. The increase in aftermarket sales was primarily the result of new product introductions. In addition, sales of indicator products decreased by approximately $227,000. The decrease in product sales to OEM's is due to the current year benefiting from two moderate size orders for a Tier 1 OEM supplier shipping during the first nine months of fiscal 2015. Fiscal 2014 benefited from a single larger order for a Tier 1 OEM supplier which began shipping during the third quarter of fiscal 2014. The decrease in indicator sales during the first nine months of the current year was primarily the result of decreased customer orders of government funded programs for the military. Management anticipates product sales for the fourth quarter to increase moderately.

Service sales for the nine months ended June 30, 2015 were $171,977 compared with $184,747 for the same period in fiscal 2014. The decrease was volume related and due primarily to a lower sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,395,268 (61.6% of product sales) compared with $2,259,005 (54.9% of product sales) for the nine months ended June 30, 2014. The dollar and percentage increase in the cost of product sold was due to higher costs associated with new product introductions and lower sales volume in the current fiscal year. The current cost of product sold percentage is expected to decrease moderately during the fourth quarter of the fiscal year.

Cost of service sold was $110,856 (64.5% of service sales) compared with $124,333 (67.3% of service sales) for the nine months ended June 30, 2014. The dollar and percentage decrease was due primarily to the product specifics of chargeable repairs and a decrease in warranty repairs. The cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $742,239 (19.1% of product sales) compared to $727,810 (17.7% of product sales) for the nine months ended June 30, 2014. The percentage increase was due primarily to lower product sales during the current nine months of fiscal 2015. The dollar increase was due primarily to an increase in labor costs of approximately $20,000 offset in part by a decrease in research and experimental material of approximately $5,000. The current level of product development expenditures is expected to continue for the fourth quarter of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,253,872 for the nine months ended June 30, 2015 (30.9% of total sales) versus $1,425,374 (33.2% of total sales) for the nine months ended June 30, 2014. Marketing expenses were approximately $518,000 during the first nine months of the current fiscal year versus $528,000 for the same period a year ago. Within marketing expenses, decreases were primarily in royalty expense and outside consulting expense of approximately $44,000 and $6,000 respectively. These decreases were offset in part by increases in credit and collection expense, commission expense, labor costs, advertising expense, travel expense and promotion expense of approximately $13,000, $9,000, $7,000, $6,000, $4,000 and $2,000 respectively. Administrative expenses were approximately $736,000 during the first nine months of the current fiscal year versus $897,000 for the same period a year ago. The dollar decrease during the first nine months of the current fiscal year was due primarily to decreases in professional fees, rent machinery and equipment and data processing expenses of approximately $160,000, $8,000 and $4,000 respectively. These decreases were offset in part by increases in labor costs, repairs and maintenance machinery and equipment, and travel expense of approximately $8,000, $5,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to increase slightly for the remainder of the fiscal year.

Interest expense was $470 for the nine months ended June 30, 2015, and $2,691 for the same period in 2014. Interest expense for the current year was due primarily to the borrowing available on the convertible note payable. Interest expense for the prior year year was due primarily to short-term borrowing on notes from a major shareholder who is also an employee and to a lesser extent to the borrowing available on the convertible note payable. The current level of interest expense is expected to continue during the fourth quarter of the fiscal year.

Other income of $7,003 compares with other income of $11,061 in the same period last year. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The decrease was due primarily to a decrease in the sale of scrap metal shavings of approximately $3,700 during the current year nine month period. The current level of other income is expected to continue for the fourth quarter of fiscal 2015.

Income taxes during the first nine months of fiscal 2015 was $0 which compares with income taxes of $0 in the first nine months of fiscal 2014. In the first nine months of fiscal 2015 and 2014 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

The net loss for the nine months ended June 30, 2015 was $437,688 which compares with a net loss of $231,031 for the nine months ended June 30, 2014. The increased net loss for the first nine months of fiscal 2015 was primarily the result of a lower sales volume.

Liquidity and Capital Resources

Total current assets were $2,868,975, $3,314,781 and $3,837,570 at June 30, 2015, September 30, 2014 and June 30, 2014, respectively. The decrease of approximately $969,000 from June to June is due primarily to the decrease in accounts receivable and inventory of approximately $779,000 and $427,000 respectively, offset in part by an increase in cash and cash equivalents and prepaid expenses of approximately $235,000 and $2,000 respectively. The decrease in accounts receivable combined with the decrease in inventory was due primarily to the collection of the accounts receivable and the completion of the large OEM orders during the period. The increase in cash and cash equivalents was due to the collection of the accounts receivable from the moderate size OEM orders. The decrease in current assets from September to June of approximately $446,000 was due primarily to the decrease in accounts receivable, inventory and cash and cash equivalents of approximately $420,000, $33,000 and $26,000 respectively, offset by an increase in prepaid expenses of approximately $33,000. The decrease in inventory was due primarily to the completion of the moderate size OEM orders during the period. The decrease in accounts receivable was due to the decrease in the sales volume and the collection of the accounts receivable from the moderate size OEM orders during the period Prepaid expenses increased during the period due to timing.

Working capital as of June 30, 2015 amounted to $1,934,888 as compared with $2,151,941 a year earlier. Current assets were 3.1 times current liabilities compared to 2.3 a year ago. The quick ratio was 1.2 compared to 1.0 a year ago.

Internally generated funds during the nine months ended June 30, 2015 were a positive $25,577 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $51,255. The primary reason for the positive cash flow from operations was the decrease in accounts receivable and inventory due to the completion of the moderate size orders received during the period. The Company does anticipate additional capital expenditures during fiscal 2015 of approximately $50,000 primarily to continue the upgrade and replacement of the Company's IT infrastructure. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term or long-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the nine months ended June 30, 2015 decreased by $437,145 which was the net loss during the period of $437,688 and share-based compensation expense of $543.

Whenever there may be a requirement to increase inventory in fiscal 2015, there will be a negative but temporary impact on liquidity. Management implemented expense reductions in response to the economic downturn and uncertainty in the markets the Company serves. These expense reductions began in fiscal 2009 and have continued through fiscal 2015. The Company has reduced headcount, product development, and marketing, administrative and sales related expenses at points during this expense reduction program in order to appropriately manage its working capital.

In December 2014, management entered into Amendment No. 3 of the Convertible Loan Agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is between the Company and a major shareholder who is also a Director, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at June 30, 2015 this balance is outstanding.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place, the Company's continued efforts on several large potential orders with OEMs, and other additional short-term or long-term financing is expected to provide the Company with the needed working capital for the next twelve months. In addition, the Company received an additional large order for approximately $957,000.

Discussions Regarding Potential Acquisition

The Company is engaged in discussions with First Francis Company, Inc., an entity affiliated with Edward F. Crawford and Matthew V. Crawford, directors of the Company, concerning a potential acquisition of Federal Hose LLC, a wholly owned subsidiary of First Francis. The Company has signed a non-binding Letter of Intent with First Francis under the terms of which it would acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 of the Company’s Class A Common Shares; (ii) 303,750 of the Company's Class B Common Shares; (iii) $4,268,662 in a note to be issued by the Company, which will rank pari passu with its existing indebtedness, bear interest at an annual rate of 4% payable quarterly, subject to redemption over a mandatory 10-year amortization schedule and required to be fully redeemed within six years of their issuance date. The Company will not incur any additional debt greater than $250,000 without the Note Holder’s approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's only debt subject to interest rate risk during the current quarter was the funds available from the convertible note agreement. The Company had an outstanding balance on the convertible note at June 30, 2015, of $200,000 which is subject to a fixed rate of interest of 0.34%. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of June 30, 2015, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
HICKOK INCORPORATED (Registrant)

Date: August 14, 2015	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 14, 2015	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer