Form 10-K
period 2015-09-30
HICKOK INC
filed 2016-01-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2015 the Registrant had 1,163,349 voting shares of Class A Common Stock outstanding and 474,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 640,070 shares of Class A Common Stock and 85,056 shares of Class B Common Stock. As of March 31, 2015, based on the closing price of $1.75 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,120,123. There is no trading market in the shares of Class B Common Stock.

As of December 28, 2015, 1,163,349 shares of Class A Common Stock and 474,866 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on March 18, 2016.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2015.

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

The Company was founded producing D’Arsonval indicators and continues to manufacture these products today. The current Indicator product line is focused on highly reliable specialized indicators used in the cockpits of certain aircraft, locomotives, and transit vehicles. It is a stable line of business with few competitors in the market. The indicator business represents approximately 22% of the Company’s revenue.

Until the mid 1980s, Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-eight years the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's largest business segment. The Company generated approximately 78% of its fiscal 2015 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in both electronic systems and other non-electronic systems in automobiles and trucks.

Twenty years ago, two large automotive OEM companies comprised over 80% of the Company's business. A substantial portion of this business was contingent on large programs initiated by these OEMs on a year-to-year basis. The Company recognized that OEMs were changing and that the likelihood of the continuation of these yearly large programs was diminishing. Recognizing that customer diversification was desirable and that much of the technology that had been developed for OEMs could have application to the non-dealer service market (known as the aftermarket), the Company added new products, customers and an established aftermarket sales channel with the acquisition of Waekon Industries in 1998. As a result, the Company executed a strategy to use this existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The Company uses Waekon, Hickok, and Hickok/Waekon as the brands of its products that are primarily marketed to aftermarket service organizations.

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

Indicators and Gauges

For over one hundred years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 22% of the Company's sales for fiscal 2015 and 24% for fiscal 2014. A number of the Company's aircraft instruments are FAA certified and a number of others are type certified with aircraft manufacturers. A significant revenue source within this segment is for high reliability ruggedized movements used on certain military aircraft. However, these products are subject to federal government funding of military programs and can vary significantly from year to year.

Although the Company does not view this segment as having a high growth potential, it does contribute significant revenues and margins. The Company believes year to year variation of revenue is more dependent on customer timing than any general market direction.

Automotive Diagnostic Tools and Equipment

The Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to one OEM but are now sold to several automotive OEMs through Tier 1 suppliers, and to the aftermarket using jobbers, wholesalers and mobile distributors. Sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. The aftermarket accounted for approximately 28% of the Company's automotive diagnostic and specialty tool sales in fiscal 2015 and 22% for fiscal 2014. As a whole, automotive diagnostic tools and equipment represented approximately 78% of the Company's sales for fiscal 2015 and 76% for fiscal 2014. The percentage increase was due primarily to higher automotive diagnostic tools and equipment sales to total sales in fiscal 2015 compared to fiscal 2014.

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

In 2009, at the OEM’s request, we developed accessory interfaces that allow the same level of ability to diagnose fuel injection system issues for Diesel engines and the recently introduced Gasoline Direct Injection ("GDI") engines. General Motors decided to equip their North American dealers with technology to diagnose fuel issues on their GDI engines and the Company furnished over 3,800 adapters to the AFIT Tester during fiscal 2014. General Motors has also inquired about the technology for a global tool to address the GDI engines and the Company prepared a proposal for global use based on the technology developed for North American dealers that is still under consideration by GM. During fiscal 2015 the Company supplied a number of cables and accessories for use on new GDI engines that extend the utility of the AFIT system. In addition to General Motors, the Company produces several testers for use on Chrysler and John Deere products as well as several other OEMs that are also sold through Tier 1 suppliers. Several OEM customers continue to show interest in a number of our products that were developed for aftermarket customers and we continue to pursue those opportunities in addition to responding to requests for tools specified by OEMs.

New products are particularly important in the aftermarket. We continue to introduce three to four new products into this market each year. Over the past three years, we have updated essentially all our aftermarket products and about a year ago introduced a unique product that economically offers a service person the capabilities of an oscilloscope to view waveforms, but with the simple operation of a digital camera. Introduced in September 2014, the response to this product has been exceptional and we believe has improved sales of other products that we produce. We plan to introduce a two channel version of the product in the spring of 2016. Our plan is to continue to develop products for automotive service, and at least three new products are currently expected to be introduced during fiscal 2016.

Aftermarket sales channels are always changing and 2015 was no exception. The most effective way to introduce new products has been to grant a major distributor an exclusive right to purchase and market the product for an initial period during introduction because they historically put a great emphasis on the product for the duration of the exclusivity period. The AutoWave single channel oscilloscope referred to above is an example of the success this approach can yield. The Company’s plan is to continue to develop new and unique products for the automotive aftermarket and likely we will continue to use the exclusive distributor introduction strategy.

During 2014, our sales and marketing team upgraded our internet sites. The Company introduced a subscription program for the NGS PC product that required developing the infrastructure and expertise necessary for an internet store. However, the Internet continues to evolve and during 2015 we had to implement another major overhaul to accommodate smart phones, tablets, and other mobile technologies or lose our positioning in search engine results pages. We believed going into fiscal 2015 that  many of our automotive aftermarket products with minor adaptations could be attractive tools for many service technicians outside the automotive industry. Our current distribution channels are relatively concentrated in the automotive market, however, we have been successful in having a number of our products incorporated on the internet sites of Home Depot and Amazon and many of our sales through these channels have been to non-automotive service customers even though the products themselves were primarily designed for automotive servicers.

We have launched a marketing effort on slightly modified versions of our automotive products to service technicians in non-automotive repair professions such as industrial machine repair, air conditioning and appliance repair. We obtained a new Internet address www.hickoktools.com which will be the sales channel for these non-automotive tools. This new initiative is using the Internet as the sales avenue to these customers and we will be extensively using media e-mail lists, video demonstration on U-Tube, and social media to reach these non-automotive customers. The emphasis we have placed on upgrading our websites and Internet savvy discussed below has made this approach possible and we are optimistic it will open new markets for our products. We are extensively using social media, video demonstration, and e-mail advertising to reach all our customers. Our plan is to continue this emphasis to further improve our presence in the electronic market places.

During fiscal 2014, we completed the upgrade of our MIS system to the latest capability and began investigation of a major upgrade to the Company's IT infrastructure, both hardware and software. During fiscal 2015, we determined the best course of action for an upgrade that is intended to keep us current for at least the next 5 to 10 years and began testing of a prototype system. Critical to the changeover is minimal disruption of capability during the changeover and so we are pretesting as much as possible and have programmed a staged changeover to avoid interruptions. The IT infrastructure changeover is expected to take place in the second quarter of fiscal 2016 which will enhance not only our internal operations but also offer better electronic presence to our customers.

Emissions testing products for gas caps and gas tanks were a major revenue contributor for the Company for a number of years as new state testing programs were implemented. Despite very few state programs being implemented in recent years, we continue to enjoy a base level of business for these products as replacements and as new stations join the various state programs. In 2013, the only competing manufacturer of gas cap testers announced that it was discontinuing the manufacture and service of their gas cap testers. Except for a short flurry of increased sales immediately after this announcement, our gas cap tester product sales have remained steady over the past number of years. In addition, we continue to sell small quantities of our gas tank tester to service stations in California.

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

Dependence on Single or Few Customers

Several aftermarket distribution companies and several equipment OEMs have become significant sources of revenue for the Company. Sales in fiscal 2015 to Bosch, a Tier 1 supplier to numerous OEMs, amounted to approximately $2,158,000 or 37% of the consolidated sales of the Company. In fiscal 2014 sales to Bosch amounted to approximately $2,768,000 or 44% of the consolidated sales of the Company. Sales in fiscal 2013 to Bosch amounted to approximately $2,304,000 or 36% of the consolidated sales of the Company. The Company does not have exclusive supply agreements or long-term contractual relationships with these large customers.

Backlog

The Company's order backlog as of September 30, 2015 totaled $648,000 as compared to $539,000 as of September 30, 2014 and $631,000 as of September 30, 2013. The increase in fiscal 2015 versus 2014 was due primarily to increased orders for automotive diagnostic products orders to OEM's of approximately $122,000. In addition, orders for indicators and gauges increased approximately $19,000, offset by a decrease of approximately $33,000 for non-emission aftermarket products. The decrease in fiscal 2014 versus 2013 was due to decreased orders for indicators and gauges of approximately $215,000. In addition, automotive diagnostic products orders to OEM's increased by approximately $102,000 and $24,000 for emission products, offset by a decrease of $3,000 for non-emission aftermarket products.

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

Research and Development Activities

The Company expensed as incurred product development costs of $1,015,414 in 2015, $965,975 in 2014 and $939,373 in 2013. These expenditures included engineering product support and development of manuals for both of the Company's business segments.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2015 was 83 full-time employees which represents a 5% decrease from 87 employees in fiscal 2014 and a 5% increase from 79 employees in fiscal 2013. The Company has no part-time employees. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2015, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $174,000 in 2015, $156,000 in 2014, and $148,000 in 2013. Shipments to Australia, Canada, England, Mexico and Taiwan make up the majority of export sales.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of December 28, 2015 the Company had facilities in the United States of America as shown below:

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation) currently pending in the United States District Court for the Northern District of Ohio. The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech International, LLC and Delphi Corporation. The suit against Systech International, LLC was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit. The current status is that all expert opinions and depositions have been filed with the court and a request for Summary Judgment by the defendant was denied. A trial date of June 13, 2016 has been set by the Court along with encouragement to both parties to negotiate a settlement prior to that date. We expect there will be some negotiations with the defendant prior to the court date and we are hopeful an amicable settlement can be reached. The Company is seeking damages estimated at approximately $299,000 for the gas cap testing patent infringement and approximately $3,148,000 for the evaporative emissions testing patent infringement with the possibility that damages could be increased by the Court due to a possible finding of intentional infringement on behalf of the defendants.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.*

The following is a list of the executive officers of the Company as of September 30, 2015. The executive officers are elected each year and serve at the pleasure of the Board of Directors. Mr. Robert Bauman was elected Chairman by the Board of Directors in July 1993 and served as chairman until May 2001. He has been President since 1991 and Chief Executive Officer since 1993. The Board of Directors elected Mr. Gregory Zoloty Vice President of Finance and Chief Financial Officer in May 2001. Mr. Zoloty was Vice President of Accounting and Chief Accounting Officer since 1994. He joined the Company in 1986. Mr. James Allen was elected Vice President of Manufacturing by the Board of Directors in March 2012. Mr. Allen was elected Vice President of Production Engineering in February 2009. He joined the Company in August 1979. Mr. George Hart was elected Vice President of Engineering by the Board of Directors in February 2004. He joined the Company in April 1985. Mr. Patrick Bauman was elected Vice President Sales and Marketing by the Board of Directors in March 2012. Mr. Patrick Bauman was elected Vice President Distribution Sales and Marketing by the Board of Directors in February 2010. Mr. Patrick Bauman is the son of Mr. Robert Bauman. He joined the Company in December 1995.
OFFICE	OFFICER	AGE

President and Chief Executive Officer	Robert L. Bauman	75

Vice President, Finance and Chief Financial Officer	Gregory M. Zoloty	63

Vice President, Manufacturing	James F. Allen	53

Vice President, Sales and Marketing	Patrick R. Bauman	45

Vice President, Engineering	George R. Hart	58

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2015 our Class A Common Shares were traded on the Over-The Counter Pink Sheets under the symbol HICKA.PK. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Pink Sheets) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Pink Sheet prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.
PRICES FOR THE YEARS ENDED:

September 30, 2015			September 30, 2014
	HIGH	LOW	HIGH	LOW
First Quarter	2.11	1.16	2.05	1.25
Second Quarter	1.96	1.22	2.62	1.50
Third Quarter	1.89	1.59	2.34	1.50
Fourth Quarter	1.60	0.75	2.28	1.41

b) HOLDERS

As of December 28, 2015, there were approximately 173 shareholders of record of the Company's outstanding Class A Common Shares and 5 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2015, 2014 and 2013 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30
	2015	2014	2013	2012	2011

	(In Thousands of Dollars, except per share amounts)

Net Sales	$5,853	$6,306	$6,466	$4,761	$5,069

Net Income (Loss)	$(122)	$8	$139	$(784)	$(673)

Working Capital	$2,797	$2,809	$2,442	$1,936	$2,447

Total Assets	$3,867	$3,700	$3,505	$3,206	$3,441

Long-term Debt	$540	$435	$-0-	$-0-	$250

Total Stockholders' Equity	$2,637	$2,759	$2,748	$2,318	$2,621

Net Income (Loss) Per Share	$(.07)	$.01	$.09	$(.57)	$(.54)

Dividends Declared

Per Share:

Class A	$-0-	$-0-	$-0-	$-0-	$-0-

Class B	$-0-	$-0-	$-0-	$-0-	$-0-

Stockholders' Equity

Per Share:	$1.61	$1.68	$1.68	1.52	$2.10

Return on Sales	(2.1%)	.1%	2.1%	(16.5%)	(13.3%)

Return on Assets	(3.23%)	.2%	4.1%	(23.6%)	(18.6%)

Return on Equity	(4.5%)	.3%	5.5%	(31.7%)	(22.8%)

Closing Stock Price	$1.00	$2.11	$2.04	$1.25	$1.80

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company has been focused on tools for automotive servicers for about 30 years. Initially, tools developed for OEM dealership technicians were essentially all the Company’s offerings and in the late 1990s over 80% of the Company’s automotive business was concentrated in tools for two OEM dealerships. In the late 1990s, the Company perceived a change in OEM policies that was of concern relative to future business expectations. In 1998, the Company acquired Waekon Industries, an automotive aftermarket business, that expanded the Company's sales channels and product offering in the aftermarket markets, and the Company began to emphasize diversification into these markets. In addition, the Company began to offer several of the tools developed for OEMs to the aftermarket. One in particular, the NGS scan tool for Ford vehicles, became extremely successful and represented a substantial part of aftermarket sales until recently. In 2008, Ford began offering their replacement for NGS to the aftermarket and the Company's NGS sales began to decline. Although other aftermarket tools developed by the Company were a growing revenue source, the decline in NGS sales resulted in a net decline in aftermarket sales.

As a outgrowth of the Waekon acquisition, the Company also developed several unique devices for use in vehicle emissions testing programs mandated by the Environmental Protection Agency and applied for patent protection. In the intervening years, the Company continued to receive large orders for OEM tools and the emissions testing products that caused aftermarket sales to remain less than 50% of total automotive product sales. In fiscal 2015, approximately 28% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 72% was from OEM and emissions customers. Aftermarket revenue increased to $1,287,000 in fiscal 2015 from approximately $1,051,000 in fiscal 2014 largely as a result of sales of the AutoWave product offset by the elimination of non-profitable products and declining NGS product sales. In fiscal 2014, approximately 22% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 78% was from OEM and emissions customers. The lower percentage in 2014 from aftermarket customers was contributed to by the elimination of non-profitable products, declining NGS product sales, and a large OEM order obtained and delivered in fiscal 2014. In fiscal 2013, approximately 26% or $1,199,000 of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 74% was from OEM and emissions customers.

During the past several years, the Company has eliminated a number of unprofitable aftermarket products, re-developed and re-introduced a number of older products, and introduced at least three new aftermarket products per year. In addition, the Company renewed its emphasis on OEMs as a revenue source, but focused on working with the Tier 1 suppliers. This focus on the Tier 1 suppliers has resulted in large orders in 2015, 2014, and 2013 and also a significant increase in smaller order business for other tools used by the OEM dealerships. Emissions products have largely become a replacement business that is sold through automotive aftermarket distribution channels, but there still may be occasional opportunities for larger orders as certain states expand emissions testing programs. The net result is that the automotive business distinction between aftermarket, OEM, and emissions has become less clear, but the Company’s expertise applies to each of these automotive markets. In 2015, automotive products were 78% of the Company’s revenue and management believes there is a significant opportunity for growth in these products.

The Company changed its strategy related to OEM customers during fiscal 2012. In the past, we had developed a product and modified it to a specific OEM’s requirements after interesting them in its value. Since 2012 the Company has cultivated relationships with two Tier I suppliers to most North American OEMs. We have achieved a preferred supplier status with both such suppliers and currently produce a number of products used by various OEMs. We have been able to grow this business approximately 160% in 2013 due to a large order for Breakout Box, and an additional 25% in 2014 due in large part to an order for an accessory to our AFIT tool delivered in 2008 that expands its capability to gasoline direct injection engines. OEM sales decreased 15% in 2015 because the large orders further expanding the AFIT tool's capability were not quite as large as the 2014 order. Repeat sales on previously supplied tools continued to increase somewhat. We are continuing to cultivate our relationship with an additional Tier 1 Tool Supplier to other OEMs. Our plan is to continue to target opportunities to develop and manufacture OEM tools with all Tier 1 suppliers.

The Company has offered products for government sponsored emissions testing programs for a number of years.  The Company also developed a product to test for leaks in vehicle evaporative systems (gas tanks). The Company has patents for both of these technologies and is currently involved in a lawsuit with a company that we believe infringed on our patents for these products. Sales of these products in prior years resulted in revenues that ranged from several hundred thousand dollars to over $6,900,000 in fiscal 2008. Most new emissions testing programs emphasize OBD II testing and the U.S. Environmental Protection Agency allows minimal credit for testing either gas caps or gas tanks on those vehicles. However, there is still a need for replacement products and equipment for new installations requiring cap or tank testing that provides a significant revenue source for the Company. In fiscal 2015, revenue for these products was approximately $584,000 compared to $615,000 in fiscal 2014. In early fiscal 2013, the only competitor for gas cap testing equipment for state programs announced it was leaving the business and significant 2013 emission sales resulted from sales of our products as replacements for theirs. Emissions sales in fiscal 2013 were $936,000. In 2014 and 2015, there were no similar “pipeline fill” sales. We expect the market for emission products to continue at the 2015 level for the foreseeable future.

Development efforts are divided between aftermarket and OEM projects. When OEM opportunities arise they require significant development resources and often slow development of aftermarket products for a period of time. We have been successful in striking a balance between the two competing demands and have been largely successful at satisfying the needs of both markets. One of the products introduced in September 2014 called AutoWave has been very successful and we have added an ignition accessory to enhance its attractiveness. In the spring of 2016 we will be introducing a two channel version of the product. We have also modified several of our automotive products and are in the process of introducing them to non-automotive service technicians in an effort to develop new markets for our expertise in diagnostic testing devices. Throughout the 2012 to 2015 period, we have introduced about 3 significant new products per year to the aftermarket and updated and re-introduced two of our older products.

During fiscal 2015, we delivered to an OEM dealer network several accessories for our AFIT tool that tests the fuel injection system on gasoline direct injection vehicles. That same OEM expressed an interest in a global tool to do the same job. We prepared a proposal for them using technology we believe that only Hickok possesses. Such interest continues, however other important programs have interfered with the evaluation. We are optimistic that the project will come to fruition in the near future, and we are also pursuing other OEMs with the technology since nearly every OEM are now using the GDI technology in new vehicles. In addition we have a number of proposals for products before several OEMs using our proprietary technologies that the Tier 1 supplier has told us are of interest to the OEM.  We continue to believe that there is a large opportunity for OEM business working with the Tier 1 suppliers that service essentially all North American vehicle manufacturers and there is substantial current activity in this product segment.

Sales and Marketing completely revamped the Company’s internet website that supports product sales in 2014. Since then, there have been major changes in how search engines determine the positioning of a website in their search results. The Company is in a continuing process of modifying our web pages to optimize our positioning in search engine results. We continue to expand our use of social media and videos to explain the benefits of our products. We have also expanded our use of e-mail advertising as a method of promoting our products. In short, the Internet has become a focus for how we sell to and service our customers. Our webstore has been operating for approximaetly a year and we recently expanded its offerings to include not only products that are reaching end of life but also current products that customers have difficulty getting through our distribution network. Our products are also sold by several Internet distributors such as Amazon and Ebay, and these distributors, have become significant outlets for our products. The Company plans to continue its emphasis on expansion of the use of electronic media in fiscal 2016.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment business can cause wide fluctuations in the Company's operating results, both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. For example, the first and second quarters of fiscal 2013 benefited from a large order with a Tier 1 supplier to an OEM. In fiscal 2014, the third and fourth quarters benefited from a large order for an OEM. In fiscal 2015, there were several orders for related products that, when added together, had a significant impact on results in the fourth quarter.

The Company’s indicator product revenue decreased 13% in fiscal 2015 and its percentage of total Company revenues decreased to 22% from 24% in fiscal 2014. The continued year to year decrease was primarily a result of decreased customer orders of government funded programs for the military. The Company’s indicator product revenue decreased 10% in fiscal 2014 compared to fiscal 2013 and its percentage of total Company revenues decreased to 24% from 26% in fiscal 2013. This year to year decrease was again primarily a result of decreased customer orders of government funded programs for the military. The percentage decreases were due to lower indicator sales and increased automotive sales due to large OEM orders. The Company anticipates indicator sales will continue at current levels in fiscal 2016 and into the foreseeable future unless the military sales improve. Management feels that resources dedicated to this segment are adequate at the present time.

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

Expense Control

Management continues to monitor its expense reduction initiatives implemented and revised from time to time. Management believes its strategy to improve revenue and profitability will continue to aid results in fiscal 2016. The Company currently has no plans to add resources in fiscal 2016 unless revenue opportunities warrant such an increase but did provide for compensation increases for all current employees in an amount of approximately 3% over fiscal 2015 rates.

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

Results of Operations

Sales for the fiscal year ended September 30, 2015 decreased to $5,852,924, a decrease of approximately 7% from fiscal 2014 sales of $6,305,836. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $470,000. Service sales in fiscal 2015 increased by approximately $17,000 to $244,706 compared to fiscal 2014 due to volume. Product sales were $5,608,218 in fiscal 2015 compared to $6,078,349 in fiscal 2014. The decrease in product sales occurred in both the indicator and gauge segment and the automotive diagnostic products segment. Within the automotive diagnostic products, OEM products sales decreased approximately $514,000 and emission products sales decreased approximately $31,000, offset by an increase in aftermarket products of approximately $236,000. Sales of indicator products decreased in fiscal 2015 by approximately $162,000 and was volume related due primarily to decreased military indicator movement orders. Both fiscal 2015 and 2014 benefited from a large order from a Tier 1 Supplier to a large OEM. The increase in service sales in fiscal 2015 was volume related and attributable to higher chargeable repair sales.

Sales for the fiscal year ended September 30, 2014 decreased to $6,305,836, a decrease of approximately 3% from fiscal 2013 sales of $6,466,172. This decrease in sales was volume-driven and attributable primarily to lower product sales of approximately $112,000. Service sales in fiscal 2014 decreased by approximately $48,000 to $227,487 compared to fiscal 2013 due to volume. Product sales were $6,078,349 in fiscal 2014 compared to $6,190,260 in fiscal 2013. The decrease in product sales occurred in the indicator and gauge segment. Within the automotive diagnostic products, OEM products sales increased approximately $504,000 offset by a decrease in emissions products and aftermarket products of approximately $321,000 and $148,000 respectively. Sales of indicator products decreased in fiscal 2014 by approximately $147,000 and was volume related due primarily to decreased military indicator movement orders. Both fiscal 2014 and 2013 benefited from a large order from a Tier 1 Supplier to a large OEM. In addition, fiscal 2013 benefited from increased gas cap tester sales of approximately $300,000 due to the exit from the market of our only competitor in gas cap testing testers. The reduction in service sales was volume related and attributable to lower repair sales.

Cost of products sold in fiscal 2015 was $3,017,837 or 53.8% of net product sales compared to $3,462,092 or 57.0% of net product sales in fiscal 2014. Cost of products sold during fiscal 2013 was $3,359,727 or 54.3% of net product sales. The dollar and percentage decrease in the cost of products sold to product sales between fiscal 2015 and 2014 was due primarily to product mix and cost specifics of the products sold. In addition, the lower sales volume of product sales contributed to the lower dollar amount of cost of product sold between fiscal 2015 and 2014. The dollar and percentage increase in the cost of products sold to product sales between fiscal 2014 and 2013 was due primarily to product mix and cost specifics of the products sold.

Cost of services sold in fiscal 2015 was $150,466 or 61.5% of net service sales compared to $149,068 or 65.5% respectively in fiscal 2014. Cost of services sold during fiscal 2013 was $138,307 or 50.1% of net service sales. The percentage decrease between fiscal 2015 and 2014 was due primarily to product specific technical issues of the chargeable repairs in fiscal 2015. The dollar and percentage increase between fiscal 2014 and 2013 was due primarily to product specific technical issues of the chargeable repairs in fiscal 2014.

Product development expenditures in fiscal 2015 were $1,015,414 or 18.1% of product sales compared to $965,975 or 15.9%, respectively, in fiscal 2014. Product development expenditures during fiscal 2013 were $939,373 or 15.2% of product sales. The percentage increase between fiscal 2015 and fiscal 2014 was due primarily to the decrease in sales volume during fiscal 2015. The dollar increase was primarily in labor costs and depreciation of approximately $55,000 and $4,000 respectively, offset in part by a decrease in research and experimental material of approximately $12,000. The percentage increase between fiscal 2014 and fiscal 2013 was due primarily to the decrease in sales volume during fiscal 2014. The dollar increase was primarily in labor costs and research and experimental material of approximately $19,000 and $9,000 respectively. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new diagnostic products for both the OEM and aftermarket customers.

Marketing and administrative expenses amounted to $1,798,960 which was 30.7% of net sales in fiscal 2015, $1,728,107 or 27.4% of net sales in fiscal 2014 and $1,812,598 or 28.0% of net sales in fiscal 2013. The percentage increase in fiscal 2015 compared to fiscal 2014 was due to the decrease in total net sales between fiscal 2015 and 2014. Marketing expenses were approximately $729,000 in fiscal 2015 compared to $712,000 a year ago. Within marketing expenses, decreases were primarily in royalty expense of $51,000, outside consulting of $6,000 and promotion expense of $6,000. The decreases were offset by an increase in advertising expense of $28,000, labor costs of $22,000, collection expense of $22,000, commissions of $3,000 and travel expense of $3,000. Administrative expenses were approximately $1,070,000 during the current fiscal year compared to $1,017,000 a year ago. The dollar increase was due primarily to increases in professional fees of $23,000, labor costs of $21,000, data processing of $12,000, repairs and maintenance costs of $4,000 and depreciation expense of $3,000. The increases were offset in part by decreases in rent machinery and equipment of $8,000 and travel expense of $2,000.

The dollar decrease in fiscal 2014 compared to fiscal 2013 was due to decreases in both marketing and administrative expenses. Marketing expenses were approximately $712,000 in fiscal 2014 compared to $761,000 in fiscal 2013. Within marketing expenses, decreases were primarily in commissions of $50,000, advertising of $14,000, promotion expense of $5,000, collection expense of $5,000 and outside consulting of $4,000. The decreases were offset in part by an increase in royalty expense of $15,000 and labor costs of $12,000. Administrative expenses were approximately $1,017,000 during the fiscal year 2014 compared to $1,052,000 in fiscal 2013. The dollar decrease was due primarily to decreases in professional fees of $19,000, rent machinery and equipment of $10,000, depreciation expense of $8,000, data processing fees of $4,000, travel expense of $3,000 and repairs and maintenance costs of $2,000. The decreases were offset in part by an increase in labor costs of $18,000.

Interest charges were $657 in fiscal 2015 compared with $6,592 in fiscal 2014 and $91,178 in fiscal 2013. The current year interest expense is primarily due to the recording of interest expense on the convertible note payable of approximately $644. Interest expense in fiscal 2014 was primarily due to the recording of interest expense on the short-term demand notes of approximately $6,364. The decrease in interest charges in fiscal 2014 compared to fiscal 2013 was due primarily to recording as non-cash interest expense the present value of warrants issued in December 2012 with no similar charges in fiscal 2014. The current convertible note payable with one of the Company's major shareholders, who is also an affiliate of two directors of the Company, is available through December 30, 2016.

Other income was $8,033 in fiscal 2015 compared with $14,374 in fiscal 2014 and $13,816 in fiscal 2013. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The decrease in fiscal 2015 compared to fiscal 2014 was due primarily to a decrease in the sale of scrap metal shavings of approximately $6,000. The increase in fiscal 2014 compared to fiscal 2013 was due primarily to to an increase in the sale of scrap metal shavings of approximately $5,000 offset by a decrease in interest income of approximately $4,000. The decrease in interest income in fiscal 2014 was due to a lower level of cash and cash equivalents available for investment. Currently, excess cash is invested in a money market account.

Income taxes in fiscal 2015 were $0 which includes an increase in the valuation allowance on deferred income taxes of $82,200. Income taxes in fiscal 2014 were $0 which includes an increase in the valuation allowance on deferred income taxes of $44,400. In fiscal 2013 income taxes were $0 which included a decrease in the valuation allowance on deferred income taxes of $114,400. It is anticipated that the effective tax rate in fiscal 2016 will be similar to fiscal 2015. The expiration of the Company's net operating loss and research and development credit carryforwards could occur before they can be used. The deferred tax benefits begin to expire in fiscal 2016.

The net loss in fiscal 2015 was $122,377, or $.07 per share as compared to the net income of $8,376, or $.01 per share in fiscal 2014. Net income in fiscal 2013 was $138,804, or $.09 per share. The decrease in net income in fiscal 2015 versus fiscal 2014 was primarily due to a lower sales volume and higher operating expenses. The decrease in net income in fiscal 2014 compared to fiscal 2013 was primarily due to a lower sales volume and lower product margins.

The Company has available a net operating loss carryforward of approximately $5,500,000 and research and development credit carryforwards of approximately $1,900,000 that begin to expire in fiscal 2016. The Company's entire deferred tax asset of $4,248,900 has been offset by a valuation allowance of $4,248,900. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $3,486,491 at September 30, 2015 were 5.1 times current liabilities and the total of cash and cash equivalents and receivables was 2.1 times current liabilities. These ratios compare to 6.6 and 3.1 respectively at the end of fiscal 2014. Cash and cash equivalents were $346,405 at September 30, 2015 and $390,327 at September 30, 2014. Total current assets increased by approximately $172,000 from the previous year end due primarily to an increase in inventory and prepaid expenses of approximately $212,000 and $74,000, respectively. The increases were offset by a decrease in cash and cash equivalents, and accounts receivable of approximately $44,000 and $70,000, respectively. The decrease in accounts receivable was due primarily to a decrease in the sales volume in the last quarter of the fiscal year 2015. Inventory increased due primarily to a decrease in the obsolescence reserve during the current year and the increase in prepaid expenses was due primarily to timing.

Working capital at September 30, 2015 was $2,796,806 as compared to $2,809,348 a year ago. The decrease of approximately $13,000 was due primarily to an increase in trade accounts payable and accrued payroll and related expenses of approximately $152,000 and $35,000, respectively offset in part by an increase in inventory and prepaid expenses of approximately $212,000 and $74,000, respectively. In addition, accounts receivable and cash and cash equivalents decreased by approximately $70,000 and $44,000, respectively. The decrease in accounts receivable was due primarily to a decrease in the sales volume in the last quarter of the fiscal year. The increase in inventory was due primarily to a decrease in the obsolescence reserve in the current year.

Internally generated funds in fiscal 2015 were $19,972 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $64,894 consisting of tooling, machinery and equipment for product manufacturing and IT infrastructure. The primary reason for the positive cash flow from operations was the non-cash depreciation, a decrease in accounts receivable, an increase in accounts payable, accrued payroll and related expenses and other accrued expenses of $68,686, $70,714, $152,204, $35,051 and $101,497, respectively. In addition, there were increases in inventory and prepaid expenses of $212,316 and $74,030, respectively. Internally generated funds in fiscal 2014 were a negative $606,811 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $141,714 consisting of tooling, machinery and equipment for product manufacturing and IT infrastructure. The primary reason for the negative cash flow from operations was the increase in accounts receivable and inventory of $535,952 and $124,381, respectively. Internally generated funds in fiscal 2013 were $685,922 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $14,443 consisting of tooling and machining equipment for product manufacturing. The primary reason for the positive cash flow from operations in fiscal 2013 was the net income of $138,805, non-cash interest expense, non-cash depreciation, a reduction in accounts receivable, inventory and prepaid expenses, of $91,000, $64,186, $64,530, $144,954 and $91,615 respectively. In addition, accrued expenses increased by $89,083. The Company anticipates approximately $110,000 of capital expenditures during fiscal 2016 primarily to complete the upgrade and replacement of the Company's IT infrastructure. The Company expects there will be internally generated funds in fiscal 2016 from operating activities in addition to probable available short-term or long-term financing, to provide adequate funding of the Company's working capital needs.

Whenever there may be a requirement to increase inventory in fiscal 2016, there will be a negative but temporary impact on liquidity. Management continues to tightly control expenses and will take actions as deemed necessary to maintain the necessary liquidity.

In December 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement which may provide up to approximately $467,000 of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at September 30, 2015 this balance is outstanding.

Discussions Regarding Potential Acquisition

The Company signed a Merger Agreement on January 8, 2016 with First Francis Company, Inc.("First Francis"), an entity affiliated with Edward F. Crawford and Matthew V. Crawford, directors of the Company, concerning a potential acquisition of Federal Hose Manufacturing LLC, a wholly owned subsidiary of First Francis ("Federal Hose"). The Merger Agreement provides that the Company will acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 of the Company’s Class A Common Shares; (ii) 303,750 of the Company’s Class B Common Shares; and (iii) $4,768,662 in certain promissory notes to be issued by the Company, which will bear interest at an annual rate of 4% payable quarterly, be subject to redemption over a mandatory 10-year amortization schedule and is required to be fully redeemed within six years of their issuance date.

Information concerning this proposed transaction constitutes forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. With respect to statements relating to this proposed transaction, such uncertainties include, among other things, the fact that any such transaction would be subject to a number of conditions precedent, including the receipt of third party consents, and the satisfaction of other customary conditions precedent. In addition, shareholder approval of the transactions contemplated by the Merger Agreement will be required, including with respect to the issuance of Class B Common Shares, which requires separate approval of the holders of a two-thirds majority of the Company's Class A Common Shares. We cannot assure you that the proposed transaction will be consummated or as to the timing thereof.

Business Condition and Uncertainties

Except for two of the past several years, the Company suffered recurring losses from operations due primarily to decreasing sales of existing product lines and a general economic downturn in all markets the Company serves. The resulting lower sales levels have impacted the Company's accounts receivable and cash balances. If this situation were to continue, it could prevent the Company from generating sufficient cash flow to sustain its operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's only debt subject to interest rate risk was various short-term demand notes with fixed interest rates. The Company has no outstanding balance on any demand notes at September 30, 2015. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2015 and 2014, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2015. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

January 8, 2016
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

ASSETS
	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$346,405	$390,327
Accounts receivable-less allowance for	1,101,554	1,172,268
doubtful accounts of $10,000 ($10,000, 2014)
Notes receivable-current	-	-
Inventories-less allowance for obsolete	1,926,513	1,714,197
inventory of $251,500 ($363,500, 2014)
Deferred income taxes-less valuation
allowance of $142,100 ($107,700, 2014)	-	-
Prepaid expenses	112,019	37,989

Total Current Assets	3,486,491	3,314,781

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,440,138	1,429,718
Machinery and equipment	2,348,554	2,516,380

	4,022,171	4,179,577
Less accumulated depreciation	3,646,937	3,800,551

	375,234	379,026

OTHER ASSETS:
Deferred income taxes-less valuation
allowance of $4,106,800 ($4,059,000, 2014)	-	-
Notes receivable-long-term	4,100	4,100
Deposits	750	1,750

	4,850	5,850

Total Assets	$3,866,575	$3,699,657

See accompanying summary of accounting policies and notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
	2015	2014

CURRENT LIABILITIES:
Convertible notes payable - related party	$-	$-
Accounts payable	297,761	$145,557
Accrued payroll and related expenses	167,770	132,719
Accrued expenses	183,390	178,815
Accrued taxes other than income	40,764	48,342

Total Current Liabilities	689,685	505,433

LONG-TERM LIABILITIES:
Convertible notes payable - related party	200,000	200,000
Accrued expenses	339,700	235,200

Total Long-term Liabilities	539,700	435,200

STOCKHOLDERS' EQUITY:
Common shares - no par value
Class A 10,000,000 shares authorized, 1,179,144
shares issued (2015 and 2014)	1,261,188	1,261,188
Class B 2,500,000 convertible shares authorized,
475,533 shares issued	474,866	474,866
Preferred 1,000,000 shares authorized,
no shares outstanding	-	-
Contributed capital	1,741,901	1,741,358
Treasury shares - 15,795 (2015 and 2014)
Class A shares and 667 (2015 and 2014)
Class B shares	(253,341)	(253,341)
Retained deficit	(587,424)	(465,047)

Total Stockholders' Equity	2,637,190	2,759,024

Total Liabilities and Stockholders' Equity	$3,866,575	$3,699,657

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2015	2014	2013

NET SALES:
Product sales	$5,608,218	$6,078,349	$6,190,260
Service sales	244,706	227,487	275,912

Total Net Sales	5,852,924	6,305,836	6,466,172

COSTS AND EXPENSES:
Cost of product sold	3,017,837	3,462,092	3,359,727
Cost of services sold	150,466	149,068	138,307
Product development	1,015,414	965,975	939,373
Marketing and administrative	1,798,960	1,728,107	1,812,598
expenses
Interest charges	657	6,592	91,178
Other income	(8,033)	(14,374)	(13,816)

Total Costs and Expenses	5,975,301	6,297,460	6,327,367

Income (Loss) before Provision for Income Taxes	(122,377)	8,376	138,805
Provision For Income Taxes:
Current	(82,200)	(44,400)	114,400
Deferred	82,200	44,400	(114,400)

	-	-	-

Net Income (Loss)	$(122,377)	$8,376	$138,805

NET Income (LOSS) PER COMMON SHARE - BASIC	$(.07)	$.01	$.09

NET Income (LOSS) PER COMMON SHARE - DILUTED	$(.07)	$.01	$.08

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,638,215	1,638,215	1,610,571

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013
		COMMON SHARES - NO PAR VALUE
	RETAINED DEFICIT	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at October 1, 2012	$(612,228)	$1,045,597	$474,866	$1,662,981	$(253,341)	$2,317,875

Fees for additional authorized Class A, Class B and Preferred shares	-	-	-	(21,925)	-	(21,925)

Conversion of convertible notes payable to Class A shares	-	208,591	-	-	-	208,591

Class A shares issued for professional services	-	7,000	-	-	-	7,000

Warrants issued for debt offering	-	-	-	91,000	-	91,000

Share-based compensation expense	-	-	-	6,465	-	6,465

Net Income	138,805	-	-	-	-	138,805

Balance at September 30, 2013	$(473,423)	$1,261,188	$474,866	$1,738,521	$(253,341)	$2,747,811

Share-based compensation expense	-	-	-	2,837	-	2,837

Net Income	8,376	-	-	-	-	8,376

Balance at September 30, 2014	$(465,047)	$1,261,188	$474,866	$1,741,358	$(253,341)	$2,759,024

Share-based compensation expense	-	-	-	543	-	543

Net Loss	(122,377)	-	-	-	-	(122,377)

Balance at September 30, 2015	$(587,424)	$1,261,188	$474,866	$1,741,901	$(253,341)	$2,637,190

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$5,923,638	$5,771,884	$6,530,702
Cash paid to suppliers and employees	(5,902,702)	(6,373,180)	(5,848,654)
Interest paid	(1,858)	(6,174)	-
Interest received	894	659	3,874

Net Cash Provided by (Used in) Operating Activities	19,972	(606,811)	685,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64,894)	(141,714)	(14,443)
Payments received on notes receivable	-	-	30,500
Decrease in deposits	1,000	-	-

Net Cash Provided by (Used in) Investing Activities	(63,894)	(141,714)	16,057

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	-	683,400	250,000
Payments on short-term borrowings	-	(683,400)	(250,000)
Proceeds from Convertible Notes Payable	-	200,000	-
Cost for additional authorized shares	-	-	(21,925)

Net Cash Provided by (Used in) Financing Activities	-	200,000	(21,925)

Increase (Decrease) in Cash and Cash Equivalents	(43,922)	(548,525)	680,054

Cash and Cash Equivalents at Beginning of Year	390,327	938,852	258,798

Cash and Cash Equivalents at End of Year	$346,405	$390,327	$938,852

See accompanying summary of accounting policies and notes to consolidated financial statements.

	2015	2014	2013

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income (Loss)	$(122,377)	$8,376	$138,805
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	68,686	62,195	64,186
Share-based compensation expense	543	2,837	6,465
Non-cash professional service expense	-	-	7,000
Warrants issued for debt offering	-	-	91,000
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	70,714	(533,952)	64,530
Decrease (Increase) in inventories	(212,316)	(124,381)	144,954
Decrease (Increase) in prepaid expenses	(74,030)	(5,647)	91,615
Increase (Decrease) in accounts payable	152,204	(28,679)	(4,599)
Increase (Decrease) in accrued payroll and related expenses	35,051	(9,800)	(7,117)
Increase (Decrease) in other accrued expenses and accrued taxes other than income and long-term liabilities	101,497	22,240	89,083

Total Adjustments	142,349	(615,187)	547,117

Net Cash Provided by (Used in) Operating Activities	$19,972	$(606,811)	$685,922

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of convertible notes payable to Class A shares	$-	$-	$208,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2015, 2014 AND 2013

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
Product Classes	2015	2014	2013

Automotive Test Equipment	77.8%	76.3%	74.4%
Indicating Instruments	22.2	23.7	25.6

Total	100.0%	100.0%	100.0%

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

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers. The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that “an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.” The update is effective for financial statement periods beginning after December 15, 2017, with early adoption prohibited. The Company has not determined the impact of this pronouncement on its financial statements and related disclosure.

Concentration of Credit Risk :
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 80% of outstanding receivables at September 30, 2015 (87% in 2014). Sales to one customer approximated $2,158,000 (2015), $2,768,000 (2014), $2,304,000 (2013), and accounts receivable to this customer amounted to approximately $741,000 (2015), and $731,000 (2014).

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

Revenue Recognition :
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2015.

Product Warranties :
The Company warrants certain products against defects for periods ranging primarily from 12 to 48 months. The amounts are immaterial during each of the three years in the period ending September 30, 2015.

Product Development Costs :
Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents :
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2015 and 2014 amounted to $346,405 and $390,327, respectively.

Accounts Receivable :
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories :
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of:

	2015	2014

Raw materials and component parts	$1,254,294	$1,066,672
Work-in-process	499,752	521,424
Finished products	172,467	126,101

	$1,926,513	$1,714,197

The reserve for inventory obsolescence was $251,500 and $363,500 at September 30, 2015 and 2014, respectively. The decrease was due to $64,955 charged off as obsolete and $47,045 of a reduction to the reserve which was recorded to income.

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

Depreciation amounted to $68,686 (2015), $62,195 (2014), and $64,186 (2013).

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

Advertising Costs :
Advertising costs are expensed as incurred and amounted to $22,764 (2015), $9,017 (2014) and $6,558 (2013).

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

3. NOTES RECEIVABLE

Notes receivable consists of an unsecured note receivable from a current employee which bears interest at 3% per annum. The notes receivable is classified as long-term.

4. CONVERTIBLE NOTES PAYABLE

On December 30, 2011, management entered into a Convertible Loan Agreement with Roundball, LLC. Over the past several years there have been several amendments to the original agreement.

On December 30, 2013, management entered into Amendment No. 2 of the Convertible Loan Agreement with Roundball which continued to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors modifying the terms and extending the due date of the loan agreement from December 30, 2013 to December 30, 2014 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.25%. Roundball is an affiliate of Steven Rosen and Matthew Crawford, Directors of the Company.

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of September 30, 2015, the outstanding balance on the Roundball convertible note was $200,000.

As part of the Convertible Loan Agreement between the Company and Roundball, LLC. the parties entered into a Warrant Agreement, dated  December 30, 2012, whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. If not exercised or amended, this warrant would have expired on December 30, 2015.

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2016. The fair value of the warrants issued was amortized over the one-year amended convertible loan agreement period. During fiscal year ended September 30, 2013, $45,500 was expensed as non-cash interest expense. The following weighted-average assumptions were used in the option pricing model for the fiscal year ended September 30, 2013: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

On December 31, 2014, management entered into Amendment No. 3 of the Convertible Loan Agreement with Roundball which continues to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors modifying the terms and extending the due date of the loan agreement from December 30, 2014 to December 30, 2015 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% of which $200,000 is outstanding at September 30, 2015.

On December 30, 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement with Roundball which continues to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% of which $200,000 is outstanding at September 30, 2015.

On December 30, 2015, management entered into Amendment No. 1 of the Warrant Agreement with Roundball. The amended Warrant Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the agreement from December 30, 2015 to December 30, 2016.

The Company recorded interest expense on the Roundball note of $644 for fiscal 2015, $228 for fiscal 2014, and $0 for fiscal 2013. As of September 30, 2015 $1,176 of interest was paid.

5. SHORT-TERM FINANCING
The Company had a credit agreement of $250,000 with Robert L. Bauman, one of its major shareholders who is also an employee of the Company. The agreement was to expire in April 2013 but was modified to extend the maturity date to December 2013, which has expired.

In partial consideration for the original extension of the revolving credit agreement the Company and Bauman entered into a Warrant Agreement, dated December 30, 2012 whereby the Company issued a warrant to Bauman to purchase, at his option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The warrant was not exercised, and expired on December 30, 2015.

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

During the fiscal year ended September 30, 2014, the Company entered into various short-term unsecured demand notes with Robert L. Bauman borrowing a total of $683,400 with interest at 4.0%. The Company recorded interest expense of $6,364 for fiscal 2014 and $75 for fiscal 2013. Interest of $265 and $6,174 was paid on the above notes as September 30, 2015 and September 30, 2014 respectively. The Company had no outstanding borrowings on the various short-term demand notes at September 30, 2015.

Selected details of short-term borrowings for fiscal 2015 and 2014 are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2015	$-	.00%
Average during 2015	$-	.00%
Maximum during 2015 (month end)	$-	.00%

Balance at September 30, 2014	$-	4.00%
Average during 2014	$151,133	4.00%
Maximum during 2014 (month end)	$683,400	4.00%

6. LEASES

Operating :
The Company leases a facility and certain equipment under operating leases expiring through September 2018.

The Company's minimum commitment under these operating leases is as follows:
2016	$5,980
2017	5,980
2018	4,485

Total	$16,445

Rental expense was $11,382 (2015), $10,521 (2014) and $10,444 (2013).

A facility held under a capital lease has a net book value of $0 at September 30, 2015. Future minimum lease payments which extend through 2061 are immaterial.

7. STOCK OPTIONS

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of September 30, 2015.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 6,000 shares of Class A Common Stock over a three-year period to members of the Board of Directors who were not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans became fully exercisable on March 8, 2015.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2015, 2014 and 2013 was $543, $2,837 and $6,465 respectively.

Transactions involving the Directors Plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2015	Price	2014	Price	2013	Price

Option Shares
Directors Plans:

Outstanding October 1,	22,000	$5.30	31,000	$5.57	42,000	$5.62

Granted	-	-	-	-	-	-

Canceled/expired	(16,000)	6.00	(9,000)	6.23	(11,000)	3.55

Exercised	-	-	-	-	-	-

Outstanding September 30, ($2.925 to $11.00 per share)	6,000	3.44	22,000	5.30	31,000	5.57
Exercisable September 30,	6,000	3.44	20,000	5.54	25,000	6.20

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at September 30, 2015.

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925	5,000	$2.925	6.3	5,000	$2.925
$6.00	1,000	$6.00	4.5	1,000	$6.00

	6,000	$3.44		6,000	$3.44

The Company accounts for Share-Based Payments under the modified prospective method for its stock options. Compensation cost for fixed based awards is measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Director's stock options under the expired Outside Directors Stock Option Plans are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three-year vesting period. During fiscal year ended September 30, 2015 and 2014, $543 and $2,837, respectively, was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $0 (2016). The following weighted-average assumptions were used in the option pricing model for 2015 and 2014: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

8. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (933,233 and 949,233 shares in 2015 and 2014, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants (see Notes 4, 5 and 7). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

9. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory federal income tax rate is as follows:
	2015	2014	2013

Income (Loss) Before Provision for Income Taxes	$(122,377)	$8,376	$138,805
Statutory rate	34%	34%	34%

	(41,608)	2,848	47,194

Permanent differences	900	1,200	1,200
Research and development credit - net	(48,500)	(46,300)	(44,900)
Valuation allowance	82,200	44,400	-
Other	7,008	(2,148)	(3,494)

	$-	$-	$-

Deferred tax assets (liabilities) consist of the following:

	2015	2014

Current:
Inventories	$81,500	$128,900
Bad debts	3,400	3,400
Accrued liabilities	70,600	(11,700)
Prepaid expense	(13,400)	(12,900)

	142,100	107,700
Valuation allowance	(142,100)	(107,700)

Total current deferred income taxes	-	-

Noncurrent:
Depreciation and amortization	46,700	45,100
Research and development and other credit carryforwards	1,980,200	1,903,800
Net operating loss carryforward	1,914,300	1,880,200
Contribution carryforward	-	8,900
Directors stock option plan	40,100	40,000
Acquisition costs	125,500	101,000
Accrued liabilities	-	80,000

	4,106,800	4,059,000
Valuation allowance	(4,106,800)	(4,059,000)

Total long-term deferred income taxes	-	-

Total	$-	$-

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has available a net operating loss carryforward of approximately $5,500,000, and a research and development credit carryforward of approximately $1,900,000. The net operating loss, and research and development credit will begin to expire in fiscal 2025 and 2016 respectively.

Management has recorded a valuation allowance on the entire balance of deferred tax assets due to the losses during the past several years, the current economic uncertainties, the negative effects of the recent economic crisis on all the Company's markets and concern that a more likely than not expiration of the Company's net operating loss, and research and development credit carryforwards could occur before they can be used. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change in the near term.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2015	2014	2013

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$(122,377)	$8,376	$138,805

Shares denominator	1,638,215	1,638,215	1,610,571

Per share amount	$(.07)	$.01	$.09

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215	1,610,571

Options available under convertible note	-	31,097	23,505

	1,638,215	1,669,312	1,634,076
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$(122,377)	$8,376	$138,805

Per share amount	$(.07)	$.01	$.08

Options and warrants to purchase 6,000 and 200,000 shares of common stock respectively during fiscal 2015 at prices ranging from $2.50 to $6.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

11. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2015, 2014 and 2013, the Company made matching contributions to the plan in the amount of $15,045, $16,979 and $16,003, respectively. The Company does not provide any other postretirement benefits to its employees.

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

Information by industry segment is set forth below:

Years Ended September 30,	2015	2014	2013

Net Sales
Indicators and Gauges	$1,298,901	$1,492,348	$1,657,725
Automotive Diagnostic Tools and Equipment	4,554,023	4,813,488	4,808,447

	$5,852,924	$6,305,836	$6,466,172

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$260,296	$312,692	$433,361
Automotive Diagnostic Tools and Equipment	679,720	704,427	834,630
General Corporate Expenses	(1,062,393)	(1,008,743)	(1,129,186)

	$(122,377)	$8,376	$138,805

Asset Information :

Years Ended September 30,	2015	2014

Identifiable Assets
Indicators and Gauges	$729,520	$685,198
Automotive Diagnostic Tools and Equipment	2,292,737	2,199,779
Corporate	844,318	814,680

	$3,866,575	$3,699,657

Geographical Information :
Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2015	2014	2013

Revenue:
United States of America	$5,678,888	$6,149,883	$6,317,722
Australia	20,043	64,744	23,481
Canada	75,612	58,983	77,239
England	21,822	6,938	5,244
Mexico	26,902	25,288	16,640
Taiwan	29,657	-	25,846

	$5,852,924	$6,305,836	$6,466,172

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

14. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2015 through the date the financial statements were submitted to the Securities and Exchange Commission, and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

On December 30, 2015, management entered into an amended Convertible Loan Agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% per annum of which $200,000 is outstanding at September 30, 2015.

On December 30, 2015, management entered into Amendment No. 1 of the Warrant Agreement with Roundball. The amended Warrant Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the agreement from December 30, 2015 to December 30, 2016.

On January 8, 2016, the Company entered into an Agreement and Plan of Merger (Agreement) with First Francis Company Inc. (First Francis), the shareholders of First Francis, Federal Hose Manufacturing LLC (Federal Hose), a wholly owned subsidiary of First Francis, and Federal Hose Merger Sub, Inc. (Merger Sub), a wholly owned subsidiary of the Company. The Merger Sub will be merged with and into Federal Hose, with Federal Hose surviving the merger on the terms and conditions set forth in the Agreement.

The consideration to be delivered to First Francis upon the closing of the merger shall be (i) the issuance by the Company to First Francis of 911,250 shares of the Company's Class A common capital stock, without par value, (ii) the issuance by the Company to First Francis of 303,750 shares of the Company's Class B common capital stock, without par value, and (iii) the issuance by the Company to First Francis of promissory notes in the original principal amounts of $2,768,662 and $2,000,000 (subject to adjustment as set forth in the Agreement), to be in the forms set forth in the Agreement, with such notes secured by a security interest in all of the Company's, Federal Hose's and Supreme Electronics' assets under the terms of a Security Agreement.

The Agreement may be terminated by mutual consent at any time prior to the closing, or if all conditions of the Agreement have not been satisfied by July 1, 2016.

Before the closing of the merger, the shareholders of the Company must approve the transactions contemplated by the Agreement.

In addition, the Company's legal firm handling the patent infringement case discussed in Note 13 to the Company's financial statements has provided a letter indicating the firm will not seek to be paid by the Company prior to February 1, 2017, unbilled legal fees in excess of $50,000 unless the Lawsuit is settled prior to February 1, 2017. The unbilled legal fees of $50,000 are recorded on the balance sheet as current accrued expenses and the remainder is recorded as long-term accrued expenses.

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

In addition, on December 30, 2015, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2016. The Company had previously borrowed $200,000 and it is outstanding at September 30, 2015.
On December 30, 2015, management entered into Amendment No. 1 of the Warrant Agreement with Roundball. The amended Warrant Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the agreement from December 30, 2015 to December 30, 2016.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the cash generated from various large orders from a Tier 1 Supplier during the current fiscal year should provide the Company with the needed working capital for the next twelve months.

16. QUARTERLY DATA (UNAUDITED)
	First	Second	Third	Fourth

Net Sales
2015	$1,162,218	$1,091,182	$1,804,614	$1,794,910
2014	1,050,242	1,116,467	2,130,412	2,008,715
2013	1,738,903	1,964,338	1,339,931	1,423,000

Gross Profit
2015	362,105	381,991	807,794	1,132,731
2014	360,838	428,031	1,124,914	780,893
2013	812,501	856,177	572,192	727,268

Net Income (Loss)
2015	(270,656)	(276,663)	109,631	315,311
2014	(320,287)	(297,655)	386,911	239,407
2013	143,804	119,431	(133,777)	9,347

Net Income (Loss) per Common Share

Basic
2015	(.17)	(.17)	.07	.19
2014	(.20)	(.18)	.24	.15
2013	.09	.08	(.08)	.01

Diluted
2015	(.17)	(.17)	.07	.19
2014	(.20)	(.18)	.23	.14
2013	.09	.07	(.08)	.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2015, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

January 12, 2016

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2016, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on, 2016, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of September 30, 2015 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)

________________________________________________________________________________

Equity compensation plans approved by security holders	6,000	$3.44	150,000

Equity compensation plans not approved by security holders	-	-	-

Total	6,000		150,000

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

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2016, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2016, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2016, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

HICKOK INCORPORATED By: /s/ Robert L. Bauman Robert L. Bauman President and Chief Executive Officer Date: January 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 12th day of January, 2016:

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman
Brian E. Powers

/s/ Robert L. Bauman	President and Chief Executive Officer
Robert L. Bauman	(Principal Executive Officer)

/s/ Gregory M. Zoloty	Vice President and Chief Financial
Gregory M. Zoloty	Officer
(Principal Financial and Accounting Officer)

/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX
EXHIBIT NO.:	DOCUMENT

3(a)	Amended Articles of Incorporation. (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).

3(b)	Amended and Restated Code of Regulations. (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).

10(a)	Convertible Promissory Note, dated April 9, 2014, issued by the Company to Roundball in the principal amount of $100,000.00 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 2, 2014).

10(b)	Convertible Promissory Note, dated May 2, 2014, issued by the Company to Roundball in the principal amount of $100,000.00 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 2, 2014).

10(c)	Hickok Incorporated 2010 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2010 annual meeting of shareholders as filed with the Commission on January 26, 2010).**

10(d)	Hickok Incorporated 2013 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2013 annual meeting of shareholders as filed with the Commission on January 28, 2013).**

10(e)	Convertible Loan Agreement, dated December 30, 2011, among the Company, the Investors, and solely with respect to Section 3 thereof, Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(f)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to Roundball in the principal amount of $466,879.87 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012).

10(g)	Convertible Promissory Note, dated December 30, 2011, issued by the Company to the Aplin Trust in the principal amount of $208,591.20 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(h)	Registration Rights Agreement, dated December 30, 2011, among the Company and the Investors (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012).

10(i)	Voting Agreement, dated December 30, 2011, among the Company, the Investors and the Class B Shareholders of the Company (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(j)	Subscription Agreement, dated December 30, 2011, between the Company and Roundball (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012) effective through December 30, 2012.

10(k)	Form of Employment Agreement (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 5, 2012).**

10(l)	Warrant Agreement, dated December 30, 2012, by and between the Company and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(m)	Amendment No. 1 to Convertible Loan Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2013.

10(n)	Warrant Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(o)	Amendment No. 2 to Convertible Loan Agreement, dated December 30, 2013, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 1, 2014) effective through December 30, 2014.

10(p)	Amendment No. 3 to Convertible Loan Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015) effective through December 30, 2015.

10(q)	Amendment No. 1 to Registration Rights Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015).

10(r)	Amendment No. 4 to Convertible Loan Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015 effective through December 30, 2016.

10(s)	Amendment No. 1 to Warrant Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015) effective through December 30, 2016.

11	Computation of Net Income Per Common Share.

14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation
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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2015 and 2014, and for each of the years in the three-year period ended September 30, 2015, and have issued our report thereon dated January 8, 2016; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
Certified Public Accountants

January 8, 2016
Cleveland, Ohio

                                               HICKOK INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      Col. A                         Col. B                   Col. C                  Col. D          Col. E
-----------------------             ----------   -------------------------------    ---------     ------------

                                                           Additions
                                                 -------------------------------

                                    Balance at     Charged to        Charged to                        Balance
                                    Beginning      Costs and           Other                           at End
    Description                     of Period      Expenses          Accounts        Deductions       of Period
-----------------------------       ----------    ------------     ------------      -----------     ------------
Deducted from Asset Accounts:

                                                  Year Ended September 30, 2013
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $    2,049 (1)    $      - (2)     $   2,049 (3)     $   10,000

 Reserve for inventory obsolescence  $  851,000    $   60,107        $      -         $ 118,107 (4)     $  793,000

 Reserve for product warranty        $      451    $    8,690        $      -         $   9,052         $       89

 Valuation allowance deferred taxes  $4,236,700    $        -        $      -         $ 114,400         $4,122,300

                                                  Year Ended September 30, 2014
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $  (4,446) (1)    $      - (2)     $ (4,446) (3)     $   10,000

 Reserve for inventory obsolescence  $  793,000    $(113,603) (5)    $      -         $ 315,897 (4)     $  363,500

 Reserve for product warranty        $       89    $   10,275        $      -         $  10,335         $        9

 Valuation allowance deferred taxes  $4,122,300    $   44,400        $      -         $       -         $4,166,700

                                                Year Ended September 30, 2015
                                                  ------------------------------

 Reserve for doubtful accounts       $   10,000    $  (3,255) (1)    $      - (2)     $ (3,255) (3)     $   10,000

 Reserve for inventory obsolescence  $  363,500    $ (47,045) (5)    $      -         $  64,955 (4)     $  251,500

 Reserve for product warranty        $        9    $   12,555        $      -         $  12,564         $        -

 Valuation allowance deferred taxes  $4,166,700    $   82,200        $      -         $       -         $4,248,900

(1) Classified as bad debt expense.

(2) Recoveries on accounts charged off in prior years.

(3) Accounts charged off during year as uncollectible.

(4) Inventory charged off during the year as obsolete.

(5) Reduction in inventory obsolescence reserve.