Form 10-Q
period 2015-12-31
HICKOK INC
filed 2016-02-16
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 9, 2016:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended December 31,
	2015	2014
Net Sales
Product Sales	$1,307,166	$1,100,314
Service Sales	69,706	61,904

Total Net Sales	1,376,872	1,162,218

Costs and Expenses
Cost of Product Sold	693,035	759,510
Cost of Service Sold	47,486	40,603
Product Development	246,773	235,938
Marketing and Administrative Expenses	438,225	399,399
Interest Charges	174	128
Other Income	(1,632)	(2,704)

Total Costs and Expenses	1,424,061	1,432,874

Income (Loss) before Provision for Income Taxes	(47,189)	(270,656)

Provision for (Recovery of) Income Taxes	-	-

Net Income (Loss)	$(47,189)	$(270,656)

Earnings per Common Share:
Net Income (Loss)	$(.03)	$(.17)

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$(.03)	$(.17)

Dividends per Common Share	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
 CONSOLIDATED BALANCE SHEET
	December 31, 2015 (Unaudited)	September 30, 2015 (Note)	December 31, 2014 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$752,798	$346,405	$683,826
Trade Accounts Receivable-Net	441,720	1,101,554	486,258
Notes Receivable-Current	-	-	-
Inventories	1,920,842	1,926,513	1,684,526
Prepaid Expenses	100,563	112,019	113,667

Total Current Assets	3,215,923	3,486,491	2,968,277

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,440,138	1,440,138	1,429,718
Machinery and Equipment	2,350,738	2,348,554	2,525,972

	4,024,355	4,022,171	4,189,169

Less: Allowance for Depreciation	3,678,437	3,646,937	3,816,931

Total Property - Net	345,918	375,234	372,238

Other Assets
Notes Receivable-Long-term	4,100	4,100	4,100
Deposits	750	750	1,750

Total Other Assets	4,850	4,850	5,850

Total Assets	$3,566,691	$3,866,575	$3,346,365

Note: Amounts derived from audited financial statements previously filed with the
Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	December 31, 2015 (Unaudited)	September 30, 2015 (Note)	December 31, 2014 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Convertible Notes Payable-related party	$200,000	$-	$200,000
Trade Accounts Payable	192,211	297,761	165,798
Accrued Payroll & Related Expenses	138,420	167,770	105,926
Accrued Expenses	60,725	183,390	94,882
Accrued Taxes Other Than Income	45,634	40,764	55,648
Accrued Income Taxes	-	-	-

Total Current Liabilities	636,990	689,685	622,254

Long-Term Liabilities
Convertible Notes Payable-related party	-	200,000	-
Accrued Expenses	339,700	339,700	235,200

Total Long-Term Liabilities	339,700	539,700	235,200

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2015 and December 31, 2014)excluding 15,795 shares in treasury	1,261,188	1,261,188	1,261,188

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (474,866 at September 30, 2015 and December 31, 2014)excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,488,560	1,488,560	1,488,560

Retained Earnings (Deficit)	(634,613)	(587,424)	(735,703)

Total Stockholders' Equity	2,590,001	2,637,190	2,488,911

Total Liabilities and Stockholders' Equity	$3,566,691	$3,866,575	$3,346,365

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2015	2014

Cash Flows from Operating Activities:
Cash received from customers	$2,036,706	$1,848,228
Cash paid to suppliers and employees	(1,628,380)	(1,545,549)
Interest paid	-	-
Interest received	251	412

Net Cash Provided By (Used In) Operating Activities	408,577	303,091

Cash Flows from Investing Activities:
Capital expenditures	(2,184)	(9,592)

Net Cash Provided By (Used In) Investing Activities	(2,184)	(9,592)

Net increase (decrease) in cash and cash equivalents	406,393	293,499

Cash and cash equivalents at beginning of year	346,405	390,327

Cash and cash equivalents at end of first quarter	$752,798	$683,826

See Notes to Consolidated Financial Statements

	2015	2014

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(47,189)	$(270,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,500	16,380
Share-based compensation expense	-	543
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	659,834	686,010
Decrease (Increase) in inventories	5,671	29,671
Decrease (Increase) in prepaid expenses	11,456	(75,678)
Increase (Decrease) in accounts payable	(105,550)	20,241
Increase (Decrease) in accrued payroll and related expenses	(29,350)	(26,793)
Increase (Decrease) in accrued expenses and accrued taxes other than income and long-term liabilities	(117,795)	(76,627)

Total Adjustments	455,766	573,747

Net Cash Provided By (Used In) Operating Activities	$408,577	$303,091

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2015

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2015.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	December 31, 2015	September 30, 2015	December 31, 2014

Components	$1,284,865	$1,254,294	$1,049,254
Work-in-Process	454,969	499,752	501,125
Finished Product	181,008	172,467	134,147

	$1,920,842	$1,926,513	$1,684,526

The above amounts are net of reserve for obsolete inventory in the amount of $254,500, $251,500 and $365,564 for the periods ended December 31, 2015, September 30, 2015 and December 31, 2014 respectively.

3. Notes Receivable

The Company has a note receivable with a current employee at an interest rate of three percent per annum. The Company does not anticipate repayment within the next twelve months.

4. Convertible Notes Payable

On December 30, 2011, management entered into a Convertible Loan Agreement with Roundball LLC. Over the past several years there have been several amendments to the original agreement.

On December 30, 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement with Roundball which continues to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% of which $200,000 is outstanding at December 31, 2015.

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of December 31, 2015, the outstanding balance on the Roundball convertible note was $200,000.

As part of the Convertible Loan Agreement between the Company and Roundball LLC. the parties entered into a Warrant Agreement, dated  December 30, 2012, whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. If not exercised or amended, this warrant would have expired on December 30, 2015.

On December 30, 2015, management entered into Amendment No. 1 of the Warrant Agreement with Roundball. The amended Warrant Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the agreement from December 30, 2015 to December 30, 2016.

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2016. The fair value of the warrants issued was amortized over the one-year amended convertible loan agreement period. The following weighted-average assumptions were used in the option pricing model: a risk free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

The Company recorded interest expense on the Roundball note of $174 for the quarter ended December 31, 2015.

5. Warrant Agreement

In addition to the Warrant Agreement disclosed in Note 4. the Company and Robert L. Bauman entered into a Warrant Agreement, dated December 30, 2012 whereby the Company issued a warrant to Bauman to purchase, at his option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The warrant was not exercised, and expired on December 30, 2015.

6. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Unissued shares of Class A common stock (833,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of December 31, 2015.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 6,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. Options for 6,000 Class A shares were outstanding at December 31, 2015 (6,000 shares at September 30, 2015 and 22,000 shares at December 31, 2014) at prices ranging from $2.925 to $11.00 per share. All outstanding options under the Directors Plans became fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at December 31, 2015:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - $5.25	5,000	$2.925	6.1	5,000	$2.925
$6.00 - $7.25	1,000	$6.00	4.3	1,000	$6.00
$10.50 - $11.00	-	-	-	-	-

	6,000	$3.44		6,000	$3.44

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options were immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the quarter ended December 31, 2014, $543 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three month period ended December 31, 2014: a risk free interest rate of 5.0%; an expected life of 10 years; an expected dividend yield of 0.0%; and a volatility factor of ..87.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15") requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.

8. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

	Three Months ended December 31,
	2015	2014
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(47,189)	$(270,656)

Shares denominator	1,638,215	1,638,215

Per share amount	$(.03)	$(.17)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215
Stock options	-*	-*

	1,638,215	1,638,215

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(47,189)	$(270,656)

Per share amount	$(.03)	$(.17)

* Net effect of stock options, warrants, and Convertible Note were antidilutive for the period.

Options and warrants to purchase 6,000 and 100,000 shares of common stock respectively during the first quarter of fiscal 2016 at prices ranging from $2.50 to $6.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

In addition, conversion rights to purchase 252,367 shares of common stock at a price of $1.85 per share were not included in the computation of diluted earnings per share during the first quarter of fiscal 2016 and 2015 because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended December 31,
	2015	2014
Net Sales
Indicators and Gauges	$242,123	$245,669
Automotive Diagnostic Tools and Equipment	1,134,749	916,549

	$1,376,872	$1,162,218

Income (Loss) before Provision for Income Taxes
Indicators and Gauges	$31,074	$2,493
Automotive Diagnostic Tools and Equipment	171,233	(31,388)
General Corporate Expenses	(249,496)	(241,761)

	$(47,189)	$(270,656)

Asset Information
Indicators and Gauges	$706,460	$704,441
Automotive Diagnostic Tools and Equipment	1,652,603	1,462,089
Corporate	1,207,628	1,179,835

	$3,566,691	$3,346,365

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,329,619	$1,127,459
Australia	38,353	8,125
Canada	8,900	19,658
Mexico	-	6,976
Other foreign countries	-	-

	$1,376,872	$1,162,218

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

11. Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2015 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

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

In addition, on December 30, 2015, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2016. The Company had previously borrowed $200,000 and it is outstanding at December 31, 2015.

On December 30, 2015, management entered into Amendment No. 1 of the Warrant Agreement with Roundball. The amended Warrant Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the agreement from December 30, 2015 to December 30, 2016.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the cash generated from the completion of the large orders from a Tier 1 Supplier during the prior fiscal year should provide the Company with the needed working capital for the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, First Quarter (October 1, 2015 through December 31, 2015)
Fiscal 2016 Compared to First Quarter Fiscal 2015
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1)indicators and gauges and 2)automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $242,123 and $245,669 for the first quarter of fiscal 2016 and fiscal 2015, respectively. The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,134,749 and $916,549 for the first quarter of fiscal 2016 and fiscal 2015, respectively.

Results of Operations

Product sales for the quarter ended December 31, 2015 were $1,307,166 versus $1,100,314 for the quarter ended December 31, 2014. The increase in product sales during the current quarter of approximately $207,000 was volume related due primarily to increased sales of automotive diagnostic testing products to OEM's and aftermarket of approximately $179,000 and $68,000 respectively, offset by a decrease in sales of indicator products and emissions testing products of approximately $17,000 and $23,000 respectively. Product sales are expected to decrease slightly during the remainder of fiscal 2016.

Service sales for the quarter ended December 31, 2015 were $69,706 versus $61,904 for the quarter ended December 31, 2014. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue at current levels for the balance of the fiscal year.

Cost of product sold in the first quarter of fiscal 2016 was $693,035 (53.0% of product sales) as compared to $759,510 (69.0% of product sales) in the first quarter of fiscal 2015. The dollar and percentage decrease in the cost of product sold was due primarily to increased plant utilization, a change in product mix and a volume increase in product sales during the current quarter. The current cost of product sold percentage is expected to increase slightly for the remainder of the year due to a change in product mix.

Cost of service sold in the first quarter of fiscal 2016 was $47,486 (68.1% of service sales) as compared to $40,603 (65.6% of service sales) in the first quarter of fiscal 2015. The dollar increase was due primarily to a higher sales volume of chargeable repairs in the current quarter. The percentage increase was due primarily to product specifics of chargeable repairs. The current cost of services sold percentage is expected to continue for the balance of the fiscal year.

Product development expenses were $246,773 in the first quarter of fiscal 2016 (18.9% of product sales) as compared to $235,938 (21.4% of product sales) in the first quarter of fiscal 2015. The percentage decrease was due primarily to higher product sales during the current quarter. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $438,225 (31.8% of total net sales) in the first quarter of fiscal 2016 versus $399,399 (34.3% of total net sales) for the same period a year ago. The percentage decrease was due primarily to the higher level of total sales for the current quarter. Marketing expenses were approximately $187,000 in the first quarter of fiscal 2016 versus $155,000 for the same period a year ago. Within marketing expenses, royalty expense, advertising expense, wages, credit and collection expense and travel expense increased by approximately $17,000, $10,000, $4,000, $3,000 and $1,000 respectively. Commission expense and promotion expense decreased by approximately $3,000 and $2,000 respectively. Administrative expenses were approximately $251,000 in the first quarter of fiscal 2016 versus $244,000 for the same period a year ago. Within administrative expenses, depreciation expense and wages increased approximately $7,000 and $3,000 respectively. The increases were offset primarily by a decrease in data processing expenses of approximately $4,000. The current level of marketing and administrative expenses are expected to increase moderately for the balance of the fiscal year due to anticipated additional professional regarding the probable acquisition. See Discussions Regarding Potential Acquisition section below.

Interest expense was $174 in the first quarter of fiscal 2016 which compares with $128 in the first quarter of fiscal 2015. The increase in interest charges in the current quarter compared to a year ago was due to recording interest expense on the outstanding balance of the convertible notes payable. The current level of interest expense is anticipated to continue for the remainder of the fiscal year.

Other income was $1,632 in the first quarter of fiscal 2016 which compares with $2,704 in the first quarter of fiscal 2015. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease was due primarily to a decrease in the sale of scrap metal shavings.

Income taxes in the first quarter of fiscal 2016 was $0 which compares with income taxes of $0 in the first quarter of fiscal 2015. In the first quarter of fiscal 2016 and 2015 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

The net loss in the first quarter of fiscal 2016 was $47,189 which compares with a net loss of $270,656 in the first quarter of fiscal 2015. The lower net loss in fiscal 2016 was due primarily to the higher sales volume.

Unshipped customer orders as of December 31, 2015 were $644,000 versus $469,000 at December 31, 2014. The $175,000 increase was due primarily to increased orders for automotive diagnostic products to OEM's and aftermarket products including emissions products of approximately $171,000 and $47,000 respectively. In addition, orders for indicators, and parts and service decreased by approximately $26,000 and $17,000 respectively. The Company anticipates that most of the current backlog will be shipped in fiscal 2016.

Liquidity and Capital Resources

Total current assets were $3,215,923, $3,486,491 and $2,968,277 at December 31, 2015, September 30, 2015 and December 31, 2014, respectively. The increase of approximately $248,000 from December to December is due primarily to the increase in cash and cash equivalents and inventories of approximately $70,000 and $236,000 respectively, offset by a decrease in accounts receivable and prepaid expenses of approximately $45,000 and $13,000 respectively. The increase in cash and cash equivalents combined with the decrease in accounts receivable was due to the completion of the large order obtained in June 2015 for an OEM supplier. The decrease from September 30, 2015 to December 31, 2015 of approximately $271,000 is due primarily to the decrease in accounts receivable, prepaid expenses and inventory of approximately $660,000, $11,000 and $6,000 respectively, offset by an increase in cash and cash equivalents of approximately $406,000. The decrease in cash and accounts receivable was due primarily to the collection of accounts receivable from the large order completed during the fourth quarter of fiscal 2015.

Working capital as of December 31, 2015 amounted to $2,578,933 as compared with $2,346,023 a year earlier. Current assets were 5.0 times current liabilities and total cash and cash equivalents and receivables were 1.9 times current liabilities. These ratios compare to 4.8 and 1.9, respectively, at December 31, 2014.

Internally generated funds during the three months ended December 31, 2015 were a positive $408,577 and were adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $2,184. The primary reason for the positive cash flow from operations was the decrease of accounts receivable, offset in part by a decrease in accounts payable, accrued expenses of $106,000, $118,000 respectively and the net loss during the current quarter of $47,189. The Company does anticipate additional capital expenditures during fiscal 2016 of approximately $140,000 primarily to complete the upgrade and replacement of the Company's IT infrastructure, and the management information computer system. The Company believes that cash and cash equivalents together with funds anticipated to be generated by operations in addition to available short-term or long-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the three months ended December 31, 2015 decreased by $47,189 which was the net loss during the period.

Whenever there may be a requirement to increase inventory in fiscal 2016, there will be a negative but temporary impact on liquidity. Management continues to tightly control expenses and will take actions as deemed necessary to manage its working capital.

In December 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement which may provide up to approximately $467,000 of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at December 31, 2015 this balance is outstanding.
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

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's funds available from the convertible note were the only debt subject to interest rate risk during the current quarter. The Company currently has available under the convertible note agreement a credit facility subject to a nominal fixed rate of interest. As a result, the Company believes that the market risk related to interest rate movements is minimal. The Company had $200,000 of outstanding borrowings under this credit facility at December 31, 2015.

Item 4. Controls and Procedures.

As of December 31, 2015, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There has been no material developments in this legal proceeding since the filing of Form 10-K for fiscal 2015. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: February 16, 2016	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: February 16, 2016	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer