Form 10-Q
period 2016-03-31
HICKOK INC
filed 2016-05-16
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 9, 2016:  1,163,349 Hickok Incorporated Class A Common Shares and 474,866 Class B Common Shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Three months ended March 31,	Six months ended March 31,

	2016	2015	2016	2015
Net Sales
Product Sales	$984,241	$1,038,783	$2,291,407	$2,139,097
Service Sales	62,383	52,399	132,089	114,303

Total Net Sales	1,046,624	1,091,182	2,423,496	2,253,400

Costs and Expenses
Cost of Product Sold	642,312	673,846	1,335,347	1,433,356
Cost of Service Sold	52,232	35,345	99,718	75,948
Product Development	272,710	260,507	519,483	496,445
Marketing and Administrative Expenses	542,910	400,570	981,135	799,969
Interest Charges	3,162	171	3,336	299
Other Income	(2,258)	(2,594)	(3,890)	(5,298)

Total Costs and Expenses	1,511,068	1,367,845	2,935,129	2,800,719

Income (Loss) before Provision for Income Taxes	(464,444)	(276,663)	(511,633)	(547,319)

Provision for (Recovery of) Income Taxes	-	-	-	-

Net Income (Loss)	$(464,444)	$(276,663)	$(511,633)	$(547,319)

Earnings per Common Share:
Net Income (Loss)	$(.28)	$(.17)	$(.31)	$(.33)

Earnings per Common Share Assuming Dilution:
Net Income (Loss)	$(.28)	$(.17)	$(.31)	$(.33)

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET
	March 31, 2016 (Unaudited)	September 30, 2015 (Note)	March 31, 2015 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$381,843	$346,405	$282,401
Trade Accounts Receivable-Net	397,971	1,101,554	593,265
Notes Receivable - Current	-	-	-
Inventories	1,975,372	1,926,513	1,778,854
Prepaid Expenses	73,040	112,019	68,203

Total Current Assets	2,828,226	3,486,491	2,722,723

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,440,138	1,440,138	1,429,718
Machinery and Equipment	2,596,376	2,348,554	2,541,835

	4,269,993	4,022,171	4,205,032

Less: Allowance for Depreciation	3,709,937	3,646,937	3,833,311

Total Property - Net	560,056	375,234	371,721

Other Assets
Notes Receivable - Long-term	4,100	4,100	4,100
Deposits	750	750	1,750

Total Other Assets	4,850	4,850	5,850

Total Assets	$3,393,132	$3,866,575	$3,100,294

Note: Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission

See Notes to Consolidated Financial Statements

	March 31, 2016 (Unaudited)	September 30, 2015 (Note)	March 31, 2015 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Convertible Notes Payable - related party	$200,000	$-	$200,000
Leases Payable	54,627	-	-
Trade Accounts Payable	260,749	297,761	206,049
Accrued Payroll & Related Expenses	77,626	167,770	141,637
Accrued Expenses	500,890	183,390	310,968
Accrued Taxes Other Than Income	10,275	40,764	29,392
Accrued Income Taxes	-	-	-

Total Current Liabilities	1,104,167	689,685	888,046

Long-Term Liabilities
Convertible Notes Payable - related party	-	200,000	-
Leases Payable	163,408	-	-
Accrued Expenses	-	339,700	-

Total Long-term Liabilities	163,408	539,700	-

Stockholders' Equity
Class A, no par value; authorized 10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2015 and March 31, 2015) excluding 15,795 shares in treasury	1,261,188	1,261,188	1,261,188

Class B, no par value; authorized 2,500,000 shares; 474,866 shares outstanding (474,866 shares outstanding at September 30, 2015 and March 31, 2015) excluding 667 shares in treasury	474,866	474,866	474,866

Preferred, no par value; authorized 1,000,000 shares; no shares outstanding	-	-	-

Contributed Capital	1,488,560	1,488,560	1,488,560

Retained Earnings (Deficit)	(1,099,057)	(587,424)	(1,012,366)

Total Stockholders' Equity	2,125,557	2,637,190	2,212,248

Total Liabilities and Stockholders' Equity	$3,393,132	$3,866,575	$3,100,294

HICKOK INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)
	2016	2015

Cash Flows from Operating Activities:
Cash received from customers	$3,127,079	$2,832,403
Cash paid to suppliers and employees	(3,059,419)	(2,915,519)
Interest paid	(2,991)	-
Interest received	556	645
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	65,225	(82,471)

Cash Flows from Investing Activities:
Capital expenditures	(247,822)	(25,455)

Net Cash Provided By (Used In) Investing Activities	(247,822)	(25,455)

Cash Flows from Financing Activities:
Lease payable borrowing	233,115	-
Payments on lease payable borrowing	(15,080)	-

Net cash Provided By (Used In) Financing Activities	218,035	-

Net increase (decrease) in cash and cash equivalents	35,438	(107,926)

Cash and cash equivalents at beginning of year	346,405	390,327

Cash and cash equivalents at end of second quarter	$381,843	$282,401

See Notes to Consolidated Financial Statements

	2016	2015

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(511,633)	$(547,319)
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	63,000	32,760
Share-based compensation expense	-	543
Deferred income taxes	-	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	703,583	579,003
Decrease (Increase) in inventories	(48,859)	(64,657)
Decrease (Increase) in prepaid expenses	38,979	(30,214)
Increase (Decrease) in accounts payable	(37,012)	60,492
Increase (Decrease) in accrued payroll and related expenses	(90,144)	8,918
Increase (Decrease) in accrued expenses and accrued taxes other than income	(52,689)	(121,997)

Total Adjustments	576,858	464,848

Net Cash Provided By (Used In) Operating Activities	$65,225	$(82,471)

Supplemental Schedule of Non-Cash Activity:
Assets acquired by capital lease	$233,115	$-

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2015.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	March 31, 2016	September 30, 2015	March 31, 2015

Components	$1,238,650	$1,254,294	$1,140,410
Work-in-Process	594,481	499,752	508,069
Finished Product	142,241	172,467	130,375

	$1,975,372	$1,926,513	$1,778,854

The above amounts are net of reserve for obsolete inventory in the amount of $219,292, $251,500 and $368,564 for the periods ended March 31, 2016, September 30, 2015 and March 31, 2015 respectively.

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

On December 30, 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement with Roundball which continues to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% of which $200,000 is outstanding at March 31, 2016.

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of March 31, 2016, the outstanding balance on the Roundball convertible note was $200,000.

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

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2016. The fair value of the warrants issued was amortized over the one-year amended convertible loan agreement period. The following weighted-average assumptions were used in the option pricing model: a risk free interest rate of 0.42%; an expected life of 1 year; an expected dividend yield of 0.0%; and a volatility factor of .84.

The Company recorded interest expense on the Roundball note of $171 and $345 for the three months and six month periods ended March 31, 2016 respectively.

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

6. Capital Leases
	Current Portion 2016	Total March 31, 2016	Total March 31, 2015
Capital lease obligation on MIS computer equipment and software, payable in monthly installments of $2,059 including interest at approximately 1.04% per annum through December, 2017.	$24,710	$39,124	$-

Capital lease obligation on IT computer equipment and software, payable in monthly installments of $3,888 including interest at approximately 9.83% per annum, through February, 2021.	29,917	178,911	-

	$54,627	218,035	-

Less current portion		54,627	-

		$163,408	$-

The cost of fixed assets related to the capital leases is $233,115 which approximates book value at March 31, 2016.

7. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Unissued shares of Class A common stock (832,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of March 31, 2016.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 5,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. Options for 5,000 Class A shares were outstanding at March 31, 2016 (6,000 shares at September 30, 2015 and 20,000 shares at March 31, 2015) at prices ranging from $2.925 to $11.00 per share. Options for 1,000 shares expired during the three month period ended March 31, 2016 at $2.925 per share. In addition, options for 2,000 shares expired during the three month period ended March 31, 2015 at $6.45 per share. All outstanding options under the expired Directors Plans became fully exercisable on March 8, 2015.

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at March 31, 2016:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	4,000	$2.925	5.8	4,000	$2.925
$6.00 - 7.25	1,000	$6.00	4.0	1,000	$6.00
$10.50 - $11.00	-	-	-	-	-

	5,000	$3.54		5,000	$3.54

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the six month periods ended March 31, 2016 and 2015 respectively $0 and $0; $0 and $543 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and six month periods ended March 31, 2016 and 2015 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

8. Recently Issued Accounting Pronouncements

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

In March 2016, the Financial Accounting Standards Board (FASB) issued a new standard that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows.  The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur.  The new standard is effective for us beginning October 1, 2017, with early adoption permitted.  This new standard is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet.  Most prominent among the amendments  is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The new standard will be effective for us beginning October 1, 2019, with early adoption permitted.  We are evaluating the impact this standard will have to our financial statements.

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

9. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:
Three Months Ended March 31,	Six Months Ended March 31,

	2016	2015	2016	2015
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(464,444)	$(276,663)	$(511,633)	$(547,319)

Shares denominator	1,638,215	1,638,215	1,638,215	1,638,215

Per share amount	$(.28)	$(.17)	$(.31)	$(.33)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215	1,638,215	1,638,215
Stock options	-*	-*	-*	-*

	1,638,215	1,638,215	1,638,215	1,638,215

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(464,444)	$(276,663)	$(511,633)	$(547,319)

Per share amount	$(.28)	$(.17)	$(.31)	$(.33)

* Net effect of stock options and warrants were antidilutive for the period.

Options and warrants to purchase 5,000 and 100,000 shares of common stock respectively during the second quarter and the first six months of fiscal 2016 at prices ranging from $2.50 to $11.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 252,367 shares of common stock during the second quarter and the first six months of fiscal 2016 at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:
Three Months Ended March 31,	Six Months Ended March 31,

	2016	2015	2016	2015
Net Sales
Indicators and Gauges	$271,937	$355,267	$514,060	$600,936
Automotive Diagnostic Tools and Equipment	774,687	735,915	1,909,436	1,652,464

	$1,046,624	$1,091,182	$2,423,496	$2,253,400

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$32,162	$62,103	$63,236	$64,596
Automotive Diagnostic Tools and Equipment	(134,105)	(91,159)	37,128	(122,547)
General Corporate Expenses	(362,501)	(247,607)	(611,997)	(489,368)

	$(464,444)	$(276,663)	$(511,633)	$(547,319)

Asset Information
Indicators and Gauges			$754,134	$794,095
Automotive Diagnostic Tools and Equipment			1,613,917	1,575,734
Corporate			1,025,081	730,465

			$3,393,132	$3,100,294

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:

Revenue:
United States	$1,015,090	$1,068,123	$2,344,709	$2,195,582
Australia	588	3,675	38,941	11,800
Canada	5,798	15,896	14,698	35,554
England	20,260	-	20,260	-
Mexico	4,360	3,488	4,360	10,464
Other foreign countries	528	-	528	-

	$1,046,624	$1,091,182	$2,423,496	$2,253,400

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

12. Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2016 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

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

Before the closing of the merger, the shareholders of the Company must approve the transactions contemplated by the Agreement at the Special Shareholders meeting to be held on June 22, 2016.

13. Business Condition and Management Plan

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

In addition, on December 30, 2015, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2016. The Company had previously borrowed $200,000 and it is outstanding at March 31, 2016.

On December 30, 2015, management entered into Amendment No. 1 of the Warrant Agreement with Roundball. The amended Warrant Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the agreement from December 30, 2015 to December 30, 2016.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place and the cash generated from the completion of the large orders from a Tier 1 Supplier during the prior fiscal year, and other additional short-term or long-term financing is expected to provide the Company with the needed working capital for the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Second Quarter (January 1, 2016 through March 31, 2016)
Fiscal 2016 Compared to Second Quarter Fiscal 2015
-----------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $271,937 and $355,267 for the second quarter of fiscal 2016 and fiscal 2015, respectively and $514,060 and $600,936 for the first six months of fiscal 2016 and fiscal 2015, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $774,687 and $735,915 for the second quarter of fiscal 2016 and fiscal 2015, respectively, and $1,909,436 and $1,652,464 for the first six months of fiscal 2016 and fiscal 2015, respectively.

Results of Operations

Product sales for the quarter ended March 31, 2016 were $984,241 versus $1,038,783 for the quarter ended March 31, 2015. The decrease in product sales during the current quarter of approximately $55,000 was volume related due primarily to decreased sales of indicator products and aftermarket products of approximately $94,000 and $132,000, respectively, offset by increased sales of automotive diagnostic testing products to OEM's and emission products of $135,000 and $36,000 respectively. Product sales are expected to increase significantly during the remainder of fiscal 2016 due in part to the large orders received in February, new product introductions and to anticipated improvement in other markets the Company serves.

Service sales for the quarter ended March 31, 2016 were $62,382 versus $52,399 for the quarter ended March 31, 2015. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold in the second quarter of fiscal 2016 was $642,312 (65.3% of product sales) as compared to $673,846 (64.9% of product sales) in the second quarter of fiscal 2015. The percentage increase in the cost of product sold was due primarily to a change in product mix. The current cost of product sold percentage is expected to decrease significantly for the balance of the fiscal year due to both increased plant utilization and a change in product mix.

Cost of service sold in the second quarter of fiscal 2016 was $52,232 (83.7% of service sales) as compared to $35,345 (64.9% of service sales) in the second quarter of fiscal 2015. The dollar and percentage increase was due primarily to a higher service sales volume and product specifics of chargeable repairs in the current quarter. The current cost of services sold percentage is anticipated to decrease for the balance of the fiscal year.

Product development expenses were $272,710 in the second quarter of fiscal 2016 (27.7% of product sales) as compared to $260,507 (25.1% of product sales) in the second quarter of fiscal 2015. The percentage increase was due primarily to lower product sales during the current quarter. The dollar increase was due primarily to an increase in labor costs, telephone expense and depreciation of approximately $6,000, $5,000 and 2,000 respectively offset in part by a decrease in travel expense of approximately $1,000. The current level of product development expenses is expected to continue for the balance of the fiscal year. The Company believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $542,910 (51.9% of total sales) in the second quarter of 2016 versus $400,570 (36.7% of total sales) for the same period a year ago. Marketing expenses were approximately $181,000 in the second quarter of fiscal 2016 versus $151,000 for the same period a year ago. Within marketing expenses, advertising expense, commission expense, labor costs, promotion expense, credit and collection expense, telephone expense, and royalty expense increased by approximately $8,000, $6,000, $5,000, $3,000, $3,000, $3,000 and $3,000 respectively. Administrative expenses were approximately $362,000 in the second quarter of fiscal 2016 versus $250,000 for the same period a year ago. Within administrative expenses professional fees, depreciation, data processing expenses, and repairs and maintenance machinery and equipment increased by approximately $100,000, $7,000, $6,000 and $1,000 respectively. The increases were offset primarily by a decrease in labor costs of approximately $2,000. The current level of marketing and administrative expenses are expected to decrease slightly for the remainder of the fiscal year unless professional fees beyond management's expectations are incurred related to the potential acquisition. See Discussions Regarding Potential Acquisition section below.

Interest expense was $3,162 in the second quarter of fiscal 2016 which compares to $171 in the second quarter of fiscal 2015. The increase in interest charges in the current quarter compared to a year ago was due to recording interest expense on the lease payable borrowing and the convertible note payable during the current year second quarter. The prior year interest was recorded on the convertible note payable only. The current level of interest expense is expected to increase significantly for the remainder of the fiscal year due to the lease payable borrowing payments to be made during the balance of the year.

Other income was $2,259 in the second quarter of fiscal 2016 which compares with $2,594 in the second quarter of fiscal 2015. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease was due primarily to a lower level of scrap metal sales during the current quarter.

Income taxes in the second quarter of fiscal 2016 were $0 which compares with income taxes of $0 in the second quarter of fiscal 2015. In the second quarter of fiscal 2016 recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. In the second quarter of fiscal 2015 income taxes were recorded at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss in the second quarter of fiscal 2016 was $464,444 which compares with a net loss of $276,663 in the second quarter of fiscal 2015. The net loss in fiscal 2016 and 2015 was primarily the result of low sales volume.

Unshipped customer orders as of March 31, 2016 were $900,000 versus $1,232,000 at March 31, 2015. The decrease was due primarily to decreased orders for diagnostic products to automotive OEM's and aftermarket products of approximately $347,000 and $39,000 respectively. In addition, orders for emissions products and indicator products increased by approximately $52,000 and $2,000 respectively. The Company anticipates that most of the current backlog will be shipped in the last half of fiscal 2016. The current order backlog includes substantially smaller orders for diagnostic products to automotive OEM's while the prior year order backlog benefited from larger automotive diagnostic product orders to OEM's.

Results of Operations, Six Months Ended March 31, 2016
Compared to Six Months Ended March 31, 2015

Product sales for the six months ended March 31, 2016 were $2,291,407 versus $2,139,097 for the same period in fiscal 2015. The increase in product sales during the first six months of the current fiscal year was volume related due primarily to increased sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to OEM's of approximately $314,000 and emission products of approximately $13,000. Sales of automotive diagnostic testing products to the aftermarket decreased by approximately $64,000. In addition, sales of indicator products decreased by approximately $111,000. Management anticipates product sales for the third and fourth quarter will increase significantly due to the large orders received in February, new product introductions and to anticipated improvement in other markets the Company serves.

Service sales for the six months ended March 31, 2016 were $132,089 compared with $114,303 for the same period in fiscal 2015. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue for the balance of the fiscal year.

Cost of product sold was $1,335,347 or (58.3% of product sales) compared to $1,433,356 (67.0% of product sales) for the six months ended March 31, 2015. The dollar and percentage decrease in the cost of product sold was due primarily to higher plant utilization and a change in product mix during the current six month period. The current cost of product sold percentage is expected to decrease significantly for the balance of the fiscal year due to both increased plant utilization and an improved product mix.

Cost of service sold was $99,718 (75.5% of service sales) compared with $75,948 (66.4% of service sales) for the six months ended March 31, 2015. The dollar and percentage increase was due primarily to lower plant utilization and product specifics of chargeable repairs. The cost of services sold percentage is expected to decrease slightly for the balance of the fiscal year.

Product development expenses were $519,483 (22.7% of product sales) compared to $496,445 (23.2% of product sales) for the six months ended March 31, 2015. The percentage decrease was due primarily to higher product sales during the current six months of fiscal 2016. The dollar increase was due primarily to an increase in labor costs, telephone expense and depreciation of approximately $15,000, $7,000 and $5,000 respectively, offset in part by a decrease in travel expense, and research and experimental material of approximately $3,000 and $1,000 respectively. The current level of product development expenses is expected to continue for the balance of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $981,135 for the six months ended March 31, 2016 (40.5% of total sales) versus $799,969 (35.5% of total sales) for the six months ended March 31, 2015. The percentage and dollar increase was due primarily to the higher level of expenses for the current six months of fiscal 2016. Marketing expenses were approximately $368,000 during the first six months of the current fiscal year as compared to $306,000 for the same period a year ago. Within marketing expenses, increases were primarily in royalties, advertising expenses, labor costs, credit and collection expense, telephone expense, commission expense, travel expenses and promotion expenses of approximately $20,000, $18,000, $9,000, $6,000, $3,000, $3,000, $2,000 and $1,000 respectively. Administrative expenses were approximately $613,000 during the first six months of the current fiscal year as compared to $494,000 for the same period a year ago. The dollar increase was due primarily to increases in professional fees, depreciation, telephone expense, data processing expenses and labor costs of approximately $100,000, $13,000, $2,000, $1,000 and $1,000 respectively. The current level of marketing and administrative expenses are expected to decrease slightly for the remainder of the fiscal year unless professional fees beyond management's expectations are incurred related to the potential acquisition. See Discussions Regarding Potential Acquisition section below.

Interest expense was $3,336 for the six months ended March 31, 2016, and $299 for the same period in 2015. The interest charges in the current six month period were due to recording interest expense on the lease payable borrowing and the convertible note payable. The prior year interest was recorded on the convertible note payable only. The current level of interest expense is expected to increase significantly for the remainder of the fiscal year due to the lease payable borrowing payments to be made during the balance of the year.

Other income of $3,890 for the six months ended March 31, 2016 compares with other income of $5,298 in the same period last year. Other income consists primarily of interest income on cash and cash equivalents invested and the proceeds from the sale of scrap metal shavings. The decrease is due primarily to a lower level of scrap metal sales of approximately $1,400 during the current year six month period. The current level of other income is expected to continue for the remainder of fiscal 2016.

Income taxes during the first six months of fiscal 2016 were $0 which compares with income taxes of $0 in the first six months of fiscal 2015. In the first six months of fiscal 2016 recovery of income taxes was calculated at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0. In the first six months of fiscal 2015 income taxes were recorded at an effective tax rate of 37% offset by an increase in the valuation allowance netting to $0.

The net loss for the six months ended March 31, 2016 was $511,633 compared with a net loss of $547,319 for the six months ended March 31, 2015. The net loss for the first half of fiscal 2016 and 2015 was primarily the result of a low sales volume.

Liquidity and Capital Resources

Total current assets were $2,828,226, $3,486,491 and $2,722,723 at March 31, 2016, September 30, 2015 and March 31, 2015, respectively. The increase of approximately $106,000 from March to March was due primarily to the increase in cash and cash equivalents, inventory and prepaid expenses of approximately $99,000, $197,000 and $5,000 respectively, offset by a decrease in accounts receivable of approximately $195,000. The increase in cash and cash equivalents, and inventory was due primarily to the increase in the sales volume during the period. The decrease in accounts receivable was due to the collection orders shipped in the third and fourth quarter of fiscal 2015. The decrease from September to March of approximately $658,000 was due primarily to the decrease in accounts receivable and prepaid expenses of approximately $704,000 and $39,000 respectively, offset in part by an increase in inventory and cash and cash equivalents of approximately $49,000 and $35,000 respectively. The decrease in accounts receivable was due primarily to the collection of sales during the period. The increase in inventory was due to the purchase of inventory for OEM orders to be shipped in the third quarter of fiscal 2016.

Working capital as of March 31, 2016 amounted to $1,724,059 as compared with $1,834,677 a year earlier. Current assets were 2.6 times current liabilities compared to 3.1 a year ago. The quick ratio was .7 compared to 1.0 a year ago.

Internally generated funds during the six months ended March 31, 2016 were $65,225 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $247,822. The primary reason for the cash flow from operations was the decrease in accounts receivable and prepaid expenses of approximately $703,583 and $38,979, offset in part by the net loss during the period of $511,633 and an increase in inventory, a decrease in accounts payable and accrued expenses of $48,859, $37,012 and $142,833 respectively. The Company does anticipate additional capital expenditures during fiscal 2016 of approximately $50,000 primarily to complete the upgrade and replacement of the Company's IT infrastructure. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to available short-term or long-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the six months ended March 31, 2016 decreased by $511,633 which was the net loss during the period.

Whenever there may be a requirement to increase inventory in fiscal 2016, there will be a negative but temporary impact on liquidity. Management continues to tightly control expenses and will take actions as deemed necessary to manage its working capital.

In December 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement which may provide up to approximately $467,000 of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at March 31, 2016 this balance is outstanding.
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

Information concerning this proposed transaction constitutes forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. With respect to statements relating to this proposed transaction, such uncertainties include, among other things, the fact that any such transaction would be subject to a number of conditions precedent, including the receipt of third party consents, and the satisfaction of other customary conditions precedent. In addition, shareholder approval of the transactions contemplated by the Merger Agreement will be required, including with respect to the issuance of Class B Common Shares, which requires separate approval of the holders of a two-thirds majority of the Company's Class A Common Shares. We cannot assure you that the proposed transaction will be consummated or as to the timing thereof. Before the closing of the merger, the shareholders of the Company must approve the transactions contemplated by the Agreement at the Special Shareholders meeting to be held on June 22, 2016.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's funds available from the convertible note and leases payable were the only debt subject to interest rates during the current quarter. The Company currently has available under the convertible note agreement a credit facility subject to a nominal fixed rate of interest and the leases payable are at fixed rates. As a result, the Company believes that the market risk related to interest rate movements is minimal. The Company had $200,000 of outstanding borrowings under this credit facility at March 31, 2016. In addition, the Company had $218,035 of outstanding borrowing under the leases at March 31, 2016.

Item 4. Controls and Procedures.

As of March 31, 2016, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There have been several legal developments in this legal proceeding since the filing of Form 10-K for fiscal 2015 including the scheduling of a jury trial date of June 13, 2016 however it is still difficult to access the status of the proceedings or probable outcomes. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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

HICKOK INCORPORATED (Registrant)

Date: May 13, 2016	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: May 13, 2016	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer