Form 10-Q
period 2016-06-30
HICKOK INC
filed 2016-08-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 8, 2016:  2,074,599 Hickok Incorporated Class A Common Shares and 778,616 Class B Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HICKOK INCORPORATED
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three months ended June 30,	Nine months ended June 30,
	2016	2015	2016	2015
Net Sales
Product Sales	$1,479,543	$1,746,940	$3,770,950	$3,886,037
Service Sales	50,701	57,674	182,790	171,977

Total Net Sales	1,530,244	1,804,614	3,953,740	4,058,014

Costs and Expenses
Cost of Product Sold	746,161	961,912	2,081,508	2,395,268
Cost of Service Sold	23,269	34,908	122,987	110,856
Product Development	258,406	245,794	777,889	742,239
Marketing and Administrative Expenses	507,326	453,903	1,488,461	1,253,872
Interest Charges	4,843	171	8,179	470
Other (Income) Expense	(1,666)	(1,705)	(5,556)	(7,003)

Total Costs and Expenses	1,538,339	1,694,983	4,473,468	4,495,702

Income (Loss) before Provision for Income Taxes	(8,095)	109,631	(519,728)	(437,688)
Income (Recovery of) Taxes	-	-	-	-

Net Income (Loss)	$(8,095)	$109,631	$(519,728)	$(437,688)

Earnings per Common Share:
Net Income (Loss)	$(.01)	$.07	$(.32)	$(.27)

Earnings per Common Share
Assuming Dilution:
Net Income (Loss)	$(.01)	$.07	$(.32)	$(.27)

Dividends per Common Share	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

See Notes to Consolidated Financial Statements

HICKOK INCORPORATED
CONSOLIDATED BALANCE SHEET

	June 30, 2016 (Unaudited)	September 30, 2015 (Note)	June 30, 2015 (Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$256,051	$346,405	$364,649
Trade Accounts Receivable - Net	793,935	1,101,554	752,677
Notes Receivable - Current	-	-	-
Inventories	1,948,674	1,926,513	1,681,100
Prepaid Expenses	53,163	112,019	70,549

Total Current Assets	3,051,823	3,486,491	2,868,975

Property, Plant and Equipment
Land	233,479	233,479	233,479
Buildings	1,440,138	1,440,138	1,429,718
Machinery and Equipment	2,608,104	2,348,554	2,567,635

	4,281,721	4,022,171	4,230,832

Less: Allowance for Depreciation	3,741,437	3,646,937	3,849,691

Total Property - Net	540,284	375,234	381,141

Other Assets
Notes Receivable - Long-term	4,100	4,100	4,100
Deposits	750	750	1,750

Total Other Assets	4,850	4,850	5,850

Total Assets	$3,596,957	$3,866,575	$3,255,966

Note:  Amounts derived from audited financial statements previously filed with the Securities and Exchange Commission.

See Notes to Consolidated Financial Statements

	June 30, 2016 (Unaudited)	September 30, ____2015___ (Note)	June 30, 2015 (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term Financing-related party	$250,000	$-	$-
Convertible Notes Payable-related party	200,000	-	200,000
Lease Payable	54,627	-	-
Trade Accounts Payable	190,718	297,761	173,103
Accrued Payroll & Related Expenses	132,707	167,770	149,335
Accrued Expenses	472,268	183,390	374,204
Accrued Taxes Other Than Income	27,211	40,764	37,445
Accrued Income Taxes	-	-	-

Total Current Liabilities	1,327,531	689,685	934,087

Long-Term Liabilities
Convertible Notes Payable-related party	-	200,000	-
Lease Payable	151,964	-	-
Accrued expenses	-	339,700	-

Total Long-Term Liabilities	151,964	539,700	-

Stockholders' Equity
Class A, no par value; authorized	1,261,188	1,261,188	1,261,188
10,000,000 shares; 1,163,349 shares outstanding (1,163,349 shares outstanding at September 30, 2015 and June 30, 2015) excluding 15,795 shares in treasury

Class B, no par value; authorized	474,866	474,866	474,866
2,500,000 shares; 474,866 shares outstanding (474,866 shares outstanding at September 30, 2015 and June 30, 2015) excluding 667 shares in treasury

Preferred, no par value; authorized
1,000,000 shares; no shares outstanding	-	-	-
Contributed Capital	1,488,560	1,488,560	1,488,560
Retained Earnings (Deficit)	(1,107,152)	(587,424)	(902,735)

Total Stockholders' Equity	2,117,462	2,637,190	2,321,879

Total Liabilities and Stockholders' Equity	$3,596,957	$3,866,575	$3,255,966

HICKOK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2016	2015

Cash Flows from Operating Activities:
Cash received from customers	$4,261,359	$4,477,605
Cash paid to suppliers and employees	(4,542,057)	(4,452,731)
Interest paid	(7,329)	-
Interest received	632	703
Income taxes (paid) refunded	-	-

Net Cash Provided By (Used In) Operating Activities	(287,395)	25,577

Cash Flows from Investing Activities:
Capital expenditures	(26,435)	(51,255)

Net Cash Provided By (Used In) Investing Activities	(26,435)	(51,255)

Cash Flows from Financing Activities:
Short-term borrowing-related party	250,000	-
Payments on lease payable borrowing	(26,524)	-

Net Cash Provided By (Used In) Financing Activities	223,476	-

Net increase (decrease) in cash and cash equivalents	(90,354)	(25,678)

Cash and cash equivalents at beginning of year	346,405	390,327

Cash and cash equivalents at end of third quarter	$256,051	$364,649

See Notes to Consolidated Financial Statements

	2016	2015

Reconciliation of Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:

Net Income (Loss)	$(519,728)	$(437,688)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation	94,500	49,140
Non-cash share-based compensation expense	-	543
Changes in assets and liabilities:
Decrease (Increase) in trade accounts receivable	307,619	419,591
Decrease (Increase) in inventories	(22,161)	33,097
Decrease (Increase) in prepaid expenses	58,856	(32,560)
Increase (Decrease) in accounts payable	(107,043)	27,546
Increase (Decrease) in accrued payroll and related expenses	(35,063)	16,616
Increase (Decrease) in accrued expenses and accrued taxes other than income	(64,375)	(50,708)

Total Adjustments	232,333	463,265

Net Cash Provided By (Used In) Operating Activities	$(287,395)	$25,577

Supplemental Schedule of Non-Cash Activity:
Assets acquired by capital lease	$233,115	$-

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2015.

2. Inventories

Inventories are valued at the lower of cost or market and consist of the following:

	June 30, 2016	Sept. 30, 2015	June 30, 2015

Components	$1,269,567	$1,254,294	$1,059,014
Work-in-Process	525,835	499,752	475,436
Finished Product	153,272	172,467	146,650

	$1,948,674	$1,926,513	$1,681,100

The above amounts are net of reserve for obsolete inventory in the amount of $199,987, $251,500 and $371,564 for the periods ended June 30, 2016, September 30, 2015 and June 30, 2015 respectively.

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

On December 30, 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement with Roundball which continues to provide approximately $467,000 of liquidity to meet on going working capital requirements. The amended Convertible Loan Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34% of which $200,000 is outstanding at June 30, 2016.

During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. As of June 30, 2016, the outstanding balance on the Roundball convertible note was $200,000.

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

The Company recorded interest expense on the Roundball note of $173 and $518 for the three months and nine month periods ended June 30, 2016 respectively.

5. Short-term Financing

On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc, became a major shareholder of the Company on July 1, 2016 when the Company entered into an Agreement and Plan of Merger with First Francis Company Inc. owner of Federal Hose, Federal Hose, and Mr. Edward Crawford and Mr. Matthew Crawford, each of whom are the shareholders of First Francis Company Inc. Edward Crawford and Matthew Crawford serve on the Board of directors of Hickok Incorporated. Matthew Crawford is the son of Edward Crawford.

The agreement provides for a revolving credit facility of $250,000 with interest at 4.0% per annum and is unsecured. Each loan made under the credit arrangement will be due and payable in full on the expiration date of the revolver note. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The revolving line of credit expires on May 31, 2017.

The Company has borrowed $250,000 against this credit facility during the quarter ended June 30, 2016 and has recorded interest expense of $333 during the current period and as of June 30, 2016 no interest was paid. As of June 30, 2016 the outstanding balance on this credit facility was $250,000.

6. Capital Leases
	Current Portion 2016	Total June 30, 2016	Total June 30, 2015
Capital lease obligation on MIS computer equipment and software, payable in monthly installments of $2,059 including interest at approximately 1.04% per annum through December, 2017.	$24,710	$35,006	$-

Capital lease obligation on IT computer equipment and software, payable in monthly installments of $3,888 including interest at approximately 9.83% per annum, through February, 2021.	29,917	171,585	-

	$54,627	206,591	-

Less current portion		54,627	-

		$151,964	$-

The cost of fixed assets related to the capital leases is $233,115 which approximates book value at June 30, 2016.

7. Capital Stock, Treasury Stock, Contributed Capital and Stock Options

Unissued shares of Class A common stock (832,233 shares) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants.

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of June 30, 2016.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 5,000 shares of Class A Common Stock to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. Options for 5,000 Class A shares were outstanding at June 30, 2016 (6,000 shares at September 30, 2015 and 20,000 shares at June 30, 2015) at prices ranging from $2.925 to $6.00 per share. Options for 1,000 shares expired during the three month period ended March 31, 2016 at $2.925 per share. In addition, options for 2,000 shares expired during the three month period ended March 31, 2015 at $6.45 per share. All outstanding options under the expired Directors Plans became fully exercisable on March 8, 2015. The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the expired Directors Plans at June 30, 2016:

Directors Plans	Outstanding Stock Options	Weighted Average Share Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Share Price
Range of exercise prices:
$2.925 - 5.25	4,000	$2.925	5.5	4,000	$2.925
$6.00	1,000	$6.00	3.8	1,000	$6.00

	5,000	$3.54		5,000	$3.54

The Company accounts for Share-Based Payments under the modified prospective method for its stock options for both employees and non-employee Directors. Compensation cost for fixed based awards are measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Employee stock options are immediately exercisable while Director's stock options are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three year vesting period. During the three and the nine month periods ended June 30, 2016 and 2015 respectively $0 and $0; $0 and $543 was expensed as share-based compensation. The following weighted-average assumptions were used in the option pricing model for the three and nine month periods ended June 30, 2016 and 2015 respectively: a risk free interest rate of 5.0% and 5.0%; an expected life of 10 and 10 years; an expected dividend yield of 0.0% and 0.0%; and a volatility factor of .87 and .87.

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

9. Earnings per Common Share

Earnings per common share information is computed on the weighted average number of shares outstanding during each period based on the provisions of FASB Codification ASC Topic 260, "Earnings per Share." The required reconciliations are as follows:

Three Months Ended June 30,	Nine Months Ended June 30,
	2016	2015	2016	2015
Basic Income (Loss) per Share
Income (Loss) available to common stockholders	$(8,095)	$109,631	$(519,728)	$(437,688)

Shares denominator	1,638,215	1,638,215	1,638,215	1,638,215

Per share amount	$(.01)	$.07	$(.32)	$(.27)

Effect of Dilutive Securities
Average shares outstanding	1,638,215	1,638,215	1,638,215	1,638,215
Stock options	-*	-*	-*	-*

	1,638,215	1,638,215	1,638,215	1,638,215

Diluted Income (Loss) per Share
Income (Loss) available to common stockholders	$(8,095)	$109,631	$(519,728)	$(437,688)

Per share amount	$(.01)	$.07	$(.32)	$(.27)

* Net effect of stock options and warrants were antidilutive for the period.

Options and warrants to purchase 5,000 and 100,000 shares of common stock respectively during the third quarter and the first nine months of fiscal 2016 at prices ranging from $2.50 to $6.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

In addition, conversion rights to purchase 252,367 shares of common stock during the third quarter and first nine months of fiscal 2016 at a price of $1.85 per share were not included in the computation of diluted earnings per share because the conversion rights of the Convertible Promissory Notes effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

Information by industry segment is set forth below:

Three Months Ended June 30,	Nine Months Ended June 30,
	2016	2015	2016	2015
Net Revenue
Indicators and Gauges	$368,065	$332,771	$882,125	$933,707
Automotive Diagnostic Tools and Equipment	1,162,179	1,471,843	3,071,615	3,124,307

	$1,530,244	$1,804,614	$3,953,740	$4,058,014

Income (Loss) before provision for Income Taxes
Indicators and Gauges	$102,085	$54,783	$165,321	$119,379
Automotive Diagnostic Tools and Equipment	224,083	294,830	261,211	172,283
General Corporate Expenses	(334,263)	(239,982)	(946,260)	(729,350)

	$(8,095)	$109,631	$(519,728)	$(437,688)

Asset Information
Indicators and Gauges			$822,392	$721,504
Automotive Diagnostic Tools and Equipment			1,917,982	1,705,065
Corporate			856,583	829,397

			$3,596,957	$3,255,966

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographical locations:
Revenue:
United States	$1,506,778	$1,739,642	$3,851,487	$3,935,224
Australia	21,471	1,602	60,412	13,402
Canada	1,995	21,487	16,693	57,041
Mexico	-	7,283	4,360	17,747
China	-	29,657	-	29,657
England	-	4,943	20,260	4,943
Other foreign countries	-	-	528	-

	$1,530,244	$1,804,614	$3,953,740	$4,058,014

All export sales to Australia, Canada, Mexico, China, England and other foreign countries are made in United States of America Dollars.

11. Commitments and Contingencies

Legal Matters

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flows.

12. Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2016 through the date the financial statements were submitted to the Securities and Exchange Commission and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

On July 1, 2016, Hickok Incorporated completed its acquisition of Federal Hose Manufacturing LLC (Federal Hose). Pursuant to the terms of the Merger Agreement, the consummation of the transaction depended upon the satisfaction or waiver of a number of certain customary closing conditions and the approval of the Company's shareholders. All of these conditions were satisfied and the merger was completed on July 1, 2016.

In accordance with the Merger Agreement, the Company issued 911,250 validly issued, fully paid and non-assessable Class A Common Shares, without par value, and 303,750 validly issued, fully paid and non-assessable Class B Common Shares, without par value, to First Francis Company Inc. as consideration at the closing of the merger. The Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2,768,662 and a promissory note in the principal amount of $2,000,000, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default.

13.Business Condition and Management Plan

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing if needed. Management believes the acquisition of Federal Hose on July 1, 2016 will add to the Company's profitability and cash flow. In addition, management continues to review and revise its strategic plan and believes in the viability of its strategy to increase revenues and profitability through increased sales of existing products and the introduction of new products to the market place. Management believes that the actions presently being taken by the Company will provide the stimulus for it to continue as a going concern, however, because of the inherent uncertainties there can be no assurances to that effect. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, on December 30, 2015, management entered into an amended unsecured convertible loan agreement which may provide approximately $467,000 of liquidity to meet on going working capital requirements. The unsecured convertible loan agreement is with a major shareholder who is also an affiliate of two Directors extending the due date of the loan agreement and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. This facility is available through December 2016. The Company had previously borrowed $200,000 and it is outstanding at June 30, 2016.

On December 30, 2015, management entered into Amendment No. 1 of the Warrant Agreement with Roundball. The amended Warrant Agreement is by and between the Company and a major shareholder who is also an affiliate of two Directors extending the due date of the agreement from December 30, 2015 to December 30, 2016.

On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc, became a major shareholder of the Company on July 1, 2016 when the Company entered into an Agreement and Plan of Merger with First Francis Company Inc. owner of Federal Hose, Federal Hose, and Mr. Edward Crawford and Mr. Matthew Crawford, each of whom are the shareholders of First Francis Company Inc. Edward Crawford and Matthew Crawford serve on the Board of directors of Hickok Incorporated. Matthew Crawford is the son of Edward Crawford.

The agreement provides for a revolving credit facility of $250,000. This facility is available through May 31, 2017. The Company has borrowed $250,000 against this credit facility during the quarter ended June 30, 2016. As of June 30, 2016 the outstanding balance on this credit facility was $250,000.

On July 1, 2016 the Company completed the acquisition of Federal Hose and issued to First Francis Company Inc. a promissory note in the principal amount of $2,768,662 and a promissory note in the principal amount of $2,000,000, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place, the completion of the acquisition of Federal Hose Manufacturing LLC (see Footnote No. 12 Subsequent Events) and other additional short-term or long-term financing is expected to provide the Company with the needed working capital for the next twelve months.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Third Quarter (April 1, 2016 through June 30, 2016)
Fiscal 2016 Compared to Third Quarter Fiscal 2015
-------------------------------------------------------------------------------------

Reportable Segment Information

The Company has determined that it has two reportable segments: 1) indicators and gauges and 2) automotive related diagnostic tools and equipment. In the fourth quarter of fiscal 2016 the Company will have a third reportable segment, flexible hose due to the acquisition of Federal Hose on July 1, 2016. The indicators and gauges segment consists of products manufactured and sold primarily to companies in the aircraft and locomotive industry. Within the aircraft market, the primary customers are those companies that manufacture or service business, military and pleasure aircraft. Within the locomotive market, indicators and gauges are sold to original equipment manufacturers, servicers of locomotives and operators of railroad equipment. Revenue in this segment was $368,065 and $332,771 for the third quarter of fiscal 2016 and fiscal 2015, respectively, and $882,125 and $933,707 for the first nine months of fiscal 2016 and fiscal 2015, respectively.

The automotive diagnostic tools and equipment segment consists primarily of products designed and manufactured to support the testing or servicing of automotive systems using electronic means to measure vehicle parameters. These products are sold to OEM's and to the aftermarket using several brand names and a variety of distribution methods. Included in this segment are products used for state required testing of vehicle emissions. Revenue in this segment was $1,162,179 and $1,471,843 for the third quarter of fiscal 2016 and fiscal 2015, respectively, and $3,071,615 and $3,124,307 for the first nine months of fiscal 2016 and fiscal 2015, respectively.Decreased sales volume in the third quarter was due to timing and for the fiscal year 2016 was primarily due to the absence of multiple large orders from Tier 1 OEM suppliers.

Results of Operations

Product sales for the quarter ended June 30, 2016 were $1,479,543 versus $1,746,940 for the quarter ended June 30, 2015. The 15% decrease in product sales during the current quarter of approximately $267,000 was volume related due primarily to decreased sales of automotive diagnostic testing products to OEM's of approximately $274,000. In addition, sales of aftermarket products decreased during the current quarter by approximately $102,000. Sales of emission products and indicator products increased during the current quarter by approximately $80,000 and $29,000 respectively. Product sales for the quarter ended June 30, 2016 benefited from a single moderate size order from a Tier 1 Supplier while product sales for the prior year third quarter benefited from two moderate size orders from a Tier 1 Supplier. Product sales are expected to increase substantially during the fourth quarter due to the July 1, 2016 acquisition of Federal Hose.

Service sales for the quarter ended June 30, 2016 were $50,701 versus $57,674 for the quarter ended June 30, 2015. The current level of service sales related to product repair sales is expected to continue in the fourth quarter of the fiscal year.

Cost of product sold in the third quarter of fiscal 2016 was $746,161 (50.4% of product sales) as compared to $961,912 (55.1% of product sales) in the third quarter of 2015. The percentage decrease in the cost of product sold was due primarily to a change in product mix. The current cost of product sold percentage is expected to increase substantially during the fourth quarter of the fiscal year due to the acquisition of Federal Hose. The increase will be due primarily to a lower gross margin on flexible hose product.

Cost of service sold for the quarter ended June 30, 2016 was $23,269 (45.9% of service sales) as compared to $34,908 (60.5% of service sales) in the quarter ended June 30, 2015. The percentage decrease was due primarily to the product specifics of chargeable repairs in the current quarter. The current cost of services sold percentage is anticipated to continue in the fourth quarter of the fiscal year.

Product development expenses were $258,406 in the third quarter of fiscal 2016 (17.5% of product sales) as compared to $245,794 (14.1% of product sales) in the third quarter of fiscal 2015. The percentage increase was due primarily to lower product sales during the current quarter. The dollar increase was due primarily to an increase in labor costs, professional fees, depreciation and telephone expense of approximately $7,000, $4,000, $2,000 and $1,000 offset in part by a decrease in research and experimental material of approximately $1,000. The current level of product development expenses is expected to continue in the fourth quarter of the fiscal year. Management believes the existing resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $507,326 (33.2% of total sales) in the third quarter of fiscal 2016 versus $453,903 (25.2% of total sales) for the same period a year ago. Marketing expenses were approximately $176,000 in the third quarter of fiscal 2016 versus $212,000 for the same period a year ago. Within marketing expenses, royalty expense, commission expense, advertising expense and promotion expense decreased by approximately $24,000, $9,000, $7,000 and $3,000 respectively. These decreases were offset in part by an increase in labor costs, travel expense and telephone expense of approximately $5,000, $1,000 and $1,000 respectively. Administrative expenses were approximately $331,000 in the third quarter of fiscal 2016 versus $242,000 for the same period a year ago. Within administrative expenses, professional fees, depreciation expense, data processing expense and labor costs increased by approximately $75,000, $7,000, $6,000 and $3,000 respectively. These increases were offset in part by a decrease in repairs and maintenance computer equipment and travel expense of approximately $1,000, and $1,000 respectively. The professional fees in the third quarter were largely related to the Federal Hose acquisition and are expected to decrease in the fourth quarter. The current level of marketing and other administrative expenses is expected to increase substantially during the fourth quarter due to the Federal Hose acquisition.

Interest expense was $4,843 in the third quarter of fiscal 2016 which compares with $171 in the third quarter of fiscal 2015. Interest expense for the current quarter was due primarily to the borrowing on a capital lease for IT equipment, the unsecured revolving credit agreement and the convertible note payable of approximately $4,300, $300 and 200 respectively. Interest expense for the prior year third quarter was due to the borrowing available on the convertible note payable. The current level of interest expense is expected to increase during the fourth quarter of the fiscal year due to interest on the loans associated with the Federal Hose acquisition.

Other income was $1,666 in the third quarter of fiscal 2016 which compares with $1,705 in the third quarter of fiscal 2015. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The decrease was due primarily to a lower level of interest income on cash and cash equivalents invested during the current quarter. The current level of other income is expected to continue during the fourth quarter

Income taxes in the third quarter of fiscal 2015 and 2014 was $0. In the third quarter of fiscal 2016 recovery of income taxes and in 2015 income taxes were calculated at an effective tax rate of 37%. In the third quarter of fiscal 2016 recovery of income taxes was offset by a increase in the valuation allowance netting to $0. In the third quarter of fiscal 2015 income taxes were offset by deferred taxes, specifically net operating loss carryforwards.

The net loss in the third quarter of fiscal 2016 was $8,095 which compares with net income of $109,631 in fiscal 2015. The decrease in net income for the current quarter was the result of a lower sales volume.

Unshipped customer orders as of June 30, 2016 was $1,002,000 versus $1,391,000 a year earlier. Included in the June 30, 2016 backlog is $345,000 of flexible hose orders. The core business backlog decreased by approximately $734,000 due primarily to decreased orders for diagnostic products to automotive OEM's of approximately $844,000 and aftermarket products of approximately $18,000, offset in part by an increase in orders for indicator products of approximately $128,000. The Company anticipates that approximately 78% of the current backlog will be shipped in the last quarter of fiscal 2016.

Results of Operations, Nine Months Ended June 30, 2016
Compared to Nine Months Ended June 30, 2015

Product sales for the nine months ended June 30, 2016 were $3,770,950 versus $3,886,037 for the same period in fiscal 2015. The decrease in product sales during the first nine months of the current fiscal year of approximately $115,000 was volume related due to lower sales of automotive diagnostic testing products, primarily, automotive diagnostic testing products to the aftermarket of approximately $165,000 and indicator products of approximately $83,000. These decreases were offset by an increase in automotive diagnostic products to OEM's and emission product sales of approximately $40,000 and $93,000 respectively. Fiscal 2016 benefited from a single larger order for a Tier 1 OEM supplier. Fiscal 2015 product sales to OEM's increased due to two moderate size orders for a Tier 1 OEM supplier shipping during the first nine months of fiscal 2015. The decrease in indicator sales during the first nine months of the current year was primarily the result of decreased customer orders of government funded programs for the military and locomotive products. Product sales are expected to increase substantially during the fourth quarter due to the July 1, 2016 acquisition of Federal Hose.

Service sales for the nine months ended June 30, 2016 were $182,790 compared with $171,977 for the same period in fiscal 2015. The increase was volume related and due primarily to a higher sales volume for chargeable repairs. The current level of service sales related to product repair sales is expected to continue in the last three months of the fiscal year.

Cost of product sold was $2,081,508 (55.2% of product sales) compared with $2,395,268 (61.6% of product sales) for the nine months ended June 30, 2015. The dollar decrease was due to a lower sales volume and the margin improvement in the cost of product sold was due to product mix in the current fiscal year.  The current cost of product sold percentage is expected to increase substantially during the fourth quarter of the fiscal year due to the acquisition of Federal Hose. The increase will be due primarily to a lower gross margin on flexible hose product.

Cost of service sold was $122,987 (67.3% of service sales) compared with $110,856 (64.5% of service sales) for the nine months ended June 30, 2015. The dollar and percentage increase was due primarily to the product specifics of chargeable repairs and a higher sales volume in chargeable repairs in the current quarter. The cost of services sold percentage is expected to continue in the fourth quarter of the fiscal year.

Product development expenses were $777,889 (20.6% of product sales) compared to $742,239 (19.1% of product sales) for the nine months ended June 30, 2015. The percentage increase was due primarily to lower product sales during the current nine months of fiscal 2016. The dollar increase was due primarily to an increase in labor costs, telephone expense, depreciation expense and professional fees of approximately $22,000, $8,000, $7,000 and $4,000 respectively. These increases were offset in part by a decrease in travel expense and technical books and dues of approximately $3,000 and $2,000 respectively. The current level of product development expenditures is expected to continue for the fourth quarter of the fiscal year. Management believes the existing and planned resources will be sufficient to continue to develop identified new products for both OEM and Aftermarket customers.

Marketing and administrative expenses were $1,488,461 for the nine months ended June 30, 2016 (37.6% of total sales) versus $1,253,872 (30.9% of total sales) for the nine months ended June 30, 2015. Marketing expenses were approximately $545,000 during the first nine months of the current fiscal year versus $518,000 for the same period a year ago. Within marketing expenses, increases were primarily in labor costs, advertising expense, credit and collection expense, telephone expense and travel expense of approximately $13,000, $11,000, $7,000, $4,000 and $3,000 respectively. These increases were offset in part by decreases in commission expense, royalty expense and promotion expense of approximately $6,000, $4,000 and $1,000 respectively. Administrative expenses were approximately $943,000 during the first nine months of the current fiscal year versus $736,000 for the same period a year ago. The dollar increase during the first nine months of the current fiscal year was due primarily to increases in professional fees, depreciation expense, data processing expenses, labor costs and telephone expense of approximately $175,000, $20,000, $7,000, $4,000 and $3,000 respectively. These increases were offset in part by decreases in repairs and maintenance machinery and equipment, and travel expense of approximately $1,000 and $1,000 respectively. The professional fees increase in fiscal 2016 were largely related to the Federal Hose acquisition and are expected to decrease in the fourth quarter. The current level of marketing and other administrative expenses is expected to increase substantially during the fourth quarter due to the Federal Hose acquisition.

Interest expense was $8,179 for the nine months ended June 30, 2016, and $470 for the same period in 2015. Interest expense for the current year was due primarily to the borrowing on a capital lease for IT equipment, the unsecured revolving credit agreement and the convertible note payable of approximately $7,300, $300 and 500 respectively. Interest expense for the prior year third quarter was due to the borrowing available on the convertible note payable. The current level of interest expense is expected to increase during the fourth quarter of the fiscal year due to interest on the loans associated with the Federal Hose acquisition.

Other income of $5,556 compares with other income of $7,003 in the same period last year. Other income consists primarily of the proceeds from the sale of scrap metal shavings, purchase discounts and interest income on cash and cash equivalents invested. The decrease was due primarily to a decrease in the sale of scrap metal shavings of approximately $1,300 during the current year nine month period. The current level of other income is expected to continue for the fourth quarter of fiscal 2016.

Income taxes during the first nine months of fiscal 2016 was $0 which compares with income taxes of $0 in the first nine months of fiscal 2015. In the first nine months of fiscal 2016 and 2015 recovery of income taxes was calculated at an effective tax rate of 37% offset by a increase in the valuation allowance netting to $0.

The net loss for the nine months ended June 30, 2016 was $519,728 which compares with a net loss of $437,688 for the nine months ended June 30, 2015. The increased net loss for the first nine months of fiscal 2016 was primarily the result of a lower sales volume and higher operating costs, specifically professional fees related to the acquisition of Federal Hose.

Liquidity and Capital Resources

Total current assets were $3,051,823, $3,486,491 and $2,868,975 at June 30, 2016, September 30, 2015 and June 30, 2015, respectively. The increase of approximately $183,000 from June to June is due primarily to the increase in inventory and accounts receivable of approximately $268,000 and $41,000 respectively, offset in part by a decrease in cash and cash equivalents and prepaid expenses of approximately $109,000 and $17,000 respectively. The increase in accounts receivable combined with the increase in inventory was due primarily to the purchase of inventory and invoicing for the large OEM orders during the period. The increase in cash and cash equivalents was due to the collection of the accounts receivable from the large OEM orders. The decrease in current assets from September to June of approximately $435,000 was due primarily to the decrease in accounts receivable, cash and cash equivalents, and prepaid expenses of approximately $308,000, $90,000 and $59,000 respectively, offset by an increase in inventory of approximately $22,000. The increase in inventory was due primarily to the purchase of inventory for the moderate size OEM orders during the period. The decrease in accounts receivable was due to the decrease in the sales volume and the collection of the accounts receivable from the moderate size OEM orders during the period. Prepaid expenses decreased during the period due to timing.

Working capital as of June 30, 2016 amounted to $1,724,292 as compared with $1,934,888 a year earlier. Current assets were 2.3 times current liabilities compared to 3.1 a year ago. The quick ratio was .79 compared to 1.2 a year ago.

Internally generated funds during the nine months ended June 30, 2016 were a negative $287,395 and were not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $26,435. The primary reason for the negative cash flow from operations was the net loss during the period of $519,728 a decrease in accounts payable and inventory due to the completion of the moderate size orders received during the period, offset by a decrease in accounts receivable and prepaid expenses of $307,619 and $58,856 respectively. The Company does anticipate additional capital expenditures during fiscal 2016 of approximately $40,000 primarily to continue the upgrade and replacement of the Company's IT infrastructure. The Company believes that cash and cash equivalents, together with funds anticipated to be generated by operations in addition to the recent acquisition of Federal Hose and available short-term or long-term financing will provide adequate funding of the Company's working capital needs.

Shareholders' equity during the nine months ended June 30, 2016 decreased by $519,728 which was the net loss during the period.

Whenever there may be a requirement to increase inventory in fiscal 2016, there will be a negative but temporary impact on liquidity. Management continues to tightly control expenses and will take actions as deemed necessary to manage its working capital.

In December 2015, management entered into Amendment No. 4 of the Convertible Loan Agreement which may provide up to approximately $467,000 of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2015 to December 30, 2016 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. During fiscal 2014, the Company borrowed $200,000 against this facility and at June 30, 2016 this balance is outstanding.

On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc, became a major shareholder of the Company on July 1, 2016 when the Company entered into an Agreement and Plan of Merger with First Francis Company Inc. owner of Federal Hose. The agreement provides for a revolving credit facility of $250,000. This facility is available through May 31, 2017. The Company has borrowed $250,000 against this credit facility during the quarter ended June 30, 2016. As of June 30, 2016 the outstanding balance on this credit facility was $250,000.

Management’s strategic plan to increase revenues and profitability through increased sales of existing products, the introduction of new products to the market place, the Company's continued efforts on several large potential orders with OEMs, and other additional short-term or long-term financing is expected to provide the Company with the needed working capital for the next twelve months. In addition, the Company completed the acquisition of Federal Hose on July 1, 2016 which is anticipated to provide increased sales and earnings.

Discussions Regarding Acquisition

On July 1, 2016, Hickok Incorporated completed its acquisition of Federal Hose Manufacturing LLC (Federal Hose). Pursuant to the terms of the Merger Agreement, the consummation of the transaction depended upon the satisfaction or waiver of a number of certain customary closing conditions and the approval of the Company's shareholders. All of these conditions were satisfied and the merger was completed on July 1, 2016.

In accordance with the Merger Agreement, the Company issued 911,250 validly issued, fully paid and non-assessable Class A Common Shares, without par value, and 303,750 validly issued, fully paid and non-assessable Class B Common Shares, without par value, to First Francis Company Inc. as consideration at the closing of the merger. The Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2,768,662 and a promissory note in the principal amount of $2,000,000, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default.

The Company believes that the Federal Hose transaction provides it with a unique opportunity to build shareholder value through the addition of an established, profitable business that is immediately accretive to Hickok’s earnings.

Critical Accounting Policies

Our critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2015.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate Federal Hose and manage the larger operations of the combined business, (b) the Company's dependence upon a limited number of customers, (c) the highly competitive industry in which the company operates, which includes several competitors with greater financial resources and larger sales organizations, (d) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products and indicating instrument products, (e) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (f) the Company's ability to capitalize on market opportunities including state automotive emissions programs and OEM tool programs, (g) the Company's ability to obtain cost effective financing and (h) the Company's ability to satisfy its interest payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate risk. The Company's debt subject to interest rate risk during the current quarter was the funds available from the convertible note agreement and the revolving credit agreement. The Company had an outstanding balance on the convertible note at June 30, 2016, of $200,000 which is subject to a fixed rate of interest of 0.34%. In addition, the Company had an outstanding balance on the revolving credit agreement at June 30, 2016, of $250,000 which is subject to a fixed rate of interest of 4.0%. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

Item 4. Controls and Procedures.

As of June 30, 2016, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. There have been several legal developments in this legal proceeding since the filing of Form 10-K for fiscal 2015 however it is still difficult to access the status of the proceedings or probable outcomes. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of the patent infringement matter will have on the Company's results of operations, financial position or cash flows.

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
HICKOK INCORPORATED (Registrant)

Date: August 12, 2016	/s/ R. L. Bauman
R. L. Bauman, Chief Executive Officer, President, and Treasurer

Date: August 12, 2016	/s/ G. M. Zoloty
G. M. Zoloty, Chief Financial Officer