Form 10-K
period 2016-09-30
HICKOK INC
filed 2016-12-29
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2016 the Registrant had 1,163,349 voting shares of Class A Common Stock outstanding and 474,866 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 640,070 shares of Class A Common Stock and 10,056 shares of Class B Common Stock. As of March 31, 2016, based on the closing price of $1.45 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $928,102. There is no trading market in the shares of Class B Common Stock.

As of December 29, 2016, 2,074,599 shares of Class A Common Stock and 778,616 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference:

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on March 7, 2017.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2016.

Table of Contents

PART I.	5
ITEM 1. BUSINESS	5
ITEM 1A. RISK FACTORS	9
ITEM 1B. UNRESOLVED STAFF COMMENTS	9
ITEM 2. PROPERTIES	10
ITEM 3. LEGAL PROCEEDINGS	10
ITEM 4. MINE SAFETY DISCLOSURES	10
ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT	10

PART II.	11
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	11
ITEM 6. SELECTED FINANCIAL DATA	12
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	21
ITEM 9A. CONTROLS AND PROCEDURES	21
ITEM 9B. OTHER INFORMATION	22
F-1:REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
F-2:CONSOLIDATED BALANCE SHEET	F-2
F-4:CONSOLIDATED STATEMENT OF INCOME	F-4
F-5:CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5
F-6:CONSOLIDATED STATEMENT OF CASH FLOWS	F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8
1.NATURE OF OPERATIONS	F-8
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	F-8
3.NOTES RECEIVABLE	F-11
4.CONVERTIBLE NOTES PAYABLE	F-11
5.SHORT-TERM FINANCING	F-12
6.NOTES PAYABLE – RELATED PARTIES	F-13
7.LEASES	F-14
8.STOCK OPTIONS	F-15
9.CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL	F-16
10.INCOME TAXES	F-16
11.EARNINGS PER COMMON SHARE	F-18
12.EMPLOYEE BENEFIT PLANS	F-18
13.SEGMENT AND RELATED INFORMATION	F-19
14.COMMITMENTS AND CONTINGENCIES	F-20
15.SUBSEQUENT EVENTS	F-20
16.ACQUISITIONS	F-21
17.QUARTERLY DATA (UNAUDITED)	F-21
PART III.	23
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	23
ITEM 11. EXECUTIVE COMPENSATION	23
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	24
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	24

PART I

ITEM 1. BUSINESS.

General Development of Business

Hickok Incorporated was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its three wholly-owned subsidiaries, Supreme Electronics Corp., Federal Hose Manufacturing LLC, and Waekon Corporation. Hickok develops and manufactures products used by companies in the transportation, oil drilling, and agriculture industries. Primary markets served are automotive, heavy truck, emissions testing, aircraft, locomotive, oil exploration, and agriculture product handling with sales both to original equipment manufacturers (OEMs) and to the aftermarkets.

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

The Company was founded producing D’Arsonval indicators and continues to manufacture these products today. The current Indicator product line is focused on highly reliable specialized indicators used in the cockpits of certain aircraft, locomotives, and transit vehicles. It is a stable line of business with few competitors in the market. The indicator business represents approximately 18% of the Company’s revenue.

Until the mid-1980s, Hickok was known primarily for its ability to develop and manufacture electronic instruments for electronic servicers, precision indicating instruments for aircraft, locomotive, and industrial applications, and electronic teaching systems for vocational schools. For the past twenty-eight years, the Company has used this expertise to develop and manufacture electronic diagnostic tools and equipment used by automotive technicians in the automotive service market. This is now the Company's second largest business segment. The Company generated approximately 56% of its fiscal 2016 revenue from designing and manufacturing diagnostic tools for automotive diagnostics and testing. These tools enable service technicians to identify problems in both electronic systems and other non-electronic systems in automobiles and trucks. On July 1, 2016, the Company purchased Federal Hose Manufacturing LLC (Federal Hose). Because only three months of Federal Hose results are included in this report, that segment generated approximately 26% of the Company’s fiscal 2016 revenue. It is expected that the Federal Hose segment will become the largest segment of the Hickok business in fiscal 2017.

Twenty years ago, two large automotive original equipment manufacturers (“OEMs”) comprised over 80% of the Company's business. A substantial portion of this business was contingent on large programs initiated by these OEMs on a year-to-year basis. The Company recognized that OEMs were changing and that the likelihood of the continuation of these yearly large programs was diminishing. Recognizing that customer diversification was desirable and that much of the technology that had been developed for OEMs could have application to the non-dealer service market (known as the aftermarket), the Company added new products, customers and an established aftermarket sales channel with the acquisition of Waekon Industries in 1998. As a result, the Company executed a strategy to use this existing technical and manufacturing expertise and to develop sales and marketing skills applicable to the automotive aftermarket service industry. The Company uses Waekon, Hickok, and Hickok/Waekon as the brands of its products that are primarily marketed to aftermarket service organizations.

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

On July 1, 2016, the Company purchased the Federal Hose segment of the business. Federal Hose is a distributor of silicone rubber hoses and a manufacturer of flexible interlocking metal hose, supplying flexible metal exhaust hoses to major heavy-duty truck and bus manufacturers and all the major aftermarket programs in the Americas. Federal Hose also manufactures hoses for sale into the agricultural, industrial and petrochemical markets. Federal Hose’s metal hoses are constructed from a variety of materials, including four grades of stainless steel, aluminized steel and galvanized steel and are used to pneumatically convey dry bulk materials such as plastic pellets, grains, powder and other dry materials. Federal Hose also manufactures specialized hoses to convey tar and asphalt. For the petrochemical industry, armor is constructed for blow-out prevention hoses and large drainage hoses for rain water runoff from oil storage tanks. Federal Hose manufactures its metal hoses at its facility in Painesville, Ohio, and sells its metal and silicone rubber products through distributors, wholesalers and to OEMs throughout the Americas, Europe and Asia. Federal Hose was originally incorporated in 1921 under the name of Federal Metal Hose Corporation.

The Company's operations are currently concentrated in the United States of America. Sales are primarily to domestic customers, although the Company also makes sales to international customers through domestically based distribution companies.

Operating Segment Information

The Company's operations are combined into three reportable business segments: 1) indicators and gauges, 2) automotive diagnostic tools and equipment and 3) flexible metal hose and silicone hose. Reference is made to "Segment and Related Information" included in the notes to the financial statements.

Indicators and Gauges

For over one hundred years the Company has developed and manufactured precision indicating instruments used in aircraft, locomotives and other applications. In recent years, the Company has specialized in aircraft and locomotive cockpit instruments. Within the aircraft market, instruments are sold primarily to manufacturers or servicers of business, military, and pleasure aircraft. Within the locomotive market, indicators are sold to both original equipment manufacturers and to operators of railroad equipment. Indicators and gauges represented approximately 18%, 22%, and 24% of the Company's sales for fiscal 2016, 2015 and 2014, respectively. A number of the Company's aircraft instruments are FAA certified and a number of others are type certified with aircraft manufacturers. A significant revenue source within this segment is for high reliability ruggedized movements used on certain military aircraft. However, these products are subject to federal government funding of military programs and can vary significantly from year to year.

Although the Company does not view this segment as having a high growth potential, it does contribute significant revenues and margins. The Company believes year to year variation of revenue is more dependent on customer timing than any general market direction.

Automotive Diagnostic Tools and Equipment

The Company has concentrated on designing and marketing instruments used to diagnose automotive electronic systems. These products were initially sold to one OEM but are now sold to several automotive OEMs through Tier 1 suppliers, and to the aftermarket using jobbers, wholesalers and mobile distributors. Sales of products designed specifically to OEM requirements have been balanced with products developed for automotive aftermarket servicers and the emissions testing industry. The aftermarket accounted for approximately 27% of the Company's automotive diagnostic and specialty tool sales in fiscal 2016 and 28% for fiscal 2015. As a whole, automotive diagnostic tools and equipment represented approximately 56%, 78% and 76% of the Company's sales for fiscal 2016, 2015, and 2014, respectively. The decrease as a percentage of total Company sales in 2016 was due primarily to the addition of the Federal Hose business in July 2016.

The Company's primary expertise in the automotive segment is electronic measurement of physical properties. The Company has cultivated a reputation for developing innovative tools for automotive diagnostics. The Company uses this reputation as leverage when it introduces new offerings. Our recent focus on tools for automotive technicians results in low cost tools that are easy to use, save technicians time, and improve diagnostic accuracy. OEM tools tend to be tools that are sophisticated and allow the technician diagnostic access to vehicle systems that are otherwise inaccessible for the technician to pinpoint the vehicle’s issue. An example of this is the Active Fuel Injector Tester ("AFIT"), which the Company introduced several years ago, to General Motors dealers. Subsequently when General Motors introduced direct injection motors the Company developed an accessory that adapts the AFIT unit to the new fuel injection method. General Motors decided to equip their North American dealers with technology to diagnose fuel issues on their Gas Direct Injection (“GDI”) engines and the Company furnished over 4,200 adapters to the AFIT Tester during fiscal 2014 and additional cables/adapter interfaces for new Powertrain Control Modules (“PCMs”) in 2015 and 2016.

In addition to General Motors, the Company produces several testers for use on Chrysler and John Deere products as well as several other OEMs that are also sold through Tier 1 suppliers. 2016 benefited from over 80 new mechanically oriented tools for servicing Chrysler vehicles which was a new arena for the Company’s offerings. Several OEM customers continue to show interest in a number of products that were developed for aftermarket customers and the Company continues to pursue those opportunities in addition to responding to requests for tools specified by OEMs.

New products are particularly important in the aftermarket but because of certain commitments Hickok did not introduce any new aftermarket products during 2016. Over the previous three years, the Company updated its aftermarket products and about two years ago, introduced a unique product that economically offers a service person the capabilities of an oscilloscope to view waveforms, but with the simple operation of a digital camera.

Aftermarket sales channels are always changing and 2016 was no exception. The most effective way to introduce new products has been to grant a major distributor an exclusive right to purchase and market the product for an initial period during introduction because they historically put a great emphasis on the product for the duration of the exclusivity period. The AutoWave single channel oscilloscope referred to above is an example of the success this approach can yield. The Company’s plan is to continue to develop new and unique products for the automotive aftermarket and likely we will continue to use the exclusive distributor introduction strategy.

During 2016, the Company launched a marketing effort on slightly modified versions of its automotive products to service technicians in non-automotive repair professions such as industrial machine repair, air conditioning and appliance repair. This initiative has not been successful to date.

Emissions testing products for gas caps and gas tanks were a major revenue contributor for the Company for a number of years as new state testing programs were implemented. Despite very few state programs being implemented in recent years, the Company continues to enjoy a base level of business for these products as replacements and as new stations join the various state programs. In 2013, the only competing manufacturer of gas cap testers announced that it was discontinuing the manufacture and service of their gas cap testers. Except for a short flurry of increased sales immediately after this announcement, the gas cap tester product sales have remained steady over the past number of years. In late 2016 the State of Pennsylvania announced a new emissions program would be implemented in mid-2017. The program requires stations wishing to participate in the program purchase a new analyzer and that analyzer includes a gas cap tester. The Company is hopeful that most of the analyzer manufacturers will use the Hickok gas cap tester in their offerings.

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

Federal Hose uses various materials in the manufacture of its products, including steel fittings and hose packing consisting of silicone, cotton and copper wire. Two suppliers provide over 50% of Federal Hose’s inventory purchases. If any one of these sources of supply were interrupted for any reason, Federal Hose would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources. The Company believes it has adequate sources of supply for its primary raw materials and components and has not had difficulty in obtaining the raw materials, component parts or finished goods from its suppliers.

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents that relate to several of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. The Company has several basic methodology patents related to products it offers that it considers very important to future revenue. Of the Company's most critical patents, one is related to the testing of evaporative emissions systems that was the basis for the Company's product offering for the State of California. This patent expires in the year 2022. Another critical patent is related to vehicle fuel cap testing which expires in 2018. The Company monitors the marketplace for infringement of its patents and intends to pursue its rights should an infringement take place. The Company is currently engaged in such a proceeding, and has recently agreed to settle this matter. See Item 3 Legal Proceedings. Other than the names "Hickok", "Waekon", and “Federal Hose” the Company does not have any material licenses, trademarks, franchises or concessions.

Seasonality

The Company believes that there is a seasonality to the automotive aftermarket revenues. Typically, the first and fourth quarters tend to be weaker than the other two quarters in this market. Orders for OEM or emissions testing products are primarily subject to customer timing requirements and have no known seasonality aspect to them. As a result, operating results can fluctuate from quarter to quarter and year to year. In light of the markets served by its products, the Company does not believe that its Federal Hose business is seasonal in nature.

Practices Relative to Working Capital Items

The nature of the Company's business requires it to maintain sufficient levels of inventory to meet rapid delivery requirements of customers. The Company provides its customers with payment terms prevalent in the industry.

Dependence on Single or Few Customers

Several aftermarket distribution companies and several equipment OEMs have become significant sources of revenue for the Company. Sales in fiscal 2016 to Bosch, a Tier 1 supplier to numerous OEMs, was approximately $1,306,000 or 20% of the consolidated sales of the Company. In fiscal 2015 sales to Bosch amounted to approximately $2,158,000 or 37% of the consolidated sales of the Company. Sales in fiscal 2014 to Bosch amounted to approximately $2,768,000 or 44% of the consolidated sales of the Company. The Company does not have exclusive supply agreements or long-term contractual relationships with these large customers.

Backlog

The Company's order backlog as of September 30, 2016, totaled $953,000 as compared to $648,000 as of September 30, 2015, and $539,000 as of September 30, 2014. The increase in fiscal 2016 was primarily related to the acquisition of Federal Hose as approximately $366,000 of the increase was directly related to the addition of this segment. The increase in fiscal 2015 versus 2014 was due primarily to increased orders for automotive diagnostic products orders to OEM's of approximately $122,000.

Government Contract Renegotiation

No major portion of the business is open to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The amount of revenue derived from government contracts is currently minimal and not material.

Competitive Conditions

The Company is engaged in highly competitive industries and faces competition from domestic and international firms. Several of the Company's competitors have greater financial resources and larger sales organizations than the Company. Competition with respect to the Company's diagnostic tool business arises from the existence of a number of other significant manufacturers in the field, such as Bosch and Snap-On, which dominate the available market in terms of total sales. The instrumentation industry is composed primarily of companies that specialize in the production of particular items as compared to a full line of instruments. The Company believes that its competitive position in this field is in the area of smaller, specialized products, an area in which the Company has operated and in which the Company has established itself competitively by offering high-quality, high-performance products in comparison to high-volume, mass-produced items.

The Company’s automotive segment depends on the automotive industry for sales of its OEM and aftermarket products. The Company anticipates that it will continue to face significant challenges due to competition. The OEM market tends to be driven by the need for new tools due to the introduction of new technologies in vehicles or excessive warranty costs. Because of dealership economics, OEMs are reluctant to require dealers to purchase service tools. The aftermarket is largely driven by the economics of fixing vehicles. During poor economic times, purchases can be delayed. Although aftermarket parts suppliers have done well during the past few years, aftermarket tool suppliers have not. The Company’s strategy of developing products that target the technician and low cost tools for shop use is an outgrowth of these realities in the marketplace. The Company believes substantial opportunities for growth depend primarily on the introduction of new and innovative products to the sectors served.

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

Research and Development Activities

The Company expensed as incurred product development costs of $1,050,157 in 2016, $1,015,414 in 2015, and $965,975 in 2014. These expenditures included engineering product support and development of manuals for both of the Company's business segments. In the Federal Hose segment research and development cost is minimal and not separated from other operating costs of the segment.

Compliance with Environmental Provisions

The Company's capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Number of Persons Employed

Total employment by the Company at September 30, 2016 was 95 full-time employees which represents an increase from 83 employees in fiscal 2015. The increase in employees was solely due to the acquisition of Federal Hose in 2016. Full time employees were 87 in fiscal 2014. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2016, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales approximated $125,000 in 2016, $174,000 in 2015, and $156,000 in 2014. Shipments to Australia, Canada, England, Mexico and Taiwan make up the majority of export sales.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company had facilities in the United States of America as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Cleveland, Ohio	37,000 Sq. Ft.	Two-story brick construction; used for corporate administrative headquarters, marketing and product development with limited manufacturing.	Owned

Greenwood, Mississippi	63,000 Sq. Ft.	One-story modern concrete block construction; used for manufacturing instruments, test equipment, and fastening systems products.	Leased, with annual renewal options extending through 2061.

Painesville, Ohio	50,000 Sq. Ft.	One-story modern metal and concrete block; used for manufacturing flexible metal hose and administration.	Leased, through 2026.

The Company believes its plants and offices are in satisfactory operating condition, well maintained, adequate for the uses to which they are put and are adequately insured. The Company's indicator and gauges, and the automotive diagnostic tools and equipment segments utilize the Cleveland, Ohio and Greenwood, Mississippi properties. The Company's flexible metal hose and silicone hose segment utilizes the Painesville, Ohio property.

ITEM 3. LEGAL PROCEEDINGS.

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market (Hickok Incorporated v. Systech International, LLC and Delphi Corporation) in the United States District Court for the Northern District of Ohio. The suit alleges infringement by the defendants on two of the Company's emission product patents. On one patent, which is related to gas cap testing, there were multiple items sold by Systech International, LLC (“Systech”) in several markets over a period of several years. On the second patent, which relates to the Company's method for evaporative emissions testing used in California, there were multiple items sold into the California market during 2007 by Systech and Delphi Corporation. The suit against Systech was filed in the United States District Court for the Northern District of Ohio Eastern Division on November 16, 2007 alleging the gas cap testing infringement. In January 2008 infringement of the Company's evaporative emissions patent was added to the suit.

In December 2016, the Company agreed to settle the suit against Systech (currently known as Opus Inspection, Inc.). The settlement requires Opus Inspection, Inc. to purchase at least $3.9 million of Hickok’s products over a 27-month period from the date of settlement at a premium over regular prices, deposit an advance payment of $1.3 million which will be applied to purchase orders over the next 27-months, and make an additional payment to the Company in the amount of $50,000.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

Mr. Brian E. Powers was elected to the Company’s Board of Directors in February 2014 and became Chairman in July 2015. He was appointed Chief Executive Officer on September 1, 2016.

Mrs. Kelly J. Marek was elected Vice President Finance and Chief Financial Officer in December 2016 upon the retirement of Mr. Gregory Zoloty. Previously, Mrs. Marek held several positions with CBIZ, Inc., a professional services firm, from 1998 to 2016, most recently Treasurer from 2005 to 2016.

Mr. James Allen was elected Vice President of Manufacturing by the Board of Directors in March 2012. Mr. Allen was elected Vice President of Production Engineering in February 2009. He joined the Company in August 1979.

Mr. Patrick Bauman was elected Vice President Sales and Marketing by the Board of Directors in March 2012. He was then elected Vice President Distribution Sales and Marketing by the Board of Directors in February 2016. Mr. Patrick Bauman is the son of Mr. Robert Bauman, a member of the Company’s Board of Director. He joined the Company in December 1995.

Mr. George Hart was elected Vice President of Engineering by the Board of Directors in February 2004. He joined the Company in April 1985.

OFFICE	OFFICER	AGE
Chairman and Chief Executive Officer	Brian E. Powers	52
Vice President Finance and Chief Financial Officer	Kelly J. Marek	46
Vice President, Manufacturing	James F. Allen	54
Vice President, Sales and Marketing	Patrick R. Bauman	46
Vice President, Engineering	George R. Hart	59

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2016 our Class A Common Shares were traded on the Over-The Counter Pink Sheets under the symbol HICKA.PK. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Pink Sheets) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Pink Sheet prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

	PRICES FOR THE YEARS ENDED:
	September 30, 2016		September 30, 2015
	HIGH	LOW	HIGH	LOW
First Quarter	1.35	0.75	2.11	1.16
Second Quarter	1.96	1.00	1.96	1.22
Third Quarter	2.35	1.40	1.89	1.59
Fourth Quarter	2.00	1.40	1.60	0.75

b) HOLDERS

As of December 29, 2016, there were approximately 173 shareholders of record of the Company's outstanding Class A Common Shares and 6 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2016, 2015 and 2014 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30

	2016	2015			2013	2012
	(In Thousands of Dollars, except per share amounts)
Net Sales	$6,646	$5,853		$6,306	$6,466	$4,761
Net Income (Loss)	$4,633	$(122)		$8	$139	$(784)

Working Capital	$5,419	$2,797		$2,809	$2,442	$1,936

Total Assets	$15,435	$3,867		$3,700	$3,505	$3,206

Long-term Debt	$4,534	$540		$435	$-0-	$-0-

Total Stockholders' Equity	$8,353	$2,637		$2,759	$2,748	$2,318

Net Income (Loss) Per Share	$2.38	$(0.07)		$0.01	$0.09	$(0.57)
Dividends Declared
Per Share:
Class A	$-0-	$-0-		$-0-	$-0-	$-0-
Class B	$-0-	$-0-		$-0-	$-0-	$-0-
Stockholders' Equity
Per Share:	$2.93	1.61		$1.68	1.68	$1.52
Return on Sales	69.7%	(2.1%	)	0.1%	2.1%	(16.5%	)
Return on Assets	48.0%	(3.23%	)	0.2%	4.1%	(23.6%	)
Return on Equity	84.3%	(4.5%	)	0.3%	5.5%	(31.7%	)
Closing Stock Price	$1.80	$1.00		$2.11	$2.04	$1.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

The Company has historically operated two business segments: 1) indicators and gauges that sell primarily to companies in the aircraft and locomotive industries and 2) automotive diagnostic tools and equipment that sell to OEMs and the aftermarket. In fiscal year 2016, there were two significant events that occurred:

●

In July 2016, the Company expanded its markets with the acquisition of Federal Hose Manufacturing LLC (“Federal Hose”). Federal Hose manufactures flexible metal hose for use in heavy truck, drilling, and grain handling, as well as silicone hose sold to these same industries. The acquisition of this business resulted in a new segment for the Company.

●

The Company was awarded a favorable legal settlement in the amount of $2,270,567 (after legal fees) for claims against BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster.

Introduction

The Company has been focused on tools for automotive servicers for about 30 years. In the automotive business, initially, tools developed for OEM dealership technicians were essentially all the Company’s offerings and in the late 1990s over 80% of the Company’s automotive business was concentrated in tools for two OEM dealerships. In the late 1990s, the Company perceived a change in OEM policies that was of concern relative to future business expectations. In 1998, the Company acquired Waekon Industries, an automotive aftermarket business, that expanded the Company's sales channels and product offering in the aftermarket markets, and the Company began to emphasize diversification into these markets. In addition, the Company began to offer several of the tools developed for OEMs to the aftermarket. One in particular, the NGS scan tool for Ford vehicles, became extremely successful and represented a substantial part of aftermarket sales until about 2008. In 2008, Ford began offering their replacement for NGS to the aftermarket and the Company's NGS sales began to decline. Although other aftermarket tools developed by the Company were a growing revenue source, the decline in NGS sales resulted in a net decline in aftermarket sales.

As an outgrowth of the Waekon acquisition, the Company also developed several unique devices for use in vehicle emissions testing programs mandated by the Environmental Protection Agency and applied for patent protection. In the intervening years, the Company continued to receive large orders for OEM tools and the emissions testing products that caused aftermarket sales to remain less than 50% of total automotive product sales. In fiscal 2016, approximately 30% of the Company’s automotive diagnostic tool revenue was from aftermarket customers and 70% was from OEM and emissions customers. Aftermarket revenue decreased to $1,082,000 in fiscal 2016 from approximately $1,287,000 in fiscal 2015.

During the past several years, the Company eliminated a number of unprofitable aftermarket products, re-developed and re-introduced a number of older products, and introduced a number of new aftermarket products. In addition, the Company renewed its emphasis on OEMs as a revenue source, but focused on working with the Tier 1 suppliers. In 2015 and 2014, this focus on the Tier 1 suppliers resulted in several large orders in addition to increases in the small order business for other tools used by the OEM dealerships aided results in those years. In 2016, there were several large orders from Tier 1 suppliers; however, general demand for the OEM business was down in 2016. The OEM business is a large order business and depending on OEM needs and timing, it can vary significantly from year to year.

Emissions products have largely become a replacement business sold through automotive aftermarket distribution channels, but there still may be occasional opportunities for larger orders as certain states expand emissions testing programs. Recently the State of Pennsylvania announced a new program that will be implemented in 2017 and early 2018. The Company believes that significant orders for emissions products may result from this program. The net result of these business developments over time is that the automotive business distinction between aftermarket, OEM, and emissions has become less clear, but the Company’s expertise applies to each of these automotive markets. In 2016, automotive products were 56% of the Company’s revenue and management believes there is a significant opportunity for growth in these products.

The Company has offered products for government sponsored emissions testing programs for a number of years.  The Company also developed a product to test for leaks in vehicle evaporative systems (gas tanks). The Company has patents for both of these technologies and has been involved in a lawsuit with a company that infringed on our patents for these products. In December 2016, the Company reached a favorable settlement which requires the competitor to purchase at least $3.9 million of Hickok’s products over a 27-month period from the date of settlement at a premium over standard pricing. For additional information regarding the terms of the settlement, see Item 3. Legal Proceedings.

Development efforts are divided between aftermarket and OEM projects. When OEM opportunities arise they require significant development resources and often slow development of aftermarket products for a period of time. During 2016, demands on the Company’s development resources resulted in essentially no new product introductions in the aftermarket. One of the products introduced in fiscal 2015 called AutoWave has been successful.

During 2016, the Company modified several automotive products and introduced them to non-automotive service technicians in an effort to develop a new market. The initiative was unsuccessful in producing significant sales thus far. During 2014, the Company revamped its website to better support product sales. Since then, there have been major changes in how search engines determine the positioning of a website in their search results. The Company is in a continuing process of modifying its web pages to optimize positioning in search engine results. The Company continues to expand the use of social media and videos to explain the benefits of its products. Products are sold by several Internet distributors such as Amazon and EBay, and sales through this type of distributor have continued to grow. The Company plans to continue its emphasis on expansion of the use of internet distributors and electronic media in fiscal 2017.

The timing of order releases and large program implementations in the Company's automotive diagnostic equipment and emissions businesses can cause wide fluctuations in the Company's operating results, both on a quarter-to-quarter and a year-to-year basis. Orders for such equipment can be large, are subject to customer schedules, and may result in substantial variations in quarterly and yearly sales and earnings. The Company’s indicator product revenue decreased 8%, 13%, and 10% in fiscal 2016, 2015, and 2014, respectively. The continued year to year decrease was primarily a result of decreased customer orders of government funded programs for the military. The percentage decreases were due to lower indicator sales and increased automotive sales due to large OEM orders. The Company anticipates indicator sales will continue at current levels into the foreseeable future unless the military sales improve. Management feels that resources dedicated to this segment are adequate at the present time.

On July 1, 2016, Hickok Incorporated completed the acquisition of Federal Hose. In accordance with the Merger Agreement, the Company issued 911,250 validly issued, fully paid and non-assessable Class A Common Shares, without par value, and 303,750 validly issued, fully paid and non-assessable Class B Common Shares, without par value, to First Francis Company, Inc. as consideration at the closing of the merger. The Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2,768,662 and a promissory note in the principal amount of $2,000,000, each of which is secured by all the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company’s obligations as a result of an event of default.

Expense Control

Management continues to monitor its expense reduction initiatives implemented and revised from time to time.  The Company recently reduced employee count and expenses and replaced several internal functions with external service providers. The Company currently has no plans to add resources in fiscal 2017 unless revenue opportunities warrant such an increase. Management believes its strategy to improve revenue and profitability along with the acquisition of Federal Hose will aid results in fiscal 2017.

Reportable Segment Information

The Company is required to report segment information disclosures based on how management evaluates operating performance and resource allocations. The Company has determined that it has three reportable segments: 1) indicators and gauges, 2) automotive related diagnostic tools and equipment, and 3) flexible metal hose and silicone hose.

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

Flexible Metal Hose and Silicone Hose

This segment, acquired July 1, 2016, consists primarily of flexible metal hose manufactured with a variety of metals and silicone rubber hoses that the Company purchases for resale to customers. These products are sold using a variety of distribution methods to heavy truck OEMs and aftermarket distributors for use primarily in the exhaust systems of trucks. The hoses are also sold to customers for use in petrochemical drilling operations and bulk material handling in a variety of markets.

Results of Operations

Sales for the fiscal year ended September 30, 2016 increased to $6,645,780, an increase of approximately 14% from fiscal 2015 sales of $5,852,924. This increase in sales was primarily attributable to higher product sales of approximately $810,000. Service sales in fiscal 2016 decreased by approximately $17,000 to $228,020 compared to fiscal 2015 due to lower volume. Product sales were $6,417,760 in fiscal 2016 compared to $5,608,218 in fiscal 2015. This increase in sales was volume-driven and attributable primarily to a $1,761,000 increase of sales in flexible metal hose and silicone hose manufactured and distributed by Federal Hose Manufacturing LLC which was acquired on July 1, 2016, offset by decreases in product sales in both the indicator and gauge segment and the automotive diagnostic products segment. Within the automotive diagnostic products, OEM product sales decreased approximately $766,000 and aftermarket product sales decreased approximately $204,000 and was volume driven, offset in part by an increase in emission product sales of approximately $130,000. Sales of indicator products declined by approximately $111,000 and was volume related. Fiscal 2015 benefited from a large order from a Tier 1 Supplier to a large OEM with no similar order in 2016. The decrease in service sales in fiscal 2016 was volume related and attributable to lower chargeable repair sales.

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

Cost of products sold in fiscal 2016 was $4,181,341 or 65% of net product sales compared to $3,017,837 or 54% of net product sales in fiscal 2015. Cost of products sold during fiscal 2014 was $3,462,092 or 57% of net product sales. The dollar and percentage increase in the cost of products sold to product sales between fiscal 2016 and 2015 was due primarily to product mix and cost specifics of the products sold as the acquisition of the flexible metal hose and silicone hose segment on July 1, 2016 represents 26% of the sales for the fiscal year 2016. The dollar and percentage decrease in the cost of products sold to product sales between fiscal 2015 and 2014 was due primarily to product mix and cost specifics of the products sold. In addition, the lower sales volume of product sales contributed to the lower dollar amount of cost of product sold between fiscal 2015 and 2014.

Cost of services sold in fiscal 2016 was $153,474 or 67% of net service sales compared to $150,466 or 61% respectively in fiscal 2015. Cost of services sold during fiscal 2014 was $149,068 or 66% of net service sales. The dollar and percentage increase between fiscal 2016 and 2015 was due primarily to product specific technical issues of the chargeable repairs in fiscal 2016. The percentage decrease between fiscal 2015 and 2014 was due primarily to product specific technical issues of the chargeable repairs in fiscal 2015.

Product development expenditures in fiscal 2016 were $1,050,157 or 16% of product sales compared to $1,015,414 or 18%, respectively, in fiscal 2015. Product development expenditures during fiscal 2014 were $965,975 or 16% of product sales. The percentage decrease between fiscal 2016 and 2015 was due primarily to the increase in sales volume during 2016. The dollar increase was primarily in labor costs professional fees and depreciation of approximately $34,000, $4,000 and $1,000 respectively, offset in part by a decrease in travel expense and research and experimental material of approximately $3,000 and $2,000 respectively. The percentage increase between fiscal 2015 and fiscal 2014 was due primarily to the decrease in sales volume during fiscal 2015. The dollar increase was primarily in labor costs and depreciation of approximately $55,000 and $4,000 respectively, offset in part by a decrease in research and experimental material of approximately $12,000. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new diagnostic products for both the OEM and aftermarket customers.

Marketing and administrative expenses amounted to $2,145,937 which was 32% of net sales in fiscal 2016, $1,798,960 or 31% of net sales in fiscal 2015 and $1,728,107 or 27% of net sales in fiscal 2014. Expenditures in fiscal 2016 were approximately 19% higher than the amount spent in fiscal 2015. Approximately 66% of the dollar increase, or $229,887 represents marketing and administrative expenses incurred by Federal Hose which was acquired on July 1, 2016. Product sales other than Federal Hose sales declined during fiscal 2016 contributing to the percentage increase. Marketing expenses were approximately $820,000 in fiscal 2016 compared to $729,000 a year ago. Marketing expenditures related to Federal Hose amounted to approximately $98,000 during fiscal 2016. Within marketing expenses, increases were primarily in labor costs of $71,000, freight expense of $19,000, commissions of $15,000, credit and collection expense of $12,000 and travel of $8,000. The increases were offset in part by decreases in royalty expense of $34,000 and advertising expense of $6,000. Administrative expenses were approximately $1,326,000 during the current fiscal year compared to $1,070,000 a year ago. Administrative expenditures related to Federal Hose amounted to approximately $131,000 during fiscal 2016. The dollar increase was due primarily to increases in labor costs of $72,000, professional fees of $71,000, depreciation expense of $69,000, data processing of $23,000, repairs and maintenance costs of $8,000, travel expense of $3,000 and rent machinery and equipment of $2,000.

The percentage increase in fiscal 2015 compared to fiscal 2014 was due to the decrease in total net sales between fiscal 2015 and 2014. Marketing expenses were approximately $729,000 in fiscal 2015 compared to $712,000 in fiscal 2014. Within marketing expenses, decreases were primarily in royalty expense of $51,000, outside consulting of $6,000 and promotion expense of $6,000. The decreases were offset by an increase in advertising expense of $28,000, labor costs of $22,000, collection expense of $22,000, commissions of $3,000 and travel expense of $3,000. Administrative expenses were approximately $1,070,000 during the2015 fiscal year compared to $1,017,000 in fiscal 2014. The dollar increase was due primarily to increases in professional fees of $23,000, labor costs of $21,000, data processing of $12,000, repairs and maintenance costs of $4,000 and depreciation expense of $3,000. The increases were offset in part by decreases in rent machinery and equipment of $8,000 and travel expense of $2,000.

Interest charges were $59,386 in fiscal 2016 compared with $657 in fiscal 2015 and $6,592 in fiscal 2014. The current year interest expense is primarily due to the recording of interest expense of $47,556 on notes payable related to the acquisition of Federal Hose Manufacturing LLC on July 1, 2016, lease payable related to the IT infrastructure replacement of approximately $8,250, revolving note payable - related party of approximately $2,889 and convertible note payable of approximately $691. Interest charges of $657 in fiscal 2015 were due to the recording of interest on the convertible note payable. Interest expense in fiscal 2014 was primarily due to the recording of interest expense on the short-term demand notes of approximately $6,364.

The legal settlement in fiscal 2016 was $2,270,567 and represents the proceeds received (after legal fees) for claims against BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster. The settlement funds are for economic and property damages that were the result of the 2010 explosion on the Deepwater Horizon Oil Rig and subsequent oil spill in the Gulf of Mexico.

Other income was $7,196 in fiscal 2016 compared with $8,033 in fiscal 2015 and $14,374 in fiscal 2014. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings. The decrease in fiscal 2016 compared to fiscal 2015 was due primarily to a decrease in the sale of scrap metal shavings of approximately $650. The decrease in fiscal 2015 compared to fiscal 2014 was due primarily to a decrease in the sale of scrap metal shavings of approximately $6,000.

Income taxes in fiscal 2016 were a negative $3,299,600, representing a tax benefit resulting from a decrease in the valuation allowance on deferred income taxes of $3,330,600. Income taxes in fiscal 2015 were $0 which includes an increase in the valuation allowance on deferred income taxes of $82,200. Income taxes in fiscal 2014 were $0 which includes an increase in the valuation allowance on deferred income taxes of $44,400. It is anticipated that the effective tax rate in the near future will be similar to 2016 as the Company believes it will be able to utilize the majority of the net operating loss and research and development credit carryforwards before they expire. The deferred tax benefits begin to expire in fiscal 2018 and are available through 2036 (see footnote 10 to the consolidated financial statements).

The net income in fiscal 2016 was $4,632,848, or $2.38 per share as compared to the net loss of $122,377, or $0.07 per share in fiscal 2015. Net income in fiscal 2014 was $8,376, or $0.01 per share. The increase in net income in fiscal 2016 versus fiscal 2015 was primarily due to the decrease of the valuation allowance on the deferred tax asset of $3,330,600 and the legal settlement for claims against BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster of $2,270,567. The decrease in net income in fiscal 2015 versus fiscal 2014 was primarily due to a lower sales volume and higher operating expenses.

The Company has available a net operating loss carryforward of approximately $3,800,000 and research and development credit carryforwards of approximately $2,000,000 that begin to expire in fiscal 2018. The Company's deferred tax asset of $3,830,600 has been offset by a valuation allowance of $500,000. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

Liquidity and Capital Resources

Current assets of $7,766,817 at September 30, 2016 were 3.3 times current liabilities and the total of cash and cash equivalents and receivables was 1.9 times current liabilities. These ratios compare to 5.1 and 2.1 respectively at the end of fiscal 2015. Cash and cash equivalents were $3,060,734 at September 30, 2016 and $346,405 at September 30, 2015. Total current assets increased by approximately $4,280,000 from the previous year end due primarily to an increase in cash and cash equivalents, inventory and accounts receivable of approximately $2,714,000, $1,382,000 and $253,000, respectively. The increases were offset by a decrease in prepaid expenses of approximately $69,000. The increase in cash and cash equivalents was due primarily to the receipt of the legal settlement from BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster. The increase in inventory and accounts receivable was due primarily to the acquisition of Federal Hose on July 1, 2016 which increased the sales volume in the last quarter of fiscal year 2016. The decrease in prepaid expenses was due primarily to timing.

Working capital at September 30, 2016 was $5,418,867 as compared to $2,796,806 a year ago. The increase of approximately $2,622,000 was due primarily to an increase in cash and cash equivalents, inventory and accounts receivable of approximately $2,714,000, $1,382,000 and $253,000, respectively offset in part by increases in leases and notes payable, notes payable related party, trade accounts payable, accrued payroll and related expenses, and accrued expenses of approximately $439,000, $250,000, $436,000, $133,000 and $369,000, respectively. In addition, accrued income taxes increased and prepaid expenses decreased by approximately $31,000 and $69,000, respectively. The increase in cash and cash equivalents was due primarily to the receipt of the legal settlement from BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster. The increase in inventory and accounts receivable was due primarily to the acquisition of Federal Hose on July 1, 2016 which increased the sales volume in the last quarter of fiscal year 2016. The decrease in prepaid expenses was due primarily to timing. The decrease in accounts receivable was due primarily to a decrease in the sales volume in the last quarter of the fiscal year. Increase in notes payable related party, trade accounts payable, accrued payroll and related expenses, and accrued expenses was due primarily to the acquisition of Federal Hose. The increase in lease payable was due to the replacement and upgrade of the Company's infrastructure.

Cash provided by operating activities in fiscal 2016 was $2,513,886 and was adequate to fund the Company's investing activities consisting of capital expenditures of $36,209. Capital expenditures were needed for tooling, machinery and equipment for product manufacturing and IT infrastructure. The primary reason for the positive cash flow from operations was due to net proceeds of $2,270,567 for claims against BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster.

Cash provided by operating activities in fiscal 2015 was $19,972 and was not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $64,894. Capital expenditures were needed for tooling, machinery and equipment for product manufacturing and IT infrastructure. The primary reason for the positive cash flow from operations was a decrease in accounts receivable, an increase in accounts payable, accrued payroll and related expenses and other accrued expenses of $68,686, $70,714, $152,204, $35,051 and $101,497, respectively. Positive cash flow was offset by increases in inventory and prepaid expenses of $212,316 and $74,030, respectively.

Cash used by operating activities in fiscal 2014 was a $606,811 and was not adequate to fund the Company's primary non-operating cash requirements consisting of capital expenditures of $141,714 consisting of tooling, machinery and equipment for product manufacturing and IT infrastructure. The primary reason for the negative cash flow from operations was the increase in accounts receivable and inventory of $535,952 and $124,381, respectively.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the notes payable. In addition, the Company had cash and cash equivalents of $3,060,734 as of September 30, 2016, and continues to maintain liquidity to operate the business.

In June 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc, became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose pursuant to an Agreement and Plan of Merger with First Francis Company Inc. as owner of Federal Hose, Federal Hose, and Mr. Edward Crawford and Mr. Matthew Crawford, each of whom are the shareholders of First Francis Company Inc. Edward Crawford and Matthew Crawford serve on the Board of directors of Hickok Incorporated. Matthew Crawford is the son of Edward Crawford. The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. The outstanding balance of $250,000 plus accrued interest was paid in full in October 2016. The revolving line of credit expires on May 31, 2017.

In connection with the acquisition of Federal Hose on July 1, 2016, the Company also issued to First Francis Company Inc. two promissory notes in the aggregate principal amount of $4,768,662, which are secured by all of the assets of Hickok and certain of its subsidiaries, bear interest at a rate of 4.0% per annum, are amortized over a ten year period, and will be full due six years after the issue date. At September 30, 2016, the outstanding balance on these notes was $4,768,662.

In December 2016, management entered into Amendment No. 5 of the Convertible Loan Agreement which provides up to $467,000 of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2016 to December 30, 2017 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. At September 30, 2016, the outstanding balance on the loan was $200,000.

There may be a requirement to increase inventory in fiscal 2017, which will have a negative but temporary impact on working capital. Management continues to tightly control expenses and will take actions as deemed necessary to maintain the necessary liquidity. Management believes the Company has adequate liquidity for working capital, capital expenditures and other strategic initiatives.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate Federal Hose and manage the larger operations of the combined business, (b) the Company's dependence upon a limited number of customers and the automotive industry, (c) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (d) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products and indicating instrument products, (e) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (f) the Company's ability to capitalize on market opportunities including state automotive emissions programs and OEM tool programs, (g) the Company's ability to obtain cost effective financing and (h) the Company's ability to satisfy its interest payments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk was the funds available from the convertible note agreement and the revolving credit agreement. The Company had an outstanding balance on the convertible note at September 30, 2016, of $200,000 which is subject to a fixed rate of interest of 0.34%. In addition, the Company had an outstanding balance on the revolving credit agreement at September 30, 2016, of $250,000 which is subject to a fixed rate of interest of 4.0%. In addition, the Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2,768,662 and a promissory note in the principal amount of $2,000,000, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default. The revolving credit agreement Company balance of $250,000 plus accrued interest was paid in October 2016. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2016 and 2015, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

December 21, 2016
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,060,734	$346,405
Accounts receivable-less allowance for doubtful accounts of $10,000 ($10,000, 2015)	1,354,199	1,101,554
Inventories-less allowance for obsolete inventory of $235,592 ($251,500, 2015)	3,308,799	1,926,513
Prepaid expenses	43,085	112,019

Total Current Assets	7,766,817	3,486,491

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,448,978	1,440,138
Machinery and equipment	3,392,734	2,348,554

	5,075,191	4,022,171
Less accumulated depreciation	3,771,268	3,646,937

	1,303,923	375,234

OTHER ASSETS:
Goodwill	1,777,656	-
Customer list-less accumulated amortization of $29,091	1,250,909	-
Deferred income taxes-less valuation allowance of $500,000 ($4,248,900, 2015)	3,330,600	-
Notes receivable-long-term	4,100	4,100
Deposits	750	750

	6,364,015	4,850

Total Assets	$15,434,755	$3,866,575

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
HICKOK INCORPORATED
SEPTEMBER 30

LIABILITIES AND STOCKHOLDERS' EQUITY

	2016	2015

CURRENT LIABILITIES:
Short-term financing - related party	$250,000	$-
Notes payable - related party	379,761	-
Leases payable	59,369	-
Accounts payable	733,388	297,761
Accrued payroll and related expenses	301,054	167,770
Accrued expenses	528,996	183,390
Accrued taxes other than income	64,382	40,764
Accrued income taxes	31,000	-

Total Current Liabilities	2,347,950	689,685
LONG-TERM LIABILITIES:
Notes payable - related party	4,388,901	-
Leases payable	144,997	-
Convertible notes payable - related party	200,000	200,000
Accrued expenses	-	339,700

Total Long-term Liabilities	4,733,898	539,700
STOCKHOLDERS' EQUITY:
Common shares - no par value
Class A 10,000,000 shares authorized, 2,090,394 shares issued (1,179,144 shares 2015)	2,108,651	1,261,188
Class B 2,500,000 convertible shares authorized, 779,283 shares issued (475,533 shares 2015)	710,272	474,866
Preferred 1,000,000 shares authorized, no shares outstanding	-	-
Contributed capital	1,741,901	1,741,901
Treasury shares - 15,795 (2016 and 2015)
Class A shares and 667 (2016 and 2015)
Class B shares	(253,341)	(253,341)
Retained earnings(deficit)	4,045,424	(587,424)

Total Stockholders' Equity	8,352,907	2,637,190

Total Liabilities and Stockholders' Equity	$15,434,755	$3,866,575

CONSOLIDATED STATEMENT OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2016	2015	2014

NET SALES:
Product sales	$6,417,760	$5,608,218	$6,078,349
Service sales	228,020	244,706	227,487

Total Net Sales	6,645,780	5,852,924	6,305,836

COSTS AND EXPENSES:
Cost of product sold	4,181,341	3,017,837	3,462,092
Cost of services sold	153,474	150,466	149,068
Product development	1,050,157	1,015,414	965,975
Marketing and administrative expenses	2,145,937	1,798,960	1,728,107
Interest charges	59,386	657	6,592
Legal settlement	(2,270,567)	-	-
Other income	(7,196)	(8,033)	(14,374)

Total Costs and Expenses	5,312,532	5,975,301	6,297,460

Income (Loss) before Provision for (Recovery of) Income Taxes	1,333,248	(122,377)	8,376
Provision For Income Taxes:
Current	31,000	(82,200)	(44,400)
Deferred	(3,330,600)	82,200	44,400

	(3,299,600)	-	-

Net Income (Loss)	$4,632,848	$(122,377)	$8,376

NET Income (LOSS) PER COMMON SHARE - BASIC	$2.38	$(0.07)	$0.01

NET Income (LOSS) PER COMMON SHARE - DILUTED	$2.38	$(0.07)	$0.01

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,943,625	1,638,215	1,638,215

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014

	COMMON SHARES - NO PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL
Balance at October 1, 2013	$(473,423)	$1,261,188	$474,866	$1,738,521	$(253,341)	$2,747,811

Share-based compensation expense	-	-	-	2,837	-	2,837

Net Income	8,376	-	-	-	-	8,376

Balance at September 30, 2014	$(465,047)	$1,261,188	$474,866	$1,741,358	$(253,341)	$2,759,024

Share-based compensation expense	-	-	-	543	-	543

Net Loss	(122,377)	-	-	-	-	(122,377)

Balance at September 30, 2015	$(587,424)	$1,261,188	$474,866	$1,741,901	$(253,341)	$2,637,190

Purchase of business partially financed by issuance of Class A and Class B Shares	-	847,463	235,406	-	-	1,082,869

Net Income	4,632,848	-	-	-	-	4,632,848

Balance at September 30, 2016	$4,045,424	$2,108,651	$710,272	$1,741,901	$(253,341)	$8,352,907

See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOW
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$6,393,135	$5,923,638	$5,771,884
Cash paid to suppliers and employees	(3,868,252)	(5,902,702)	(6,373,180)
Interest paid	(11,830)	(1,858)	(6,174)
Interest received	833	894	659

Net Cash Provided by (Used in) Operating Activities	2,513,886	19,972	(606,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,209)	(64,894)	(141,714)
Decrease in deposits	-	1,000	-

Net Cash (Used in) Investing Activities	(36,209)	(63,894)	(141,714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	250,000	-	683,400
Payments on short-term borrowings	-	-	(683,400)
Proceeds from Convertible Notes Payable	-	-	200,000
Payments on lease payable borrowings	(43,445)	-	-
Cash acquired in purchase of business	30,097	-	-

Net Cash Provided by Financing Activities	236,652	-	200,000

Increase (Decrease) in Cash and Cash Equivalents	2,714,329	(43,922)	(548,525)
Cash and Cash Equivalents at Beginning of Year	346,405	390,327	938,852

Cash and Cash Equivalents at End of Year	$3,060,734	$346,405	$390,327

See accompanying summary of accounting policies and notes to consolidated financial statements.

	2016	2015	2014

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income (Loss)	$4,632,848	$(122,377)	$8,376
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	153,422	68,686	62,195
Share-based compensation expense	-	543	2,837
Deferred income taxes	(3,330,600)	-	-
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	582,075	70,714	(533,952)
Decrease (Increase) in inventories	373,593	(212,316)	(124,381)
Decrease (Increase) in prepaid expenses	78,843	(74,030)	(5,647)
Increase (Decrease) in accounts payable	(39,886)	152,204	(28,679)
Increase (Decrease) in accrued payroll and related expenses	118,792	35,051	(9,800)
Increase (Decrease) in other accrued expenses and accrued taxes other than income and long-term liabilities	(86,201)	101,497	22,240
Increase (Decrease) in accrued income taxes	31,000	-	-

Total Adjustments	(2,118,962)	142,349	(615,187)

Net Cash Provided by (Used in) Operating Activities	$2,513,886	$19,972	$(606,811)

Supplemental Schedule of Non-Cash Financing Activities:
Assets acquired by capital lease	$247,811
Purchase of business financed by:
Additional borrowings on long-term debt net of cash	$4,738,565
Issuance of common stock - Class A	847,463
Issuance of common stock - Class B	235,406

	5,821,434
Assets acquired net of cash:
Accounts receivable - trade	(834,720)
Inventory	(1,755,879)
Prepaid expenses	(9,909)
Fixed assets	(769,000)
Customer List	(1,280,000)
Goodwill	(1,777,656)
Accounts payable	475,513
Accrued payroll related	14,492
Accrued expenses	115,725

	(5,821,434)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2016, 2015 AND 2014

1. NATURE OF OPERATIONS

Hickok Incorporated and its wholly-owned domestic subsidiaries ("Company") develop and manufacture products used by companies in the transportation and emissions testing industries. Among the products are indicators and gauges sold to companies in aircraft and locomotive markets. On a larger scale, the Company manufactures diagnostic equipment used by technicians to test the various electronic systems in automobiles and trucks, and emissions testing equipment specified by various states for testing vehicle emissions. In addition, the Company is a manufacturer of flexible interlocking metal hose and a distributor of silicone hose with the recent addition of Federal Hose Manufacturing LLC (“Federal Hose”). The Company serves the automotive, trucking, locomotive and general aviation markets predominately in North America. Sales in the Company's principal product classes, as a percent of consolidated sales, are as follows:

Product Classes	2016	2015	2014
Automotive Test Equipment	55.5%	77.8%	76.3%
Indicating Instruments	18.0	22.2	23.7
Flexible Hose	26.5	-	-

Total	100.0%	100.0%	100.0%

Current operating properties consist of manufacturing plants in Greenwood, Mississippi and Painesville, Ohio, and a corporate headquarters, marketing and product development facility in Cleveland, Ohio.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU 2016-09) a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning October 1, 2017, with early adoption permitted. This new standard is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued (ASU 2016-02) a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for the Company beginning October 1, 2019, with early adoption permitted. We are evaluating the impact this standard will have to our financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for fiscal years beginning after December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

Concentration of Credit Risk

The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in United States of America dollars. The Company extends normal credit terms to its customers. Customers in the automotive industry comprise 17% of outstanding receivables at September 30, 2016 (80% in 2015). Sales to one customer approximated $1,306,000 (2016), $2,158,000 (2015), $2,768,000 (2014), and accounts receivable to this customer amounted to approximately $52,000 (2016) and $741,000 (2015).

Use of Estimates in the Preparation of Financial Statements

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

Fair Value of Financial Instruments

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

Revenue Recognition

The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the period ending September 30, 2016.

Product Warranties

The Company warrants certain products against defects for primarily 12 months. The amounts are immaterial during each of the three years in the period ending September 30, 2016.

Product Development Costs

Product development costs, which include engineering production support, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits. The cash balance at September 30, 2016 and 2015 amounted to $3,060,734 and $346,405, respectively.

Accounts Receivable

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of:

	2016	2015

Raw materials and component parts	$1,730,563	$1,254,294
Work-in-process	438,447	499,752
Finished products	1,139,789	172,467

	$3,308,799	$1,926,513

The reserve for inventory obsolescence was $235,592 and $251,500 at September 30, 2016 and 2015, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized. The depreciation policy of the Company is generally as follows:

Class	Method	Estimated Useful Lives (in years)

Buildings	Straight-line	10	to	40
Machinery and equipment	Straight-line	3	to	10
Tools and dies	Straight-line		3

Depreciation, including depreciation on capitalized leases, amounted to $133,422 (2016), $68,686 (2015), and $62,195 (2014).

Intangible Assets

Intangible assets relate to the purchase of Federal Hose Manufacturing LLC on July 1, 2016. Goodwill is not amortized, but will be reviewed on an annual basis for impairment. Amortization of other intangible (Customer list) is being amortized on a straight-line basis over 11 years. Amortization of other intangibles was $20,000 (2016), $0 (2015) and $0 (2014).

Valuation of Long-Lived Assets

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to $22,979 (2016), $22,764 (2015) and $9,017 (2014).

Income Taxes

The provision for income taxes is computed on domestic financial statement income. Where transactions are included in the determination of taxable income in a different year, deferred income tax accounting is used (Note 10).

During the year, the Company adopted the provisions of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes which requires that deferred taxes are classified as non-current assets and non-current liabilities in the consolidated balance sheet. This guidance has been retrospectively applied.

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

Income per Common Share

Income per common share information is computed on the weighted average number of shares outstanding during each period as disclosed in Note 11.

3. NOTES RECEIVABLE

Notes receivable consists of an unsecured note receivable from a current Director which bears interest at 3% per annum. The notes receivable is classified as long-term.

4. CONVERTIBLE NOTES PAYABLE

On December 30, 2011, management entered into a Convertible Loan Agreement (“Convertible Loan”) with Roundball, LLC (“Roundball”). The Convertible Loan provides approximately $467,000 of liquidity to meet on going working capital requirements of the Company and allows $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.25%. Roundball, a major shareholder of the Company, is an affiliate of Steven Rosen and Matthew Crawford, Directors of the Company.

There have been several amendments to the original agreement over the years for the purpose of extending the existing terms of the Convertible Loan. On December 20, 2016, management entered into Amendment No. 5 of the Convertible Loan Agreement with Roundball. The amended Convertible Loan:

●	Continues to provide approximately $467,000 of liquidity to meet on going working capital requirements;
●	Continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%; and
●	Extends the due date of the loan agreement from December 30, 2016 to December 30, 2017.

The outstanding balance on the Convertible Loan as of September 30, 2016, is $200,000.

As part of the Convertible Loan Agreement between the Company and Roundball, the parties entered into a Warrant Agreement, dated December 30, 2012, whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. If not exercised or amended, this warrant would have expired on December 30, 2015.

In connection with the amendments to the Convertible Loans, the Company has also entered into several amendments to Warrant Agreement for the purpose of extending the terms of the warrants with Roundball. Amendment No. 1 of the Warrant Agreement extended the due date of the agreement from December 30, 2015 to December 30, 2016. Amendment No. 2 of the Warrant Agreement extended the due date of the agreement from December 30, 2016 to December 30, 2017.

The Company used the Black-Scholes option pricing model to determine the fair value estimate for recognizing the cost of services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. The warrants are immediately exercisable and expire in December 2017. The fair value of the warrants issued was amortized over the one-year amended convertible loan agreement period. The following weighted-average assumptions were used in the option pricing model for the fiscal year ended September 30, 2013: a risk-free interest rate of 0.42%; an expected life of 3 years; an expected dividend yield of 0.0%; and a volatility factor of .84.

The Company recorded interest expense on the Roundball note of $691 for fiscal 2016, $644 for fiscal 2015, and $228 for fiscal 2014. As of September 30, 2016, and September 30, 2015, $691 and $1,176 of interest was paid respectively.

5. SHORT-TERM FINANCING

On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc, became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose pursuant to an Agreement and Plan of Merger with First Francis Company Inc. as owner of Federal Hose, Federal Hose, and Mr. Edward Crawford and Mr. Matthew Crawford, each of whom are the shareholders of First Francis Company Inc. Edward Crawford and Matthew Crawford serve on the Board of Directors of Hickok Incorporated. Matthew Crawford is the son of Edward Crawford.

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

The Company recorded interest expense of $2,889 for fiscal 2016. Interest of $2,889 was paid on the above credit facility as of September 30, 2016. The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. On October 11, 2016, the outstanding balance of $250,000 plus accrued interest was paid in full.

Selected details of short-term borrowings for fiscal 2016 and 2015 are as follows:

	Amount	Weighted Average Interest Rate

Balance at September 30, 2016	$250,000	4.00%
Average during 2016	$83,333	4.00%
Maximum during 2016 (month end)	$250,000	4.00%
Balance at September 30, 2015	$-	.00%
Average during 2015	$-	.00%
Maximum during 2015 (month end)	$-	.00%

6. NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties is a result of the acquisition of Federal Hose Manufacturing LLC (see footnote 16) and consists of the following:

	Current Portion 2016	Total September 30, 2016	Total September 30, 2015
In connection with the acquisition of Federal Hose Manufacturing LLC, the Company entered into a promissory note on July 1, 2016 for $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022. Collateralized by all of the assets of the Company.	$159,274	$2,000,000	$-

In connection with the acquisition of Federal Hose Manufacturing LLC, the Company entered into a promissory note on July 1, 2016 for $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022. Collateralized by all of the assets of the Company.	220,487	2,768,662	-

	$379,761	4,768,662	-

Less current portion		379,761	-

		$4,388,901	$-

Total Principal Payments
Year Ending, September 30:
2017	$379,761
2018	411,495
2019	428,203
2020	445,590
2021	463,683
Thereafter	2,639,930

$4,768,662

7. LEASES

Operating

The Company leases a facility from a related party and certain equipment under operating leases expiring through June 30, 2026.

The Company's minimum commitment under these operating leases is as follows:

	Facility	Equipment

2017	$180,000	$8,938
2018	180,000	7,443
2019	180,000	-
2020	180,000	-
2021	180,000	-

Total	$900,000	$16,381

Rental expense was $57,767 (2016), $11,382 (2015) and $10,521 (2014).

Capital

	Current Portion	Total September 30, 2016	Total September 30, 2015
Capital lease obligation on MIS computer equipment and software, payable in monthly installments of $2,059 including interest at approximately 1.04% per annum through December, 2017.	$24,710	$28,828	$-

Capital lease obligation on IT computer equipment and software, payable in monthly installments of $3,888 including interest at approximately 6.57% per annum, through February, 2021.	34,659	175,538	-

	$59,369	204,366	-

Less current portion		59,369	-

		$144,997	$-

Capital Lease Obligations

Year Ending	Total Minimum Lease Payment	Less Amount Representing Interest	Present Value of Minimum Lease Obligation

2017	$70,082	$10,713	$59,369
2018	50,772	8,042	42,730
2019	46,654	5,383	41,271
2020	46,345	2,281	44,064
2021	17,141	209	16,932

	$230,994	$26,628	$204,366

The fixed assets related to the capital leases are as follows:

	2016	2015

Cost	$247,811	$-
Depreciation	$27,673	-

Net Book Value	$220,138	$-

A facility held under a capital lease has a net book value of $0 at September 30, 2016. Future minimum lease payments which extend through 2061 are immaterial.

8. STOCK OPTIONS

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. No share-based awards have been granted under the 2013 Omnibus Equity Plan as of September 30, 2016.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), have provided for the automatic grant of options to purchase up to 5,000 shares of Class A Common Stock over a three-year period to members of the Board of Directors who were not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans became fully exercisable on March 8, 2015.

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2016, 2015 and 2014 was $0, $543 and $2,837 respectively.

Transactions involving the Directors Plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2016	Price	2015	Price	2014	Price

Option Shares
Directors Plans:
Outstanding October 1,	6,000	$3.440	22,000	$5.300	31,000	$5.570
Granted	-	-	-	-	-	-
Canceled/expired	(1,000)	$2.925	(16,000)	$6.000	(9,000)	$6.230
Exercised	-	-	-	-	-	-
Outstanding September 30, ($2.925 to $11.00 per share)	5,000	$3.540	6,000	$3.440	22,000	$5.300
Exercisable September 30,	5,000	$3.540	6,000	$3.440	20,000	$5.540

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at September 30, 2016.

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price

Range of exercise prices:
$2.925	4,000	$2.925	5.3	4,000	$2.925
$6.00	1,000	$6.000	3.5	1,000	$6.000

	5,000	$3.540		5,000	$3.540

The Company accounts for Share-Based Payments under the modified prospective method for its stock options. Compensation cost for fixed based awards is measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Director's stock options under the expired Outside Directors Stock Option Plans are exercisable over a three year period. The fair value of stock option grants to Directors is amortized over the three-year vesting period. During fiscal year ended September 30, 2016 and 2015, $0 and $543, respectively, was expensed as share-based compensation. Total compensation costs related to nonvested awards not yet recognized is $0 (2016).

9. CAPITAL STOCK, TREASURY STOCK, AND CONTRIBUTED CAPITAL

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (832,233 and 933,233 shares in 2016 and 2015, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants (see Notes 4, 5 and 8). The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

10. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory federal income tax rate is as follows:

	2016	2015	2014

Income (Loss) Before Provision for (Recovery of) Income Taxes	$1,333,248	$(122,377)	$8,376
Statutory rate	34%	34%	34%

	453,304	(41,608)	2,848

Permanent differences	1,000	900	1,200
Research and development and other credits - net	(47,400)	(48,500)	(46,300)
Valuation allowance	(3,681,100)	82,200	44,400
Other	(25,404)	7,008	(2,148)

Total recovery of income taxes	$(3,299,600)	$-	$-

Deferred tax assets (liabilities) consist of the following:

	2016	2015

Inventories	$302,600	$81,500
Bad debts	3,400	3,400
Accrued liabilities	77,700	70,600
Prepaid expense	(8,900)	(13,400)
Depreciation and amortization	93,000	46,700
Research and development and other credit carryforwards	2,019,700	1,980,200
Net operating loss carryforward	1,303,000	1,914,300
Directors stock option plan	40,100	40,100
Acquisition costs	-	125,500

	3,830,600	4,248,900
Valuation allowance	(500,000)	(4,248,900)

Total	$3,330,600	$-

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Valuation Reserve

The decrease in the current year valuation reserve of $3,748,900 is due to the expiration of $67,800 of research and development credits and a recovery of $3,681,000 due to the likelihood that the Company will be profitable enough to utilize the majority of the net operating loss and research and development and other credit carryforwards. The increase in the prior year valuation allowance of $82,200 is due to additional reserves due to the losses during the past several years.

Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Net Operating Loss Carryforwards:

The Company has net operating loss and research and development and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	NOLS	R& D & Other Credits
2018	$-	$44,980
2019	-	166,019
2020	-	195,753
2021	-	125,939
2022	-	48,573
2023	-	107,172
2024	-	156,392
2025	-	155,394
2026	-	139,885
2027	-	154,991
2028	-	152,732
2029	1,587,809	68,676
2030	942,727	31,081
2031	358,744	44,712
2032	622,879	59,085
2033	33,807	111,323
2034	186,708	73,198
2035	99,688	76,429
2036	-	107,315

	$3,832,362	$2,019,649

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2016	2015	2014

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$4,632,848	$(122,377)	$8,376
Shares denominator	1,943,625	1,638,215	1,638,215
Per share amount	$2.38	$(.07)	$.01

Effect of Dilutive Securities
Average shares outstanding	1,943,625	1,638,215	1,638,215
Options available under convertible note	-	-	31,097

	1,943,625	1,638,215	1,669,312
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$4,632,848	$(122,377)	$8,376
Per share amount	$2.38	$(.07)	$.01

Options and warrants to purchase 5,000 and 100,000 shares of common stock respectively during fiscal 2016 at prices ranging from $2.50 to $6.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

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

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plan covering all full-time employees. Company contributions to the plan, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2016, 2015 and 2014, the Company made matching contributions to the plan in the amount of $14,412, $15,045 and $16,979, respectively. The Company does not provide any other postretirement benefits to its employees.

13. SEGMENT AND RELATED INFORMATION

The Company's three business units have a common management team and infrastructure. The indicators and gauges unit has different technologies and customers than the other business units. Therefore, the business units have been aggregated into three reportable segments: 1) indicators and gauges; 2) automotive diagnostic tools and equipment; and 3) flexible metal hose and silicone hose. The Company's management evaluates segment performance based primarily on operating earnings before taxes. Non-operating items such as interest income and interest expense are included in general corporate expenses. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets is included in general corporate expenses.

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

Flexible Metal Hose and Silicone Hose:

This segment consists primarily of products designed and manufactured or distributed primarily to the trucking industry. These products are sold to OEMs and to the aftermarket using a variety of distribution methods.

Information by industry segment is set forth below:

Years Ended September 30,	2016	2015	2014

Net Sales
Indicators and Gauges	$1,196,204	$1,298,901	$1,492,348
Automotive Diagnostic Tools and Equipment	3,688,574	4,554,023	4,813,488
Flexible Metal Hose and Silicone Hose	1,761,002	-	-

	$6,645,780	$5,852,924	$6,305,836

Income (Loss) Before Provision for Income Taxes
Indicators and Gauges	$161,878	$260,296	$312,692
Automotive Diagnostic Tools and Equipment	(18,857)	679,720	704,427
Flexible Metal Hose and Silicone Hose	166,075	-	-
General Corporate Expenses	1,024,152	(1,062,393)	(1,008,743)

	$1,333,248	$(122,377)	$8,376

Asset Information

Years Ended September 30,	2016	2015

Identifiable Assets
Indicators and Gauges	$754,149	$729,520
Automotive Diagnostic Tools and Equipment	1,418,345	2,292,737
Flexible Metal Hose and Silicone Hose	6,784,751	-
Corporate	6,477,510	844,318

	$15,434,755	$3,866,575

Geographical Information

Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2016	2015	2014

Revenue:
United States of America	$6,492,423	$5,678,888	$6,149,883
Australia	60,412	20,043	64,744
Canada	59,653	75,612	58,983
England	25,789	21,822	6,938
Mexico	6,976	26,902	25,288
Taiwan and other	527	29,657	-

	$6,645,780	$5,852,924	$6,305,836

All export sales to Australia, Canada, England, Mexico, Taiwan and other foreign countries are made in United States of America Dollars.

14. COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. In December 2016, the Company reached a favorable settlement with the defendant in the suit. See note 15, Subsequent Events, for a description of the settlement terms.

15. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2016 through the date the financial statements were submitted to the Securities and Exchange Commission, and has determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as follows:

On December 20, 2016, management entered into Amendment No. 5 of the Convertible Loan Agreement with Roundball. The amended Convertible Loan Agreement:

●	Continues to provide approximately $467,000 of liquidity to meet on going working capital requirements;
●	Continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%; and
●	Extends the due date of the loan agreement from December 30, 2016 to December 30, 2017.

On December 20, 2016, in connection with amended Convertible Loan Agreement, management also entered into an Amendment No. 2. of the Warrant Agreement with Roundball. The amended Warrant Agreements extend the due date of the agreement from December 30, 2016 to December 30, 2017.

In December 2016, the Company settled the suit against Systech (currently known as Opus Inspection, Inc.). The settlement requires Opus Inspection, Inc. to purchase at least $3.9 million of Hickok’s products over a 27-month period from the date of settlement at a premium, deposit an advance payment of $1.3 million, which will be applied to purchase orders over the next 27 months, and make an additional payment to the Company in the amount of $50,000.

16. ACQUISITIONS

The Company purchased Federal Hose Manufacturing LLC on July 1, 2016 for $5,851,531 in exchange for the issuance of 911,250 shares of Class A stock for $847,463, 303,750 shares of Class B Stock for $235,406, and issuance of promissory notes payable to First Francis Company Inc. for $4,768,662. The purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill.

The purchase price has been allocated to the following accounts:

Cash	$30,097
Accounts Receivable - trade	834,720
Inventory	1,755,879
Prepaid Expenses	9,909
Fixed Assets	769,000
Customer List	1,280,000
Goodwill	1,777,656

Total Assets Acquired	$6,457,261

Accounts Payable	$475,513
Accrued Payroll	14,725
Accrued Expenses	115,725

Total Liabilities Assumed	$605,730

Net Assets Acquired	$5,851,531

Acquisition related costs were $211,951 in 2016, $71,939 in 2015, and $150,921 in 2014. Also, see Note 6, Notes Payable - Related Parties, regarding further information regarding the acquisition and notes issued in connection with such acquisition.

17. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth

Net Sales
2016	$1,376,872	$1,046,624	$1,530,244	$2,692,040
2015	1,162,218	1,091,182	1,804,614	1,794,910
2014	1,050,242	1,116,467	2,130,412	2,008,715

Gross Profit
2016	636,351	352,080	760,814	561,720
2015	362,105	381,991	807,794	1,132,731
2014	360,838	428,031	1,124,914	780,893

Net Income (Loss)
2016	(47,189)	(464,444)	(8,095)	5,152,576
2015	(270,656)	(276,663)	109,631	315,311
2014	(320,287)	(297,655)	386,911	239,407

Net Income (Loss) per Common Share

Basic
2016	(0.03)	(0.28)	(0.01)	2.70
2015	(0.17)	(0.17)	0.07	0.19
2014	(0.20)	(0.18)	0.24	0.15

Diluted
2016	(0.03)	(0.28)	(0.01)	2.70
2015	(0.17)	(0.17)	0.07	0.19
2014	(0.20)	(0.18)	0.23	0.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2016, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

/s/ B. E. Powers

B. E. Powers
Chief Executive Officer

/s/ K. J. Marek

K. J. Marek
Chief Financial Officer

December 29, 2016

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2017, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2017, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of September 30, 2016 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)

Equity compensation plans approved by security holders	5,000	$3.54	150,000

Equity compensation plans not approved by security holders	-	-	-

Total	5,000		150,000

(1)

Represents the total amount of securities available under the Hickok Incorporated 2013 Omnibus Equity Plan (the "Plan"). Types of awards issuable under the Plan include stock options, stock appreciation rights, restricted shares, restricted share units, preference shares and Class A Common Shares in such amounts determined by the Compensation Committee. No securities have been issued under the Plan.

Other information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2017, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2017, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2017, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

HICKOK INCORPORATED By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: December 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 27th day of December, 2016:

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial Officer
Kelly J. Marek	(Principal Financial and Accounting Officer)

/s/ Robert L. Bauman	Director
Robert L. Bauman

/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

2(a)

Agreement and Plan of Merger, dated January 8, 2016, by and among First Francis Company Inc., Federal Hose Manufacturing LLC, Edward F. Crawford, Matthew V. Crawford, the Company and Federal Hose Merger Sub, Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 12, 2016).

3(a)	Amended and Restated Articles of Incorporation. (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).
3(b)	Amended and Restated Code of Regulations. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 12, 2016).
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

10(m)

Warrant Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(n)

Amendment No. 2 to Convertible Loan Agreement, dated December 30, 2013, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 1, 2014) effective through December 30, 2014.

10(o)

Amendment No. 3 to Convertible Loan Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015) effective through December 30, 2015.

10(p)

Amendment No. 1 to Registration Rights Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015).

10(q)

Amendment No. 4 to Convertible Loan Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015 effective through December 30, 2016.

10(r)

Amendment No. 1 to Warrant Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015) effective through December 30, 2016.

10(s)

Revolving Credit Agreement, dated June 3, 2016 between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

10(t)

Revolver Credit Promissory Note, dated June 3, 2016, between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

10(u)

Revolving Credit Promissory Note, dated June 27, 2016, between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 30, 2016).

10(v)

Amendment No. 5 to Convertible Loan Agreement, dated December 20, 2016, by and between the Company and Roundball, LLC. effective through December 30, 2017 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on December 27, 2016).

10(w)

Amendment No. 2 to Warrant Agreement, dated December 20, 2016, by and between the Company and Roundball, LLC. effective through December 30, 2017 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on December 27, 2016).

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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2016 and 2015, and for each of the years in the three-year period ended September 30, 2016, and have issued our report thereon dated December 21, 2016; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN& MOORE, Ltd.
Certified Public Accountants

December 21, 2016
Cleveland, Ohio

     HICKOK INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C	Col. D	Col. E

Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

Deducted from Asset Accounts:

Year Ended September 30, 2014

Reserve for doubtful accounts	$10,000	$(4,446	) (1)	$-	(2)	$(4,446	) (3)	$10,000

Reserve for inventory obsolescence	$793,000	$(113,603	) (5)	$-		$315,897	(4)	$363,500

Reserve for product warranty	$89	$10,275		$-		$10,335		$9

Valuation allowance deferred taxes	$4,122,300	$44,400		$-		$-		$4,166,700

Year Ended September 30, 2015

Reserve for doubtful accounts	$10,000	$(3,255	) (1)	$-	(2)	$(3,255	) (3)	$10,000

Reserve for inventory obsolescence	$363,500	$(47,045	) (5)	$-		$64,955	(4)	$251,500

Reserve for product warranty	$9	$12,555		$-		$12,564		$-

Valuation allowance deferred taxes	$4,166,700	$82,200		$-		$-		$4,248,900

Year Ended September 30, 2016

Reserve for doubtful accounts	$10,000	$(1,784	) (1)	$-	(2)	$(1,784	) (3)	$10,000

Reserve for inventory obsolescence	$251,500	$82,292	(5)	$-		$(98,200	) (4)	$235,592

Reserve for product warranty	$-	$8,912		$-		$8,912		$-

Valuation allowance deferred taxes	$4,248,900	$(3,681,100)		$67,800	(6)	$-		$500,000

(1) Classified as bad debt expense.
(2) Recoveries on accounts charged off in prior years.
(3) Accounts charged off during year as uncollectible.
(4) Inventory charged off during the year as obsolete.
(5) Reduction in inventory obsolescence reserve.

(6) Recovery of net operating loss reserve.