Form 10-K/A
period 2016-09-30
HICKOK INC
filed 2017-01-11
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The Company has offered products for government sponsored emissions testing programs for a number of years.  The Company also developed a product to test for leaks in vehicle evaporative systems (gas tanks). The Company has patents for both of these technologies and has been involved in a lawsuit with a company that infringed on our patents for these products. In December 2016, the Company settled the lawsuit.

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

14. COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company is the plaintiff in a suit pursuing patent infringement against a competitor in the emissions market. In December 2016, the Company reached a favorable settlement with the defendant in the suit. Also see note 15, Subsequent Events.

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

January 11, 2017

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

HICKOK INCORPORATED By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: January 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 11th day of January, 2017:

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