Form 10-K/A
period 2016-09-30
HICKOK INC
filed 2017-02-06
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 27, 2016, 2,074,599 shares of Class A Common Stock and 778,616 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference: None.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2016.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Hickok Incorporated (“Hickok” or the “Company”) Annual Report on Form 10-K for the fiscal year ending September 30, 2016, as filed with the Securities and Exchange Commission (“SEC”) on December 29, 2016, as amended by Amendment No. 1 thereto on Form 10-K/A as filed with the SEC on January 11, 2017 (the “Original Filing”). We are filing this Amendment No. 2 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended September 30, 2016. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. We have not updated the disclosures contained Original Filing to reflect any events which occurred subsequent to the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

INFORMATION CONCERNING NOMINEES FOR DIRECTORS

Name and Age	Business Experience (1)	Year in which first elected Director	Common Shares (2) beneficially owned	Percent of class beneficially owned

Robert L. Bauman Age: 76	President and Chief Executive Officer of the Company from July 1993 to September 1, 2016; Chairman of the Company from July 1993 to May 2001. Employed by the Company in 1962, Mr. Bauman has served in engineering, sales/marketing, and as Vice President, operations manager capacities prior to his election as President in 1991.The Board of Directors has determined that Mr. Bauman should serve as a director because of his previous role as the Company's President and Chief Executive Officer and his extensive experience and knowledge of the Company.	1980	18,413 (3) Class A 176,768 (4) Class B	0.9% 22.7%

Edward F. Crawford Age: 76	Director, Chairman and Chief Executive Officer of Park-Ohio Holdings Corp. since 1992 and President from 1997 to 2003. Chairman and Chief Executive Officer of The Crawford Group (a venture capital, management consulting company) since 1964. Mr. Crawford has amassed extensive knowledge of public and private company strategies and operations. Mr. Crawford brings to the Board his experience in leading a variety of private enterprises for over 40 years.	2012	451,848 (5) Class A 148,838 Class B	21.4% 19.1%

Matthew V. Crawford Age: 47

President and Chief Operating Officer of Park-Ohio Holdings Corp. since 2003, Senior Vice President from 2001 to 2003, and Assistant Secretary and Corporate Counsel from 1995 to 2001. Mr. Crawford has also served as a director of Park-Ohio Holdings Corp. since 1997. President of The Crawford Group (a venture capital, management consulting company) since 1995. Mr. Crawford has amassed extensive knowledge of public and private company strategies and operations. Mr. Crawford has been designated to serve per the Roundball LLC's contractual rights under the Convertible Loan Agreement. Matthew V. Crawford is the son of  Edward F. Crawford.

		2014	1,141,022 (6) Class A 259,968 (7) Class B	46.4% 33.4%

Brian E. Powers Age: 53

Owner of Brian Powers & Associates LLC since 2001 (management consulting firm); Chief Administrative Officer and General Counsel of Greencastle LLC (developer of data centers and clean energy projects), 2014 to 2015; Managing Director of League Park Advisors LLC (mid-market investment banking firm) from 2010 to 2014; Chief Executive Officer of Caxton Growth Partners LLC (strategic management consulting firm) from 2001 to 2010, and President and Chief Executive Officer of the Company since September 2016. Mr. Powers brings over 20 years of diverse experience as a business executive, entrepreneur, management consultant, corporate lawyer and investment banker to the Board.

		2014	13,000 Class A	*

Steven H. Rosen Age: 46	Co-Chief Executive Officer and Co-Founder of Resilience Capital Partners (private equity firm) since 2001. Mr. Rosen brings to the Board an extensive background in mergers and acquisitions, financial analysis and consulting as well as contacts throughout the financial and investing field. Mr. Rosen represents Roundball LLC and has been designated to serve pursuant to Roundball LLC's contractual right under the Convertible Loan Agreement. Mr. Rosen serves on the Board of Directors for Park-Ohio Holdings Corp., a local public company, and several private companies.	2012	677,285 (5)(6) Class A 105,056 (7) Class B	27.5% 13.5%

Kirin M. Smith Age: 38

Managing Partner of Intrinsic Value Capital, L.P. (fundamental equity investment fund) since November 2005; Chief Operating Officer of ProActive Capital Group (capital markets advisory firm) since January 2012; Assistant Vice President of Financial Dynamics (business and financial communications consultancies) for five years prior to November 2005. Mr. Smith brings an extensive background in financial analysis and consulting to the Board, as well as contacts throughout the financial and investing field. Mr. Smith also represents major Class A Common Stock shareholders, bringing this perspective to the Board as well.

		2009	64,049 (8) (9) Class A	3.0%

* Less than one percent

(1) Unless otherwise indicated, the principal occupation shown for each of the Company's Directors has been the principal occupation of such person for at least the past five years. Each Director may be reached c/o the Company at 10514 Dupont Avenue, Cleveland, Ohio 44108.

(2) Class A Common Shares are indicated by "Class A"; Class B Common Shares are indicated by "Class B" and all data is as of January 26, 2017.

(3) The ownership of 15,413 Class A Common Shares held by the Susan F. Bauman Revocable Trust are attributed to Mr. Bauman pursuant to the Securities and Exchange Commission rules.

(4) The ownership of 176,768 Class B Common Shares held by the Robert L. Bauman Revocable Trust is attributed to Mr. Bauman pursuant to the Securities and Exchange Commission rules.

(5) Includes 1,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable options.

(6) Includes 252,367 Class A Common Shares which may be acquired by Roundball LLC upon the conversion of an immediately convertible promissory note, and 100,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable warrants, which are attributed to Mr. Matthew V. Crawford and Mr. Rosen pursuant to the Securities and Exchange Commission rules. The ownership of 320,918 Class A Common Shares held by Roundball LLC are attributed to Mr. Matthew V. Crawford and Mr. Rosen pursuant to the Securities and Exchange Commission rules.

(7) The beneficial ownership of 105,056 Class B Common Shares held by Roundball LLC is attributed to Mr. Matthew V. Crawford and Mr. Rosen pursuant to the Securities and Exchange Commission rules.

(8) The ownership of 51,114 Class A Common Shares held by the Intrinsic Value Capital, L.P.  (a member of a Section 13(d) group) is attributed to Mr. Smith pursuant to the Securities and Exchange Commission rules. Mr. Smith disclaims beneficial ownership of the securities beneficially owned by the other members of the group except to the extent of his pecuniary interest therein. As managing member of Glaubman & Rosenberg Partners, LLC and Glaubman & Rosenberg Advisors, LLC, the general partner and investment manager of Intrinsic Value Capital, L.P., Mr. Smith may be deemed to beneficially own the shares of Common Stock beneficially owned by Intrinsic Value Capital, L.P.

(9) Includes 3,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable options.

INFORMATION REGARDING MEETINGS AND
COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has an Audit Committee and a Compensation Committee. The Board of Directors has determined that Steven H. Rosen, Chairman of the Audit Committee, satisfies the criteria adopted by the Securities and Exchange Commission to serve as "audit committee financial expert" and all three members of such Committee are independent directors. In addition, the Board has a Compensation Committee made up of two independent directors. The Board of Directors has determined that all remaining directors are independent except for Mr. Robert L. Bauman, our former President and Chief Executive Officer, and Mr. Brian E. Powers, who is currently employed by the Company. The determinations of independence described above were made using the definition for independence of directors under NASDAQ listing standards. Set forth below is the membership of the various committees at September 30, 2016 with the number of meetings held during the fiscal year ended September 30, 2016 in parentheses:

Audit Committee (1)	Compensation Committee (1)
Matthew V. Crawford	Edward F. Crawford
Steven H. Rosen	Matthew V. Crawford
Kirin M. Smith

The Audit Committee reviews the activities of the Company's independent auditors and various Company policies and practices. The Compensation Committee determines and reviews overall compensation matters affecting senior managers and officers, including the granting of stock options. The Compensation Committee cannot delegate its authority. The Compensation Committee does not have a formal charter. During the year ended September 30, 2016, the Compensation Committee met once. Members of the Compensation Committee periodically consult with our chief executive officer concerning his recommendations with respect to the compensation of the Company’s officers, other than himself. Neither the Company nor the Compensation Committee consulted any compensation consultants in connection with determining the amount of director or executive compensation with respect to the fiscal year ended September 30, 2016.

The Board of Directors does not have a nominating committee or committee performing similar functions because the Company believes that, as a small business issuer traded on the Over The Counter Pink Sheets, it is not necessary to have a separate nominating committee. Rather, the full Board of Directors participates in the consideration of director nominees. The Board considers experience and other qualifications of any nominee as well as the need for diversity in the Board's expertise. At this time, the Board does not have a formal policy with regard to the consideration of any director candidates recommended by Company shareholders because (i) historically, the Company has not received recommendations from its shareholders and (ii) the costs of establishing and maintaining procedures for the consideration of shareholder nominations would be unduly burdensome.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the Board's existing composition. However, in making its nominations, the Board of Directors considers, among other things, an individual's business experience, industry experience, financial background, breadth of knowledge about issues affecting the Company, availability for meetings and consultation regarding Company matters, and other particular skills and experience possessed by the potential nominee.

The Company does not currently employ an executive search firm, or pay a fee to any other third party, to locate qualified candidates for director positions.

The Board of Directors held eight Board meetings during the fiscal year ended September 30, 2016. During that fiscal year, no Director attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period he or she served as a Director and (ii) the total number of meetings held by committees of the Board on which he or she served, during the period that he or she served. The Company has not adopted a formal policy requiring Directors to attend the Annual Meeting of Shareholders.

The Board provides a process for shareholders to send communications to the Board or any of the individual Directors. Shareholders may send written communications to the Board or any Directors c/o Brian E. Powers, Hickok Incorporated, 10514 Dupont Avenue, Cleveland, Ohio 44108. All shareholder communications will be compiled by Mr. Brian E. Powers and submitted to the Board or the individual Director on a periodic basis.

Board Leadership Structure

From 2001 until August 2016, the Company had a separate Chairman and Chief Executive Officer. In July 2016, Mr. Bauman informed the Company is his plans to retire effective September 1, 2016. Mr. Brian E. Powers was nominated as Chief Executive Officer effective September 1, 2016 in addition to his role as Chairman of the Board. Our Company’s Board of Directors does not have a current requirement that the roles of Chief Executive Officer and Chairman of the Board be either combined or separated. The Board believes it is in the best interests of the shareholders to make this determination based on the position and direction of the Company and the composition of the Board and management team. Currently, the Board of Directors has determined that it is in the best interests of the shareholders at this time for the roles of Chief Executive Officer and Chairman of the Board to be served by a single person.

Oversight of Risk Management

Management is responsible for day-to-day risk assessment and mitigation activities, and the Board is responsible for risk oversight, focusing on the Company’s overall risk management strategy and the steps management is taking to manage the Company’s risks. While the Board as a whole maintains the ultimate oversight responsibility for risk management, the committees of the Board can be assigned responsibility for risk management oversight of specific areas.

The Audit Committee reviews the Company’s portfolio of risk and discusses with management significant financial risks in conjunction with enterprise risk exposures, the Company’s policies with respect to risk assessment and risk management, and the actions management has taken to limit, monitor or control financial and enterprise risk exposure.

The Compensation Committee oversees risk management as it relates to the Company's compensation plans, policies and practices in connection with structuring the Company's executive compensation programs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of the Company's Class A Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors, and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, or written representations provided to the Company that no Form 5s were required, the Company believes that, during the fiscal year ending September 30, 2016, all Section 16(a) filing requirements applicable to its officers, Directors, and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth the compensation for services in all capacities to the Company of the Chief Executive Officer (the "Named Executive Officer").

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Brian E. Powers (3)	2016	$0	0	0	0	$0
Chief Executive Officer

Robert L. Bauman (4)	2016	$95,000	0	0	0	$95,000
President & Chief Executive
Officer

Robert L. Bauman	2015	$93,000	0	0	0	$93,000
President & Chief
Executive Officer

The Named Executive Officer did not receive personal benefits or perquisites during the last fiscal year in excess of $10,000 nor did the Named Executive Officer receive such amounts in the fiscal year ended September 30, 2015. Mr. Bauman's salary was reduced $50,000 per annum effective March 1, 2011 in addition to a 50% salary reduction effective January 1, 2009.

(1) Represents bonuses earned from the plans described in the section "Profit Sharing Plans" below. Bonuses are normally paid after the end of the year for that year (e.g., bonus distributions that accrued in fiscal year 2016 will actually be paid in fiscal year 2017). There was no bonus accrued in fiscal 2016 or 2015.

(2) Represents options to purchase shares of Class A Common Stock. Under the Company's 2013 Omnibus Equity Plan, the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees. During 2016 and 2015 there were no stock options granted to the Named Executive under the 2013 Omnibus Equity Plan.

(3) Mr. Powers was elected as Chief Executive Officer effective September 1, 2016. Mr. Powers annual salary is $70,000.

(4) Mr. Bauman informed the Company of his intention to retire as President & Chief Executive Officer effective September 1, 2016.

2016 Outstanding Equity Awards at Fiscal Year-End

There are no outstanding named executive officer equity awards at September 30, 2016. Under the Company's 2013 Omnibus Equity Plan, the Compensation Committee of the Board of Directors has the authority to grant options to Key Employees. Upon a termination of service with the Company as a result of death, disability or retirement, all stock options and stock appreciation rights held by such participant under this plan become immediately vested and such participant, or such participant's estate as applicable, will be able to exercise the options for the period of time stated in the 2013 Omnibus Equity Plan or as otherwise stated in the agreement governing his or her award. Except as otherwise provided in the 2013 Omnibus equity Plan or a specific award agreement, upon a "change in control" (as defined under the plan) all awards generally become fully exercisable, vested, earned and payable. During fiscal 2016 and 2015, there were no stock options granted to the Named Executive Officers under the 2013 Omnibus Equity Plan. During the fiscal year ended September 30, 2016, there were no stock options granted to the Named Executive Officers listed in the Summary Compensation Table.

Profit Sharing Plans

Under the Company's Charter Documents bonus distributions will be determined by the Compensation Committee of the Board of Directors after considering such factors as the employee's influence on Company results, performance during the preceding years (with emphasis on the previous year) and employee long-term anticipated contribution to corporate goals. The Company's Compensation Committee of the Board of Directors provided no bonuses in fiscal 2016.

DIRECTOR COMPENSATION

The following table sets forth the compensation for services in all capacities by Outside Directors to the Company.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
(a)	(b)	(d)	(h)
Edward F. Crawford (2)	$0	$0	$0
Matthew V. Crawford (3)	0	0	0
Steven H. Rosen (4)	0	0	0
Kirin M. Smith (5)	0	0	0
	$0	$0	$0

For the fiscal year ended September 30, 2016, both employee and non-employee Directors received no fees for attending any Board, Committee or Special Planning meetings held during the year. No other compensation was paid to the Company's Directors.

The current year fees structure represents the continuation of the fee elimination recommended by the Compensation Committee and approved by the Board of Directors established in response to the current economic conditions of the Company. The Board noted that the Directors fees in place prior to such elimination could be re-instituted if and when business conditions improve. On January 6, 2017, the Company awarded 3,000 Class A common shares to each non-employee director under the 2013 Omnibus Equity Plan.

(1) Option Awards (column (d)) represent stock option grants for which, in each case, the Company recorded 2016 compensation expense. Under the required FASB Codification ASC Topic 718 methodology, the compensation expense reflected in column (d) is for grants made in 2016, which was $0. The assumptions used in calculating the Share-Based compensation expense are provided in this Annual Report on Form 10-K.

(2) Mr. Edward F. Crawford has a total of 1,000 option awards outstanding at September 30, 2016.

(3) Mr. Matthew V. Crawford has a total of 0 option awards outstanding at September 30, 2016.

(4) Mr. Steven H. Rosen has a total of 1,000 option awards outstanding at September 30, 2016.

(5) Mr. Kirin M. Smith has a total of 3,000 option awards outstanding at September 30, 2016.

The Company's Outside Directors Stock Option Plans (collectively the "Directors Plans") provided for the automatic grant of options to purchase shares of Class A common stock over a three year period to members of the Board of Directors who are not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans became fully exercisable on March 8, 2015. However, upon the occurrence of a change in control, any and all options granted shall become immediately exercisable. During the fiscal year ended September 30, 2016, there were no shares granted to each Outside Director listed in the Director Compensation Table. Under the Company's 2013 Omnibus Equity Plan, the Compensation Committee of the Board of Directors has the authority to grant options to members of the Board of Directors. During the fiscal year ended 2016, there were no stock options granted to the Named Outside Directors of the Company under the 2013 Omnibus Equity Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2016 with respect to compensation plans (including individual compensation arrangements) under which Common Shares of the Company are authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)

Equity compensation plans approved by security holders	5,000	$3.44	150,000

Equity compensation plans not approved by security holders	-	-	-

Total	5,000		150,000

(1) Represents the total amount of securities available under the Hickok Incorporated 2013 Omnibus Equity Plan. Types of awards issuable under the 2013 Omnibus Equity Plan include stock options, stock appreciation rights, restricted shares, restricted share units, preference shares and Class A Common Shares in such amounts determined by the Compensation Committee. On January 6, 2017, the Company awarded 3,000 Class A common shares to each non-employee director under the 2013 Omnibus Plan.

PRINCIPAL SHAREHOLDERS

The shareholders named in the following table include the executive officer named in the Executive Compensation table below and those persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Shares of the Company as of January 26, 2017. In addition, this table includes the beneficial ownership of Common Shares by the Directors and Executive Officers of the Company as a group on January 26, 2017.

Title of Class	Name and Business Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Common Shares, without par value, Class A and Class B	Janet H. Slade (2) 5862 Briar Hill Drive Solon, Ohio 44139	253 Class A (3) 75,000 Class B (3)	* 9.6%

	Patricia H. Aplin (2) 1178 Bellingham Drive Oceanside, California 92057	112,752 Class A (4) (5) 118,042 Class B (4) (5)	5.4% 15.2%

	Robert L. Bauman 10514 Dupont Avenue Cleveland, Ohio 44108	18,413 Class A (6) 176,768 Class B (6)	0.9% 22.7%

	Edward F. Crawford 10514 Dupont Avenue Cleveland, Ohio 44108	451,848 Class A (14) 148,838 Class B (14)	21.4% 19.1%

	Matthew V. Crawford 10514 Dupont Avenue Cleveland, Ohio 44108	1,141,022 Class A (7) (8) (14) 259,968 Class B (9) (14)	46.4% 33.4%

	Jennifer Elliot 1178 Bellingham Drive Oceanside, CA 92057	112,752 Class A (4)(5) 118,042 Class B (4)(5)	5.4% 15.2%

	Intrinsic Value Capital, L.P. 708 Greenwich Street New York, New York 10014	51,114 Class A (11)	2.4%

	Robert E. Robotti 6 East 43rd Street, 23rd Floor New York, New York 10017	119,149 Class A (12)	5.7%

	Steven H. Rosen 1660 West 2nd Street Suite 1100 Cleveland, Ohio 44113	677,285 Class A (7) (8) (10) 105,056 Class B (9)	27.5% 13.5%

	Roundball LLC 1660 West 2nd Street Suite 1100 Cleveland, Ohio 44113	673,285 Class A (7) (8) 105,056 Class B (9)	27.4% 13.5%

	Kirin M. Smith 708 Greenwich Street, 2E New York, New York 10014	64,049 Class A (11) (13)	3.0%

	Three Bears Trust 1660 West 2nd Street, Ste 1100 Cleveland, Ohio 44122	673,285 Class A (7) (8) 105,056 Class B (9)	27.4% 13.5%

	First Francis Company, Inc.	911,250 Class A (14) 303,750 Class B (14)	43.3% 39.0%

	All Directors and Executive Officers as a group (10 persons)	1,692,412 Class A (15) 585,574 Class B	68.8% 75.2%

* Less than one percent.

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be a beneficial owner of a security if he or she has or shares voting or investment power with respect to such security or has the right to acquire beneficial ownership within 60 days. Accordingly, the amounts shown throughout this Proxy Statement do not purport to represent beneficial ownership, except as determined in accordance with said Rule.

(2) Daughter of the late Robert D. Hickok.

(3) The ownership of 253 Class A Common Shares and 75,000 Class B Common Shares held by the Florence Janet Slade Trust is attributed to Ms. Slade pursuant to the Securities and Exchange Commission rules.

(4) Shares are held by the Aplin Family Trust.

(5) The ownership of 112,752 Class A Common Shares and 118,042 Class B Common Shares held by the Aplin Family Trust are attributed to Mrs. Elliott pursuant to the Securities and Exchange Commission rules.

(6) The ownership of 15,413 Class A Common Shares held by the Susan F. Bauman Revocable Trust and 176,768 Class B Common Shares held by the Robert L. Bauman Revocable Trust are attributed to Mr. Bauman pursuant to the Securities and Exchange Commission rules.

(7) Based on a Schedule 13D/A filed January 13, 2015 with the Securities and Exchange Commission. According to the Schedule 13D/A, Roundball LLC, The Three Bears Trust and Matthew V. Crawford, and Steven H. Rosen have shared voting and dispositive power over 673,285 shares of the Company's Class A Common Shares (or 27.4% of the Class). Roundball LLC, The Three Bears Trust and Matthew V. Crawford, and Steven H. Rosen have shared voting and dispositive power over 95,000 shares of the Company's Class B Common Shares and furthermore Roundball LLC has entered into a 10 year voting agreement with Gretchen Hickok with respect to Ms. Hickok's 10,056 Class B Common Shares.

(8) Includes 252,367 Class A Common Shares which may be acquired by Roundball LLC upon the conversion of an immediately convertible promissory note, 100,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable warrants, which are attributed to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the Securities and Exchange Commission rules. The ownership of 320,918 Class A Common Shares held by Roundball LLC are attributed to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the Securities and Exchange Commission rules.

(9) The beneficial ownership of 105,056 Class B Common Shares held by Roundball LLC is attributed to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the Securities and Exchange Commission rules.

(10) Includes 1,000 Class A Common Shares which Mr. Rosen, as a Director, has the right to acquire upon the exercise of immediately exercisable options.

(11) Based on a Schedule 13D/A filed January 18, 2011 with the Securities and Exchange Commission. The Schedule 13D/A indicates that the following reporting persons have shared voting and shared dispositive power over 51,114 shares of the Company's Class A Common Shares: Intrinsic Value Capital, L.P., Glaubman & Rosenberg Partners, LLC, b & Rosenberg Advisors, LLC, Joseph Hain and Kirin Smith. According to a Form 4 filed January 18, 2011, Joseph Hain has sole voting and dispositive power over an additional 4,150 such shares (for a total, combined with the above mentioned 51,114 shares, of 55,264 shares), and Kirin Smith has sole voting and dispositive power over an additional 9,935 such shares (for a total, combined with the above mentioned 51,114 shares, of 61,049 shares).

(12) Based on a Schedule 13D/A filed December 12, 2014 with the Securities and Exchange Commission. According to the Schedule 13D/A, Robert E. Robotti has shared voting and dispositive power over 113,649 shares of the Company's Class A Common Shares and sole voting and dispositive power over 5,500 Class A Shares. According to the Schedule 13D/A, Robotti & Company, Incorporated, Robotti & Company Advisors, LLC, Kenneth R. Wasiak and Ravenswood Investment Company, L.L.C. have shared voting and shared dispositive power over 91,649 shares of the Company's Class A Common Shares, and The Ravenswood Investment Company, L.P. has shared voting and shared dispositive power over 58,351 shares of the Company's Class A Common Shares. In addition, according to the Schedule 13D/A, Ravenswood Investment III, L.P. has shared voting and shared dispositive power over 33,298 shares of the Company's Class A Common Shares, and R.N.P. Company G.P., Harriet M. Reilly, Joseph E. Reilly, Patrick J. Reilly, Catherine Savvas, Nancy Seklir, PELK Company and Kenneth M. Wasiak have shared voting and shared dispositive power over 22,000 shares of the Company's Class A Common Shares.

(13) Includes 3,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable options.

(14) First Francis Company Inc. is owned and controlled 49% by Mr. Edward Crawford and 51% by Mr. Matthew Crawford. The table assumes that Messsrs. Edward Crawford and Matthew Crawford share the beneficial ownership of the Company stock in accordance with their ownership of First Francis Company Inc.

(15) Includes 357,367 Class A Common Shares which the Directors and the Executive Officers of the Company have the right to acquire upon the exercise of immediately exercisable convertible notes, options, and warrants.

Additional information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Directors and Officers" under Item 10 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH MANAGEMENT

During fiscal years 2016 and 2015, no transactions were proposed or occurred that are required to be disclosed pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, except as follows:

Convertible Loan Agreement. On December 30, 2011, Hickok Incorporated (the "Company") entered into a Convertible Loan Agreement (the "Initial Convertible Loan Agreement") with Roundball LLC, an Ohio limited liability company ("Roundball"), and the Aplin Family Trust (the "Aplin Trust," and, together with Roundball, the "Investors"), and solely with respect to Section 3 thereof, Robert L. Bauman. Under the Initial Convertible Loan Agreement, the Company issued a convertible note to Roundball (the "Roundball Note") in the principal amount of $466,879.87 (the "Closing Roundball Loan Amount") and a convertible note to the Aplin Trust in the principal amount of $208,591.20 (the "Aplin Note," and, together with the Roundball Note, the "Notes"). The Notes are unsecured, bear interest at a rate of 0.20% per annum and were set to mature on December 30, 2012. The Notes rank pari passu with amounts outstanding under the Company's then existing revolving credit agreement.

Under the Initial Convertible Loan Agreement, at any time prior to the maturity date of the Roundball Note, Roundball has the right, exercisable at its option, to cause the Company to borrow up to an additional $466,879.88 from Roundball (the "Roundball Option"). Each loan made pursuant to the Roundball Option may be made on any business day in such amount as Roundball may determine by notice to the Company and shall bear interest from the date of disbursement of such additional loan. However, Roundball may not exercise the Roundball Option with respect to an amount less than $10,000 unless the aggregate amount of the Roundball Option which has not been exercised is less than such amount, in which case Roundball may only exercise the Roundball Option for the entire remaining amount thereof.

The Notes may be converted by the Investors at any time, in whole or in part, into Class A Common Shares of the Company ("Conversion Shares") at a conversion price of $1.85 per share. The Roundball Note, if the Roundball Option has been exercised in full, may not be converted into more than 504,735 Conversion Shares. If the Investors have not fully converted either of the Notes into Conversion Shares by their respective maturity dates, the Company may, at the discretion of the Company's board of directors (the "Board"), either pay the outstanding principal and accrued and unpaid interest outstanding under the applicable Note or convert such Note, in whole, into Conversion Shares.

The Investors also have been provided with certain rights to nominate individuals for election to the Company's Board under the Initial Convertible Loan Agreement. Upon conversion of one-half (1/2) of the Closing Roundball Loan Amount into Conversion Shares, Roundball may, in its sole discretion, cause the Company to include an individual designated by Roundball as a nominee for election to the Board at all subsequent annual meetings of the Company's shareholders that occur prior to the maturity of the Roundball Note (the "Roundball Nominee Power"). Upon conversion of all of the Closing Roundball Loan Amount into Conversion Shares, Roundball may, in its sole discretion, cause the Company to include two individuals selected by Roundball as nominees for election to the Board at all subsequent annual meetings of the Company's shareholders that occur prior to the maturity of the Roundball Note (the "Dual Roundball Nominee Power"). If Roundball has exercised the Roundball Option in full and subsequently converted the Roundball Note in full into Conversion Shares prior to its maturity date, the Roundball Nominee Power and the Dual Roundball Nominee Power shall remain in effect as follows: (i) the Dual Roundball Nominee Power will continue until the earlier to occur of Roundball owning shares representing less than fifteen percent (15%) of the total voting power of the Company, or five (5) years from the closing date of the Initial Convertible Loan Agreement; and (ii) the Roundball Nominee Power will continue until the earlier to occur of Roundball owning shares representing less than ten percent (10%) of the total voting power of the Company, or five (5) years from the closing date of the Initial Convertible Loan Agreement.

The Initial Convertible Loan Agreement contains certain customary affirmative and negative covenants that expire upon the maturity of the Notes, including a restriction on the Company incurring any further indebtedness (subject to certain exceptions) and provisions requiring the proceeds from the Notes to be used exclusively for working capital purposes. The Company also agreed not to make any material change in its business or its present method of conducting business until the maturity dates of the Notes subject to consent.

Other material terms and conditions contained in the Initial Convertible Loan Agreement include a restriction on the transfer of the Notes and Conversion Shares to nonaffiliates of the Investors for one (1) year from the closing date, pre-emptive right for the Investors with respect to issuances by the Company of securities prior to the maturity of the Notes in order to allow the Investors to maintain their ownership in the Company as calculated assuming the Notes have been fully converted, and an obligation of the Company to provide monthly financial statements to the Investors.

Ancillary Agreements. The Company entered into certain other ancillary agreements in connection with the Initial Convertible Loan Agreement. The Company sold 20,000 Class B Shares held in treasury to Roundball at a price of $1.85 per share pursuant to a subscription agreement between the Company and Roundball, dated December 30, 2011 (the "Subscription Agreement"). The Company also entered into a Registration Rights Agreement with the Investors, dated December 30, 2011 (the "Registration Rights Agreement") under which the Investors are provided with certain demand and piggyback registration rights with respect to the Conversion Shares. The Company has also entered into a Voting Agreement with the Investors and the Class B Shareholders of the Company, dated December 30, 2011 (the "Voting Agreement") under which the Class B Shareholders of the Company have agreed, for a period of three years following the date of the Agreement, to vote in favor of any individuals nominated for election to the Board by the Investors in accordance with the Initial Convertible Loan Agreement. The Investors have also agreed under the Voting Agreement to vote in favor of all individuals nominated for election to the Board by the Company during that same three-year period.

On December 30, 2011, Roundball converted $233,438.55 into Class A Common Shares of the Company. In addition, the Company sold 20,000 Class B Common Shares currently held in treasury to Roundball at a price of $1.85 per share per a subscription agreement between the Company and Roundball dated December 30, 2011. Roundball is a major shareholder of the Company's Class A Common Shares and Class B Common Shares. In addition, on August 20, 2012 Roundball converted the remaining $233,441.32 under the Convertible Loan Agreement into Class A Common Shares of the Company. The Company recorded interest expense on the Roundball note of $303 through September 30, 2012. As of September 30, 2013 and 2014, no interest was paid. On December 28, 2012, the Aplin Family Trust converted the $208,591 convertible note into Class A Common Shares of the Company. The Company recorded interest expense on the Aplin Family Trust note of $103 and $314 for fiscal 2013 and 2012 respectively. As of September 30, 2015 interest in the amount of $417 was paid.

On December 30, 2012, the Company and Roundball entered into Amendment No. 1 (“Amendment No. 1”) which amended the Initial Convertible Loan Agreement to, among other things, (i) extend the Roundball Option to December 30, 2013, (ii) provide the Company with the right to cause Roundball to lend up to $250,000 to it, less any amounts outstanding under the Roundball Option (the “Borrower Option”) under a convertible note to Roundball (the “Borrower Option Note”) on the terms and conditions applicable to any borrowings that may be made under the terms of the Initial Convertible Loan Agreement pursuant to the exercise of the Roundball Option, and (iii) extend the maturity date of the Roundball Note to December 30, 2013 with respect to any borrowings made under Amendment No. 1.  Amounts outstanding under loans made pursuant to the Roundball Option and the Borrower Option shall bear interest at a rate of 0.24% per annum and may be converted into Conversion Shares by Roundball and, at maturity, the Company, at the $1.85 conversion price and on the other terms and conditions set forth in the Initial Convertible Loan Agreement.

In partial consideration for Amendment No. 1, the Company and Roundball entered into a Warrant Agreement, dated  December 30, 2012 (the “Roundball Warrant Agreement”), whereby the Company issued a warrant to the Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments.  If not exercised, this warrant was to expire on December 30, 2015. Roundball is an affiliate of Steven Rosen and Matthew Crawford, who are directors of the Company.

On December 30, 2013, the Company and Roundball entered into Amendment No. 2 ("Amendment No. 2") which further amends the existing Initial Convertible Loan Agreement to, among other things, (i) extend the Roundball Option to December 30, 2014, (ii) extend the Borrower Option to December 30, 2014 and (iii) specify that amounts outstanding under loans made pursuant to the Roundball Option and the Borrower Option shall bear interest at a rate of 0.25% per annum and may be converted into Conversion Shares by Roundball and, at maturity, the Company, at the $1.85 conversion price and on the other terms and conditions set forth in the Convertible Loan Agreement. During fiscal year ended September 30, 2014, the Company borrowed $200,000 against this agreement. The Company recorded interest expense on the Roundball note of $228 for fiscal 2014 and as of September 30, 2014, no interest was paid. As of September 30, 2014, the outstanding balance on the Roundball convertible note was $200,000.

On December 31, 2014, the Company and Roundball entered into Amendment No. 3 ("Amendment No. 3") which further amends the existing Initial Convertible Loan Agreement to, among other things, (i) extend the Roundball Option to December 30, 2015, (ii) extend the Borrower Option to December 30, 2015 and (iii) specify that amounts outstanding under loans made pursuant to the Roundball Option and the Borrower Option shall bear interest at a rate of 0.34% per annum and may be converted into Conversion Shares by Roundball and, at maturity, the Company, at the $1.85 conversion price and on the other terms and conditions set forth in the Convertible Loan Agreement. Additionally, Amendment No. 3 provides that all amounts outstanding under the Convertible Loan Agreement may be converted into shares of the Company's Class B stock, subject to shareholder approval. The Company and Roundball also entered into an amendment to the Registration Rights Agreement to provide for certain registration rights if the conversion shares are Class B shares of the Company. On April 2, 2015, the Company's shareholders voted against the proposal to authorize the issuance of Class B Common Shares upon conversion of the convertible note. The Company recorded interest expense on the Roundball note of $644 for fiscal 2015 and as of September 30, 2015, $1,176 of interest was paid. As of September 30, 2015, the outstanding balance on the Roundball convertible note was $200,000.

On December 30, 2015, the Company and Roundball entered into Amendment No. 4 ("Amendment No. 4") which further amends the existing Initial Convertible Loan Agreement to, among other things, (i) extend the Roundball Option to December 30, 2016, and (ii) extend the Borrower Option to December 30, 2016.

On December 30, 2015, in partial consideration for Amendment No. 4, the Company and Roundball entered into Amendment No. 1 to Warrant Agreement (the "Warrant Agreement Amendment") which modifies the Roundball Warrant Agreement by extending the expiration date for exercising such warrants from December 30, 2015 to December 30, 2016.

On December 20, 2016, the Company and Roundball entered into Amendment No. 5 ("Amendment No. 5") which further amends the existing Initial Convertible Loan Agreement to, among other things, (i) extend the Roundball Option to December 30, 2017, and (ii) extend the Borrower Option to December 30, 2017. The maturity date for any convertible notes issued pursuant to the Convertible Loan Agreement, as amended, is December 30, 2017.

On December 20, 2016, in partial consideration for Amendment No. 5, the Company and Roundball entered into Amendment No. 2 to Warrant Agreement (the "Warrant Agreement Amendment") which modifies the Roundball Warrant Agreement by extending the expiration date for exercising such warrants from December 30, 2016 to December 30, 2017.

Revolving Credit Agreement. On June 3, 2016, the Company entered into an unsecured revolving credit agreement with First Francis Company Inc. ("First Francis"). First Francis became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose Manufacturing LLC as further discussed under Acquisition of Federal Hose.

The credit arrangement provides for a revolving credit facility of $250,000 with interest at 4.0% per annum and is unsecured. Each loan made under the credit arrangement will be due and payable in full on the expiration date of the revolver note. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivable or $250,000. The revolving line of credit expires May 31, 2017.

The Company recorded interest expense of $2,889 for fiscal 2016. The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. On October 11, 2016, the outstanding balance of $250,000 plus accrued interest was paid in full.

Acquisition of Federal Hose

The Company purchased Federal Hose Manufacturing LLC (“Federal Hose”) on July 1, 2016 from First Francis Company, Inc. an entity owned by Edward F. Crawford and Matthew V. Crawford, directors of the Company. The Merger Agreement provided that the Company acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 of the Company’s Class A Common Shares; (ii) 303,750 of the Company’s Class B Common Shares; and (iii) $4,768,662 in certain promissory notes issued by the Company, which bear interest at an annual rate of 4% payable quarterly, are subject to redemption over a mandatory 10-year amortization schedule and are required to be fully redeemed within six years of their issuance date. In connection with this transaction, the Company also entered into a ten-year lease agreement with Edward Crawford for use of a facility in Painesville, Ohio out of which the Federal Hose business is operated. The Company, through its Federal Hose subsidiary pays rent to Edward Crawford in the amount of $15,000 per month under the lease agreement.

Additional information required by this Item 13 is incorporated by reference to the information set forth under the caption "Information Regarding Meetings and Committees of the Board of Directors" under Item 10 of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

During the fiscal years ended September 30, 2016 and 2015, Meaden & Moore, Ltd. provided various audit services and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

	2016	2015
Audit Fees	$89,000	$82,100
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	400
All Other Fees	43,400	61,200

Totals	$132,400	$143,700

Audit Fees: Fees for audit services include fees associated with the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q. Audit fees also include fees associated with providing consents included with, and assistance with and review of, documents filed with the SEC.

Audit-Related Fees: There were no Audit-Related Fees.

Tax Fees: Tax Fees are for assistance in the preparation of various tax forms and schedules.

All Other Fees: Other Fees are for services provided in connection with business transactions.

The Audit Committee has determined that the rendering of the non-audit services by Meaden & Moore, Ltd. is compatible with maintaining the auditor's independence.

Audit Committee Pre-Approval Policy: It is the policy of the Company's Audit Committee to approve all engagements of the Company's independent auditor to render audit and non-audit services prior to the initiation of such services. All services listed above were preapproved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3) EXHIBITS

Reference is made to the Exhibit Index set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKOK INCORPORATED By: /s/ Brian E. Powers Brian E. Powers President and Chief Executive Officer Date: February 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 6th day of February, 2017:

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly Marek	Vice President and Chief Financial
Kelly Marek	Officer
(Principal Financial and Accounting Officer)

/s/ Robert L. Bauman	Director
Robert L. Bauman

/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.