Form 10-Q
period 2016-12-31
HICKOK INC
filed 2017-02-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 31, 2017, 2,105,599 shares of Class A Common Stock and 773,616 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

	(Unaudited) December 31, 2016	September 31, 2016

CURRENT ASSETS:
Cash and cash equivalents	$3,607,452	$3,060,734
Accounts receivable-less allowance for doubtful accounts of $10,000	1,059,757	1,354,199
Inventories-less allowance for obsolete inventory of $257,146 and $235,592	3,219,793	3,308,799
Prepaid expenses	167,771	43,085
Total Current Assets	8,054,773	7,766,817

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,477,312	1,448,978
Machinery and equipment	3,519,253	3,392,734
	5,230,044	5,075,191
Less accumulated depreciation	3,813,214	3,771,268
	1,416,830	1,303,923
OTHER ASSETS:
Goodwill	1,777,656	1,777,656
Customer list-less accumulated amortization of $58,182 and $29,091	1,221,818	1,250,909
Deferred income taxes-less valuation allowance of $500,000	3,330,600	3,330,600
Other assets	4,850	4,850
	6,334,924	6,364,015
Total Assets	$15,806,527	$15,434,755

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited) December 31, 2016	September 30, 2016

CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$-
Short-term financing - related party	-	250,000
Notes payable – related party	399,393	379,761
Leases payable	56,450	59,369
Accounts payable	629,669	733,388
Accrued payroll and related expenses	167,726	301,054
Accrued expenses	596,738	593,378
Accrued income taxes	8,000	31,000
Deferred revenue	578,000	-

Total Current Liabilities	2,635,976	2,347,950

LONG-TERM LIABILITIES:
Notes payable - related party	4,287,558	4,388,901
Leases payable	133,292	144,997
Convertible notes payable - related party	-	200,000
Deferred revenue	722,000	-

Total Long-term Liabilities	5,142,850	4,733,898

STOCKHOLDERS' EQUITY:
Common shares - no par value
Class A 10,000,000 shares authorized, 2,090,394 shares issued	2,108,651	2,108,651
Class B 2,500,000 convertible shares authorized, 779,283 shares issued	710,272	710,272
Preferred 1,000,000 shares authorized, no shares outstanding	-	-
Contributed capital	1,741,901	1,741,901
Treasury shares
Class A - 15,795 shares
Class B - 5,667 and 667 shares	(264,841)	(253,341)
Retained earnings	3,731,718	4,045,424

Total Stockholders' Equity	8,027,701	8,352,907

Total Liabilities and Stockholders' Equity	$15,806,527	$15,434,755

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended December 31,
	2016	2015

TOTAL SALES	$2,356,926	$1,376,872

COSTS AND EXPENSES:
Cost of product sold	1,773,688	740,521
Product development	239,010	246,773
Marketing and administrative expenses	651,574	438,225
Interest charges	50,769	174
Legal matter	(50,000)	-
Other income	(2,409)	(1,632)

Total Costs and Expenses	2,662,632	1,424,061

Income (Loss) before Provision for (Recovery of) Income Taxes	(305,706)	(47,189)

Provision for Income Taxes	8,000	-

Net Income (Loss)	$(313,706)	$(47,189)

Net Income (Loss) Per Common Share - Basic	$(0.11)	$(0.03)

Net income (loss) per common share - Diluted	$(0.11)	$(0.03)

Weighted average shares of common stock outstanding - Basic	2,853,107	1,638,215
Weighted average shares of common stock outstanding - Diluted	2,853,107	1,638,215

See accompanying summary of accounting policies and notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$4,001,368	$2,036,706
Cash paid to suppliers and employees	(2,844,212)	(1,628,380)
Interest paid	(67,045)	-
Interest received	295	251
Income taxes paid	(31,000)	-

Net Cash Provided by Operating Activities	1,059,406	408,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(154,853)	(2,184)
Decrease in deposits	-	-

Net Cash (Used in) Investing Activities	(154,853)	(2,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable – related party	(81,711)	-
Payments on short-term financing – related party	(250,000)	-
Payments on lease payable borrowings	(14,624)	-
Purchase of Class B shares	(11,500)	-

Net Cash (Used in) Financing Activities	(357,835)	-

Increase in Cash and Cash Equivalents	546,718	406,393

Cash and Cash Equivalents at Beginning of Period	3,060,734	346,405

Cash and Cash Equivalents at End of Period	$3,607,452	$752,798

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	2016	2015

RECONCILIATION OF NET (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income (Loss)	$(313,706)	$(47,189)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	71,037	31,500

CHANGES IN ASSETS AND LIABILITIES:
Decrease in accounts receivable	294,442	659,834
Decrease in inventories	89,006	5,671
Decrease (Increase) in prepaid expenses	(124,686)	11,456
(Decrease) in accounts payable	(103,719)	(105,550)
(Decrease) in accrued payroll	(133,328)	(29,350)
Increase (Decrease) in accrued expenses	3,360	(117,795)
(Decrease) in accrued income taxes	(23,000)	-
Increase in deferred revenue	1,300,000	-

Total Adjustments	1,373,112	455,766

Net Cash Provided by Operating Activities	$1,059,406	$408,577

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2016

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2016.

2. ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

3. INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of:

	December 31, 2016	September 30, 2016

Raw materials and component parts	$1,719,027	$1,730,563
Work-in-process	446,961	438,447
Finished products	1,053,805	1,139,789

	$3,219,793	$3,308,799

The reserve for inventory obsolescence was $257,146 and $235,592 at December 31, 2016 and September 30, 2016, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of a business on July 1, 2016. Goodwill is not amortized, but will be reviewed on an annual basis for impairment. Amortization of other intangibles (Customer list) is being amortized on a straight-line basis over 11 years. Amortization of other intangibles was $29,091 and $0 for the three months ended December 31, 2016 and 2015, respectively.

5. NOTES PAYABLE

Convertible Notes Payable

On December 30, 2011, management entered into a Convertible Loan Agreement (“Convertible Loan”) with Roundball, LLC (“Roundball”). The Convertible Loan provides approximately $467,000 of liquidity to meet on-going working capital requirements of the Company and allows $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.25%. Roundball, a major shareholder of the Company, is an affiliate of Steven Rosen and Matthew Crawford, Directors of the Company.

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

The outstanding balance on the Convertible Loan as of December 31, 2016, and September 30, 2016 is $200,000.

As part of the Convertible Loan Agreement between the Company and Roundball, the parties entered into a Warrant Agreement, dated December 30, 2012, whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The warrant agreement, as amended, expires December 30, 2017.

Short-Term Financing
On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc., became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose Manufacturing Company, LLC. The agreement provides for a revolving credit facility of $250,000 with interest at 4.0% per annum and is unsecured. Each loan made under the credit arrangement will be due and payable in full on the expiration date of the revolver note. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The revolving line of credit expires on May 31, 2017.

The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. At December 31, 2016, the outstanding balance was $0.

Notes Payable – Related Party

Notes payable - related parties is a result of the acquisition of a business on July 1, 2016 and consists of the following:

	Current December 31, 2016	Total December 31, 2016	Total September 30, 2016
In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022. Collateralized by all of the assets of the Company.	$167,507	$1,965,730	$2,000,000

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022. Collateralized by all of the assets of the Company.	231,886	2,721,221	2,768,662

	$399,393	4,686,951	4,768,662

Less current portion		399,393	379,761

		$4,287,558	$4,388,901

6. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,

	2016	2015

Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$(313,706)	$(47,189)

Shares denominator	2,853,107	1,638,215

Per share amount	$(0.11)	$(0.03)

Effect of Dilutive Securities
Average shares outstanding	2,853,107	1,638,215

Warrants and options	-	-
	2,853,107	1,638,215
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$(313,706)	$(47,189)

Per share amount	$(0.11)	$(0.03)

7. SEGMENT AND RELATED INFORMATION

The Company operates two reportable segments: 1) test and measurement and 2) industrial hose. The Company's management evaluates segment performance based primarily on operating earnings before taxes. Non-operating items such as marketing and general administrative expenses, interest income and interest expense are included in unallocated expenses. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets is included in unallocated expenses.

Test and Measurement:

This segment consists of diagnostic tools and equipment sold to the automotive industry and indicators and gauges sold primarily to companies in the aircraft and locomotive industries. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution methods.

Industrial Hose:
This segment consists primarily of flexible metal and silicone hose products designed and manufactured or distributed primarily to the trucking industry and other industrial end-users. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution methods.

Information by industry segment is set forth below:

Three Months Ended December 31:	2016	2015

Sales
Test and Measurement	$827,066	$1,376,872
Industrial Hose	1,529,860	-
	$2,356,926	$1,376,872

Income (Loss) Before Provision for Income Taxes
Test and Measurement	(45,409)	389,578
Industrial Hose	389,637	-
Unallocated Expenses	(649,934)	(436,767)
	$(305,706)	$(47,189)

Geographical Information

The Company sells the majority (over 95%) of its product within the United States of America. All export sales to foreign countries, which include sales to Australia, Canada, England, Mexico, Taiwan, are made in United States of America Dollars.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company was a party in a suit regarding patent infringement. The parties have resolved the matter.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

10. SUBSEQUENT EVENTS

On January 6, 2017, the Company awarded 31,000 Class A shares to the directors and certain members of management under the 2013 Omnibus Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of Hickok’s financial position at December 31, 2016 and September 30, 2016, results of operations for the three months ended December 31, 2016 and 2015 (first fiscal quarters of 2017 and 2016, respectively), and cash flows for the three months ended December 31, 2016 and 2015, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

Summary

The Company has historically operated two business segments: 1) indicators and gauges that sell primarily to companies in the aircraft and locomotive industries and 2) automotive diagnostic tools and equipment that sell to OEMs and the aftermarket. These segments are now being reported as the Test and Measurement segment. In July 2016, the Company expanded its markets with the acquisition of a manufacturer of flexible metal hose for use in heavy truck, drilling, and grain handling, as well as silicone hose sold to these same industries. The acquisition of this business resulted in a new segment for the Company, referred to as the Industrial Hose segment.

Results of Operations

Sales for the fiscal quarter ended December 31, 2016 increased to $2,356,926, an increase of approximately $980,000 and 71% from sales of $1,376,872 in the first fiscal quarter of the prior year. This increase in sales was attributable to the addition of our industrial hose division, resulting in an increase in sales of approximately $1,530,000. This increase in sales was offset by the decrease in sales from our test and measurements division of approximately $549,800. Sales demand in this division for the first fiscal quarter was soft and is expected to improve throughout the remainder of the fiscal year.

Cost of products sold in the fiscal quarter ended December 31, 2016 was $1,773,688 or 75% of sales compared to $740,521 or 53% of sales in the first fiscal quarter of the prior year. The increase in costs was a combination of the addition of costs related to the industrial hose division and costs from the test and measurement division. Gross margin (sales less costs of products sold) was approximately 25% for the first fiscal quarter of 2017 compared to 46% for the first fiscal quarter of 2015. The primary reason for the decrease in margin is attributable to the sales decrease in the test and measurement for the first quarter. The Company believes that margins will increase throughout the remainder of the fiscal year based on anticipated improved sales.

Product development expenditures in the fiscal quarter ended December 31, 2016 were $239,010 or 10% of sales compared to $246,773 or 18%, respectively, in the fiscal quarter of the prior year. The current level of product development expenses is expected to continue for the balance of the fiscal year. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new products for both the OEM and aftermarket customers.

Marketing and administrative expenses in the fiscal quarter ended December 31, 2016 were $651,574 or 28% of sales compared to $438,225 or 32%, respectively, in the fiscal quarter of the prior year. The increase in marketing and administrative expenses was primarily related to costs related to the addition of the industrial hose division of approximately $235,000, offset by a decrease of approximately $22,000 in the test and measurement division. Marketing and administrative expenses are expected to increase slightly due to investments in the sales process.

Interest charges in the fiscal quarter ended December 31, 2016 were $50,769 compared to $174 in the first fiscal quarter of the prior year. The current year interest expense is primarily due to the recording of interest expense of $47,100 on notes payable related to the acquisition of a business on July 1, 2016. In addition, approximately $3,200 of interest is related to the capital leases for the IT infrastructure replacement that were not in place in the prior year.

The legal matter in fiscal 2017 of $50,000 was related to a lawsuit that was resolved.

Other income was $2,409 in the fiscal quarter ended December 31, 2016 compared with $1,632 in the fiscal quarter of the prior year. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings.

Income taxes in the fiscal quarter ended December 31, 2016 was $8,000 and represents 25% of the expected annual tax expense for fiscal 2017. Income tax expense is expected to be minimal as the Company believes it will be able to utilize the majority of the net operating loss and research and development credit carryforwards before they expire; however, there are certain limitations to the use of these tax credits that are expected to result in a small amount of alternative minimum tax.

The net loss in the fiscal quarter ended December 31, 2016 was $(313,706) or $(0.11) per share as compared to the net loss of $(47,189) or $(0.03) per share in the first fiscal quarter of the prior year. The increased loss is primarily related to lower sales and losses in the test and measurement division of the business in the first quarter. Sales and profitability are expected to improve for the remainder of the fiscal 2017.

Liquidity and Capital Resources

Total current assets at December 31, 2016 increased to approximately $8,055,000 from $7,767,000 at September 30, 2016, an increase of approximately $288,000. The increase in current assets is due primarily to an increase in cash and cash equivalents and prepaid expenses of approximately $547,000 and $125,000, respectively. The increases were offset by a decrease in accounts receivable and inventories of approximately $295,000 and $89,000. The increase in cash and cash equivalents was due primarily to the addition of the industrial hose division and a $1,300,000 cash deposit from a customer related to expected sales from that customer over the next several years. The decrease in inventory and accounts receivable was due primarily to lower sales and production this quarter for the test and measurement division, offset by increases due to the addition of the industrial hose division.

Working capital was approximately $5,400,000 at September 30, 2016 and December 31, 2016. At December 31, 2016, current assets were 3.1 times current liabilities and the total of cash and cash equivalents and receivables was 1.8 times current liabilities. These ratios compare to 3.3 and 1.9 as of September 30, 2016.

Cash provided by operating activities in the fiscal quarter ended December 31, 2016 was approximately $1,059,000 and was adequate to fund the Company's investing activities consisting of capital expenditures of approximately $155,000. Capital expenditures were needed for building improvements as well as for tooling, machinery and equipment for product manufacturing and IT infrastructure.

Cash used in financing activities of approximately $358,000 was primarily related to the $250,000 payment of the short-term financing, payment of approximately $82,000 for the related party notes in accordance with the terms of the notes, and payments of approximately $15,000 related to capital lease payments, and approximately $11,500 for the purchase of Class B shares.

In December 2016, the Company entered into Amendment No. 5 of the Convertible Loan Agreement which provides up to $467,000 of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 5 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2016 to December 30, 2017 and continues to allow $250,000 of borrowing on the agreement at the Company's discretion. At December 31, 2016, the outstanding balance on the loan was $200,000.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the notes payable. In addition, the Company had cash and cash equivalents of approximately $3,607,000 as of December 31, 2016, and continues to maintain liquidity to operate the business. The Company currently has the ability to borrow against the $250,000 short term financing note and the convertible notes.

Management continues to tightly control expenses and will take actions as deemed necessary to maintain the necessary liquidity and generate positive cash flow from operations. Management believes the Company has adequate liquidity for working capital, capital expenditures and other strategic initiatives.

Off-Balance Sheet Arrangements

Hickok has no off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Pronouncements

The Company’s critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management’s Discuss and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended September 30, 2016.

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

ITEM 3. MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk was the funds available from the convertible note agreement and the revolving credit agreement. The Company had an outstanding balance on the convertible note at December 31, 2016, of $200,000 which is subject to a fixed rate of interest of 0.34%. In addition, the Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2,768,662 and a promissory note in the principal amount of $2,000,000, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten-year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default. the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2016, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company was a party in a suit regarding patent infringement. The parties have resolved the matter.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchased 5,000 shares of Class B common stock during the first fiscal quarter of 2017 for $11,500.

ITEM 3 DEFAULTS UPON SENIOR SECURIITES

Not applicable.

ITEM 4. MINE SAFETY DISCSLOURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 14th day of February, 2017, thereunto duly authorized.

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)