Form 10-Q
period 2017-03-31
HICKOK INC
filed 2017-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of April 30, 2017, 2,105,599 shares of Class A Common Stock and 773,616 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(Unaudited) March 31, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,174,522	$3,060,734
Accounts receivable-less allowance for doubtful accounts	1,585,503	1,354,199
Inventories-less allowance for obsolete inventory	3,218,443	3,308,799
Prepaid expenses and other current assets	414,025	43,085

Total Current Assets	8,392,493	7,766,817

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings	1,477,312	1,448,978
Machinery and equipment	3,580,416	3,392,734

	5,291,207	5,075,191
Less accumulated depreciation	3,888,340	3,771,268

Property, Plant and Equipment, Net	1,402,867	1,303,923

OTHER ASSETS:
Goodwill	1,777,656	1,777,656
Customer list-less accumulated amortization	1,192,727	1,250,909
Deferred income taxes-less valuation allowance of $500,000	3,330,600	3,330,600
Other non-current assets	750	4,850

Total Non-Current Other Assets	6,301,733	6,364,015

Total Assets	$16,097,093	$15,434,755

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(Unaudited) March 31, 2017	September 30, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$-
Short-term financing - related party	-	250,000
Notes payable – related party	403,387	379,761
Leases payable	51,825	59,369
Accounts payable	786,541	733,388
Accrued payroll and related expenses	227,695	301,054
Accrued expenses	630,835	593,378
Accrued income taxes	-	31,000
Deferred revenue	631,992	-

Total Current Liabilities	2,932,275	2,347,950

LONG-TERM LIABILITIES:
Notes payable - related party	4,185,201	4,388,901
Leases payable	119,825	144,997
Convertible notes payable - related party	-	200,000
Deferred revenue	510,451	-

Total Long-term Liabilities	4,815,477	4,733,898

STOCKHOLDERS' EQUITY:
Common shares - no par value
Class A 10,000,000 shares authorized, 2,090,394 shares issued	2,217,151	2,108,651
Class B 2,500,000 convertible shares authorized, 779,283 shares issued	710,272	710,272
Preferred 1,000,000 shares authorized, no shares outstanding	-	-
Contributed capital	1,741,901	1,741,901
Treasury shares	(264,841)	(253,341)
Class A - 15,795 shares and
Class B - 5,667 and 667 shares
Retained earnings	3,944,858	4,045,424

Total Stockholders' Equity	8,349,341	8,352,907

Total Liabilities and Stockholders' Equity	$16,097,093	$15,434,755

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2017	2016	2017	2016

TOTAL SALES	$3,346,315	$1,046,624	$5,703,241	$2,423,496

COSTS AND EXPENSES:
COST OF SALES	1,968,801	694,544	3,742,489	1,435,065
Product development	217,316	272,710	456,326	519,483
Marketing and administrative EXPENSES	894,302	542,910	1,545,876	981,135
Interest charges	48,192	3,162	98,961	3,336
Legal matter	-	-	(50,000)	-
Other income	(3,563)	(2,258)	(5,972)	(3,890)

Total Costs and Expenses	3,125,048	1,511,068	5,787,680	2,935,129

Income (Loss) before Provision for Income Taxes	221,267	(464,444)	(84,439)	(511,633)

Provision for Income Taxes	8,127	-	16,127	-

Net Income (Loss)	$213,140	$(464,444)	$(100,566)	$(511,633)

Earnings (Loss) Per Common Share - Basic	$0.07	$(0.28)	$(0.04)	$(0.31)

Earnings (Loss) per Common Share - Diluted	$0.07	$(0.28)	$(0.04)	$(0.31)

Weighted average shares of common stock outstanding – Basic	2,877,493	1,638,215	2,865,165	1,638,215
Weighted average shares of common stock outstanding – Diluted	2,964,729	1,638,215	2,865,165	1,638,215

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended March 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$6,821,937	$3,127,079
Cash paid to suppliers and employees	(5,848,626)	(3,059,419)
Interest paid	(115,722)	(2,991)
Interest received	2,672	556
Income taxes paid	(51,500)	-
Net Cash Provided by Operating Activities	808,761	65,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(220,683)	(247,822)

Net Cash (Used in) Investing Activities	(220,683)	(247,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable – related party	(180,074)	-
Payments on short-term financing – related party	(250,000)	-
Borrowing from capital lease	-	233,115
Payments on capital lease	(32,716)	(15,080)
Purchase of Class B shares	(11,500)	-
Net Cash Provided by (Used in) Financing Activities	(474,290)	218,035

Increase in Cash and Cash Equivalents	113,788	35,438
Cash and Cash Equivalents at Beginning of Period	3,060,734	346,405
Cash and Cash Equivalents at End of Period	$3,174,522	$381,843

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended March 31,
	2017	2016

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income (Loss)	$(100,566)	$(511,633)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	175,254	63,000
Loss on disposal of assets	4,667	-
Non-cash share-based compensation expense	108,500	-

CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(231,304)	703,583
Decrease (Increase) in inventories	90,356	(48,859)
Decrease (Increase) in prepaid expenses and other assets	(366,840)	38,979
Increase (Decrease) in accounts payable	53,153	(37,012)
(Decrease) in accrued payroll and related expenses	(73,359)	(90,144)
Increase (Decrease) in accrued expenses	37,457	(52,689)
(Decrease) in accrued income taxes	(31,000)	-
Increase in deferred revenue	1,142,443	-

Total Adjustments	909,327	576,858

Net Cash Provided by Operating Activities	$808,761	$65,225

See accompanying notes to consolidated financial statements.

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

During the six-month period ended March 31, 2017, there have been no changes to our significant accounting policies as determined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

2. ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $10,141 and $10,000 at March 31, 2017 and September 30, 2016.

3. INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of:

	March 31, 2017	September 30, 2016

Raw materials and component parts	$1,574,883	$1,730,563
Work-in-process	535,981	438,447
Finished products	1,107,579	1,139,789

Inventories, net of reserve	$3,218,443	$3,308,799

The reserve for inventory obsolescence was $478,277 and $235,592 at March 31, 2017 and September 30, 2016, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of a business on July 1, 2016. Goodwill is not amortized, but will be reviewed on an annual basis for impairment. Amortization of other intangibles (Customer list) is being amortized on a straight-line basis over 11 years. Amortization of other intangibles was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Intangible Amortization	$29,091	$-	$58,182	$-

5. PROPERTY, PLANT AND EQUPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Depreciation expense was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Depreciation Expense	$75,459	$31,500	$117,405	$63,000

6. NOTES PAYABLE

Convertible Notes Payable

On December 30, 2011, management entered into a Convertible Loan Agreement (“Convertible Loan”) with Roundball, LLC (“Roundball”). The Convertible Loan provides approximately $467,000 of liquidity to meet on- going working capital requirements of the Company and allows $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.25%. Roundball, a major shareholder of the Company, is an affiliate of Steven Rosen and Matthew Crawford, Directors of the Company.

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

The outstanding balance on the Convertible Loan as of March 31, 2017, and September 30, 2016 is $200,000.

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

Short-Term Financing
On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc. became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose Manufacturing Company, LLC. The agreement provides for a revolving credit facility of $250,000 with interest at 4.0% per annum and is unsecured. Each loan made under the credit arrangement will be due and payable in full on the expiration date of the revolver note. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The revolving line of credit expires on May 31, 2017.

The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. At March 31, 2017, the outstanding balance was $0.

Notes Payable – Related Party

Notes payable - related parties is a result of the acquisition of a business on July 1, 2016 and consists of the following:

	Current March 31, 2017	Total March 31, 2017	Total September 30, 2016
In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022. Collateralized by all of the assets of the Company.	$169,182	$1,924,476	$2,000,000

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022. Collateralized by all of the assets of the Company.	234,205	2,664,112	2,768,662

	$403,387	4,588,588	4,768,662

Less current portion		403,387	379,761

		$4,185,201	$4,388,901

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,

	2017	2016	2017	2016

Earnings (Loss) Per Share - Basic
Net Income (Loss)	$213,140	$(464,444)	$(100,566)	$(511,633)

Weighted average shares of common stock outstanding - Basic	2,877,493	1,638,215	2,865,165	1,638,215

Earnings (Loss) Per Share - Basic	$0.07	$(0.28)	$(0.04)	$(0.31)

Earnings (Loss) Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,877,493	1,638,215	2,865,165	1,638,215

Warrants and options	87,236	-	-	-
Weighted average shares of common stock - Diluted	2,964,729	1,638,215	2,865,165	1,638,215

Net Income (Loss)	$213,140	$(464,444)	$(100,566)	$(511,633)

Earnings (Loss) Per Share - Diluted	$0.07	$(0.28)	$(0.04)	$(0.31)

8. SEGMENT AND RELATED INFORMATION

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

Information by industry segment is set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,

	2017	2016	2017	2016

Sales
Test and Measurement	$1,770,071	$1,046,624	$2,597,137	$2,423,496
Industrial Hose	1,576,244	-	3,106,104	-
Total Sales	$3,346,315	$1,046,624	$5,703,241	$2,423,496

Income (Loss) Before Provision for Income Taxes
Test and Measurement	$734,228	$79,370	688,818	468,948
Industrial Hose	425,970	-	815,607	-
Administrative and Other Expenses	(938,931)	(543,814)	(1,588,864)	(980,581)

Income (Loss) Before Provision for Income Taxes	$221,267	$(464,444)	$(84,439)	$(511,633)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of Hickok’s financial position at March 31, 2017 and September 30, 2016, results of operations for the three and six months ended March 31, 2017 and 2016, and cash flows for the six months ended March 31, 2017 and 2016, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

Summary

The Company has historically operated two divisions: 1) indicators and gauges that sell primarily to companies in the aircraft and locomotive industries and 2) automotive diagnostic tools and equipment that sell to OEMs and the aftermarket. These divisions are now being reported as the Test and Measurement segment. In July 2016, the Company expanded its markets with the acquisition of a manufacturer of flexible metal hose for use in heavy truck, drilling, and grain handling, as well as silicone hose sold to these same industries. The acquisition of this business resulted in a new segment for the Company, referred to as the Industrial Hose division.

Results of Operations – Three Months Ended March 31, 2017 and 2016

Sales for the fiscal quarter ended March 31, 2017 increased to $3.3 million, an increase of approximately $2.3 million and 220% from sales of $1.0 million in the same fiscal quarter of the prior year. This increase in sales was attributable to the addition of our Industrial Hose division, resulting in an increase in sales of approximately $1.6 million. In addition, sales increased approximately $0.7 million from our Test and Measurement division.

Cost of products sold in the fiscal quarter ended March 31, 2017 was $2.0 million or 59% of sales compared to $0.7 million or 66% of sales in the same fiscal quarter of the prior year. The increase in costs was associated with higher sales for the quarter in both the Industrial Hose division and the Test and Measurement division. Gross margin (sales less costs of products sold) was approximately 41% for second fiscal quarter of 2017 compared to 34% for the same fiscal quarter of 2016. The primary reason for the increase in margin is attributable to higher sales in the Test and Measurement division for the second quarter.

Product development expenditures were $0.2 million in the fiscal quarter ended March 31, 2017, which was consistent with expenses in same fiscal quarter of the prior year. Product development expenditures relate to the Test and Measurement division as there are no product development costs related to Industrial Hose division. The current level of product development expenses is expected to continue for the balance of the fiscal year. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new products for both the OEM and aftermarket customers.

Marketing and administrative expenses in the fiscal quarter ended March 31, 2017 were $0.9 million or 27% of sales compared to $0.5 million or 52% of sales, respectively, in the same fiscal quarter of the prior year. The increase in marketing and administrative expenses was primarily related to costs related to the addition of the Industrial Hose division of approximately $0.3 million. In addition, the Company incurred higher sales expenses in support of higher sales and higher depreciation expenses related to the investment in the IT infrastructure.

Interest charges in the fiscal quarter ended March 31, 2017 were approximately $48 thousand compared to $3 thousand in the same fiscal quarter of the prior year. The current year interest expense is primarily due to the recording of interest expense on notes payable related to the acquisition of a business on July 1, 2016, as well as interest related the capital leases for the IT infrastructure replacement put in place a year ago. Other income was $4 thousand in the fiscal quarter ended March 31, 2017 compared with $2 thousand in the same fiscal quarter of the prior year. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings.

Income tax expense is expected to be minimal as the Company believes it will be able to utilize the majority of the net operating loss and research and development credit carryforwards before they expire; however, there are certain limitations to the use of these tax credits that are expected to result in a small amount of alternative minimum tax.

The net income in the fiscal quarter ended March 31, 2017 was $0.2 million or $0.07 per share as compared to the net loss of $0.5 million or $0.28 per share in the same fiscal quarter of the prior year.

Results of Operations – Six Months Ended March 31, 2017 and 2016

Sales for the six months ended March 31, 2017 increased to $5.7 million, an increase of approximately $3.3 million and 135% from sales of $2.4 million in the same period a year ago. This increase in sales was attributable to the addition of our Industrial Hose division, resulting in an increase in sales of approximately $3.1 million. Sales from our Test and Measurement division increased $0.2 million, representing a modest increase from the prior period. Sales demand in this division increased substantially during the second quarter of fiscal 2017 and is expected to continue to be strong during the third fiscal quarter.

Cost of products sold in the six months ended March 31, 2017 was $3.7 million or 66% of sales compared to $1.4 million or 59% of sales in the same period a year ago. The increase in costs was a combination of the addition of costs related to the Industrial Hose division and costs from the Test and Measurement division. Gross margin (sales less costs of products sold) was approximately 34% for the six-month period ended March 31, 2017 compared to 41% for the same period a year ago. The primary reason for the decrease in margin is attributable to the lower sales in theTtest and Measurement during the first fiscal quarter of 2017. The Company expects margins to continue in line with the margins during the second quarter of 2017.

Product development expenditures in the six months ended March 31, 2017 were $0.5 million or 8% of sales compared to $0.5 million or 21%, respectively, in the same period a year ago. The current level of product development expenses is expected to continue for the balance of the fiscal year. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new products for both the OEM and aftermarket customers.

Marketing and administrative expenses in the six months ended March 31, 2017 were $1.5 million or 27% of sales compared to $1.0 million or 40%, respectively, in the same period a year ago. The increase was primarily due to costs associated the Industrial Hose division, representing $0.5 million in costs, which includes intangible amortization.

Interest charges in the six-month period ended March 31, 2017 were $99 thousand compared to $3 thousand in the same period a year ago. The current year interest expense is primarily due to the recording of interest expense for the notes payable related to the acquisition of a business on July 1, 2016.

Other income was $6 thousand in the six-month period ended March 31, 2017 compared with $4 thousand in the same period a year ago. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings.

Income tax expense is expected to be minimal as the Company believes it will be able to utilize the majority of the net operating loss and research and development credit carryforwards before they expire; however, there are certain limitations to the use of these tax credits that are expected to result in a small amount of alternative minimum tax.

The net loss in the six-month period ended March 31, 2017 was $0.1 million or $0.04 per share as compared to the net loss of $0.5 million or $0.31 per share in the same period a year ago.

Liquidity and Capital Resources

Total current assets at March 31, 2017 increased to approximately $8.4 million from $7.8 million at September 30, 2016, an increase of $0.6 million. The increase in current assets is due to an increase in cash and cash equivalents of $0.1 million, accounts receivable of $0.2 million, and prepaid expenses and other assets of approximately $0.4 million, respectively. The increases were offset by a decrease in inventories of approximately $0.1 million.

The increase in cash and cash equivalents was due primarily to the addition of the Industrial Hose division and a $1.3 million cash deposit from a customer related to expected sales from that customer over the next few years. The increase in accounts receivable was due primarily to the increase in sales.

Working capital was approximately $5.5 million at March 31, 2017 as compared to working capital of $5.4 September 30, 2016. At March 31, 2017, current assets were 2.9 times current liabilities and the total of cash and cash equivalents and receivables was 1.6 times current liabilities. These ratios compare to 3.3 and 1.9 as of September 30, 2016.

Cash provided by operating activities in the six months ended March 31, 2017 was approximately $0.8 million and was adequate to fund the Company's investing activities consisting of capital expenditures of approximately $0.2 million, as well as service debt payments. Capital expenditures were needed for building improvements as well as for tooling, machinery and equipment for product manufacturing.

Cash used in financing activities of approximately $0.5 million was primarily related to the $0.3 million payment of the short-term financing and payment of approximately $0.2 million for the related party notes in accordance with the terms of the notes.

The Company has several borrowing arrangements as discussed in Note 4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The Convertible Notes provide liquidity to the Company for working capital. In December 2016, the Company entered into Amendment No. 5 of the Convertible Loan Agreement. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The amended Convertible Loan:

●	Continues to provide approximately $467,000 of liquidity to meet on going working capital requirements;
●	Continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%; and
●	Extends the due date of the loan agreement from December 30, 2016 to December 30, 2017.

The outstanding balance on the Convertible Loan as of March 31, 2017 and September 30, 2016 is $200,000.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the notes payable. In addition, the Company had cash and cash equivalents of approximately $3.2 million as of March 31, 2017, and continues to maintain liquidity to operate the business. The Company currently has the ability to borrow against the convertible notes.

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

ITEM 3. MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk was the funds available from the convertible note agreement and the revolving credit agreement. The Company had an outstanding balance on the convertible note at March 31, 2017 of $200,000 which is subject to a fixed rate of interest of 0.34%. In addition, the Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2,768,662 and a promissory note in the principal amount of $2,000,000, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten-year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default. The Company believes that the market risk relating to interest rate movements is minimal.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 15th day of May, 2017, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)