Form 10-Q
period 2017-06-30
HICKOK INC
filed 2017-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 31, 2017, 2,114,886 shares of Class A Common Stock and 773,616 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HICKOK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,030,560	$3,060,734
Accounts receivable-less allowance for doubtful accounts	8,702,023	1,354,199
Costs in Excess of Billings and estimated costs	3,106,868
Inventories-less allowance for obsolete inventory	3,896,865	3,308,799
Prepaid Expenses and other current assets	715,740	43,085
Total Current Assets	17,452,056	7,766,817

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings and Leasehold Improvements	2,028,914	1,448,978
Machinery and Equipment	5,236,781	3,392,734
Total Property, Plant and Equipment	7,499,174	5,075,191
Less accumulated depreciation	3,974,633	3,771,268
Property, Plant and Equipment, Net	3,524,541	1,303,923

OTHER ASSETS:
Goodwill	2,409,048	1,777,656
Intangibles, net of accumulated amortization	2,330,914	1,250,909
Deferred income taxes-less valuation allowance of $500,000	3,330,600	3,330,600
Other non-current assets	3,250	4,850
Total Non-Current Other Assets	8,073,812	6,364,015

Total Assets	$29,050,409	$15,434,755

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2017	September 30, 2016
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$-
Short-term financing - related party	-	250,000
Notes payable - related party	142,726	379,761
Bank Debt - Current	500,000	-
Leases payable	42,896	59,369
Accounts payable	3,324,482	733,388
Billings in Excess of Costs & Earnings	647,276
Accrued payroll and related expenses	838,458	301,054
Accrued expenses	1,362,390	593,378
Accrued income taxes	77,744	31,000
Deferred revenue	503,646	-
Total Current Liabilities	7,639,618	2,347,950

LONG-TERM LIABILITIES:
Notes payable - related party	3,861,766	4,388,901
Bank Debt	7,700,000	-
Leases payable	151,208	144,997
Convertible notes payable - related party	-	200,000
Deferred revenue	377,735	-
Total Long-Term Liabilities	12,090,709	4,733,898
STOCKHOLDERS' EQUITY
Common shares - no par value
Class A 10,000,000 shares authorized, 2,130,681 and 2,090,394 shares issued	2,246,369	2,108,651
Class B 2,500,000 convertible shares authorized, 779,283 shares issued	710,272	710,272
Preferred 1,000,000 shares authorized, no shares outstanding	-	-
Contributed capital	1,741,901	1,741,901
Treasury shares	(264,841)	(253,341)
Class A - 15,795 shares
Class B - 5,667 and 667 shares
Retained earnings	4,886,381	4,045,424
Total Stockholders' Equity	9,320,082	8,352,907

Total Liabilities and Stockholders' Equity	$29,050,409	$15,434,755

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
TOTAL SALES	$7,220,626	$1,530,244	$12,923,867	$3,953,740

COSTS AND EXPENSES:
Cost of Sales	4,191,480	769,430	7,933,969	2,204,495
Product Development	179,840	258,406	636,166	777,889
Selling, General and Administrative Expenses	1,808,920	507,326	3,354,796	1,488,461
Interest Charges	66,695	4,843	165,656	8,179
Legal matter	-	-	(50,000)	-
Other income	(5,205)	(1,666)	(11,177)	(5,556)

Total Costs and Expenses	6,241,730	1,538,339	12,029,410	4,473,468
Income (Loss) before Provision for Income Taxes	978,896	(8,095)	894,457	(519,728)
Provision for Income Taxes	37,373	-	53,500	-

Net Income (Loss)	$941,523	$(8,095)	$840,957	$(519,728)

Earnings (Loss) Per Common Share - Basic	$0.33	$(0.00)	$0.29	$(0.32)
Earnings (Loss) Per Common Share - Diluted	$0.31	$(0.00)	$0.28	$(0.32)

Weighted Average Shares of Common Stock Outstanding - Basic	2,880,719	1,638,215	2,870,349	1,638,215
Weighted Average Shares of Common Stock Outstanding - Diluted	3,044,440	1,638,215	2,962,430	1,638,215

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended
	June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$15,510,323	$4,261,359
Cash paid to suppliers and employees	(13,874,832)	(4,542,057)
Interest paid	(176,219)	(7,329)
Interest received	4,049	632
Income taxes paid	(51,500)	-
Net Cash Provided by (Used in) Operating Activities	1,411,821	(287,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in purchase of business	(10,250,000)
Capital Expenditures	(314,530)	(26,435)
Net Cash Used in Investing Activities	(10,564,530)	(26,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Related Party Notes	(764,170)	-
Payments on related party short-term financing	(250,000)
Borrowing on short-term financing	-	250,000
Borrowing on bank debt	8,500,000	-
Payment on bank debt	(300,000)
Payments on capital lease	(51,795)	(26,524)
Purchase of Class B shares	(11,500)	-
Net Cash Provided by Financing Activities	7,122,535	223,476

Decrease in Cash and Cash Equivalents	(2,030,174)	(90,354)
Cash and Cash Equivalents at Beginning of Period	3,060,734	346,405
Cash and Cash Equivalents at End of Period	$1,030,560	$256,051

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended
	June 30
	2017	2016
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income (Loss)	$840,957	$(519,728)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	353,693	94,500
Loss on disposal of assets	2,667	-
Non-cash share-based compensation expense	129,832	-

CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable	(2,586,456)	307,619
Decrease (Increase) in excess of billing	873,956	-
Decrease (Increase) in inventories	6,437	(22,161)
Decrease (Increase) in prepaid expenses and other assets	(610,393)	58,856
Increase (Decrease) in accounts payable	864,476	(107,043)
Increase (Decrease) in billings in excess of costs and earnings	52,732	(35,063)
Increase (Decrease) in accrued payroll and related expenses	211,454	(64,375)
Increase (Decrease) in accrued expenses	344,341	-
Increase (Decrease) in accrued income taxes	46,744	-
Increase (Decrease) in deferred revenue	881,381	-
Total Adjustments	570,864	232,333
Net Cash Provided by Operating Activities	$1,411,821	$(287,395)

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

During the nine-month period ended June 30, 2017, there have been no changes to our significant accounting policies as determined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The Company completed the acquisition of certain assets of Air Enterprises Acquisition, LLC in Akron, Ohio on June 1, 2017. The acquired business, which will continue to operate under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. The significant accounting policies as a result of the acquisition of this business are disclosed below.

Revenue Recognition:

Revenue from contracts is recognized on the percentage-of-completion method measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct costs and allocations of indirect costs. Provisions for estimated losses on uncompleted contracts are made in the period in which it is determined a loss will be incurred. As long-term contracts extend over one or more years, revisions in costs and profits estimated during the work are reflected in the accounting period in which the facts requiring the changes become known.

Because of the inherent uncertainties in estimating costs, it is at least reasonably possible the estimates of costs and revenue will change in the next year. Revenue earned on contracts in progress in excess of billings are classified as an asset. Amounts billed in excess of revenue earned are classified as a liability. The length of the contracts varies, but is typically three to six months.

Revenue relating to replacement parts is recognized upon the shipment of goods or rendering of services to customers.

Deferred Commissions:

Commissions are earned based on the percentage-of-completion of the contract. Commissions are paid upon receipt of payment for units shipped.

Product Warranties:

The Company provides a warranty for its customer air handling business covering parts for 12 months from startup or 18 months from shipment, whichever comes first. The warranty reserve is maintained at a level which, in management’s judgment, is adequate to absorb potential warranties incurred. The amount of the reserve is based on management’s knowledge of the contracts and historical trends. Because of the uncertainties involved in the contracts, it is reasonably possible that management’s estimates may change in the near term. However, the amount of change that is reasonably possible cannot be precisely estimated at this time.

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $117,750 and $10,000 at June 30, 2017 and September 30, 2016.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of:

	June 30, 2017	September 30, 2016

Raw materials and component parts	$2,760,341	$1,730,563
Work-in-process	592,670	438,447
Finished products	543,854	1,139,789

Inventories, net of reserve	$3,896,865	$3,308,799

The reserve for inventory obsolescence was $561,087 and $235,592 at June 30, 2017 and September 30, 2016, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses on June 1, 2017 and July 1, 2016. Goodwill is not amortized, but will be reviewed on an annual basis for impairment. Amortization of other intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	June 30, 2017	September 30, 2016
Customer List: Backlog	$1,970,000	$1,280,000
Non-Compete Agreements	200,000	0
Trademarks	340,000	0
Other Intangibles	2,510,000	1,280,000
Accumulated Amortization	(179,086)	(29,091)
Other Intangibles, Net	$2,330,914	$1,250,909

Amortization of other intangibles was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Intangible Amortization	$91,813	$-	$149,995	$-

6.  PROPERTY, PLANT AND EQUPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Depreciation expense was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Depreciation Expense	$86,293	$31,500	$203,698	$94,500

7.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender (the “Credit Agreement”). The Credit Agreement is comprised of a revolving facility in the amount of $8,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves as defined in the Credit Agreement) and a term A loan in the amount of $2,000,000, payable in consecutive monthly installments of $41,667 commencing on July 1, 2017.

The revolving facility includes a $3 million sublimit for the issuance of letters of credit.  Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.00% for Prime Rate loans and (ii) 2.00% for LIBOR loans. The maturity date of the revolving facility is June 1, 2020. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is June 1, 2021. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants, including fixed charge coverage ratio and senior funded indebtedness to EBITDA ratio financial covenants.

In connection with entering into the Credit Agreement, the Company made a onetime prepayment of a portion of the outstanding principal under outstanding promissory notes held by First Francis Company Inc. (“First Francis”), in the amount of $500,000.  The Company will not be required to make any of the scheduled quarterly payments due under these notes for the remainder of calendar 2017. First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

Bank debt balances consist of the following:

	Current June 30, 2017	Total June 30, 2017	Total September 30, 2016
Term Debt	$500,000	$2,000,000	$-
Revolving Debt	-	6,200,000	-
Total Bank Debt		8,200,000	-
Less: Current Portion		500,000
Non-Current Bank Debt		7,700,000

8. NOTES PAYABLE

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

The outstanding balance on the Convertible Loan as of June 30, 2017, and September 30, 2016 was $200,000.

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

Short-Term Financing
On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis Company Inc. First Francis Company Inc. became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose Manufacturing, LLC. The agreement provides for a revolving credit facility of $250,000 with interest at 4.0% per annum and is unsecured. Each loan made under the credit arrangement will be due and payable in full on the expiration date of the revolver note. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The revolving line of credit expired on May 31, 2017.

The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. At June 30, 2017, the outstanding balance was $0.

Notes Payable – Related Party

Notes payable - related parties is a result of the acquisition of a business on July 1, 2016 and consists of the following:

	Current June 30, 2017	Total June 30, 2017	Total September 30, 2016
In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	$81,254	$1,639,206	$2,000,000

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, bearing interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	61,472	2,365,286	2,768,662

	$142,726	4,004,492	4,768,662

Less current portion		142,726	379,761

		$3,861,766	$4,388,901

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2017	2016	2017	2016

Earnings (Loss) Per Share - Basic
Net Income (Loss)	$941,523	$(8,095)	$840,957	$(519,728)
Weighted average shares of common stock outstanding - Basic	2,880,719	1,638,215	2,870,349	1,638,215
Earnings (Loss) Per Share - Basic	$0.33	$(0.00)	$0.29	$(0.32)

Earnings (Loss) Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,880,719	1,638,215	2,870,349	1,638,215
Warrants, Options and Convertible Notes	163,721	-	92,081	-
Weighted average shares of common stock -Diluted	3,044,440	1,638,215	2,962,430	1,638,215
Earnings (Loss) Per Share - Diluted	$0.31	$(0.00)	$0.28	$(0.32)

10. ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition, LLC on June 1, 2017 for $10,250,000. The acquired business will continue to operate under the name Air Enterprises (“AE”). AE manufactures custom air handling units under fixed price contracts. Its customers are typically in the health care, university, research, pharmaceutical and industrial manufacturing market segments, and span all across the United States and worldwide. AE has one operating location in Northeastern Ohio. The purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

Accounts Receivable	$4,761,368
Inventory	594,503
Costs in excess of billings and estimated costs	3,980,824
Fixed Assets	2,112,120
Prepaid and Other Assets	53,110
Intangibles Assets	1,230,000
Goodwill	631,392
Total Assets Acquired	$13,363,317

Accounts Payable	$1,726,618
Billings in Excess of costs and earnings	594,545
Accrued Payroll and related expenses	325,950
Accrued Expense	424,671
Lease Payable	41,533
Total Liabilities Assumed	$3,113,317

Net Assets Acquired	$10,250,000

Acquisition related costs were approximately $0.3 million for the three and nine months ended June 30, 2017.

11. SEGMENT AND RELATED INFORMATION

The Company operates three reportable segments: 1) commercial air handling, 2) test and measurement and 3) industrial hose. The Company's management evaluates segment performance based primarily on operating earnings before taxes.. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets is included in selling, general and administrative expenses.

Commercial Air Handling:
This segment manufactures custom air handling units under fixed price contract to customers in the health care, university, research, pharmaceutical and industrial manufacturing market segments, and across the United States and worldwide.

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

Information by industry segment is set forth below:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2017	2016	2017	2016

Sales
Commercial Air Handling	$3,343,945	$-	$3,343,945	$-
Test and Measurement	2,452,854	1,530,244	5,049,991	3,953,740
Industrial Hose	1,423,827	-	4,529,931	-
Total Sales	$7,220,626	$1,530,244	$12,923,867	$3,953,740

Income (Loss) Before Provision for Income Taxes
Commercial Air Handling	607,471	-	607,471	-
Test and Measurement (1)	880,600	(8,095)	(19,446)	(519,728)
Industrial Hose	(509,175)	-	306,433	-
Income (Loss) Before Provision for Income Taxes	$978,896	$(8,095)	$894,458	$(519,728)

(1)	Certain Expenses such as corporate general and administrative expenses, acquisition related expense and interest expense are included in the Test and Measurement division.

12. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of Hickok’s financial position at June 30, 2017 and September 30, 2016, results of operations for the three and nine months ended June 30, 2017 and 2016, and cash flows for the nine months ended June 30, 2017 and 2016, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

Summary

The Company has historically operated two divisions: 1) indicators and gauges that sell primarily to companies in the aircraft and locomotive industries and 2) automotive diagnostic tools and equipment that sell to OEMs and the aftermarket. These divisions are now being reported as the Test and Measurement segment. In July 2016, the Company expanded its markets with the acquisition of a manufacturer of flexible metal hose for use in heavy truck, drilling, and grain handling, as well as silicone hose sold to these same industries. The acquisition of this business resulted in a new segment for the Company, referred to as the Industrial Hose division. In June 2017, the Company expanded its markets further with the acquisition of a manufacturer of commercial air handling for customers in the health care, university, research, pharmaceutical and industrial manufacturing market segments. The acquisition of this business resulted in a new segment for the Company, referred to as the Commercial Air Handling division.

Results of Operations – Three Months Ended June 30, 2017 and 2016

Sales for the fiscal quarter ended June 30, 2017 increased to $7.2 million, an increase of approximately $5.7 million and 372% from sales of $1.5 million in the same fiscal quarter of the prior year. This increase in sales was primarily attributable to the addition of our Commercial Air Handling division on June 1, 2017 and the Industrial Hose division acquired July 1, 2016.

Cost of products sold in the fiscal quarter ended June 30, 2017 was $4.2 million or 58% of sales compared to $ 0.8 million or 50% of sales in the same fiscal quarter of the prior year. The increase in costs was associated with higher sales for the quarter in all three divisions. Gross margin (sales less costs of products sold) was approximately 42% for the third fiscal quarter of 2017 compared to 50% for the same fiscal quarter of 2016.

Product development expenditures were $0.2 million in the fiscal quarter ended June 30, 2017, which was a modest decrease from $0.3 million in same fiscal quarter of the prior year. Product development expenditures relate to the Test and Measurement division. The current level of product development expenses is expected to continue for the balance of the fiscal year. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new products for both the OEM and aftermarket customers.

Selling, general and administrative expenses in the fiscal quarter ended June 30, 2017 were $1.8 million or 25% of sales compared to $0.5 million or 33% of sales, respectively, in the same fiscal quarter of the prior year. The increase in selling, general and administrative expenses was primarily related to costs related to the addition of the Commercial Air Handling division and the Industrial Hose division. In addition, the Company incurred higher sales expenses in support of higher sales and higher depreciation expenses related to fixed assets acquired with and intangibles allocated due to the purchase of the Commercial Air Handling division.

Interest charges in the fiscal quarter ended June 30, 2017 were approximately $67 thousand compared to $5 thousand in the same fiscal quarter of the prior year. The current year interest expense is primarily due to the recording of interest expense on bank debt related to the acquisitions on June 1, 2017 and notes related to the acquisition of a business on July 1, 2016.

Other income was $5 thousand in the fiscal quarter ended June 30, 2017 compared with $2 thousand in the same fiscal quarter of the prior year. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings.

Income tax expense is expected to be minimal as the Company believes it will be able to utilize the majority of the net operating loss and research and development credit carryforwards before they expire; however, there are certain limitations to the use of these tax credits that are expected to result in a small amount of alternative minimum tax. In addition, the Company expects to pay state and local income tax.

Net income in the fiscal quarter ended June 30, 2017 was $0.9 million or $0.31 per diluted share as compared to the net loss of $8 thousand or $0.00 per diluted share in the same fiscal quarter of the prior year.

Results of Operations – Nine Months Ended June 30, 2017 and 2016

Sales for the nine months ended June 30, 2017 increased to $12.9 million, an increase of approximately $8.9 million and 227% from sales of $4.0 million in the same period a year ago. This increase in sales was attributable to the addition of our Commercial Air Handling division on June 1, 2017 and the Industrial Hose division acquired July 1, 2016. Sales from our Test and Measurement division increased $1.1 million due to strong sales in the third fiscal quarter 2017 from emissions and OEMs.

Cost of products sold in the nine months ended June 30, 2017 was $7.9 million or 61% of sales compared to $2.2 million or 56% of sales in the same period a year ago. The increase in costs was associated with higher sales for the quarter in all three divisions. Gross margin (sales less costs of products sold) was approximately 39% for the nine months ended June 30, 2017 compared to 44% for the same period in 2016.

Product development expenditures in the nine months ended June 30, 2017 were $0.6 million or 5% of sales compared to $0.8 million or 20%, respectively, in the same period a year ago. The current level of product development expenses is expected to continue for the balance of the fiscal year. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new products for both the OEM and aftermarket customers.

Selling, general and administrative expenses in the nine months ended June 30, 2017 were $3.4 million or 26% of sales compared to $1.5 million or 38%, respectively, in the same period a year ago. The increase in selling, general and administrative expenses was primarily related to costs related to the addition of the Commercial Air Handling division and the Industrial Hose division. In addition, the Company incurred higher sales expenses in support of higher sales and higher depreciation expenses related to fixed assets acquired with and intangibles allocated due to the purchase of the Commercial Air Handling division.

Interest charges in the nine-month period ended June 30, 2017 were $166 thousand compared to $8 thousand in the same period a year ago. The current year interest expense is primarily due to the recording of interest expense on bank debt related to the acquisitions on June 1, 2017 and notes related to the acquisition of a business on July 1, 2016.

Other income was $11 thousand in the nine-month period ended June 30, 2017 compared with $6 thousand in the same period a year ago. Other income consists primarily of interest income on cash and cash equivalents and proceeds from the sale of scrap metal shavings.

Income tax expense is expected to be minimal as the Company believes it will be able to utilize the majority of the net operating loss and research and development credit carryforwards before they expire; however, there are certain limitations to the use of these tax credits that are expected to result in a small amount of alternative minimum tax. In addition, the Company expects to pay state and local income tax.

Net income in the nine-month period ended June 30, 2017 was $0.8 million or $0.28 per diluted share as compared to the net loss of $0.5 million or ($0.32) per diluted share in the same period a year ago.

Liquidity and Capital Resources

Total current assets at June 30, 2017 increased to approximately $17.5 million from $7.8 million at September 30, 2016, an increase of $9.7 million. The increase in current assets is due to an increase in accounts receivable of $7.3 million, costs in excess of billings of $3.9 million, inventories of $0.6 million, and prepaid expenses and other assets of approximately $0.7 million, respectively. The increase in these assets is primarily a result of the acquisition of the Commercial Air Handling division on June 1, 2017. The increases in current assets were offset by a decrease in cash of approximately $2.0 million. The decrease in cash and cash equivalents was due cash used towards the purchase of the Commercial Air Handling division.

Cash provided by operating activities for the nine months ended June 30, 2017 was approximately $1.4 million and was adequate to fund the Company's operations as well as capital expenditures of approximately $0.3 million.

Capital expenditures were needed for building improvements as well as for tooling, machinery and equipment for product manufacturing. Cash flow used in investing activities of $10.6 million was primarily used for the purchase of the Commercial Air Handling division for $10.3 million.

Cash provided by financing activities of approximately $7.1 million was primarily related to the $8.5 million borrowing on the bank debt in connection with the purchase of the Commercial Air Handling division, offset by payment of the short-term financing of $0.3 million, payment of approximately $0.8 million for the related party notes, and $0.3 million repayment against the revolving credit facility with JPMorgan Chase Bank, N.A.

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender (the “Credit Agreement”). The Credit Agreement is comprised of a revolving facility in the amount of $8.0 million, subject to a borrowing base and a term A loan in the amount of $2.0 million, payable in consecutive monthly installments of $41,667 commencing on July 1, 2017. The Credit Agreement includes customary representations and warranties and applicable reporting requirements and covenants, including fixed charge coverage ratio and senior funded indebtedness to EBITDA ratio financial covenants. Management believes the Company is in compliance with debt covenants.

In addition to the Credit Agreement, the Company has several borrowing arrangements as discussed in Note 8 of this Quarter Report on Form 10-Q, including Convertible Notes Payable and outstanding notes related to the Company’s acquisition of its Industrial Hose division in 2016. The Convertible Notes provide liquidity to the Company for working capital. In December 2016, the Company entered into Amendment No. 5 of the Convertible Loan Agreement. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The amended Convertible Loan:

●	Continues to provide approximately $467,000 of liquidity to meet on going working capital requirements;
●	Continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%; and
●	Extends the due date of the loan agreement from December 30, 2016 to December 30, 2017.

The outstanding balance on the Convertible Loan as of June 30, 2017 and September 30, 2016 is $200,000.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company has $1.8 million available to borrow on the revolving credit facility at June 30, 2017. Management believes the Company has adequate liquidity for working capital, capital expenditures and other strategic initiatives.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate Federal Hose and Air Enterprises and manage the larger operations of the combined businesses, (b) the Company's dependence upon a limited number of customers and the automotive industry, (c) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (d) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products and indicating instrument products, (e) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (f) the Company's ability to capitalize on market opportunities including state automotive emissions programs and OEM tool programs, (g) the Company's ability to obtain cost effective financing and (h) the Company's ability to satisfy its interest payments.

ITEM 3. MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk relates to funds available under Credit Agreement with JPMorgan Chase Bank (“Chase Bank”). The Company had an outstanding balance on the revolving credit facility with Chase Bank of $6.2 million and an outstanding balance on the term A loan of $2.0 million. Interest for borrowings under the Credit Agreement accrue at prime rate or a LIBOR plus an applicable margin. In addition to floating rate debt under the Credit Agreement, the Company has fixed rate debt. At June 30, 2017, the Company has outstanding amounts of $0.2 million related to convertible notes that bear interest at 0.34%. The Company also outstanding amounts of $1.6 million and $2.4 million related to promissory notes with a related party, both of which bears interest at a rate of 4.0% per annum. The Company believes that the market risk relating to interest rate movements is minimal.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2017, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement, dated June 1, 2017, by and among Hickok Acquisition A LLC, Air Enterprises Acquisition, LLC, A. Malachi Mixon III and William M. Weber (incorporated by reference to Exhibit 21 to the Company’s Form 8-K filed with the Commission on June 5, 2017).
10.1	Credit Agreement, dated June 1, 2017, among Hickok Incorporated, Hickok Acquisition A LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Waekon Corporation, Hickok Operating LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 5, 2017.)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 14th day of August 2017, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)