Form 10-K
period 2017-09-30
HICKOK INC
filed 2017-12-21
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2017, the Registrant had 2,105,599 voting shares of Class A Common Stock outstanding and 773,616 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 640,070 shares of Class A Common Stock and 10,056 shares of Class B Common Stock. As of March 31, 2017, based on the closing price of $2.75 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,760,193. There is no trading market in the shares of Class B Common Stock.

As of November 30, 2017, 2,114,886 shares of Class A Common Stock and 773,616 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2017.

PART I

ITEM 1. BUSINESS.

General Development of Business

Hickok Incorporated was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its wholly-owned subsidiaries, Supreme Electronics Corp., Federal Hose Manufacturing LLC, and Hickok AE LLC, doing business as Air Enterprises. Hickok is a publicly traded holding company serving diverse markets, including healthcare, education, automotive, aerospace, trucking, and petrochemical.

The Company operates three reportable business segments: (1) Test and Measurement, (2) Industrial Hose and (3) Commercial Air Handling.

The Test and Measurement segment is the legacy business that existed prior to 2016. This business segment includes electronic testing products designed and manufactured for the automotive and trucking industries. It also includes indicators and gauges for the locomotive and aircraft industries. The automotive diagnostic products are sold to original equipment manufacturers and to the aftermarket under several brand names and through a variety of distribution methods. In the aircraft industry, primary customers are manufacturers of commercial, military and personal airplanes. In the locomotive industry, indicators and gauges are sold to manufacturers and servicers of railroad equipment and locomotives.

The Industrial Hose segment was started on July 1, 2016, when the Company purchased the assets of the Federal Hose business in Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets.

The Commercial Air Handling segment was added on June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Sources and Availability of Raw Materials

Raw materials essential to the business segments are acquired from a large number of domestic manufacturers and some materials are purchased from European and Southeast Asian sources.

In the Test and Measurement segment, materials acquired from the electronic components industry include transistors, integrated circuits, resistors, capacitors, switches, potentiometers, micro controllers, and other passive parts. Fabricated metal or plastic parts are generally purchased from local suppliers or manufactured by the Company from raw materials. In general, the required materials are available, if ordered with sufficient lead times, from multiple sources at current prices.

The Industrial Hose segment uses various materials in the manufacture of its products, including steel fittings and hose packing consisting of silicone, cotton and copper wire. Two suppliers provide over 50% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources.

Aluminum, the major raw material used in construction of the Commercial Air Handling units, is sourced from one major supplier but is generally readily available from other sources. Copper is used by suppliers of a major component used in the product and the Company maintains relationships with three suppliers of these components to limit vulnerability. The Company maintains relationships with multiple suppliers for most of the other componentry used in assembly of the product, in order to maintain best costs for material and competitive lead times. The majority of materials for this segment are sourced domestically or from Canada.

The Company believes it has adequate sources of supply for its primary raw materials and components and has not had difficulty in obtaining the raw materials, component parts or finished goods from its suppliers.

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company presently has several patents that relate to several of its products. The Company believes that its position in the industry is dependent upon its present level of engineering skill, research, sales relationships, production techniques and service. The Company has several basic methodology patents related to products it offers that it considers very important to future revenue for certain products and services in its Test and Measurement segment. Of the Company's most critical patents, one is related to the testing of evaporative emissions systems that was the basis for the Company's product offering for the State of California. This patent expires in the year 2022. Another critical patent is related to vehicle fuel cap testing which expires in 2018. The Company monitors the marketplace for infringement of its patents and intends to pursue its rights should an infringement take place. Other than the names "Hickok," "Waekon," “Federal Hose” and “Air Enterprises” and the FactoryBilt® and SiteBilt® registered trademarks, the Company does not have any material licenses, franchises or concessions.

Seasonality

The Company believes that there is a seasonality to the automotive aftermarket revenues. Typically, the first and fourth quarters of the calendar year tend to be weaker than the other two quarters in this market. Orders from original equipment manufacturers and for emissions testing products are primarily subject to customer timing requirements and have no known seasonality aspect to them. As a result, operating results can fluctuate from quarter to quarter and year to year. In light of the markets served by its products, the Company does not believe that its Industrial Hose or Commercial Air Handling businesses are seasonal in nature.

Dependence on Single or Few Customers

In fiscal year 2017, there were no sales to any one customer greater than 10% of consolidated sales of the Company. Revenue in fiscal year 2016 to one customer was approximately $1.3 million or 20% of the consolidated sales of the Company and was directly related to the acquisition of the Industrial Hose segment. In fiscal year 2015, sales to the customer Bosch amounted to approximately $2.2 million or 37% of the consolidated sales of the Company, which at the time consisted of only the Test and Measurement segment. The Company does not have exclusive supply agreements or long-term contractual relationships with these large customers.

Competitive Conditions

The Company is engaged in highly competitive industries and faces competition from domestic and international firms. Competition with respect to the Test and Measurement business arises from the existence of a number of other significant manufacturers in the field, which dominate the available market in terms of total sales. The Company believes that its competitive position in this segment is in the area of smaller, specialized products, an area in which the Company has operated and in which the Company has established itself competitively by offering high-quality, high-performance products. Competition in the Industrial Hose segment comes from domestic and international suppliers. The Company believes that its products in this segment are largely commodities, but the Company is differentiated by a well-known brand name and excellent customer service. Competition in the Commercial Air Handling segment comes from both custom and non-custom air handling solution manufacturers. The Company believes that it has a strong competitive position due to the high quality and long life of the Company’s customized aluminum air handling solutions.

Research and Development Activities

The Company expensed product development costs of $0.8 million in 2017, $1.1 million in 2016, and $1.0 million in 2015. These expenditures included engineering product support and development of manuals for the Company's Test and Measurement business segment. The research and development costs of the Industrial Hose and Commercial Air Handling segments are minimal and not separated from other operating costs of the segments.

Number of Persons Employed

Total employment by the Company at September 30, 2017 was 180 full-time employees which represents an increase from 95 employees from fiscal 2016.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the fiscal year ended September 30, 2017, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales totaled approximately $1.1 million in 2017, $0.1 million in 2016, and $0.2 million in 2015. Shipments to Australia, Canada, England, Mexico, Poland and Taiwan make up the majority of export sales.

Available Information

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

ITEM 1A. RISK FACTORS.

The following are certain risk factors that could affect our business, results of operations and financial condition. These risks are not the only ones we face. If any of the following risks occur, our business, results of operations or financial condition could be adversely affected.

The industries in which we operate are affected by the economy in general.

We may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, aircraft and locomotive, health care, education, pharmaceutical, industrial manufacturing, agricultural, and petrochemical industries are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.

Adverse credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Disruptions, uncertainty or volatility in the credit markets may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our fixed charge coverage ratio in our revolving credit facility.

As of September 30, 2017, we were in compliance with our fixed charge coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2018, declines in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

We are dependent on key customers.

We rely on several key customers. For the fiscal year ended September 30, 2017, our ten largest customers accounted for approximately 37% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

If any of our key customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially forfeitable, which could adversely impact our results of operations.

We may not realize the improved operating results that we anticipate from past and recent acquisitions or from acquisitions we may make in the future and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. We expect such acquisitions will produce operating results consistent with our other operations; however, we may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses.

Future claims, litigation and regulatory actions could adversely affect our financial condition and our ability to conduct our business.

While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the underlying costs to defend or resolve such claims.

Our business operations could be significantly disrupted if members of our senior management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management team. Our senior management team has extensive marketing, sales, manufacturing, finance and engineering experience, and we believe that the depth of our management team is instrumental to our continued success. The loss of any of our key managers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

We may be subject to risks relating to our information technology systems.

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. While we have implemented security measures designed to prevent and mitigate the risk of such breaches, a breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could negatively affect our reputation, competitive position, business, results of operations or cash flows.

Unforeseen future events may negatively impact our economic condition.

Future events may occur that would adversely affect the reported value of our assets. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company had facilities in the United States of America as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Cleveland, Ohio	37,000 Sq. Ft.	Two-story brick construction; used for corporate administrative headquarters, marketing and product development with limited manufacturing.	Owned

Greenwood, Mississippi	63,000 Sq. Ft.	One-story modern concrete block construction; used for manufacturing instruments, test equipment, and fastening systems products.	Leased, with annual renewal options extending through 2061.

Painesville, Ohio	50,000 Sq. Ft.	One-story modern metal and concrete block; used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Akron, OH	100,000 Sq. Ft.	Two-story modern concrete block construction; used for design and manufacturing air handling units and administration	Leased through 2024, with renewal options extending through 2034.

The Company's Test and Measurement segment utilizes the Cleveland, Ohio and Greenwood, Mississippi properties. The Company's Industrial Hose segment utilizes the Painesville, Ohio property. The Company’s Commercial Air Handling segment utilizes the Akron, Ohio property.

ITEM 3. LEGAL PROCEEDINGS.

Hickok AE LLC (dba Air Enterprises), a wholly owned subsidiary of Hickok Incorporated, was named as a defendant in a lawsuit filed in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to Air Enterprises prior to the Company’s acquisition and relating to a third-party cooling system. The Company believes the claims have been improperly brought against Hickok. The Company denies the allegations and will vigorously defend the claims brought against it. The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

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

Mrs. Kelly J. Marek was elected Vice President Finance and Chief Financial Officer in December 2016.

OFFICE	OFFICER	AGE
Chairman and Chief Executive Officer	Brian E. Powers	54
Vice President Finance and Chief Financial Officer	Kelly J. Marek	47

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During fiscal 2017 the Registrant’s A Common Shares were traded on the Over-The Counter Pink Sheets under the symbol HICKA. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Pink Sheets) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Pink Sheet prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. Data was supplied by Nasdaq.

PRICES FOR THE YEARS ENDED:

	September 30, 2017		September 30, 2016
	HIGH	LOW	HIGH	LOW
First Quarter	$3.44	$1.40	$1.35	$0.75
Second Quarter	5.00	1.75	1.96	1.00
Third Quarter	5.90	2.75	2.35	1.40
Fourth Quarter	9.50	4.50	2.00	1.40

b) HOLDERS

As of November 30, 2017, there were approximately 173 shareholders of record of the Company's outstanding Class A Common Shares and 6 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In fiscal 2017, 2016 and 2015 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

FOR THE YEARS ENDED SEPTEMBER 30

	2017	2016	2015	2014	2013

	(In Thousands of Dollars, except per share amounts)

Net Sales	$23,817	$6,646	$5,853	$6,306	$6,466
Net Income (Loss)	$1,408	$4,633	$(122)	$8	$139

Working Capital	$9,611	$5,419	$2,797	$2,809	$2,442

Total Assets	$25,962	$15,435	$3,867	$3,700	$3,505

Long-term Debt	$10,256	$4,534	$540	$435	$-0-

Total Stockholders' Equity	$9,888	$8,353	$2,637	$2,759	$2,748

Net Income (Loss) Per Share
Basic	$0.49	$2.38	$(0.07)	$0.01	$0.09
Stockholders' Equity
Per Share:	$3.44	4.30	1.61	$1.68	1.68
Return on Sales	5.9%	69.7%	(2.1%)	0.1%	2.1%
Return on Assets	5.4%	30.0%	(3.2%)	0.2%	4.0%
Return on Equity	14.2%	55.5%	(4.6%)	0.3%	5.1%
Closing Stock Price	$9.40	$1.80	$1.00	$2.11	$2.04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

The Company historically operated two divisions: 1) indicators and gauges that sell primarily to companies in the aircraft and locomotive industries and 2) automotive diagnostic tools and equipment that sell to original equipment manufacturers, (OEMs). and the aftermarket. These divisions are now being reported as the Test and Measurement segment. The Company now operates in three reportable segments described in the reportable segment information below.

Expense Control

Management continues to monitor its expense reduction initiatives implemented and revised from time to time.  The Company recently reduced employee count and expenses and replaced several internal functions with external service providers.

Reportable Segment Information

The Company is required to report segment information disclosures based on how management evaluates operating performance and resource allocations. The Company has determined that it has three reportable segments: 1) Test and Measurement, 2) Industrial Hose, and 3) Commercial Air Handling.

The Test and Measurement segment is the legacy business that existed prior to 2016. This business segment includes electronic testing products designed and manufactured for the automotive and trucking industries. It also includes indicators and gauges for the locomotive and aircraft industries. The automotive diagnostic products are sold to original equipment manufacturers and to the aftermarket under several brand names and through a variety of distribution methods. In the aircraft industry, primary customers are manufacturers of commercial, military and personal airplanes. In the locomotive industry, indicators and gauges are sold to manufacturers and servicers of railroad equipment and locomotives.

The Industrial Hose segment was started on July 1, 2016, when the Company purchased the assets of the Federal Hose business in Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets.

The Commercial Air Handling segment was added on June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Results of Operations

2017 Compared with 2016

Sales for the fiscal year ended September 30, 2017 increased to $23.8 million, an increase of approximately 258% from fiscal 2016 sales of $6.6 million. This increase in sales was mainly attributable to recognizing 12 months of sales in 2017 of industrial hose manufactured and distributed by Industrial Hose segment which was acquired on July 1, 2016, compared to three months recognized in 2016 and recording four months of sales in 2017 of commercial air handling units designed and installed by Commercial Air Handling segment which was acquired on June 1, 2017. The Test and Measurement segment recorded increased sales of indicators, gauges and automotive diagnostics tools of $6.6 million in 2017 compared to $4.8 million in 2016.

In fiscal 2017, cost of sales was $15.8 million with a gross margin of 34% compared to cost of sales of $4.3 million and gross margin of 35% in fiscal 2016. The dollar increase was mainly attributable to recognizing 12 months of sales in 2017 from the Industrial Hose segment compared to three months recognized in 2016 and recording four months of sales in 2017 from the Commercial Air Handling segment.

Product development expenditures in fiscal 2017 were $0.8 million or 3% of sales compared to $1.0 million or 16% respectively, in fiscal 2016. The percentage decrease between fiscal 2017 and 2016 was due primarily to acquisitions of the Industrial Hose and Commercial Air Handling business segments in 2016 and 2017, respectively. Product development expenditures relate solely to the Test and Measurement segment. The dollar decrease between fiscal 2017 and 2016 was primarily due to employee reductions. Product development salaries were $0.5 million in 2017 compared to $0.7 million in 2016. Management believes current resources will be sufficient to maintain current product development commitments and to continue to develop a reasonable flow of new diagnostic products for both the OEM and aftermarket customers.

Selling, general and administrative (SG&A) expenses were $4.5 million which was 22% of sales in fiscal 2017, $1.9 million or 29% of sales in fiscal 2016 and $1.7 million or 30% of sales in fiscal 2015. SG&A expenditures in fiscal 2017 were approximately 125% higher than the amount spent in fiscal 2016. The increase, both in dollars and as a percentage of sales, is primarily attributable to recognizing 12 months of expenses in 2017 from the Industrial Hose segment compared to three months recognized in 2016 and four months of expenses in 2017 from the Commercial Air Handling segment.

Interest charges were $0.3 million in fiscal 2017 compared with $0.1 million in fiscal 2016 and $657 in fiscal 2015. The increase interest expense in fiscal 2017 is primarily due the JP Morgan Chase term loan and revolving credit facility entered into on June 1, 2017 related to the acquisition of the Commercial Air Handling segment.

The Company had deferred tax assets net of a valuation allowance of $2.8 million as of September 30, 2017.  Pending tax reform proposals in the United States Congress would, if enacted, result in a reduction in corporate income tax rates.  Such a reduction could have the effect of reducing the amount of potential tax savings that could be obtained through the utilizations of these deferred tax assets.  In the event that it is determined that the value of the Company’s deferred tax assets has been reduced, the Company will be required to recognize a valuation allowance with respect to that reduction, which will have an effect of reducing net income during the period in which it is recognized.

Income tax expense in fiscal 2017 was $0.8 million with an effective tax rate of 35.5%, compared to negative $3.3 million in fiscal 2016, which represented a tax benefit resulting from a decrease in the valuation allowance on deferred income taxes. It is anticipated that the effective tax rate in the near future will be similar to 2017 as the Company believes it will be able to utilize the majority of the net operating loss and research and development credit carryforwards before they expire. The deferred tax benefits begin to expire in fiscal 2018 and are available through 2038.

Net income in fiscal 2017 was $1.4 million, or $0.49 per share as compared to $4.6 million, or $2.38 per share in fiscal 2016. The Company recognized a net loss of $0.1 million, or $0.07 per share in fiscal 2015. The decrease in net income in fiscal 2017 versus fiscal 2016 was attributed to a legal settlement of $2.7 million and recovery of income taxes of $3.3 million in 2016.

The Company has available a net operating loss carryforward of approximately $3.0 million and research and development and other tax credit carryforwards of approximately $2.1 million that begin to expire in fiscal 2018. The Company's deferred tax asset of $3.2 million has been offset by a valuation allowance of $0.5 million. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company's estimate may change.

2016 Compared with 2015

Sales for the fiscal year ended September 30, 2016 increased to $6.6 million, an increase of approximately 14% from fiscal 2015 sales of $5.9 million. This increase in sales was primarily attributable to higher product sales of approximately $0.8 million. Product sales were $6.4 million in fiscal 2016 compared to $5.6 million in fiscal 2015. This increase in sales was volume-driven and attributable primarily to a $1.8 million increase of sales in industrial hose manufactured and distributed by the Industrial Hose segment which was acquired on July 1, 2016, offset by decreases in product sales in the Test and Measurement segment. Within the Test and Measurement segment, OEM product sales decreased approximately $0.8 million and aftermarket product sales decreased approximately $0.2 million and was volume driven, offset in part by an increase in emission product sales of approximately $0.1 million. Sales of indicator products declined by approximately $0.1 million and was volume related. Fiscal 2015 benefited from a large order from a Tier 1 Supplier to a large OEM with no similar order in 2016. The decrease in service sales in fiscal 2016 was volume related and attributable to lower chargeable repair sales.

Cost of sales of $4.3 million and gross margin of 35% were recognized in fiscal 2016 compared to cost of sales and gross margin of $3.2 million and 46% respectively, in fiscal 2015. The increase in the cost of sales between 2016 and 2015 was due primarily to product mix and cost specifics of the products sold after the acquisition of the Industrial Hose segment on July 1, 2016, which represented 26% of the sales for the fiscal year 2016. The company also experienced product specific technical issues on chargeable repairs in fiscal 2016.

Product development expenditures during fiscal 2016 were $1.0 million or 16% of sales compared to $1.0 million or 18% of sales in fiscal 2015. The percentage decrease between fiscal 2016 and 2015 was due primarily to the increase in sales volume during 2016.

Approximately 66% of the dollar increase of selling, general and administrative expense in fiscal 2016, or $0.2 million represents marketing and administrative expenses incurred by the Industrial Hose segment which was acquired on July 1, 2016. Product sales other than Industrial Hose segment sales declined during fiscal 2016 contributing to the percentage increase.

The legal settlement in fiscal 2016 was $2.3 million and represents the proceeds received (after legal fees) for claims against BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster. The settlement funds are for economic and property damages that were the result of the 2010 explosion on the Deepwater Horizon Oil Rig and subsequent oil spill in the Gulf of Mexico.

Income taxes in fiscal 2016 were a negative $3.3 million, representing a tax benefit resulting from a decrease in the valuation allowance on deferred income taxes of $3.3 million. Income taxes in fiscal 2015 were $0 which includes an increase in the valuation allowance on deferred income taxes of $0.1 million.

The increase in net income in fiscal 2016 versus fiscal 2015 was primarily due to the decrease of the valuation allowance on the deferred tax asset of $3.3 million and the legal settlement for claims against BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster of $2.3 million.

Liquidity and Capital Resources

Current assets of $15.4 million at September 30, 2017 were 2.7 times current liabilities and the total of cash and cash equivalents and receivables was 1.6 times current liabilities. These ratios compare to 3.3 and 1.9 respectively at the end of fiscal 2016. Cash and cash equivalents were $1.0 million at September 30, 2017 and $3.1 million at September 30, 2016. Total current assets increased by approximately $7.7 million from the previous year end due primarily to an increase in inventory, accounts receivable, costs in excess of billings and prepaid expenses of approximately $0.5 million, $7.2 million, $1.6 million, and $0.3 million, respectively. The increases were offset by a decrease in cash and cash equivalents of $2.1 million. The increases in inventory, accounts receivable, costs in excess of billings and prepaid expenses was due primarily to the acquisition of the Commercial Air Handling segment on June 1, 2017. The decrease in cash and cash equivalents was due primarily to the 2016 receipt of the legal settlement from BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster.

Working capital at September 30, 2017 was $9.6 million as compared to $5.4 million a year ago. The increase of $4.2 million was due primarily to the increase in current assets as described above offset in part by increases in leases and notes payable, bank debt, trade accounts payable, accrued payroll and related expenses, accrued expenses, accrued taxes other than income taxes, billings in excess of costs and deferred revenue of approximately $0.2 million, $0.5 million, $0.8 million, $0.4 million, $0.6 million, $0.1 million, $0.4 million and $0.8 million, respectively. The increase in current liabilities, slightly offset by a decrease in notes payable related party of $0.4 million, was also due to the acquisition of the Commercial Air Handling segment on June 1, 2017.

Cash provided by operating activities in fiscal 2017 was $2.7 million compared to $2.5 million in fiscal 2016, and was adequate to fund the Company’s capital expenditures of $0.3 million. A significant portion of the capital expenditures were made to upgrade the IT infrastructure and facilities at the Hickok Corporate offices in Cleveland. The primary reason for the positive cash flow from operations was the increase in net income and increase in working capital resulting from the acquisition of the Commercial Air Handling segment.

Cash provided by operating activities in fiscal 2016 was $2.5 million and was adequate to fund the Company's investing activities including modest capital expenditures for tooling, machinery and equipment for product manufacturing and IT infrastructure. The primary reason for the positive cash flow from operations was due to net proceeds of $2.3 million for claims against BP Exploration & Product, Inc. for damages arising out of the BP Deepwater Horizon Oil Disaster.

The Company used $10.6 million in investing activities in fiscal 2017. $10.3 million in cash was paid for the acquisition of the Commercial Air Handling segment on June 1, 2017 when the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. comprised of a revolving facility in the amount of $8.0 million and a term loan in the amount of $2.0 million. The term loan is payable in consecutive monthly installments of $41,667 commencing on July 1, 2017. Amounts outstanding under the term loan bear interest at variable interest rates tied to the prime rate or LIBOR, and the maturity date of the term loan is June 1, 2021. The revolving facility includes a $3.0 million sublimit for letters of credit. Amounts outstanding under the credit facility bear interest at variable rates tied to the prime rate or LIBOR and mature on June 1, 2020. The Company’s obligations under the Credit Agreement are secured by a blanket lien on all of the assets of the Company and its subsidiary. The Credit Agreement also includes customary representations, warranties, reporting requirements and covenants, including fixed charge coverage ratio and senior funded indebtedness to EBITDA financial covenants. See Note 7 of the Financial Statements.

In connection with entering into the Credit Agreement with JPMorgan Chase Bank, N.A., the Company made a onetime prepayment of a portion of the outstanding principal under outstanding promissory notes held by First Francis Company Inc. (“First Francis”), in the amount of $0.5. The Company made cash payments of $1.8 million on the revolver and term loan during fiscal 2017, and had $5.0 million outstanding and $3.0 million available on the revolving facility and $1.9 million outstanding on the term loan at September 30, 2017. The Company was in compliance with all debt covenants at September 30, 2017.

In June 2016, management entered into an unsecured revolving credit agreement with First Francis, owner of Federal Hose, wherein, pursuant to an Agreement and Plan of Merger, First Francis became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose. Mr. Edward Crawford and Mr. Matthew Crawford are the shareholders of First Francis and serve on the Board of directors of Hickok Incorporated. Matthew Crawford is the son of Edward Crawford. The Company had $0.3 million outstanding borrowings on the credit facility at September 30, 2016. The outstanding balance of $0.3 million plus accrued interest was paid in full in October 2016. The revolving line of credit expired on May 31, 2017.

In connection with the acquisition of Federal Hose on July 1, 2016, the Company also issued to First Francis. two promissory notes in the aggregate principal amount of $4.8 million, bear interest at a rate of 4.0% per annum, are amortized over a ten-year period, and will be full due six years after the issue date. The Company made cash payments of $1.0 million on the promissory notes during fiscal 2017. At September 30, 2017, the outstanding balance on these notes was $4.0 million.

In December 2016, management entered into Amendment No. 5 of the Convertible Loan Agreement which provides up to $0.5 million of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 4 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2016 to December 30, 2017 and continues to allow $0.3 million of borrowing on the agreement at the Company's discretion. At September 30, 2017 and 2016, the outstanding balance on the loan was $0.2 million, respectively.

Management continues to tightly control expenses and will take actions as deemed necessary to maintain the necessary liquidity. Management believes the Company has adequate liquidity for working capital, capital expenditures and other strategic initiatives.

Off-Balance Sheet Arrangements

The Company has a secured performance and payment bond in the amount of $1.6 million as surety on completion of the requirements of a commercial air handling contract scheduled to complete in January 2018. The Company has no other off-balance sheet arrangements (as defined in Regulation S-B Item 303 paragraph (a)(2)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

Over the past five years, inflation has had a minimal effect on the Company because of low rates of inflation and the Company's policy minimizing the acceptance of long-term fixed rate contracts without provisions permitting adjustment for inflation.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek,” and similar expressions, as well as statements in the future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or means by, which such performance or results will be achieved.

Forward-looking statements are subject to risks, uncertainties and assumptions. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk was the funds available from the JPMorgan Chase term loan and revolving credit agreement and the First Francis convertible note agreement and revolving credit agreement. The Company had an outstanding balance on the JPMorgan Chase Bank term loan at September 30, 2017, of $1.9 million which is subject to a rate of interest of the Prime Rate plus 0.25%. In addition, the Company had an outstanding balance on the JPMorgan Chase Bank revolving credit agreement at September 30, 2017, of $5.0 million which is subject to a rate of interest equal to the Prime Rate. The Company had an outstanding balance on the Roundball convertible note at September 30, 2017, of $0.2 million which is subject to a fixed rate of interest of 0.34%. In addition, the Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2.8 million with $2.4 million outstanding at September 30, 2017 and a promissory note in the principal amount of $2.0 million with $1.6 million outstanding at September 30, 2017, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default. The First Francis revolving credit agreement Company balance of $0.3 million plus accrued interest was paid in October 2016. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

We have audited the accompanying consolidated balance sheets of HICKOK INCORPORATED as of September 30, 2017 and 2016, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hickok Incorporated as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS

December 21, 2017
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEETS
HICKOK INCORPORATED

ASSETS

	September 30, 2017	September 30, 2016
CURRENT ASSETS:
Cash and Cash Equivalents	$934,506	$3,060,734
Accounts receivable less allowance for doubtful accounts	8,549,596	1,354,199
Costs and estimated earnings in excess of billings	1,639,519	-
Inventories less allowance for obsolete inventory	3,857,763	3,308,799
Prepaid Expenses and other current assets	433,033	43,085
Total Current Assets	15,414,417	7,766,817

PROPERTY, PLANT AND EQUIPMENT:
Land	233,479	233,479
Buildings and Leasehold Improvements	2,195,915	1,448,978
Machinery and Equipment	5,075,203	3,392,734
Total Property, Plant and Equipment	7,504,597	5,075,191
Less accumulated depreciation	4,119,787	3,771,268
Property, Plant and Equipment, Net	3,384,810	1,303,923

OTHER ASSETS:
Goodwill	2,255,912	1,777,656
Intangibles, net of accumulated amortization	2,113,656	1,250,909
Deferred income taxes less valuation allowance	2,790,259	3,330,600
Other non-current assets	3,250	4,850
Total Non-Current Other Assets	7,163,077	6,364,015
Total Assets	$25,962,304	$15,434,755

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
HICKOK INCORPORATED

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2017	September 30, 2016
CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$-
Notes payable - related party	245,086	629,761
Bank debt - current	500,000	-
Leases payable	56,610	59,369
Accounts payable	1,497,799	733,388
Unearned revenue	1,282,947	-
Accrued payroll and related expenses	676,502	301,054
Accrued income taxes	69,933	31,000
Accrued expenses	1,290,364	593,378
Total Current Liabilities	5,819,241	2,347,950

LONG-TERM LIABILITIES:
Notes payable - related party	3,759,406	4,388,901
Bank debt	6,374,823	-
Leases payable	121,315	144,997
Convertible notes payable - related party	-	200,000
Total Long-Term Liabilities	10,255,544	4,733,898
STOCKHOLDERS' EQUITY
Preferred 1,000,000 shares authorized, no shares outstanding	-	-
Common shares - no par value
Class A 10,000,000 shares authorized, 2,130,681 issued (2,090,394 issued in 2016)	2,246,367	2,108,651
Class B 2,500,000 convertible shares authorized, 779,283 shares issued (2017 and 2016	710,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(264,841)	(253,341)
Class A - 15,795 shares (2017 and 2016)
Class B -5,667 shares (667 in 2016)
Retained earnings	5,453,820	4,045,424
Total Stockholders' Equity	9,887,519	8,352,907

Total Liabilities and Stockholders' Equity	$25,962,304	$15,434,755

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2017	2016	2015
Total Sales	$23,816,735	$6,645,780	$5,852,924
Cost of Sales	15,792,458	4,334,815	3,168,303
Gross Profit	8,024,277	2,310,965	2,684,621

Operating Expenses:
Product development costs	795,957	1,050,157	1,015,414
Selling, general and administrative expenses	4,546,383	1,933,986	1,727,021

Operating Income (Loss)	2,681,937	(673,178)	(57,814)

Other (Income) and Expenses:
Interest charges	282,648	59,386	657
Legal settlement	(50,000)	(2,270,567)	-
Other expense, net	260,529	204,755	63,906
Total Other (Income) and Expenses	493,177	(2,006,426)	64,563
Income (Loss) before Provision for Income Taxes	2,188,760	1,333,248	(122,377)

Provision for (Recovery of) Income Taxes:
Current	86,966	31,000	(82,200)
Deferred	693,398	(3,330,600)	82,200
Total Provision for (Recovery of) Income Taxes	780,364	(3,299,600)	-
Net Income (Loss)	$1,408,396	$4,632,848	$(122,377)

Net Income (Loss) Per Common Share - Basic	$0.49	$2.38	$(0.07)

Net Income (Loss) Per Common Share - Diluted	$0.46	$2.36	$(0.07)

Weighted Average Shares of Common Stock Outstanding – Basic	2,874,926	1,943,625	1,638,215

Weighted Average Shares of Common Stock Outstanding - Diluted	3,069,077	1,960,121	1,638,215

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

		COMMON SHARES - NO PAR VALUE
	RETAINED EARNINGS	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	TOTAL

Balance at October 1, 2014	$(465,047)	$1,261,188	$474,866	$1,741,358	$(253,341)	$2,759,024

Share-based compensation expense	-	-	-	543	-	543

Net Loss	(122,377)	-	-	-	-	(122,377)

Balance at September 30, 2015	$(587,424)	$1,261,188	$474,866	$1,741,901	$(253,341)	$2,637,190

Purchase of business partially financed by issuance of Class A and Class B Shares	-	847,463	235,406	-	-	1,082,869

Net Income	4,632,848	-	-	-	-	4,632,848

Balance at September 30, 2016	$4,045,424	$2,108,651	$710,272	$1,741,901	$(253,341)	$8,352,907

Professional services expense	-	7,884	-	-	-	7,884
Share-based compensation expense	-	129,832	-	-	-	129,832
Repurchase of Class B Shares	-	-	-	-	(11,500)	(11,500)

Net Income	1,408,396	-	-	-	-	1,408,396

Balance at September 30, 2017	$5,453,820	$2,246,367	$710,272	$1,741,901	$(264,841)	$9,887,519

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW
HICKOK INCORPORATED
FOR THE YEARS ENDED SEPTEMBER 30

	2017	2016	2015

Cash Flows from Operating Activities
Net Income (loss)	$1,408,396	$4,632,848	$(122,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	720,872	153,422	68,686
Non-cash professional service expense	7,884	-	-
Loss (gain) on disposal of assets	13,386	-	-
Non-cash share-based compensation expense	129,832	-	543
Deferred income taxes	693,398	(3,330,600)	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(2,434,029)	582,075	70,714
Decrease (Increase) in inventories	45,539	373,593	(212,316)
Decrease (Increase) in costs in excess of billings	2,341,305	-	-
Decrease (Increase) in prepaid expenses & other assets	(335,159)	78,843	(74,030)
Increase (Decrease) in accounts payable	(962,207)	(39,886)	152,204
Increase (Decrease) in accrued payroll and related expenses	49,498	118,792	35,051
Increase (Decrease) in accrued expenses	224,674	(86,201)	101,497
Increase (Decrease) in accrued income taxes	38,933	31,000	-
Increase (Decrease) in deferred revenue / billings in excess of costs	688,402	-	-
Total adjustments	1,222,328	(2,118,962)	142,349

Net Cash Provided by (Used in) Operating Cash Activities	2,630,724	2,513,886	19,972

Cash Flows from Investing Activities
Cash paid for acquisition	(10,250,000)	-	-
Capital expenditures	(332,794)	(36,209)	(64,894)
Decrease in deposits	-	-	1,000

Net Cash Provided by (Used in) Investing Activities	(10,582,794)	(36,209)	(63,894)

	2017	2016	2015

Cash Flows from Financing Activities
Payments on related party notes	(1,140,170)	-	-
Borrowings on related party notes	-	250,000	-
Payments on bank debt	(1,775,000)	-	-
Borrowings on bank debt	8,694,486	-	-
Payments on capital lease	(67,974)	(43,445)	-
Repurchase of Class B shares	(11,500)	-	-
Cash acquired in purchase of business	-	30,097	-

Net Cash Provided by (Used in) Financing Activities	5,825,842	236,652	-

Net Increase (decrease) in cash and cash equivalents	(2,126,228)	2,714,329	(43,922)

Cash and cash equivalents at beginning of year	3,060,734	346,405	390,327

Cash and cash equivalents at end of year	$934,506	$3,060,734	$346,405

Supplemental disclosures of cash flow information:
Interest paid	$236,634	$11,830	$1,858

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
SEPTEMBER 30, 2017, 2016 AND 2015

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation
The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned domestic subsidiaries. Significant intercompany transactions and balances have been eliminated in the financial statements.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year’s presentation, including transaction costs related to acquisitions that were reclassified from selling, general and administrative to other (income) expenses as these costs are not considered as operating costs. These reclassifications have no effect on the financial position or results of operations reported as of and for the periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards
The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

In May 2017, the Financial Accounting Standards Board (FASB), issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments." The amendments in this update provide guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transaction are classified in the consolidated statements of cash flows. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for fiscal years beginning after December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU 2016-09) a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning October 1, 2017, with early adoption permitted. This new standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued (ASU 2016-02) a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The new standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. We are evaluating the impact this standard will have to our financial statements.

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers. The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that “an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.” The update is effective for financial statement periods beginning after December 15, 2017, with early adoption prohibited. We are continuing to assess the impact of adopting ASU 2014-09 on our financial position, results of operations, and related disclosures, and we have not yet determined the full impact that the standard will have on our reported revenue or results of operations, but expect to use the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings upon adoption effective January 1, 2018.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with product sales when performance obligations are met at a point in time as products are shipped.  The Company will continue to assess the impact of the new standard in relation to performance obligations for commercial air handling units, which are measured over time using the cost-to-cost percentage completion method, as well as to the new required disclosures, along with industry trends and additional interpretive guidance, and it may adjust its implementation plan accordingly.  We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. With the acquisitions of Federal Hose in July 2016 and Air Enterprises in June 2017, the Company has greatly expanded its customer base into a wide array of industries. In fiscal 2017, there were no sales to any one customer greater than 10% of consolidated sales of the Company. Sales to one customer in the automotive industry approximated $1.3 million in 2016 and $2.2 million in 2015.

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

Revenue Recognition
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during each of the three years in the periods ending September 30, 2017, 2016 and 2015.

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

Unearned Revenue

Unearned revenue consists of customer deposits and costs and estimated earnings in excess of billings related to the Commercial Air Handling segment.

Deferred Commissions

Commissions are earned based on the percentage-of completion of the contract. Commissions are paid upon receipt of payment for units shipped.

Product Warranties

The Company provides a warranty for its custom air handling business covering parts for 12 months from startup or 18 months from shipment, whichever comes first. The warranty reserve is maintained at a level which, in management’s judgment, is adequate to absorb potential warranties incurred. The amount of the reserve is based on management’s knowledge of the contracts and historical trends. Because of the uncertainties involved in the contracts, it is reasonably possible that management’s estimates may change in the near term. However, the amount of change that is reasonably possible cannot be precisely estimated at this time.

The Company warrants certain products against defects for primarily 12 months. The both warranty expense and reserve amounts are immaterial during each of the three years in the periods ending September 30, 2017, 2016 and 2015.

Product Development Costs
Product development costs, which include engineering production support for the test and measurement business segment, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales in each year. The arrangements do not include a repayment obligation by the Company.

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

Inventory
Inventory is valued at the lower of cost (first-in, first-out) or market. The Company establishes reserves for excess and obsolete inventory based upon historical inventory usage trends and other information.

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized. The depreciation policy of the Company is generally as follows:

Class	Method	Estimated Useful Lives (years)

Buildings & Improvements	Straight-line	10	to	40
Machinery and equipment	Straight-line	3	to	10
Tools and dies	Straight-line		3

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

Income Taxes
The provision for income taxes is computed on domestic financial statement income. Where transactions are included in the determination of taxable income in a different year, deferred income tax accounting is used.

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

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $10,275 and $10,000 at September 30, 2017 and 2016, respectively.

4.	INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of the following at September 30:

	2017	2016

Raw materials and component parts	$2,659,171	$2,022,092
Work-in-process	370,506	438,447
Finished products	1,301,338	1,083,852
Total Inventory	4,331,015	3,544,391
Less: Inventory reserves	473,252	235,592
Net Inventory	$3,857,763	$3,308,799

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets relate to the purchase of businesses on June 1, 2017 and July 1, 2016. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets at September 30 are as follows:

	2017	2016

Customer List: Backlog	$1,970,000	$1,280,000
Non-Compete Agreements	200,000	-
Trademarks	340,000	-
Total Other Intangibles	2,510,000	1,280,000
Less: Accumulated Amortization	396,344	29,091
Other Intangibles, Net	$2,113,656	$1,250,909

Amortization of other intangibles was $367,253, $29,091 and $0 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

6.	PROPERTY, PLANT AND EQUPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment at September 30 are as follows:

	2017	2016

Land	$233,479	$233,479
Buildings and Improvements	2,195,915	1,448,978
Machinery & Equipment	5,075,204	3,392,734
Total Property, Plant & Equipment	7,504,598	5,075,191
Less: Accumulated Depreciation	4,119,788	3,771,268
Property Plant & Equipment, Net	$3,384,810	$1,303,923

Depreciation expense, including depreciation on capitalized leases, amounted to $350,641, $133,422, and $68,686 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

7.	BANK DEBT

The Company, entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender (the “Credit Agreement”). The Credit Agreement is comprised of a revolving facility in the amount of $8,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves as defined in the Credit Agreement) and a term loan in the amount of $2,000,000, payable in consecutive monthly installments of $41,667 commencing on July 1, 2017.

The revolving facility includes a $3 million sublimit for the issuance of letters of credit.  Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.00% for Prime Rate loans and (ii) 2.00% for LIBOR loans. The maturity date of the revolving facility is June 1, 2020. Interest for borrowings under the term loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term loan is June 1, 2021. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants, including fixed charge coverage ratio and senior funded indebtedness to EBITDA ratio financial covenants.

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

Bank debt balances consist of the following at September 30:

	2017	2016

Term Debt	$1,875,000	$-
Revolving Debt	5,044,486	-
Total Bank Debt	6,919,486	-
Less: Current Portion	500,000	-
Non-Current Bank Debt	6,419,486	-
Less: Unamortized Debt Costs	44,663	-
Net Non-Current Bank Debt	$6,374,823	$-

The Company had $3.0 million available to borrow on the revolving credit facility at September 30, 2017.  The minimum principal payments due on the term loan until it matures in 2021 are $500,000 in 2018, $ 500,000 in 2019, $500,000 in 2020, and $375,000 in 2021.

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

The outstanding balance on the Convertible Loan as of September 30, 2017, and September 30, 2016 was $200,000, respectively.

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

The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. At September 30, 2017, the outstanding balance was $0.

Notes Payable – Related Party

Notes payable - related parties is a result of the acquisition of a business on July 1, 2016 and consists of the following at September 30:

	2017	2016
In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,639,206	$2,000,000

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	2,365,286	2,768,662

Total notes payable – related party	4,004,492	4,768,662

Less current portion	245,086	379,761

Notes payable – related party non-current portion	$3,759,406	$4,388,901

Total Principal Payments
Year Ending, September 30:
2018	$245,086
2019	437,067
2020	454,813
2021	473,281
2022	2,394,245
Total principal payments	$4,004,492

9.	LEASES

Operating
The Company leases two facilities including one from a related party and certain vehicles and equipment under operating leases expiring through June 30, 2026.

The Company's minimum commitment under these operating leases is as follows:

	Facility	Equipment

2018	$588,271	$73,864
2019	592,353	66,933
2020	596,477	59,017
2021	600,642	6,296
2022	604,848	-
Thereafter	1,283,628	-
Total minimum lease payments	$4,266,219	$206,110

Rental expense was $361,539, $57,767 and $11,382 for the fiscal years ending September 30, 2017, 2016 and 2015, respectively.

Capital

	September 30, 2017	September 30, 2016
Capital lease obligation on computer equipment and software, payable in monthly installments of $2,059 including interest at approximately 1.04% per annum through December, 2017.	$2,059	$28,828

Capital lease obligation on IT computer equipment and software, payable in monthly installments of $3,888 including interest at approximately 6.57% per annum, through February, 2021.	139,339	175,538

Capital lease obligation on manufacturing equipment, payable in monthly installments of $891 including interest at approximately 6.99% per annum, through February, 2020.	24,455	-

Capital lease obligation on IT computer equipment and software, payable in monthly installments of $633 including interest at approximately 10.68% per annum, through July 2019.	12,072	-
Total capital lease obligations	177,925	204,366
Less current portion	56,610	59,369
Capital lease obligations non current portion	$121,315	$144,997

Capital Lease Obligations

Year Ending	Total Minimum Lease Payment	Less Amount Representing Interest	Present Value of Minimum Lease Obligation
2018	$66,998	$10,388	$56,610
2019	63,039	6,374	56,665
2020	51,999	2,697	49,302
2021	15,551	203	15,348
2022	-	-	-
	$197,587	$19,662	$177,925

The fixed assets related to the capital leases are as follows:

	2017	2016
Cost	$304,724	$247,811
Depreciation	82,527	27,673
Net Book Value	$222,197	$220,138

Commitments and Contingencies
From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have an adverse effect on its business, financial condition or results of operations.

10. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (832,233 shares in 2017 and 2016, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

11. STOCK COMPENSATION

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. Share-based awards of 36,333 were granted under the 2013 Omnibus Equity Plan as of September 30, 2017.

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

Non-cash compensation expense related to stock option plans for fiscal years ended September 30, 2017, 2016 and 2015 was $129,832, $0 and $543 respectively.

Transactions involving the Directors Plans are summarized as follows:

		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	2017	Price	2016	Price	2015	Price
Option Shares
Directors Plans:
Outstanding October 1,	5,000	$3.540	6,000	$3.440	22,000	$5.300
Granted	-	-	-	-	-	-
Canceled/expired	-	$2.925	(1,000)	$2.925	(16,000)	$6.000
Exercised	-	-	-	-	-	-
Outstanding September 30,	5,000	$3.540	5,000	$3.540	6,000	$3.440
Exercisable September 30,	5,000	$3.540	5,000	$3.540	6,000	$3.440

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at September 30, 2017.

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$2.925	4,000	$2.925	5.3	4,000	$2.925
$6.00	1,000	$6.000	3.5	1,000	$6.000
	5,000	$3.540		5,000	$3.540

The Company accounts for Share-Based Payments under the modified prospective method for its stock options. Compensation cost for fixed based awards is measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for recognizing the cost of employee and director services received in exchange for an award of equity instruments. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the fair value estimates. Director's stock options under the expired Outside Directors Stock Option Plans are exercisable over a three-year period. The fair value of stock option grants to Directors is amortized over the three-year vesting period

12. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory federal income tax rate is as follows:

	2017	2016	2015

Income (Loss) Before Provision for (Recovery of) Income Taxes	$2,188,760	$1,333,248	$(122,377)
Statutory rate	34%	34%	34%
Tax at statutory rate	744,178	453,304	(41,608)
Permanent differences	5,465	1,000	900
Research and development and other credits - net	(77,220)	(47,400)	(48,500)
Valuation allowance	-	(3,681,100)	82,200
State Tax	130,560	-	-
State Net Operating Loss	(174,223)	-	-
Transaction Costs	95,849	-	-
Other	55,755	(25,404)	7,008
Provision for (recovery of) income taxes	$780,364	$(3,299,600)	$-

Deferred tax assets (liabilities) as of September 30 consist of the following:

	2017	2016
Inventories	$291,338	$302,600
Bad debts	21,171	3,400
Accrued liabilities	88,817	77,700
Prepaid expense	(73,120)	(8,900)
Depreciation and amortization	220,967	93,000
Research and development and other credit carryforwards	2,179,462	2,019,700
Net operating loss carryforward	520,087	1,303,000
Directors stock option plan	41,537	40,100
Net deferred tax asset	3,290,259	3,830,600
Valuation allowance	(500,000)	(500,000)
Total	$2,790,259	$3,330,600

The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Valuation Reserve
The valuation reserve remained at $0.5 million at September 30, 2017, due to the likelihood that the Company will be profitable enough to utilize the majority of the net operating loss and research and development and other credit carryforwards.

Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Net Operating Loss Carryforwards:

The Company has federal and state net operating loss (NOL) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	NOLS	R& D & Other Credits
2018	$-	$44,980
2019	-	166,019
2020	-	190,072
2021	-	126,620
2022	-	48,573
2023	-	107,172
2024	-	156,392
2025	-	155,394
2026	-	139,885
2027	-	154,991
2028	-	152,732
2029	-	68,676
2030	-	31,081
2031	302,190	44,712
2032	999,973	59,085
2033	1,155,716	71,062
2034	472,315	73,198
2035	99,688	76,429
2036	-	73,315
2037	-	117,000
2038 and beyond	-	114,074
	$3,029,882	$2,179,462

13.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	2017	2016	2015
Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$1,408,396	$4,632,848	$(122,377)
Shares denominator	2,874,926	1,943,625	1,638,215
Per share amount	$0.49	$2.38	$(0.07)

Effect of Dilutive Securities
Average shares outstanding	2,874,926	1,943,625	1,638,215
Options and warrants under convertible note	194,151	16,496	-
	3,069,077	1,960,121	1,638,215
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$1,408,396	$4,632,848	$(122,377)
Per share amount	$0.46	$2.36	$(0.07)

Included in the computation of diluted earnings per share in fiscal 2017 and 2016 were options, warrants and underlying shares related to the convertible notes.

Options and warrants to purchase 5,000 and 100,000 shares of common stock respectively during fiscal 2015 at prices ranging from $2.50 to $6.00 per share were outstanding but were not included in the computation of diluted earnings per share because the option's and warrant's effect was antidilutive or the exercise price was greater than the average market price of the common share.

14.	EMPLOYEE BENEFIT PLANS

The Company has 401(k) Savings and Retirement Plans covering all full-time employees. Company contributions to the plans, including matching of employee contributions, are at the Company's discretion. For fiscal years ended September 30, 2017, 2016 and 2015, the Company made matching contributions to the plans in the amount of $39,249, $14,412 and $15,045, respectively. The Company does not provide any other postretirement benefits to its employees.

15.	ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC on June 1, 2017 for $10,250,000. The acquired business, which operates under the name Air Enterprises, manufactures custom air handling units under fixed price contracts. Its customers are typically in the health care, universities, research, pharmaceutical and industrial manufacturing market segments, and span all across the United States and worldwide. Air Enterprises has one operating location in Northeastern Ohio. The purchase price was assigned to the fair value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

Accounts Receivable	$4,761,368
Inventory	594,503
Costs in excess of billings	3,980,824
Fixed Assets	2,112,120
Prepaid and Other Assets	53,110
Intangibles Assets	1,230,000
Goodwill	631,392
Total Assets Acquired	$13,363,317

Accounts Payable	$1,726,618
Costs in excess of billings	594,545
Accrued Payroll	325,950
Accrued Expense	424,671
Lease Payable	41,533
Total Liabilities Assumed	$3,113,317
Net Assets Acquired	$10,250,000

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

Acquisition related costs included in Other Expense, Net in the consolidated statements of income were $281,909 in 2017, $211,951 in 2016, and $71,939 in 2015, respectively. Also, see Note 4, Bank Debt and Note 5, Notes Payable regarding further information regarding the acquisitions and the loan agreements and notes issued in connection with such acquisitions.

16.	SEGMENT AND RELATED INFORMATION

The Company operates three reportable segments: 1) commercial air handling, 2) test and measurement and 3) industrial hose. The Company's management evaluates segment performance based primarily on income (loss) before the provision for income taxes. Non-operating items such as marketing and general administrative expenses, interest income and interest expense are included in administrative and other expenses. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets is included in administrative and other expenses.

Commercial Air Handling:
This segment manufactures custom air handling units under fixed price contract to customers in the health care, universities, research, pharmaceutical and industrial manufacturing market segments, and across the United States and worldwide.

Test and Measurement:
This segment consists of diagnostic tools and equipment sold to the automotive industry and indicators and gauges sold primarily to companies in the aircraft and locomotive industries. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution methods.

Industrial Hose:
This segment consists primarily of flexible metal and silicone hose products designed and manufactured or distributed primarily to the trucking industry and other industrial end-users. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution method.

Information by industry segment is set forth below:

Years Ended September 30,	2017	2016	2015

Net Sales
Commercial Air Handling	$11,190,844	$-	$-
Test and Measurement	6,610,684	4,884,778	5,852,924
Industrial Hose	6,015,207	1,761,002	-
	$23,816,735	$6,645,780	$5,852,924
Income (Loss) Before Provision for Income Taxes
Commercial Air Handling	$1,424,878	$-	$-
Test and Measurement	1,859,936	143,021	940,016
Industrial Hose	595,939	166,075	-
General Corporate Expenses	(1,691,993)	1,024,152	(1,062,393)
	$2,188,760	$1,333,248	$(122,377)

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

Years Ended September 30,	2017	2016	2015

Revenue:
United States of America	$22,735,947	$6,492,423	$5,678,888
Australia	4,112	60,412	20,043
Canada	419,625	59,653	75,612
England	-	25,789	21,822
Mexico	315,869	6,976	26,902
Poland	316,666	-	-
Other	24,515	527	29,657
	$23,816,735	$6,645,780	$5,852,924

All export sales to Australia, Canada, England, Mexico, and other foreign countries are made in US Dollars.

17. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth

Net Sales
2017	$2,356,926	$3,346,315	$7,220,626	$10,892,868
2016	$1,376,872	$1,046,624	$1,530,244	$2,692,040
2015	1,162,218	1,091,182	1,804,614	1,794,910

Gross Profit
2017	583,238	1,377,514	3,029,146	3,034,379
2016	636,351	352,080	760,814	561,720
2015	362,105	381,991	807,794	1,132,731

Net Income (Loss)
2017	(313,706)	213,140	941,523	567,439
2016	(47,189)	(464,444)	(8,095)	5,152,576
2015	(270,656)	(276,663)	109,631	315,311

Net Income (Loss) per Common Share
Basic
2017	(0.11)	0.07	0.33	0.20
2016	(0.03)	(0.28)	(0.01)	1.81
2015	(0.17)	(0.17)	0.07	0.19
Diluted
2017	(0.11)	0.07	0.31	0.18
2016	(0.03)	(0.28)	(0.01)	1.77
2015	(0.17)	(0.17)	0.07	0.19

18. SUBSEQUENT EVENTS

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In accordance with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

Hickok AE LLC (dba Air Enterprises), a wholly owned subsidiary of Hickok Incorporated, was named as a defendant in a lawsuit filed on November 6, 2017 in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to Air Enterprises prior to the Company’s acquisition and relating to a third-pary cooling system. The Company believes the claims have been improperly brought against Hickok. The Company denies the allegations and will vigorously defend the claims brought against it. The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of September 30, 2017, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2017, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

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

December 21, 2017

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 2018, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K. Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 2018, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 2018, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 2018, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 2018, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

HICKOK INCORPORATED By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: December 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 21st day of December, 2017:

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)
/s/ Kelly J. Marek	Vice President and Chief
Kelly J. Marek	Financial Officer
(Principal Financial and Accounting Officer)
/s/ Robert L. Bauman	Director
Robert L. Bauman

/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

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
10(a)

Convertible Promissory Note, dated April 9, 2014, issued by the Company to Roundball in the principal amount of $100,000.00 (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 13, 2015).

10(b)

Convertible Promissory Note, dated May 2, 2014, issued by the Company to Roundball in the principal amount of $100,000.00 (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 13, 2015).

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

10(x)

Credit Agreement, dated June 1, 2017, among Hickok Incorporated, Hickok Acquisition A LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Waekon Corporation, Hickok Operating LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on June 5, 2017).

10(y)	Asset Purchase Agreement dated June 1, 2017, among Hickok Acquisition A LLC, Air Enterprises Acquisition LLC, A. Malachi Mixon, III and William M. Weber (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on June 5, 2017).
11	Computation of Net Income Per Common Share.
14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of September 30, 2017 and 2016, and for each of the years in the three-year period ended September 30, 2017, and have issued our report thereon dated December 20, 2017; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K. Our audits also included the consolidated financial statement schedules ("schedules") of the Company listed in Part IV, Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Meaden & Moore, Ltd.

MEADEN& MOORE, Ltd.
Certified Public Accountants

December 20, 2017
Cleveland, Ohio

HICKOK INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from Asset Accounts:

Year Ended September 30, 2015
Reserve for doubtful accounts	$10,000	$(3,255	) (1)	$-	(2)	$(3,255	)(3)	$10,000
Reserve for inventory obsolescence	$363,500	$(47,045	) (5)	$-		$64,955	(4)	$251,500
Reserve for product warranty	$9	$12,555		$-		$12,564		$-
Valuation allowance for deferred taxes	$4,166,700	$82,200		$-		$-		$4,248,900

Year Ended September 30, 2016
Reserve for doubtful accounts	$10,000	$(1,784	) (1)	$-	(2)	$(1,784)	$10,000
Reserve for inventory obsolescence	$251,500	$82,292	(5)	$-		$(98,200)	$235,592
Reserve for product warranty	$-	$8,912		$-		$8,912	$-
Valuation allowance for deferred taxes	$4,248,900	$(3,681,100)		$67,800	(6)	$-	$500,000

Year Ended September 30, 2017
Reserve for doubtful accounts	$10,000	$275	(1)		$(2)	$-	(3)	$10,275
Reserve for inventory obsolescence	$235,592	$284,352	(5)	$-		$(37,297	)(4)	$473,252
Reserve for product warranty	$-	$-		$-		$-		$0
Valuation allowance for deferred taxes	$500,000	$-		$-		$-		$500,000

(1) Classified as bad debt expense
(2) Recoveries on accounts charged off in prior years
(3) Accounts charged off during year as uncollectible
(4) Inventory charged off during the year as obsolete
(5) Reduction in inventory obsolescence reserve
(6) Recovery of net operating loss reserve