Form 10-KT
period 2017-12-31
HICKOK INC
filed 2018-02-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2017 to December 31, 2017

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

As of June 30, 2017, the Registrant had 2,105,599 voting shares of Class A Common Stock outstanding and 773,616 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 640,070 shares of Class A Common Stock and 10,056 shares of Class B Common Stock. As of June 30, 2017, based on the closing price of $2.75 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $1,760,193. There is no trading market in the shares of Class B Common Stock.

As of January 31, 2018, 2,114,886 shares of Class A Common Stock and 773,616 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2017.

PART I

ITEM 1. BUSINESS.

Change in Fiscal Year End

On September 19, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end, moving from September 30 to December 31 of each year. This Form 10-K is a Transition Report and includes financial information from October 1, 2017 to December 31, 2017 (the “2017 Transition Period”). For comparative purposes, an unaudited consolidated statement of operations and unaudited consolidated statement of cash flows are included for the period October 1, 2016 to December 31, 2016, (the “2016 Transition Period”). The 2016 Transition Period has not been audited and is derived from the books and records of the Company. In the opinion of management, the 2016 Transition Period reflects all adjustments necessary to present the financial position and the results of operations in accordance with generally accepted accounting principles. References to any of the Company’s “fiscal years” mean the fiscal year ending September 30 of that calendar year.

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

The Industrial Hose segment was added on July 1, 2016, when the Company purchased the assets of the Federal Hose business in Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets.

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

Dependence on Single or Few Customers

For the three months ended December 31, 2017, sales to two customers in the Commercial Air Handling segment were 22% of consolidated sales of the Company. In fiscal year 2017, there were no sales to any one customer greater than 10% of consolidated sales of the Company. Revenue in fiscal year 2016 to one customer was approximately $1.3 million or 20% of the consolidated sales of the Company and was directly related to the acquisition of the Industrial Hose segment. In fiscal year 2015, sales to the customer Bosch amounted to approximately $2.2 million or 37% of the consolidated sales of the Company, which at the time consisted of only the Test and Measurement segment. The Company does not have exclusive supply agreements or long-term contractual relationships with these large customers.

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

Research and Development Activities

The Company expensed product development costs of $0.1 million in the three-month period ending December 31, 2017, $0.8 million in fiscal 2017, $1.1 million in fiscal 2016, and $1.0 million in fiscal 2015. These expenditures included engineering product support and development of manuals for the Company's Test and Measurement business segment. The research and development costs of the Industrial Hose and Commercial Air Handling segments are minimal and not separated from other operating costs of the segments.

Number of Persons Employed

Total employment by the Company at December 31, 2017 and September 30, 2017 was 200 full-time employees which represents an increase from 95 employees from fiscal 2016.

Financial Information Concerning Foreign and Domestic Operations and Export Sales

During the three-month period ended December 31, 2017 and fiscal 2017, all manufacturing, research and development and administrative operations were conducted in the United States of America. Revenues derived from export sales totaled approximately $1.5 million during the three-month period ended December 31, 2017, $1.1 million in fiscal 2017, $0.1 million in fiscal 2016, and $0.2 million in fiscal 2015. Shipments to Canada, India, Mexico, Poland and Saudi Arabia make up the majority of export sales.

Available Information

The Company's Internet address is http://www.hickok-inc.com. Hickok makes available free of charge on or through its website its transition report on Form 10-K/T, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with, or furnishes it to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains these reports at www.sec.gov.

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

As of December 31, 2017, we were in compliance with our fixed charge coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2018, declines in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

We are dependent on key customers.

We rely on several key customers. For the three months ended December 31, 2017, our ten largest customers accounted for approximately 50% of our next sales. For the fiscal 2017, our ten largest customers accounted for approximately 37% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

The Company operates facilities in the United States of America as shown below:

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

During the three-month period ending December 31, 2017 and fiscal 2017 the Registrant’s A Common Shares were traded on the Over-The-Counter Pink Sheets under the symbol HICKA. There is no market for the Registrant's Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Pink Sheets) for the Registrant's Class A Common Shares for the periods indicated. The Over-The-Counter Pink Sheet prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

	HIGH	LOW
Quarter ended December 31, 2017	$15.00	$7.10

	Fiscal year ended		Fiscal year ended
	September 30, 2017		September 30, 2016
	HIGH	LOW	HIGH	LOW
First Quarter	$3.44	$1.40	$1.35	$0.75
Second Quarter	5.00	1.75	1.96	1.00
Third Quarter	5.90	2.75	2.35	1.40
Fourth Quarter	9.50	4.50	2.00	1.40

b) HOLDERS

As of January 31, 2018, there were approximately 173 shareholders of record of the Company's outstanding Class A Common Shares and 6 holders of record of the Company's outstanding Class B Common Shares.

c) DIVIDENDS

In the three-month periods ended December 31, 2017 and 2016 and in fiscal 2017, 2016 and 2015 the Company paid no dividends on either of its Class A or Class B Common Shares. Pursuant to the Company's Amended Articles of Incorporation, no dividends may be paid on Class B Common Shares until cash dividends of ten cents per share per fiscal year are paid on Class A Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2017	2016	2017	2016	2015	2014	2013
		(unaudited)
	(In Thousands of Dollars, except per share amounts)

Net Sales	$11,754	$2,357	$23,817	$6,646	$5,853	$6,306	$6,466
Net Income (Loss)	$510	$(314)	$1,408	$4,633	$(122)	$8	$139

Working Capital	$9,236	$5,419	$9,611	$5,419	$2,797	$2,809	$2,442

Total Assets	$26,884	$15,807	$25,962	$15,435	$3,867	$3,700	$3,505

Long-term Debt	$8,491	$4,421	$10,256	$4,734	$540	$435	$-0-

Total Stockholders' Equity	$10,398	$8,028	$9,888	$8,353	$2,637	$2,759	$2,748

Net Income (Loss) Per Share
Basic	$0.18	$(0.11)	$0.49	$2.38	$(0.07)	$0.01	$0.09
Diluted	$0.16	$(0.11)	$0.46	$2.36	$(0.07)	$0.01	$0.09
Stockholders' Equity
Per Share:	$3.60	2.81	$3.44	4.3	1.61	$1.68	1.71
Return on Sales	4.3%	13.3%	5.9%	69.7%	(2.1%)	0.1%	2.1%
Return on Assets	1.9%	2%	5.4%	30%	(3.2%)	0.2%	4%
Return on Equity	4.9%	3.9%	14.2%	55.5%	(4.6%)	0.3%	5.1%
Closing Stock Price	$10.49	$3.44	$9.40	$1.80	$1.00	$2.11	$2.04

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

Results of Operations

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Sales for the three months ended December 31, 2017 increased to $11.8 million or 399% from the three months ended December 31, 2016 sales of $2.4 million. $9.0 million of the $9.4 million increase is attributed to the acquisition of the Commercial Air Handling segment in June 2017. The Test and Measurement segment had an increase in sales of $0.3 million in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Sales for the Industrial Hose segment remained flat at $1.6 million.

In the three months ended December 31, 2017, cost of sales was $8.5 million with a gross margin of 27% compared to cost of sales of $1.8 million and gross margin of 25% in the three months ended December 31, 2016. $7.0 million of the $6.8 million increase is attributed to the acquisition of the Commercial Air Handling segment in June 2017. Cost of sales in the Industrial Hose segment of $1.0 million decreased by $0.1 million compared to the three months ended December 31, 2016. Cost of sales in the Test and Measurement segment of $0.5 million decreased by $0.1 million compared to the three months ended December 31, 2016.

Product development expenditures relate solely to the Test and Measurement segment. Product development expenditures in the three months ended December 31, 2017 were $0.1 million or 1% of sales compared to $0.2 million or 10% of sales, respectively, in the three months ended December 31, 2016. The percentage decrease between the three months December 31, 2017 and 2016 was due to the acquisition of Commercial Air Handling segments in June 2017. The dollar decrease between the three months ended December 31, 2017 and 2016 was primarily due to employee reductions.

Selling, general and administrative (SG&A) expenses were $1.8 million or 15% of sales in the three months ended December 31, 2017, and $0.7 million or 28% of sales in the three months ended December 31, 2016. SG&A expenses in the Commercial Air Handling segment were $1.1 million in the three months ended December 31, 2017, and were the primary reason for the increase in the consolidated SG&A expenses during the period when compared to the same period a year ago.

Interest charges were $98 thousand in the three months ended December 31, 2017 compared with $51 thousand in the three months ended December 31, 2016. The increase in interest expense in due the JP Morgan Chase term loan and revolving credit facility entered into on June 1, 2017 related to the acquisition of the Commercial Air Handling segment.

Income tax expense in the three months ended December 31, 2017 was $0.7 million with an effective tax rate of 56.7%, compared to $8.0 thousand in the three months ended December, 2016. The effective tax rate for the three months ended December 31, 2017 was higher than the statutory rate primarily due to additional tax expense of $0.3 million recorded in the period as a result of the remeasurement of the deferred tax assets and liabilities. The remeasurement was based upon the corporate tax rate decrease from 34% to 21% as a direct result of the Tax Cuts and Jobs Act of 2017 that was signed into law on December 22, 2017. It is anticipated that the effective tax rate in the near future will be similar to the statutory rate as the Company believes it will be able to continue to utilize the majority of the net operating loss and research and development credit carryforwards before they expire.

Net income in the three months ended December 31, 2017 was $0.5 million, or $0.18 per share as compared to a net loss of $0.3 million, or ($0.11) per share in the three months ended December 31, 2016. The increase in net income in the three months ended December 31, 2017 versus the three months ended December 31, 2016 was attributed to the acquisition of the Commercial Air Handling segment in June 2017.

The Company has available federal and state net operating loss carryforwards of approximately $1.3 million and research and development and other tax credit carryforwards of approximately $2.1 million that begin to expire in 2018. The Company's deferred tax asset of $2.6 million has been offset by a valuation allowance of $47.0 thousand and a reserve for uncertain tax position related to the research and development credits of $0.4 million. Because of the uncertainties involved with these significant estimates, it is reasonably possible that the Company's estimate may change.

Fiscal Year 2017 Compared with Fiscal Year 2016

Sales for fiscal 2017 increased to $23.8 million, an increase of approximately 258% from fiscal 2016 sales of $6.6 million. This increase in sales was mainly attributable to recognizing 12 months of sales in 2017 of industrial hose manufactured and distributed by Industrial Hose segment which was acquired on July 1, 2016, compared to three months recognized in 2016 and recording four months of sales in 2017 of commercial air handling units designed and installed by Commercial Air Handling segment which was acquired on June 1, 2017. The Test and Measurement segment recorded increased sales of indicators, gauges and automotive diagnostics tools of $6.6 million in 2017 compared to $4.8 million in 2016.

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

Selling, general and administrative (SG&A) expenses were $4.5 million which was 22% of sales in fiscal 2017, and $1.9 million or 29% of sales in fiscal 2016. SG&A expenditures in fiscal 2017 were approximately 125% higher than the amount spent in fiscal 2016. The increase, both in dollars and as a percentage of sales, is primarily attributable to recognizing 12 months of expenses in 2017 from the Industrial Hose segment compared to three months recognized in 2016 and four months of expenses in 2017 from the Commercial Air Handling segment.

Interest charges were $0.3 million in fiscal 2017 compared with $0.1 million in fiscal 2016. The increased interest expense in fiscal 2017 is primarily due the JP Morgan Chase term loan and revolving credit facility entered into on June 1, 2017 related to the acquisition of the Commercial Air Handling segment.

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

Fiscal Year 2016 Compared with Fiscal Year 2015

Sales for fiscal 2016 increased to $6.6 million, an increase of approximately 14% from fiscal 2015 sales of $5.9 million. This increase in sales was primarily attributable to higher product sales of approximately $0.8 million. Product sales were $6.4 million in fiscal 2016 compared to $5.6 million in fiscal 2015. This increase in sales was volume-driven and attributable primarily to a $1.8 million increase of sales in industrial hose manufactured and distributed by the Industrial Hose segment which was acquired on July 1, 2016, offset by decreases in product sales in the Test and Measurement segment. Within the Test and Measurement segment, OEM product sales decreased approximately $0.8 million and aftermarket product sales decreased approximately $0.2 million and was volume driven, offset in part by an increase in emission product sales of approximately $0.1 million. Sales of indicator products declined by approximately $0.1 million and was volume related. Fiscal 2015 benefited from a large order from a Tier 1 Supplier to a large OEM with no similar order in 2016. The decrease in service sales in fiscal 2016 was volume related and attributable to lower chargeable repair sales.

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

Liquidity and Capital Resources

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Current assets of $17.2 million at December 31, 2017 were 2.2 times current liabilities and the total of cash and cash equivalents and receivables was 1.4 times current liabilities. These ratios compare to 3.1 and 1.8 respectively at December 31, 2016. Total current assets increased by approximately $9.2 million from December 31, 2016 due primarily to increases in accounts receivable, inventory and costs in excess of billings $8.0 million, $0.7 million and $1.6 million from the acquisition of the Commercial Air Handling segment in June 2017.

Working capital at December 31, 2017 was $9.2 million as compared to $5.4 million a year ago. The increase of $3.8 million was due primarily to the increase in current assets as described above offset in part by increases bank debt, trade accounts payable, accrued payroll and related expenses, accrued expenses, billings in excess of costs and deferred revenue of approximately $0.5 million, $1.4 million, $0.6 million, $0.6 million, $1.8 million, and $0.2 million, respectively. The increase in current liabilities was also primarily due to the acquisition of the Commercial Air Handling segment on June 1, 2017.

Cash provided by operating activities in the three months ended December 31, 2017 was $3.2 million compared to $1.1 million in the three months ended December 31, 2016, and was adequate to fund the Company’s capital expenditures of $0.1 million. The primary reason for the positive cash flow from operations was the increase in net income and increase in working capital resulting from the acquisition of the Commercial Air Handling segment.

The Company used $1.7 million in the three months ended December 31, 2017 in financing activities for net payments on the bank debt and capital leases compared to using $0.4 million in the three months ended December 31, 2016 for payments on related party notes, capital leases and repurchase of Class B common stock.

Fiscal Year 2017 Compared with Fiscal Year 2016

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

In December 2016, management entered into Amendment No. 5 of the Convertible Loan Agreement which provides up to $0.5 million of liquidity to meet on going working capital requirements. The Convertible Loan Agreement, as amended, is between the Company and a major shareholder who is also affiliated with two Directors, as discussed in Note 8 to the Company's financial statements. This amended agreement modified the terms of the previously amended agreement by extending the due date of the loan agreement from December 30, 2016 to December 30, 2017 and continues to allow $0.3 million of borrowing on the agreement at the Company's discretion. At September 30, 2017 and 2016, the outstanding balance on the loan was $0.2 million, respectively.

Management continues to tightly control expenses and will take actions as deemed necessary to maintain the necessary liquidity. Management believes the Company has adequate liquidity for working capital, capital expenditures and other strategic initiatives.

Off-Balance Sheet Arrangements

The Company has a secured performance and payment bond in the amount of $1.6 million as surety on completion of the requirements of a commercial air handling contract scheduled to complete in March 2018. The Company has no other off-balance sheet arrangements (as defined in Regulation S-B Item 303 paragraph (a)(2)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk was the funds available from the JPMorgan Chase term loan and revolving credit agreement and the First Francis convertible note agreement and revolving credit agreement. The Company had an outstanding balance on the JPMorgan Chase Bank term loan at December 31, 2017, of $1.8 million which is subject to a rate of interest of the Prime Rate plus 0.25%. In addition, the Company had an outstanding balance on the JPMorgan Chase Bank revolving credit agreement at December 31, 2017, of $3.5 million which is subject to a rate of interest equal to the Prime Rate. The Company had an outstanding balance on the Roundball convertible note at December 31, 2017, of $0.2 million which is subject to a fixed rate of interest of 0.34%. In addition, the Company also issued to First Francis Company Inc. a promissory note in the principal amount of $2.8 million with $2.4 million outstanding at December 31, 2017 and a promissory note in the principal amount of $2.0 million with $1.6 million outstanding at December 31, 2017, each of which is secured by all of the assets of Hickok and certain of its subsidiaries, bears interest at a rate of 4.0% per annum, is amortized over a ten year period, and will be fully due six years after the issue date. These promissory notes contain customary provisions regarding acceleration of the Company's obligations as a result of an event of default. The First Francis revolving credit agreement Company balance of $0.3 million plus accrued interest was paid in October 2016. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
HICKOK INCORPORATED
CLEVELAND, OHIO

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hickok Incorporated (the "Company") as of December 31, 2017 and September 30, 2017 and 2016 and the related consolidated statements of income, stockholders' equity, and cash flows, for the three months ended December 31, 2017 and for each of the years in the three-year period ended September 30, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and September 30, 2017 and 2016 and the results of its operations and its cash flows for the three months ended December 31, 2017 and for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.

We are uncertain as to the year we began servicing consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1979.

February 14, 2018
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEETS
HICKOK INCORPORATED

ASSETS

	December 31,	September 30,
	2017	2017	2016
CURRENT ASSETS:
Cash and Cash Equivalents	$2,444,110	$934,506	$3,060,734
Accounts receivable less allowance for doubtful accounts	9,011,677	8,549,596	1,354,199
Costs and estimated earnings in excess of billings	1,605,991	1,639,519	-
Inventory less allowance for obsolete inventory	3,903,481	3,857,763	3,308,799
Prepaid Expenses and other current assets	265,456	433,033	43,085
Total Current Assets	17,230,715	15,414,417	7,766,817

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements	235,179	233,479	233,479
Buildings and Leasehold Improvements	2,239,763	2,195,915	1,448,978
Machinery and Equipment	5,091,360	5,075,203	3,392,734
Total Property, Plant and Equipment	7,566,302	7,504,597	5,075,191
Less accumulated depreciation	4,242,913	4,119,787	3,771,268
Property, Plant and Equipment, Net	3,323,389	3,384,810	1,303,923

OTHER ASSETS:
Goodwill	2,255,912	2,255,912	1,777,656
Intangibles, net of accumulated amortization	1,896,399	2,113,656	1,250,909
Deferred income taxes less valuation allowance	2,173,892	2,790,259	3,330,600
Other non-current assets	3,250	3,250	4,850
Total Non-Current Other Assets	6,329,453	7,163,077	6,364,015
Total Assets	$26,883,557	$25,962,304	$15,434,755

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
HICKOK INCORPORATED

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	September 30,
	2017	2017	2016
CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$200,000	$-
Notes payable - related party	352,727	245,086	629,761
Bank debt - current	500,000	500,000	-
Leases payable	55,735	56,610	59,369
Accounts payable	2,112,695	1,497,799	733,388
Unearned revenue	2,601,355	1,282,947	-
Accrued payroll and related expenses	723,053	676,502	301,054
Accrued income taxes	108,576	69,933	31,000
Accrued expenses	1,340,465	1,290,364	593,378
Total Current Liabilities	7,994,606	5,819,241	2,347,950
LONG-TERM LIABILITIES:
Notes payable - related party	3,651,765	3,759,406	4,388,901
Bank debt	4,732,550	6,374,823	-
Leases payable	106,855	121,315	144,997
Convertible notes payable - related party	-	-	200,000
Total Long-Term Liabilities	8,491,170	10,255,544	4,733,898
STOCKHOLDERS' EQUITY
Preferred 1,000,000 shares authorized, no shares outstanding	-	-	-
Common shares - no par value
Class A 10,000,000 shares authorized, 2,130,681 issued at December 30, 2017 and September 30, 2017, 2,090,394 issued at September 30, 2016	2,246,367	2,246,367	2,108,651
Class B 2,500,000 convertible shares authorized, 779,283 shares issued at December 31, 2017, September 30, 2017 and September 30, 2016	710,272	710,272	710,272
Contributed capital	1,741,901	1,741,901	1,741,901
Treasury shares	(264,841)	(264,841)	(253,341)
Class A - 15,795 shares issued at December 31, 2017, September 30, 2017 and September 30, 2016
Class B -5,667 shares issued at December 31, 2017 and September 30, 2017, 667 issued at September 30, 2016
Retained earnings	5,964,082	5,453,820	4,045,424
Total Stockholders' Equity	10,397,781	9,887,519	8,352,907

Total Liabilities and Stockholders' Equity	$26,883,557	$25,962,304	$15,434,755

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
HICKOK INCORPORATED

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2017	2016	2017	2016	2015
		(unaudited)
Total Sales	$11,754,219	$2,356,926	$23,816,735	$6,645,780	$5,852,924
Cost of Sales	8,528,387	1,773,688	15,792,458	4,334,815	3,168,303
Gross Profit	3,225,832	583,238	8,024,277	2,310,965	2,684,621

Operating Expenses:
Product development costs	121,579	239,010	795,957	1,050,157	1,015,414
Selling, general and administrative expenses	1,813,308	651,574	4,546,383	1,933,986	1,727,021
Operating Income (Loss)	1,290,945	(307,346)	2,681,937	(673,178)	(57,814)

Other (Income) and Expenses:
Interest charges	98,228	50,769	282,648	59,386	657
Legal settlement	-	(50,000)	(50,000)	(2,270,567)	-
Other (income) expense, net	14,726	(2,409)	260,529	204,755	63,906
Total Other (Income) and Expenses	112,954	(1,640)	493,177	(2,006,426)	64,563
Income (Loss) before Provision for Income Taxes	1,177,991	(305,706)	2,188,760	1,333,248	(122,377)

Provision for (Recovery of) Income Taxes:
Current	446,283	8,000	86,966	31,000	(82,200)
Deferred	221,446	-	693,398	(3,330,600)	82,200
Total Provision for (Recovery of) Income Taxes	667,729	8,000	780,364	(3,299,600)	-
Net Income (Loss)	$510,262	$(313,706)	$1,408,396	$4,632,848	$(122,377)

Net Income (Loss) Per Common Share - Basic	$0.18	$(0.11)	$0.49	$2.38	$(0.07)

Net Income (Loss) Per Common Share - Diluted	$0.16	$(0.11)	$0.46	$2.36	$(0.07)

Weighted Average Shares of Common Stock Outstanding – Basic	2,888,502	2,853,107	2,874,926	1,943,625	1,638,215
Weighted Average Shares of Common Stock Outstanding - Diluted	3,256,012	2,901,584	3,069,077	1,960,121	1,638,215

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at October 1, 2014	$1,261,188	$474,866	$1,741,358	$(253,341)	$(465,047)	$2,759,024
Share-based compensation expense	-	-	543	-	-	543
Net Loss	-	-	-	-	(122,377)	(122,377)
Balance at September 30, 2015	$1,261,188	$474,866	$1,741,901	$(253,341)	$(587,424)	$2,637,190

Purchase of business partially financed by issuance of Class A and Class B Shares	847,463	235,406	-	-	-	1,082,869
Net Income	-	-	-	-	4,632,848	4,632,848
Balance at September 30, 2016	$2,108,651	$710,272	$1,741,901	$(253,341)	$4,045,424	$8,352,907

Professional services expense	7,884	-	-	-	-	7,884
Share-based compensation expense	129,832	-	-	-	-	129,832
Repurchase of Class B Shares	-	-	-	(11,500)	-	(11,500)
Net Income	-	-	-	-	1,408,396	1,408,396
Balance at September 30, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,453,820	$9,887,519

Net Income	-	-	-	-	510,262	510,262
Balance at December 31, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,964,082	$10,397,781

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW
HICKOK INCORPORATED

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2017	2016	2017	2016	2015
		(unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$510,262	$(313,706)	$1,408,396	$4,632,848	$(122,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	360,241	71,037	720,872	153,422	68,686
Non-cash professional service expense	-	-	7,884	-	-
Loss (gain) on disposal of assets	-	-	13,386	-	-
Non-cash share-based compensation expense	-	-	129,832	-	543
Deferred income taxes	616,367	-	693,398	(3,330,600)	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(462,081)	294,442	(2,434,029)	582,075	70,714
Decrease (Increase) in inventories	(45,718)	89,006	45,539	373,593	(212,316)
Decrease (Increase) in costs in excess of billings	33,528	-	2,341,305	-	-
Decrease (Increase) in prepaid expenses & other assets	167,577	(124,686)	(335,159)	78,843	(74,030)
Increase (Decrease) in accounts payable	614,896	(103,719)	(962,207)	(39,886)	152,204
Increase (Decrease) in accrued payroll and related expenses	46,551	(133,328)	49,498	118,792	35,051
Increase (Decrease) in accrued expenses	50,101	3,360	224,674	(86,201)	101,497
Increase (Decrease) in accrued income taxes	38,643	(23,000)	38,933	31,000	-
Increase (Decrease) in unearned revenue	1,318,408	1,300,000	688,402	-	-
Total adjustments	2,738,513	1,373,112	1,222,328	(2,118,962)	142,349

Net Cash Provided by (Used in) Operating Cash Activities	$3,248,775	$1,059,406	$2,630,724	$2,513,886	$19,972

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2017	2016	2017	2016	2015
		(unaudited)
Cash Flows from Investing Activities
Cash paid for acquisition	$-	$-	$(10,250,000)	$-	$-
Capital expenditures	(78,585)	(154,853)	(332,794)	(36,209)	(64,894)
Decrease in deposits	-	-	-	-	1,000

Net Cash Provided by (Used in) Investing Activities	(78,585)	(154,853)	(10,582,794)	(36,209)	(63,894)

Cash Flows from Financing Activities
Payments on related party notes	-	(331,711)	(1,014,170)	-	-
Borrowings on related party notes	-	-	-	250,000	-
Payments on bank debt	(3,113,908)	-	(1,775,000)	-	-
Borrowings on bank debt	1,468,657	-	8,694,486	-	-
Payments on capital lease	(15,335)	(14,624)	(67,974)	(43,445)	-
Repurchase of Class B shares	-	(11,500)	(11,500)	-	-
Cash acquired in purchase of business	-	-	-	30,097	-

Net Cash Provided by (Used in) Financing Activities	(1,660,586)	(357,835)	5,825,842	236,652	-

Net Increase (decrease) in cash and cash equivalents	1,509,604	546,718	(2,126,228)	2,714,329	(43,922)

Cash and cash equivalents at beginning of year	934,506	3,060,734	3,060,734	346,405	390,327

Cash and cash equivalents at end of year	$2,444,110	$3,607,452	$934,506	$3,060,734	$346,405

Supplemental disclosures of cash flow information
Interest Paid	37,612	67,045	236,634	11,830	1,858

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU 2016-09) a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning October 1, 2017. This new standard did not have a significant impact on the Company’s consolidated financial statements.

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

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. With the acquisitions of Federal Hose in July 2016 and Air Enterprises in June 2017, the Company has greatly expanded its customer base into a wide array of industries. During the three months ended December 31, 2017, there were sales to two customers in the Commercial Air Handling segment that were greater than 22% of consolidated sales of the Company. In fiscal 2017, there were no sales to any one customer greater than 10% of consolidated sales of the Company. Sales to one customer in the Test and Measurement segment approximated $1.3 million in 2016 and $2.2 million in 2015.

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

Revenue Recognition
The Company records sales as manufactured items are shipped to customers on an FOB shipping point arrangement, at which time title passes and the earnings process is complete. The Company primarily records service sales as the items are repaired. The customer does not have a right to return merchandise unless defective or warranty related and there are no formal customer acceptance provisions. Sales returns and allowances were immaterial during the three months ended December 31, 2017 and 2016 and during each of the three years in the periods ending September 30, 2017, 2016 and 2015.

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

The Company warrants certain products against defects for primarily 12 months. The both warranty expense and reserve amounts are immaterial during the three months ended December 31, 2017 and 2016 and during each of the three years in the periods ended September 30, 2017, 2016 and 2015.

Product Development Costs
Product development costs, which include engineering production support for the test and measurement business segment, are expensed as incurred. Research and development performed for customers represents no more than 1% of sales during the three months ended December 31, 2017 and 2016 and during each of the three years in the periods ended September 30, 2017, 2016 and 2015. The arrangements do not include a repayment obligation by the Company.

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

3.    ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $10,275 at December 31, 2017 and September 30, 2017, respectively and $10,000 at September 30, 2016.

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2017	September 30, 2017	September 30, 2016

Raw materials and component parts	$2,637,138	$2,659,171	$2,022,092
Work-in-process	523,644	370,506	438,447
Finished products	1,200,204	1,301,338	1,083,852
Total Inventory	4,360,986	4,331,015	3,544,391
Less: Inventory reserves	457,505	473,252	235,592
Net Inventory	$3,903,481	$3,857,763	$3,308,799

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

	December 31, 2017	September 30, 2017	September 30, 2016

Customer List: Backlog	$1,970,000	$1,970,000	$1,280,000
Non-Compete Agreements	200,000	200,000	-
Trademarks	340,000	340,000	-
Total Other Intangibles	2,510,000	2,510,000	1,280,000
Less: Accumulated Amortization	613,601	396,344	29,091
Other Intangibles, Net	$1,896,399	$2,113,656	$1,250,909

Amortization of other intangibles was $217,257 and $29,091 for the three months ended December 31, 2017 and 2016, respectively, and $367,253, $29,091 and $0 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The Company expects to recognize amortization expense of $466,530 in 2018, $179,030 in 2019, $179,030 in 2020, $179,030 in 2021, $155,697 in 2022, and $737,081 thereafter.

6.	PROPERTY, PLANT AND EQUPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	December 31, 2017	September 30, 2017	September 30, 2016

Land	$235,179	$233,479	$233,479
Buildings and Improvements	2,239,763	2,195,915	1,448,978
Machinery & Equipment	5,091,360	5,075,203	3,392,734
Total Property, Plant & Equipment	7,566,302	7,504,597	5,075,191
Less: Accumulated Depreciation	4,242,913	4,119,788	3,771,268
Property Plant & Equipment, Net	$3,323,389	$3,384,810	$1,303,923

Depreciation expense, including depreciation on capitalized leases, was $140,006 and $41,946 for the three months ended December 31, 2017 and 2016, respectively, and $350,641, $133,422, and $68,686 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

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

Bank debt balances consist of the following:

	December 31, 2017	September 30, 2017	September 30, 2016

Term Debt	$1,750,000	$1,875,000	$-
Revolving Debt	3,524,235	5,044,486	-
Total Bank Debt	5,274,235	6,919,486	-
Less: Current Portion	500,000	500,000	-
Non-Current Bank Debt	4,774,235	6,419,486	-
Less: Unamortized Debt Costs	41,685	44,663	-
Net Non-Current Bank Debt	$4,732,550	$6,374,823	$-

The Company had $4.5 million and $3.0 million available to borrow on the revolving credit facility at December 31, 2017 and September 30, 2017, respectively.  The minimum principal payments due on the term loan until it matures in 2021 are $500,000 in 2018, $ 500,000 in 2019, $500,000 in 2020, and $250,000 in 2021.

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

There have been several amendments to the original agreement over the years for the purpose of extending the existing terms of the Convertible Loan. On December 29, 2017, management entered into Amendment No. 6 of the Convertible Loan Agreement with Roundball. The amended Convertible Loan:

●	Continues to provide approximately $467,000 of liquidity to meet on going working capital requirements;
●	Continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%; and
●	Extends the due date of the loan agreement from December 30, 2017 to December 30, 2018.

The outstanding balance on the Convertible Loan as of December 31, 2017, September 30, 2017, and September 30, 2016 was $200,000, respectively.

As part of the Convertible Loan Agreement between the Company and Roundball, the parties entered into a Warrant Agreement, dated  December 30, 2012, whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The warrant agreement, as amended, expires December 30, 2018.

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

The Company had $250,000 outstanding borrowings on the credit facility at September 30, 2016. At December 31, 2017 and September 30, 2017, respectively, the outstanding balance was $0.

Notes Payable – Related Party

Notes payable - related parties is a result of the acquisition of a business on July 1, 2016 and consists of the following:

	December 31, 2017	September 30, 2017	September 30, 2016

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,639,206	$1,639,206	$2,000,000

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	2,365,286	2,365,286	2,768,662

Total notes payable – related party	4,004,492	4,004,492	4,768,662

Less current portion	352,727	245,086	379,761

Notes payable – related party non-current portion	$3,651,765	$3,759,406	$4,388,901

Total Principal Payments
Year Ending, December 31:
2018	$352,727
2019	441,437
2020	459,361
2021	478,013
2022	2,272,954
Total principal payments	$4,004,492

9.	LEASES

Operating Leases
The Company leases two facilities including one from a related party and certain vehicles and equipment under operating leases expiring through June 30, 2026.

The Company's minimum commitment under these operating leases is as follows:

	Facility	Equipment

2018	$588,271	$74,911
2019	592,353	68,728
2020	596,477	60,214
2021	600,642	6,296
2022	604,848	-
Thereafter	1,283,628	-
Total minimum lease payments	$4,266,219	$210,149

Rental expense was $245,029 and $48,819 for the three months ending December 31, 2017 and 2016, respectively, and $361,539, $57,767 and $11,382 for the fiscal years ending September 30, 2017, 2016 and 2015, respectively.

Capital Leases

	December 31, 2017	September 30, 2017	September 30, 2016

Capital lease obligation on computer equipment and software, payable in monthly installments of $2,059 including interest at approximately 1.04% per annum through December, 2017.	$-	$2,059	$28,828

Capital lease obligation on IT computer equipment and software, payable in monthly installments of $3,888 including interest at approximately 6.57% per annum, through February, 2021.	129,912	139,339	175,538

Capital lease obligation on manufacturing equipment, payable in monthly installments of $891 including interest at approximately 6.99% per annum, through February, 2020.	22,196	24,455	-

Capital lease obligation on IT computer equipment and software, payable in monthly installments of $633 including interest at approximately 10.68% per annum, through July 2019.	10,482	12,072	-
Total capital lease obligations	162,590	177,925	204,366
Less current portion	55,735	56,610	59,369
Capital lease obligations non current portion	$106,855	$121,315	$144,997

Capital Lease Obligations

Year Ending	Total Minimum Lease Payment	Less Amount Representing Interest	Present Value of Minimum Lease Obligation
2018	$65,142	$9,407	$55,735
2019	61,573	6,017	55,556
2020	49,327	1,895	47,432
2021	3,888	21	3,867
2022	-	-	-
	$179,930	$17,340	$162,590

The fixed assets related to the capital leases are as follows:

	December 31, 2017	September 30, 2017	September 30, 2016

Cost	$255,304	$304,724	$247,811
Depreciation	81,577	82,527	27,673
Net Book Value	$173,727	$222,197	$220,138

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

10. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (832,233 shares at December 31, 2017, September 30, 2017 and 2016, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

11. STOCK COMPENSATION

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. There were no share-based awards granted during the three months ended December 31, 2017.Share-based awards of 36,333 were granted under the 2013 Omnibus Equity Plan as of September 30, 2017.

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

Non-cash compensation expense related to stock option plans was $0 for the three months ended December 31, 2017 and 2016, respectively, and was $129,832, $0 and $543 for fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Transactions involving the Directors Plans are summarized as follows:

	Three Months December 31, 2017	Weighted Average Exercise Price	Fiscal Year September 30, 2017	Weighted Average Exercise Price	Fiscal Year September 30, 2016	Weighted Average Exercise Price	Fiscal Year September 30, 2015	Weighted Average Exercise Price
Option Shares
Directors Plans:
Outstanding beginning of the period	5,000	$3.54	5,000	$3.54	6,000	$3.44	22,000	$5.3
Granted	-	-	-	-	-	-	-	-
Canceled/expired	-	$-	-	$-	(1,000)	$2.925	(16,000)	$6
Exercised	-	-	-	-	-	-	-	-
Outstanding end of the period	5,000	$3.54	5,000	$3.54	5,000	$3.54	6,000	$3.44
Exercisable end of the period	5,000	$3.54	5,000	$3.54	5,000	$3.54	6,000	$3.44

The following is a summary of the range of exercise prices for stock options outstanding and exercisable under the Directors Plans at December 31, 2017.

Directors Plans	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Stock Options Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$2.925	4,000	$2.925	3.9	4,000	$2.925
$6.00	1,000	$6.000	2.1	1,000	$6.000
	5,000	$3.540		5,000	$3.540

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

12. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory federal income tax rate is as follows:

	Three Months	Fiscal Year	Fiscal Year	Fiscal Year
	December 31, 2017	September 30, 2017	September 30, 2016	September 30, 2015

Income (Loss) Before Provision for (Recovery of) Income Taxes	$1,177,991	$2,188,760	$1,333,248	$(122,377)
Statutory rate	34%	34%	34%	34%
Tax at statutory rate	400,517	744,178	453,304	(41,608)
Permanent differences	2,055	5,465	1,000	900
Research and development and other credits - net	-	(77,220)	(47,400)	(48,500)
Valuation allowance	(452,681)	-	(3,681,100)	82,200
State Tax	25,654	130,560	-	-
State Net Operating Loss	-	(174,223)	-	-
Transaction Costs	-	95,849	-	-
Deferred Adjustments - change in tax rates	290,965	-	-	-
Change in Reserve for uncertain tax positions	395,000	-	-	-
Other	6,219	55,755	(25,404)	7,008
Provision for (recovery of) income taxes	$667,729	$780,364	$(3,299,600)	$-

Deferred tax assets (liabilities) consist of the following:

	December 31, 2017	September 30, 2017	September 30, 2016

Inventories	$116,673	$291,338	$302,600
Bad debts	13,799	21,171	3,400
Accrued liabilities	140,280	88,817	77,700
Prepaid expense	(59,085)	(73,120)	(8,900)
Depreciation and amortization	166,798	220,967	93,000
Research and development and other credit carryforwards	2,150,820	2,179,462	2,019,700
Net operating loss carryforward	59,852	520,087	1,303,000
Directors stock option plan	27,074	41,537	40,100
Total deferred tax asset	2,616,211	3,290,259	3,830,600
Valuation allowance	(47,319)	(500,000)	(500,000)
Reserve for uncertain tax positions	(395,000)	-	-
Total reserves & allowances	(442,319)	(500,000)	(500,000)
Net deferred tax asset	$2,173,892	$2,790,259	$3,330,600

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the Company recorded tax expense of $0.3 million due to a remeasurement of deferred tax assets and liabilities based upon the decrease in the corporate tax rate from 34% to 21%.

Valuation Allowance
The Company recorded a tax benefit of approximately $0.5 million related to the reduction of the valuation allowance for deferred tax assets at December 31, 2017. The reduction in the valuation allowance is related to the utilization of a significant amount of the net operating loss carryforward and the Company’s expectation that the majority of the research and development and other credit carryforwards will be utilized in the future.

Reserve for Uncertain Tax Positions
At December 31, 2017, the Company recorded a reserve of $0.4 million for unrecognized tax benefits related to exposures in accordance with ASC 740. Because of the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Net Operating Loss Carryforwards:

The Company has federal and state net operating loss (NOL) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	Federal NOLS	State NOLS	R& D & Other Credits
2018	$-	$-	$166,019
2019	-	-	198,072
2020	-	-	126,620
2021	-	-	48,573
2022	-	-	107,172
2023	-	-	156,392
2024	-	-	155,394
2025	-	-	139,885
2026	-	-	154,991
2027	-	-	152,732
2028	-	-	68,676
2029	-	-	31,081
2030	-	-	44,712
2031	-	-	59,085
2032	-	312,351	71,062
2033	-	532,837	73,198
2034	29,274	285,607	76,429
2035	99,688	-	73,315
2036	-	-	117,000
2037	-	-	-
2038 and beyond	-	-	130,412
	$128,962	$1,130,795	$2,150,820

13.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2017	2016	2017	2016	2015
		(unaudited)
Basic Income (Loss) Per Share
Income (Loss) available to common stockholders	$510,262	$(313,706)	$1,408,396	$4,632,848	$(122,377)
Shares denominator	2,888,502	2,853,107	2,874,926	1,943,625	1,638,215
Per share amount	$0.18	$(0.11)	$0.49	$2.38	$(0.07)

Effect of Dilutive Securities
Average shares outstanding	2,888,502	2,853,107	2,874,926	1,943,625	1,638,215
Options and warrants under convertible note	367,510	48,477	194,151	16,496	-
	3,256,012	2,901,584	3,069,077	1,960,121	1,638,215
Diluted Income (Loss) Per Share
Income (Loss) available to common stockholders	$510,262	$(313,706)	$1,408,396	$4,632,848	$(122,377)
Per share amount	$0.16	$(0.11)	$0.46	$2.36	$(0.07)

Included in the computation of diluted earnings per share for the three months ended December 31, 2017 and 2016 and for fiscal 2017 and 2016 were options, warrants and underlying shares related to the convertible notes.

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

The Company has 401(k) Savings and Retirement Plans covering all full-time employees. Company contributions to the plans, including matching of employee contributions, are at the Company's discretion. For the three months ended December 31, 2017 and 2016 and fiscal years ended September 30, 2017, 2016 and 2015, the Company made matching contributions to the plans in the amount of $17,545, $2,532, $39,249, $14,412 and $15,045, respectively. The Company does not provide any other postretirement benefits to its employees.

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

The purchase price has been allocated to the following accounts:

Cash	$30,097
Accounts Receivable - trade	834,720
Inventory	1,755,879
Prepaid Expenses	9,909
Fixed Assets	769,000
Customer List	1,280,000
Goodwill	1,777,656
Total Assets Acquired	$6,457,261
Accounts Payable	$475,280
Accrued Payroll	14,725
Accrued Expenses	115,725
Total Liabilities Assumed	$605,730
Net Assets Acquired	$5,851,531

Acquisition related costs included in Other Expense, Net in the consolidated statements of income were $0 and $0 for the three months ended December 31, 2017 and 2016, respectively, and $281,909 in fiscal 2017, $211,951 in fiscal 2016, and $71,939 in fiscal 2015, respectively. Also, see Note 4, Bank Debt and Note 5, Notes Payable regarding further information regarding the acquisitions and the loan agreements and notes issued in connection with such acquisitions.

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

Information by industry segment is set forth below:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2017	2016	2017	2016	2015
		(unaudited)
Net Sales
Commercial Air Handling	$9,004,560	$-	$11,190,844	$-	$-
Test and Measurement	1,161,773	827,066	6,610,684	4,884,778	5,852,924
Industrial Hose	1,587,886	1,529,860	6,015,207	1,761,002	-
	$11,754,219	$2,356,926	$23,816,735	$6,645,780	$5,852,924
Income (Loss) Before Provision for Income Taxes
Commercial Air Handling	$905,736	$-	$1,424,878	$-	$-
Test and Measurement	96,947	(45,409)	1,859,936	143,021	940,016
Industrial Hose	205,910	389,637	595,939	16,075	-
General Corporate Expenses	(30,602)	(649,934)	(1,691,993)	1,174,152	(1,062,393)
	$1,177,991	$(305,706)	$2,188,760	$1,333,248	$(122,377)

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2017	2017	2016	2015

Revenue:
United States of America	$10,279,947	$22,735,948	$6,492,423	$5,678,888
Australia	997	4,112	60,412	20,043
Canada	86,386	419,625	59,653	75,612
England	1,324,042	-	25,789	21,822
Mexico	4,649	315,869	6,976	26,902
Poland	52,492	316,666	-	-
Other	5,706	24,515	527	29,657
	$11,754,219	$23,816,735	$6,645,780	$5,852,924

In the three-month period ending December 31, 2016 (unaudited), over 95% of the Company’s product was sold within the United States. All export sales to Australia, Canada, England, Mexico, and other foreign countries are made in US Dollars.

17. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for its previous eight quarters. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015

Net Sales	$10,892,868	$7,220,626	$3,346,315	$2,356,926	$2,692,040	$1,530,244	$1,046,624	$1,376,872
Gross Profit	$3,034,379	$3,029,146	1,377,514	583,238	561,720	760,244	352,080	636,351
Net Income (Loss)	567,439	941,523	213,140	(313,706)	5,152,576	(8,095)	(464,444)	(47,189)
Net Income (Loss) per Common Share:
Basic	$0.20	$0.33	$0.07	$(0.11)	$1.81	$(0.01)	$(0.28)	$(0.03)
Diluted	$0.18	$0.31	$0.07	$(0.11)	$1.77	$(0.01)	$(0.28)	$(0.03)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2017, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

/s/ B. E. Powers

B. E. Powers
Chief Executive Officer

/s/ K. J. Marek

K. J. Marek
Chief Financial Officer

February 14, 2018

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Name and Business Experience (1)	Age

Robert L. Bauman	78
Edward F. Crawford	79
Matthew V. Crawford	48
Brian E. Powers	54
Steven H. Rosen	46
Kirin M. Smith	39

Robert L. Bauman was appointed to the Hickok Board in 1980 and was President and Chief Executive Officer of the Company from July 1993 to September 1, 2016 and Chairman of the Company from July 1993 to May 2001. Employed by the Company since 1962, Mr. Bauman has served in engineering, sales and marketing, and operations manager capacities prior to his election as President in 1991. The Board of Directors has determined that Mr. Bauman should serve as a director because of his previous role as the Company's President and Chief Executive Officer and his extensive experience and knowledge of the Company.

Edward F. Crawford was appointed to the Hickok Board in 2012. Mr. Crawford has served as Director, Chairman and Chief Executive Officer of Park-Ohio Holdings Corp. since 1992, President from 1997 to 2003, and Chairman and Chief Executive Officer of The Crawford Group (a venture capital, management consulting company) since 1964. Mr. Crawford has amassed extensive knowledge of public and private company strategies and operations and brings to the Board his experience in leading a variety of private enterprises for over 40 years.

Matthew V. Crawford was appointed to the Hickok Board in 2014. Mr. Crawford has served as President and Chief Operating Officer of Park-Ohio Holdings Corp. since 2003, Senior Vice President from 2001 to 2003, and Assistant Secretary and Corporate Counsel from 1995 to 2001. Mr. Crawford has also served as a director of Park-Ohio Holdings Corp. since 1997 and as President of The Crawford Group (a venture capital, management consulting company) since 1995. Mr. Crawford has amassed extensive knowledge of public and private company strategies and operations. Mr. Crawford has been designated to serve per the Roundball LLC contractual rights under the Convertible Loan Agreement. Matthew V. Crawford is the son of Edward F. Crawford.

Brian E Powers was appointed to the Hickok Board in 2014 was appointed as President and Chief Executive Officer of the Company in September 2016. Prior to joining the Company, Mr. Powers served as Owner of Brian Powers & Associates LLC since 2001(management consulting firm); Chief Administrative Officer and General Counsel of Greencastle LLC (developer of data centers and clean energy projects), 2014-2015; Managing Director of League Park Advisors LLC (mid-market investment banking firm) from 2010 to 2014; Chief Executive Officer of Caxton Growth Partners LLC (strategic management consulting firm) from 2001 to 2010, Mr. Powers brings over 20 years of diverse experience as a business executive, entrepreneur, management consultant, corporate lawyer and investment banker to the Board.

Steven H. Rosen was appointed to the Hickok Board in 2012. Mr. Rosen has served as Co-Chief Executive Officer and Co-Founder of Resilience Capital Partners (private equity firm) since 2001. Mr. Rosen brings to the Board an extensive background in mergers and acquisitions, financial analysis and consulting as well as contacts throughout the financial and investing field. Mr. Rosen represents Roundball LLC and has been designated to serve pursuant to Roundball LLC's contractual right under the Convertible Loan Agreement. Mr. Rosen serves on the Board of Directors for Park-Ohio Holdings Corp., a local public company, and several private companies.

Kirin M. Smith was appointed to the Hickok Board in 2009. Mr. Smith has served as Managing Partner of Intrinsic Value Capital, L.P. (fundamental equity investment fund) since November 2005; Chief Operating Officer of ProActive Capital Group (capital markets advisory firm) since January 2012; Assistant Vice President of Financial Dynamics (business and financial communications consultancies) for five years prior to November 2005. Mr. Smith brings an extensive background in financial analysis and consulting to the Board, as well as contacts throughout the financial and investing field. Mr. Smith also represents major Class A Common Stock shareholders, bringing this perspective to the Board as well.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for services in all capacities to the Company of the Chief Executive Officer for the three month period ended December 31, 2017 (T2017) and for fiscal 2017 and fiscal 2016 (the "Named Executive Officer").

Summary Compensation Table

Name and Principal Position (a)	Year/ Period (b)	Salary (c )	Bonus (d) (1)	Restricted Stock Awards (e ) (2)	Stock Option Awards (f)	All Other Compensation (i)	Total (j)

Brian E. Powers (3)
President & Chief Executive Officer	T2017	$47,500	$-	$-	$-	$-	$47,500
	2017	$70,000	$-	$85,500	$-	$-	$155,500
	2016	$-	$-	$-	$-	$-	$-

Robert L. Bauman (4)
President & Chief Executive Officer	T2017	$-	$-	$-	$-	$1,275	$1,275
	2017	$23,750	$-	$10,500	$-	$2,361	$36,611
	2016	$95,000	$-	$-	$-	$-	$95,000

(1) Represents bonuses earned from the plans described in the section "Profit Sharing Plans" below. Bonuses are normally paid after the end of the year for that year (e.g., bonus distributions that accrued in fiscal year 2016 will actually be paid in fiscal year 2017). There was no bonus accrued in fiscal 2017 or 2016.

(2) Represents the value of Class A Common Stock grants awarded. Under the Company's 2013 Omnibus Equity Plan, the Compensation Committee of the Board of Directors has the authority to grant stock awards to Key Employees. During 2016 there were no stock awards granted to the Named Executive under the 2013 Omnibus Equity Plan.

(3) Mr. Powers was elected as Chief Executive Officer effective September 1, 2016.

(4) Mr. Bauman informed the Company of his intention to retire as President & Chief Executive Officer effective September 1, 2016.

The Compensation Committee (“Committee’) recommended an increase in the base salary for Mr. Powers to $190,000 effective October 1, 2017. The Committee also recommended an increase in the base salary for Kelly J. Marek, Chief Financial Officer, to $110,000 effective October 1, 2017. The Board of Directors approved the Committee’s recommendation. Mr. Powers and Mrs. Marek were also granted stock awards under the 2013 Omnibus Equity Plan based upon their performance. The Company believes the most effective compensation program rewards executives’ contribution in achieving and exceeding goals of the Company, and aligns executives’ interests with those of the stockholders. Moreover, the Company believes a successful compensation structure will help the Company attract and retain superior employees in key positions.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding named executive officer equity awards at December 31, 2017.

Compensation of Directors

We did not compensate our directors during the three-month period ended December 31, 2017.

Profit Sharing Plans

Under the Company's Charter Documents bonus distributions will be determined by the Compensation Committee of the Board of Directors after considering such factors as the employee's influence on Company results, performance during the preceding years (with emphasis on the previous year) and employee long-term anticipated contribution to corporate goals. The Company's Compensation Committee of the Board of Directors provided no bonuses in fiscal 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The shareholders named in the following table include the executive officer named in the Executive Compensation table below and those persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Shares of the Company as of January 31, 2018. In addition, this table includes the beneficial ownership of Common Shares by the Directors and Executive Officers of the Company as a group on January 31, 2018.

Title of Class	Name and Business Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Common Shares, without par value, Class A and Class B	Janet H. Slade (2) 5862 Briar Hill Drive Solon, Ohio 44139	253 Class A (3) 75,000 Class B (3)	* 9.6%
	Patricia H. Aplin (2) 1178 Bellingham Drive Oceanside, California 92057	112,752 Class A (4) (5) 118,042 Class B (4) (5)	5.3% 15.2%
	Robert L. Bauman 10514 Dupont Avenue Cleveland, Ohio 44108	21,413 Class A (6) 176,768 Class B (6)	1.0% 22.7%
	Edward F. Crawford 10514 Dupont Avenue Cleveland, Ohio 44108	454,848 Class A (10) (13) 148,838 Class B (13)	21.3% 19.1%
	Matthew V. Crawford 10514 Dupont Avenue Cleveland, Ohio 44108	1,212,144 Class A (7) (8) (13) 259,968 Class B (9) (13)	47.3% 33.4%
	Jennifer Elliot 1178 Bellingham Drive Oceanside, CA 92057	112,752 Class A (4) (5) 118,042 Class B (4) (5)	5.4% 15.2%
	Intrinsic Value Capital, L.P. 708 Greenwich Street New York, New York 10014	51,114 Class A (11)	2.1%
	Steven H. Rosen 1660 West 2nd Street Suite 1100 Cleveland, Ohio 44113	748,407 Class A (7) (8) (10) 105,056 Class B (9)	29.2% 13.5%
	Roundball LLC 1660 West 2nd Street Suite 1100 Cleveland, Ohio 44113	747,407 Class A (7) (8) 105,056 Class B (9)	29.1% 13.5%
	Kirin M. Smith 708 Greenwich Street, 2E New York, New York 10014	67,049 Class A (11) (12)	3.1%
	Three Bears Trust 1660 West 2nd Street, Ste 1100 Cleveland, Ohio 44122	747,407 Class A (7) (8) 105,056 Class B (9)	29.1% 13.5%
	First Francis Company, Inc.	911,250 Class A (13) 303,750 Class B	42.6% 39.0%

	All Directors and Executive Officers as a group (10 persons)	1,807,454 Class A (14) 585,574 Class B	69.8% 75.2%

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

(7) According to Schedule 13D/A filed January 13, 2015 with the Securities and Exchange Commission, Roundball LLC, The Three Bears Trust and Matthew V. Crawford, and Steven H. Rosen have shared voting and dispositive power over 747,407 shares of the Company's Class A Common Shares (or 29.1% of the Class). Roundball LLC, The Three Bears Trust and Matthew V. Crawford, and Steven H. Rosen have shared voting and dispositive power over 95,000 shares of the Company's Class B Common Shares and furthermore Roundball LLC has entered into a 10 year voting agreement with Gretchen Hickok with respect to Ms. Hickok's 10,056 Class B Common Shares.

(8) Includes 326,489 Class A Common Shares which may be acquired by Roundball LLC upon the conversion of an immediately convertible promissory note, 100,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable warrants, which are attributed to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the Securities and Exchange Commission rules. The ownership of 320,918 Class A Common Shares held by Roundball LLC are attributed to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the Securities and Exchange Commission rules.

(9) The beneficial ownership of 105,056 Class B Common Shares held by Roundball LLC is attributed to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the Securities and Exchange Commission rules.

(10) Includes 1,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable options.

(11) According to Schedule 13D/A filed January 18, 2011 with the Securities and Exchange Commission, the following reporting persons have shared voting and shared dispositive power over 51,114 shares of the Company's Class A Common Shares: Intrinsic Value Capital, L.P., Glaubman & Rosenberg Partners, LLC, b & Rosenberg Advisors, LLC, Joseph Hain and Kirin Smith. According to a Form 4 filed January 18, 2011, Joseph Hain has sole voting and dispositive power over an additional 4,150 such shares (for a total, combined with the above mentioned 51,114 shares, of 55,264 shares), and Kirin Smith has sole voting and dispositive power over an additional 9,935 such shares (for a total, combined with the above mentioned 51,114 shares, of 61,049 shares).

(12) Includes 3,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable options.

(13) First Francis Company Inc. is owned and controlled 49% by Mr. Edward Crawford and 51% by Mr. Matthew Crawford. The table assumes that Messrs. Edward Crawford and Matthew Crawford share the beneficial ownership of the Company stock in accordance with their ownership of First Francis Company Inc.

(14) Includes 452,823 Class A Common Shares which the Directors and the Executive Officers of the Company have the right to acquire upon the exercise of immediately exercisable convertible notes, options, warrants and unvested restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH MANAGEMENT

During the three-month period ended December 31, 2017 and during fiscal years 2017 and 2016, no transactions were proposed or occurred that are required to be disclosed pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, except as follows:

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

The Notes may be converted by the Investors at any time, in whole or in part, into Class A Common Shares of the Company ("Conversion Shares") at a conversion price of $1.43 per share. The Roundball Note, if the Roundball Option has been exercised in full, may be converted into an additional 326,429 Conversion Shares. If the Investors have not fully converted either of the Notes into Conversion Shares by their respective maturity dates, the Company may, at the discretion of the Company's board of directors (the "Board"), either pay the outstanding principal and accrued and unpaid interest outstanding under the applicable Note or convert such Note, in whole, into Conversion Shares.

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

On December 29, 2017, the Company and Roundball entered into Amendment No. 6 ("Amendment No. 6") which further amends the existing Initial Convertible Loan Agreement to, among other things, (i) extend the Roundball Option to December 30, 2018, and (ii) extend the Borrower Option to December 30, 2018. The maturity date for any convertible notes issued pursuant to the Convertible Loan Agreement, as amended, is December 30, 2018.

On December 29, 2017, in partial consideration for Amendment No. 6, the Company and Roundball entered into Amendment No. 3 to Warrant Agreement (the "Warrant Agreement Amendment") which modifies the Roundball Warrant Agreement by extending the expiration date for exercising such warrants from December 30, 2017 to December 30, 2018.

Revolving Credit Agreement. On June 3, 2016, the Company entered into an unsecured revolving credit agreement with First Francis Company Inc. ("First Francis"). First Francis become a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose Manufacturing LLC as further discussed under Acquisition of Federal Hose.

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

Acquisition of Federal Hose

The Company purchased Federal Hose Manufacturing LLC (“Federal Hose”) on July 1, 2016 from First Francis Company, Inc. (“First Francis”), an entity owned by Edward F. Crawford and Matthew V. Crawford, directors of the Company. The Merger Agreement provided that the Company acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 of the Company’s Class A Common Shares; (ii) 303,750 of the Company’s Class B Common Shares; and (iii) $4,768,662 in certain promissory notes issued by the Company, which bear interest at an annual rate of 4% payable quarterly, are subject to redemption over a mandatory 10-year amortization schedule and are required to be fully redeemed within six years of their issuance date. In connection with this transaction, the Company also entered into a ten-year lease agreement with Edward Crawford for use of a facility in Painesville, Ohio out of which the Federal Hose business is operated. The Company, through its Federal Hose subsidiary will pay rent to Edward Crawford in the amount of $15,000 per month under the lease agreement.

In connection with entering into a Credit Agreement with JPMorgan Chase Bank, N.A. on June 1, 2017, the Company made a one-time prepayment of a portion of the outstanding principal under outstanding promissory notes held by First Francis in the amount of $500,000. The Company was not required to make any of the scheduled quarterly payments due under these notes for the remainder of calendar year 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the three-month period ended December 31, 2017 (T2017) and for fiscal 2017 and 2016, Meaden & Moore, Ltd. provided various audit services and non-audit services to the Company. Set forth below are the aggregate fees billed for these services during such periods:

	T2017	2017	2016
Audit Fees	$46,500	$95,000	$89,000
Audit-Related Fees	-0-	-0-	-0-
Tax Fees	-0-	23,000	-0-
All Other Fees	-0-	39,742	43,400
Totals	$46,500	$157,742	$132,400

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

The Board has a policy to assure the independence of the Company’s independent registered public accounting firm. It is the policy of the Company's Audit Committee to approve all engagements of the Company's independent auditor to render audit and non-audit services prior to the initiation of such services. All services listed above were preapproved by the Audit Committee.

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

HICKOK INCORPORATED By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: February 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 14th day of February 2018:

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
10(z)

Amendment No. 6 to Convertible Loan Agreement, dated December 29, 2017, by and between the Company and Roundball, LLC. effective through December 30, 2018 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on January 4, 2018).

10(aa)	Amendment No. 3 to Warrant Agreement, dated December 29, 2017, by and between the Company and Roundball, LLC. effective through December 30, 2018 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on January 4, 2018).
11	Computation of Net Income Per Common Share.
14	Hickok Incorporated Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO CONSOLIDATED SCHEDULE

To the Shareholders and Board of Directors
Hickok Incorporated
Cleveland, Ohio

We have audited the consolidated financial statements of HICKOK INCORPORATED (the "Company") as of December 31, 2017 and September 30, 2017 and 2016, and for the three-month period ended December 31, 2017 and each of the years in the three-year period ended September 30, 2017, and have issued our report thereon dated February 14, 2018, which contained an unqualified opinion on those consolidated financial statements; such consolidated financial statements and report are included in Part II, Item 8 of this Form 10-K/T. Our audits also included the consolidated financial statement schedule ("schedule") of the Company listed in Part IV, Item 15. The schedule has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The schedule is the responsibility of the Company’s management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with Regulation S-X, Rule 12-09. In our opinion, the schedule is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Meaden & Moore, Ltd.

MEADEN& MOORE, Ltd.

February 14, 2018
Cleveland, Ohio

HICKOK INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Deducted from Asset Accounts:
Year Ended September 30, 2015
Reserve for doubtful accounts	$10,000	$(3,255	) (1)	$-	(2)	$(3,255	) (3)	$10,000
Reserve for inventory obsolescence	$363,500	$(47,045	) (5)	$-		$64,955	(4)	$251,500
Reserve for product warranty	$9	$12,555		$-		$12,564		$-
Valuation allowance for deferred taxes	$4,166,700	$82,200		$-		$-		$4,248,900

Year Ended September 30, 2016
Reserve for doubtful accounts	$10,000	$(1,784	) (1)	$-	(2)	$(1,784	) (3)	$10,000
Reserve for inventory obsolescence	$251,500	$82,292	(5)	$-		$(98,200	) (4)	$235,592
Reserve for product warranty	$-	$8,912		$-		$8,912		$-
Valuation allowance for deferred taxes	$4,248,900	$(3,681,100)		$67,800	(6)	$-		$500,000

Year Ended September 30, 2017
Reserve for doubtful accounts	$10,000		$275	(1)		$(2)		$-	(3)	$10,275
Reserve for inventory obsolescence	$235,592		$284,352	(5)	$-			$(46,692	) (4)	$473,252
Reserve for product warranty	$-	$			$-		$			$0
Valuation allowance for deferred taxes	$500,000		$-		$-			$-		$500,000

Three Months Ended December 31, 2017
Reserve for doubtful accounts	$10,275	$-	(1)		$(2)		$-	(3)	$10,275
Reserve for inventory obsolescence	$473,252	$56,261	(5)	$-			$(72,008	) (4)	$457,505
Reserve for product warranty	$-	$-		$-		$			$0
Valuation allowance for deferred taxes	$500,000	$(452,681)		$-			$-		$47,319
Reserve for uncertain tax positions	$-	$395,000		$-			$-		$395,000

(1) Classified as bad debt expense
(2) Recoveries on accounts charged off in prior years
(3) Accounts charged off during year as uncollectible
(4) Inventory charged off during the year as obsolete
(5) Reduction in inventory obsolescence reserve
(6) Recovery of net operating loss reserve