Form 10-Q
period 2018-03-31
HICKOK INC
filed 2018-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 2,138,219 shares of Class A Common Stock and 773,616 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$848,146	$2,444,110
Accounts receivable less allowance for doubtful accounts	8,517,840	9,011,677
Costs and estimated earnings in excess of billing	2,393,431	1,605,991
Inventories-less allowance for obsolete inventory	3,905,941	3,903,481
Prepaid Expenses and other current assets	386,247	265,456
Total Current Assets	16,051,605	17,230,715

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements	235,179	235,179
Buildings and Leasehold Improvements	2,239,763	2,239,763
Machinery and Equipment	5,153,946	5,091,360
Total Property, Plant and Equipment	7,628,888	7,566,302
Less accumulated depreciation	4,382,659	4,242,913
Property, Plant and Equipment, Net	3,246,229	3,323,389

OTHER ASSETS:
Goodwill	2,255,912	2,255,912
Intangibles, net of accumulated amortization	1,679,142	1,896,399
Deferred income taxes-less valuation allowance	2,173,892	2,173,892
Other non-current assets	3,250	3,250
Total Non-Current Other Assets	6,112,196	6,329,453
Total Assets	$25,410,030	$26,883,557

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$200,000
Notes payable - related party	428,455	352,727
Bank Debt - Current	500,000	500,000
Leases payable	56,529	55,735
Accounts payable	2,071,343	2,112,695
Unearned revenue	2,568,601	2,601,355
Accrued payroll and related expenses	648,901	723,053
Accrued expenses	1,209,408	1,340,465
Accrued income taxes	153,801	108,576
Total Current Liabilities	7,837,038	7,994,606

LONG-TERM LIABILITIES:
Notes payable - related party	3,538,603	3,651,765
Bank Debt	2,934,142	4,732,550
Leases payable	92,547	106,855
Total Long-Term Liabilities	6,565,292	8,491,170
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding
Common shares, no par value
Class A common shares - 10,000,000 shares authorized, 2,154,014 shares issued and outstanding at March 31, 2018 and 2,130,681 shares issued at December 31, 2017	2,482,534	2,246,367
Class B common shares - 2,500,000 shares authorized, 779,283 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	710,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(264,841)	(264,841)
Class A common shares - 15,795 shares issued at March 31, 2018 and December 31, 2017, respectively
Class B common shares - 5,667 shares issued at March 31, 2018 and December 31, 2017, respectively
Retained earnings	6,337,834	5,964,082
Total Stockholders' Equity	11,007,700	10,397,781

Total Liabilities and Stockholders' Equity	$25,410,030	$26,883,557

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017

Total Sales	$11,878,700	$3,346,315
Cost of Sales	8,860,259	1,968,801
Gross Profit	3,018,441	1,377,514

Operating Expenses:
Product development costs	123,029	217,316
Selling, general and administrative expenses	2,252,327	894,302
Operating Income	643,085	265,896

Other (Income) and Expenses:
Interest charges	85,933	48,192
Other (income) expense, net	58,816	(3,563)
Total Other (Income) and Expenses	144,749	44,629
Income before Provision for Income Taxes	498,336	221,267

Provision for Income Taxes	124,584	8,127
Net Income	$373,752	$213,140

Net Income Per Common Share - Basic	$0.13	$0.07

Net Income Per Common Share - Diluted	$0.11	$0.07

Weighted Average Shares of Common Stock Outstanding – Basic	2,911,057	2,877,493
Weighted Average Shares of Common Stock Outstanding - Diluted	3,269,853	2,964,729

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities
Net Income	$373,752	$213,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,981	104,217
Loss (gain) on disposal of assets	-	4,667
Non-cash share-based compensation expense	236,167	108,500
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	493,837	(525,746)
Decrease (Increase) in inventories	(2,460)	1,350
Decrease (Increase) in costs and estimated earnings in excess of billings	(787,440)	-
Decrease (Increase) in prepaid expenses & other assets	(120,791)	(242,154)
Increase (Decrease) in accounts payable	(41,352)	156,872
Increase (Decrease) in accrued payroll and related expenses	(74,152)	59,969
Increase (Decrease) in accrued expenses	(131,060)	34,097
Increase (Decrease) in accrued income taxes	45,228	(8,000)
Increase (Decrease) in unearned revenue	(32,754)	(157,557)
Total adjustments	(54,796)	(463,785)

Net Cash Provided by (Used in) Operating Activities	$318,956	$(250,645)

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash Flows from Investing Activities
Capital expenditures	$(62,586)	$(65,830)
Decrease in deposits	-	-

Net Cash Provided by (Used in) Investing Activities	(62,586)	(65,830)

Cash Flows from Financing Activities
Payments on related party notes	(37,434)	(98,363)
Payments on bank debt	(1,975,000)	-
Borrowings on bank debt	173,614	-
Payments on capital lease	(13,514)	(18,092)

Net Cash Provided by (Used in) Financing Activities	(1,852,334)	(116,455)

Net Increase (decrease) in cash and cash equivalents	(1,595,964)	(432,930)

Cash and cash equivalents at beginning of year	2,444,110	3,607,452

Cash and cash equivalents at end of year	$848,146	$3,174,522

Supplemental disclosures of cash flow information
Interest Paid	$156,413	$48,677
Income Taxes Paid	$74,560	$20,500

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-KT for the year ended December 31, 2017.

During the three-month period ended March 31, 2018, there have been no changes to our significant accounting policies other than the revenue recognition from contracts with customer, as discussed in Note 2 below.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation, including transaction costs related to acquisitions that were reclassified from selling, general and administrative to other (income) expenses as these costs are not considered as operating costs. These reclassifications have no effect on the financial position or results of operations reported as of and for the periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-KT for the three-month transition period ended December 31, 2017.

Recently Adopted Accounting Standards
The Company did not incur any material impact to its financial condition or results of operations due to the adoption of any new accounting standards during the periods reported.

In May 2017, the Financial Accounting Standards Board (FASB), issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance January 1, 2018.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments." The amendments in this update provide guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transaction are classified in the consolidated statements of cash flows. This standard is effective for annual periods and interim periods for those annual periods beginning on or after December 15, 2017.  Early adoption is permitted. The Company adopted this guidance January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU 2016-09) a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. The Company adopted this standard effective October 1, 2017. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers. The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that “an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.” The Company adopted this new standard effective January 1, 2018.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for fiscal years and interim periods within those years beginning on or after December 15, 2019. Early adoption is permitted. We are evaluating the impact the adoption of this standard could have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2019 with early adoption permitted. We are evaluating the impact the adoption of this standard could have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The new standard is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2019, with early adoption permitted. We are evaluating the impact the adoption of this standard will have to our consolidated financial statements.

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $13,384 and $10,175 at March 31, 2018 and December 31, 2017, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of:

	March 31, 2018	December 31, 2017

Raw materials and component parts	$2,547,745	$2,637,138
Work-in-process	641,430	523,644
Finished products	1,182,683	1,200,204
Total Inventory	$4,371,858	4,360,986
Less: inventory reserves	465,917	457,505
Net Inventory	$3,905,941	$3,903,481

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses on June 1, 2017 and July 1, 2016. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but will be reviewed on an annual basis for impairment. Amortization of other intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	March 31, 2018	December 31, 2017
Customer List: Backlog	$1,970,000	$1,970,000
Non-Compete Agreements	200,000	200,000
Trademarks	340,000	340,000
Other Intangibles	2,510,000	2,510,000
Less: Accumulated Amortization	830,858	613,601
Other Intangibles, Net	$1,679,142	$1,896,399

Amortization of other intangibles assets was: $217,257 and $29,091 for the three months ended March 31, 2018 and 2017, respectively.

6.  PROPERTY, PLANT AND EQUPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	March 31, 2018	December 31, 2017

Land	$235,179	$235,179
Buildings and Improvements	2,239,763	2,239,763
Machinery & Equipment	5,153,946	5,091,360
Total Property, Plant & Equipment	7,628,888	7,566,302
Less: Accumulated Depreciation	4,382,659	4,242,913
Property Plant & Equipment, Net	$3,246,229	$3,323,389

Depreciation expense was $139,746 and $75,469 for the three months ended March 31, 2018 and 2017, respectively.

7.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender (the “Credit Agreement”). The Credit Agreement is comprised of a revolving facility in the amount of $8,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $2,000,000, payable in consecutive monthly installments of $41,667 commencing on July 1, 2017.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder.  Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.00% for Prime Rate loans and (ii) 2.00% for LIBOR loans. The maturity date of the revolving facility is June 1, 2020. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is June 1, 2021. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants, including fixed charge coverage ratio and senior funded indebtedness to EBITDA ratio financial covenants.

In connection with entering into the Credit Agreement, the Company made a one-time prepayment of a portion of the outstanding principal under promissory notes held by First Francis Company Inc. (“First Francis”), in the amount of $500,000.  The Company was not required to make any of the scheduled quarterly payments due under these notes for the remainder of calendar 2017. First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

Bank debt balances consist of the following:

	March 31, 2018	December 31, 2017

Term Debt	$1,625,000	$1,750,000
Revolving Debt	1,847,850	3,524,235
Total Bank Debt	3,472,850	5,274,235
Less: Current Portion	500,000	500,000
Non-Current Bank Debt	2,972,850	4,774,235
Less: Unamortized Debt Costs	38,708	41,685
Net Non-Current Bank Debt	$2,934,142	$4,732,550

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

The outstanding balance on the Convertible Loan as of March 31, 2018, and December 31, 2017 was $200,000.

As part of the Convertible Loan, the parties entered into a Warrant Agreement, dated December 30, 2012 (as amended to date, the “Warrant Agreement”), whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The Warrant Agreement, as amended, expires December 30, 2018.

Short-Term Financing
On June 3, 2016, management entered into an unsecured revolving credit agreement with First Francis. First Francis became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose Manufacturing, LLC. The agreement provides for a revolving credit facility of $250,000 with interest at 4.0% per annum and is unsecured. Each loan made under the credit arrangement will be due and payable in full on the expiration date of the revolver note. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The revolving line of credit expired on May 31, 2017.  The outstanding borrowings on the credit facility at March 31, 2018 and December 31, 2017 were $0, respectively.

Notes Payable – Related Party

Notes payable - related parties is a result of the acquisition of a business on July 1, 2016 and consists of the following:

	March 31, 2018	December 31, 2017

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,622,421	$1,639,206

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	2,344,637	2,365,286

Total notes payable – related party	3,967,058	4,004,492

Less current portion	428,455	352,727

Notes payable – related party non-current portion	$3,538,603	$3,651,765

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,

	2018	2017

Earnings Per Share - Basic
Net Income	$373,752	$213,140
Weighted average shares of common stock outstanding - Basic	2,911,057	2,877,493
Earnings Per Share - Basic	$0.13	$0.07

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,911,057	2,877,493
Warrants, Options and Convertible Notes	358,796	87,236
Weighted average shares of common stock -Diluted	3,269,853	2,964,729
Earnings Per Share - Diluted	$0.11	$0.07

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

11. SEGMENT AND RELATED INFORMATION

The Company operates three reportable segments: 1) commercial air handling, 2) test and measurement and 3) industrial hose. The Company's management evaluates segment performance based primarily on operating earnings before taxes. Non-operating items such as marketing and general administrative expenses, interest income, and interest expense are included in administrative and other expenses. Depreciation expense on assets used in manufacturing are considered part of each segment's operating performance. Depreciation expense on non-manufacturing assets is included in selling, general and administrative expenses.

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

Information by industry segment is set forth below:

	Three Months Ended
	March 31
	2018	2017

Sales
Commercial Air Handling	$9,115,937	$-
Test and Measurement	1,071,847	1,770,071
Industrial Hose	1,690,916	1,576,244
Total Sales	$11,878,700	$3,346,315

Income Before Provision for Income Taxes
Commercial Air Handling	865,205	-
Test and Measurement	(128,949)	734,228
Industrial Hose	100,189	425,970
General Corporate Expenses	(338,109)	(938,931)
Income Before Provision for Income Taxes	$498,336	$221,267

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2018 and December 31, 2017, results of operations and cash flows for the three months ended March 31, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Transition Report on Form 10-KT for the three-month transition period ended December 31, 2017.

Summary

The Company operates three reportable segments: 1) commercial air handling, 2) test and measurement and 3) industrial hose. The commercial air handling segment was added in June 2017 when the Company expanded its markets further with the acquisition of a manufacturer of commercial air handling for customers in the health care, university, research, pharmaceutical and industrial manufacturing market segments.

Results of Operations – Three Months Ended March 31, 2018 and 2017

Sales for the quarter ended March 31, 2018 increased to $11.9 million, an increase of approximately $8.5 million and 255% from sales of $3.3 million in the same quarter of the prior year. This increase in sales was primarily attributable to the Commercial Air Handling segment during the quarter, which was acquired on June 1, 2017.

Cost of sales in the quarter ended March 31, 2018 was $8.9 million compared to $2.0 million, an increase of $6.9 million or 350% in the same quarter of the prior year. The increase in cost of sales was primarily associated with the addition of the Commercial Air Handling segment. Gross profit was $3.0 million compared to $1.4 million, an increase of $1.6 million in the same quarter of the prior year.  The increase in gross profit was primarily attributable to the Commercial Air Handling segment.

Product development expenditures were $0.1 million in the quarter ended March 31, 2018, which was a modest decrease from $0.2 million in same quarter of the prior year. Product development expenditures relate to the Test and Measurement segment.

Selling, general and administrative expenses in the quarter ended March 31, 2018 were $2.3 million compared to $0.9 million, an increase of $1.4 million or 152% in the same quarter of the prior year. The increase in selling, general and administrative expenses was primarily related to costs related to the addition of the Commercial Air Handling segment.

Interest charges in the quarter ended March 31, 2018 were approximately $86 thousand compared to $48 thousand in the same quarter of the prior year. The interest expense is primarily related to the JP Morgan Chase term loan and revolving credit facility entered into June 1, 2017 related to the acquisition of the Commercial Air Handling segment.

Income tax expense in the quarter ended March 31, 2018 was $0.1 million compared to $8 thousand recognized in the same quarter of the prior year. Tax expense in the current period is recorded at the company expected effective tax rate of 25%. The Company anticipates it will be able to utilize the remaining net operating loss and a significant portion of the research and development credit carryforwards in the current fiscal year recorded on the balance sheet as a deferred tax asset.

Net income in the quarter ended March 31, 2018 was $0.4 million or $0.11 per diluted share as compared to the net income of $0.2 million thousand or $0.07 per diluted share in the same quarter of the prior year.

Liquidity and Capital Resources

Total current assets at March 31, 2018 decreased to $16.1 million from $17.2 million at December 31, 2017, a decrease of $1.2 million. The decrease in current assets is due to a decrease in cash of $1.6 million and a decrease in accounts receivable of $0.5 million, offset by an increase in costs in excess of billings of $0.8 million, and prepaid expenses and other assets of approximately $0.1 million, respectively. The decrease in cash is a directly related to the reduction of bank debt during the quarter.  Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Cash provided by operating activities for the three months ended March 31, 2018 was approximately $0.3 million and was adequate to fund the Company's operations.

Cash flow used in investing activities of $0.1 million was used for capital expenditures in the normal course of business. Capital expenditures were for tooling, machinery and equipment for product manufacturing.

Cash used by financing activities of approximately $1.9 million was primarily related $2.0 million repayment against the revolving credit facility and term loans with JPMorgan Chase Bank, N.A, as well as payments for the related party notes and capital leases outstanding, offset by $0.2 million borrowed against the revolving credit loan.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company has $6.2 million available to borrow on the revolving credit facility at March 31, 2018. See Note 8 of notes to consolidated financial statements. Management believes the Company has adequate liquidity for working capital, capital expenditures and other strategic initiatives.

Off-Balance Sheet Arrangements

The Company has a secured performance and payment bond in the amount of $1.6 million as surety on completion of the requirements of a commercial air handling contract. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Pronouncements

The Company’s critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management’s Discuss and Analysis of Financial Condition and Results of Operations in our Form 10-KT for the three-month transition period ended December 31, 2017.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions and manage the larger operations of the combined businesses, (b) the Company's dependence upon a limited number of customers and the automotive industry, (c) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (d) the acceptance in the marketplace of new products and/or services developed or under development by the Company including automotive diagnostic products and indicating instrument products, (e) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (f) the Company's ability to capitalize on market opportunities in certain sectors, including state automotive emissions programs and original equipment manufacturer (OEM) tool programs, (g) the Company's ability to obtain cost effective financing and (h) the Company's ability to satisfy obligations under its financing arrangements.

ITEM 3. MARKET RISK

The Company is exposed to certain market risks from transactions that it enters during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk relates to funds available under Credit Agreement with JPMorgan Chase Bank (“Chase Bank”). The Company had an outstanding balance on the revolving credit facility with Chase Bank of $1.8 million and an outstanding balance on the term A loan of $1.6 million. Interest for borrowings under the Credit Agreement accrue at prime rate or a LIBOR plus an applicable margin. In addition to floating rate debt under the Credit Agreement, the Company has fixed rate debt. At March 31, 2018, the Company has outstanding amounts of $0.2 million related to convertible notes that bear interest at 0.34%. The Company also has outstanding amounts of $1.6 million and $2.3 million related to promissory notes with a related party, each bearing interest at a rate of 4.0% per annum. The Company believes that the market risk relating to interest rate movements is minimal.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2018, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as March 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated January 8, 2016, by and among First Francis Company Inc., Federal Hose Manufacturing LLC, Edward F. Crawford, Matthew V. Crawford, the Company and Federal Hose Merger Sub, Inc. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on January 12, 2016).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 15th day of May 2018, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)