Form 10-Q
period 2018-06-30
HICKOK INC
filed 2018-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 2,123,806 shares of Class A Common Stock and 596,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$2,663,566	$2,444,110
Accounts receivable less allowance for doubtful accounts	7,351,867	9,011,677
Costs and estimated earnings in excess of billing	2,217,344	1,605,991
Inventories-less allowance for obsolete inventory	1,980,496	3,903,481
Prepaid Expenses and other current assets	398,477	265,456
Total Current Assets	14,611,750	17,230,715

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements	228,872	235,179
Buildings and Leasehold Improvements	1,418,444	2,239,763
Machinery and Equipment	2,462,936	5,091,360
Total Property, Plant and Equipment	4,110,252	7,566,302
Less accumulated depreciation	1,239,029	4,242,913
Property, Plant and Equipment, Net	2,871,223	3,323,389

OTHER ASSETS:
Goodwill	2,255,912	2,255,912
Intangibles, net of accumulated amortization	1,519,384	1,896,399
Deferred income taxes-less valuation allowance	2,173,892	2,173,892
Other non-current assets	-	3,250
Total Non-Current Other Assets	5,949,188	6,329,453
Total Assets	$23,432,161	$26,883,557

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$200,000
Notes payable - related party	432,910	352,727
Bank Debt - Current	500,000	500,000
Leases payable	16,944	55,735
Accounts payable	2,462,941	2,112,695
Unearned revenue	3,182,213	2,601,355
Accrued payroll and related expenses	828,118	723,053
Accrued expenses	1,296,444	1,340,465
Accrued income taxes	227,595	108,576
Total Current Liabilities	9,147,165	7,994,606

LONG-TERM LIABILITIES:
Notes payable - related party	3,428,586	3,651,765
Bank Debt	1,074,235	4,732,550
Leases payable	7,789	106,855
Total Long-Term Liabilities	4,510,610	8,491,170
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding
Common shares, no par value
Class A common shares - 10,000,000 shares authorized, 2,123,806 shares issued and outstanding at June 30, 2018 and 2,130,681 shares issued at December 31, 2017	2,495,534	2,246,367
Class B common shares - 2,500,000 shares authorized, 596,848 shares issued and outstanding at June 30, 2018 and 779,283 shares at December 31, 2017, respectively	710,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(264,841)
Class A common shares - 37,208 shares held at June 30, 2018 and 15,795 shares held at December 31, 2017, respectively
Class B common shares – 182,435 shares held at June 30, 2018 and 5,667 shares held at December 31, 2017, respectively
Retained earnings	6,732,459	5,964,082
Total Stockholders' Equity	9,774,386	10,397,781

Total Liabilities and Stockholders' Equity	$23,432,161	$26,883,557

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Total Sales	$13,593,192	$7,220,626	$25,471,892	$10,566,941
Cost of Sales	10,106,614	4,191,480	18,966,873	6,160,281
Gross Profit	3,486,578	3,029,146	6,505,019	4,406,660

Operating Expenses:
Product development costs	97,389	179,840	220,418	397,156
Selling, general and administrative expenses	1,572,244	1,540,381	3,824,571	2,434,683
Operating Income	1,816,945	1,308,925	2,460,030	1,574,821

Other (Income) and Expenses:
Interest charges	80,755	66,695	166,688	114,887
Loss on sale of business	1,160,574	-	1,160,574	-
Other (income) expense, net	49,450	263,334	108,266	259,771
Total Other (Income) and Expenses	1,290,779	330,029	1,435,528	374,658
Income before Provision for Income Taxes	526,166	978,896	1,024,502	1,200,163

Provision for Income Taxes	131,541	37,373	256,125	45,500
Net Income	$394,625	$941,523	$768,377	$1,154,663

Net Income Per Common Share - Basic	$0.14	$0.33	$0.27	$0.40

Net Income Per Common Share - Diluted	$0.13	$0.31	$0.24	$0.38

Weighted Average Shares of Common Stock Outstanding – Basic	2,721,832	2,880,719	2,880,070	2,879,115
Weighted Average Shares of Common Stock Outstanding - Diluted	3,076,076	3,072,400	3,236,590	3,043,619

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net Income	$768,377	$1,154,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	654,930	282,656
Loss (gain) on sale of operations	1,160,574	0
Loss (gain) on disposal of assets	0	2,667
Non-cash share-based compensation expense	249,167	129,832
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	1,023,256	(2,880,898)
Decrease (Increase) in inventories	(262,496)	(82,569)
Decrease (Increase) in costs and estimated earnings in excess of billings	(611,353)	873,956
Decrease (Increase) in prepaid expenses & other assets	(217,071)	(485,707)
Increase (Decrease) in accounts payable	717,836	968,195
Increase (Decrease) in accrued payroll and related expenses	136,719	344,782
Increase (Decrease) in accrued expenses	(135,701)	340,981
Increase (Decrease) in accrued income taxes	119,019	69,744
Increase (Decrease) in unearned revenue	580,858	(365,887)
Total adjustments	3,415,738	(802,248)

Net Cash Provided by (Used in) Operating Activities	$4,184,115	$352,415

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 31,
	2018	2017

Cash Flows from Investing Activities
Capital expenditures	$(133,385)	$(159,677)
Cash paid for acquisition	0	(10,250,000)

Net Cash Provided by (Used in) Investing Activities	(133,385)	(10,409,677)

Cash Flows from Financing Activities
Payments on related party notes	(142,996)	(682,459)
Payments on bank debt	(4,100,000)	(300,000)
Borrowings on bank debt	435,729	8,500,000
Payments on capital lease	(24,007)	(37,171)

Net Cash Provided by (Used in) Financing Activities	(3,831,274)	7,480,370

Net Increase (decrease) in cash and cash equivalents	219,456	(2,576,892)

Cash and cash equivalents at beginning of year	2,444,110	3,607,452

Cash and cash equivalents at end of year	$2,663,566	$1,030,560

Supplemental disclosures of cash flow information
Interest Paid	$232,991	$109,174
Income Taxes Paid	$119,019	$20,500
Non-cash proceeds received for Class A and Class B Common Shares in exchange for the sale of certain assets	$1,640,939	$0

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-KT for the year ended December 31, 2017.

During the six-month period ended June 30, 2018, there have been no changes to our significant accounting policies other than the revenue recognition from contracts with customer, as discussed in Note 2 below.

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $6,418 and $10,175 at June 30, 2018 and December 31, 2017, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of:

	June 30, 2018	December 31, 2017

Raw materials and component parts	$1,170,772	$2,637,138
Work-in-process	-	523,644
Finished products	954,491	1,200,204
Total Inventory	$2,152,263	4,360,986
Less: inventory reserves	144,767	457,505
Net Inventory	$1,980,496	$3,903,481

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

	June 30, 2018	December 31, 2017
Customer List: Backlog	$1,970,000	$1,970,000
Non-Compete Agreements	200,000	200,000
Trademarks	340,000	340,000
Other Intangibles	2,510,000	2,510,000
Less: Accumulated Amortization	990,616	613,601
Other Intangibles, Net	$1,519,384	$1,896,399

Amortization of other intangibles assets was: $377,015 and $120,904 for the six months ended June 30, 2018 and 2017, respectively.

6.  PROPERTY, PLANT AND EQUPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	June 30, 2018	December 31, 2017

Land	$228,872	$235,179
Buildings and Improvements	1,418,444	2,239,763
Machinery & Equipment	2,462,936	5,091,360
Total Property, Plant & Equipment	4,110,252	7,566,302
Less: Accumulated Depreciation	1,239,029	4,242,913
Property Plant & Equipment, Net	$2,871,223	$3,323,389

Depreciation expense was $271,960 and $161,752 for the six months ended June 30, 2018 and 2017, respectively.

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

In connection with entering into the Credit Agreement in 2017, the Company made a one-time prepayment of a portion of the outstanding principal under promissory notes held by First Francis Company Inc. (“First Francis”), in the amount of $500,000.  First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

Bank debt balances consist of the following:

	June 30, 2018	December 31, 2017

Term Debt	$1,500,000	$1,750,000
Revolving Debt	109,965	3,524,235
Total Bank Debt	1,609,965	5,274,235
Less: Current Portion	500,000	500,000
Non-Current Bank Debt	1,109,965	4,774,235
Less: Unamortized Debt Costs	35,730	41,685
Net Non-Current Bank Debt	$1,074,235	$4,732,550

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

The outstanding balance on the Convertible Loan as of June 30, 2018, and December 31, 2017 was $200,000.

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

Short-Term Financing
On June 3, 2016, management entered into a revolving credit agreement with First Francis. First Francis became a major shareholder of the Company on July 1, 2016 when the Company completed the acquisition of Federal Hose Manufacturing, LLC. The agreement provides for a revolving credit facility of $250,000 with interest at 4.0% per annum. Each loan made under the credit arrangement will be due and payable in full on the expiration date of the revolver note. In addition, the agreement generally allows for borrowing based on an amount equal to eighty percent of eligible accounts receivables or $250,000. The revolving line of credit expired on May 31, 2017.

Notes Payable – Related Party

Notes payable - related parties is a result of the acquisition of a business on July 1, 2016 and consists of the following:

	June 30, 2018	December 31, 2017

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments of $60,911 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,577,734	$1,639,206

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments of $84,321 beginning on October 31, 2016, including interest at 4%. The remaining balance of the note shall be payable in full on July 1, 2022.	2,283,762	2,365,286

Total notes payable – related party	3,861,496	4,004,492

Less current portion	432,910	352,727

Notes payable – related party non-current portion	$3,428,586	$3,651,765

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Earnings Per Share - Basic
Net Income	$394,625	$941,523	$768,377	$1,154,663
Weighted average shares of common stock outstanding - Basic	2,721,832	2,880,719	2,880,070	2,879,115
Earnings Per Share - Basic	$0.14	$0.33	$0.27	$0.40

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,721,832	2,880,719	2,880,070	2,879,115
Warrants, Options and Convertible Notes	354,244	191,681	356,520	164,504
Weighted average shares of common stock -Diluted	3,076,076	3,072,400	3,236,590	3,043,619
Earnings Per Share - Diluted	$0.13	$0.31	$0.24	$0.38

10. ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition, LLC on June 1, 2017 for $10,250,000. The acquired business will continue to operate under the name Air Enterprises (“AE”). AE manufactures custom commercial air handling units under fixed price contracts. Its customers are typically in the health care, university, research, pharmaceutical and industrial manufacturing market segments, and span all across the United States and worldwide. AE has one operating location in Northeastern Ohio. The purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

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

11. DISPOSITIONS

Effective June 1, 2018, Hickok Incorporated completed the sale (the “Transaction”) of certain assets comprising its Test and Measurement business segment (the “Test and Measurement Segment”) to Hickok Waekon, LLC, an Ohio limited liability company (“Buyer”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) by and among Buyer, the Company, Supreme Electronics Corp., a Mississippi corporation and wholly-owned subsidiary of the Company (“Supreme”), Waekon Corporation, an Ohio corporation and wholly-owned subsidiary of the Company (“Waekon Corporation”), and Robert L. Bauman, a director of the Company. Prior to the effectiveness of the Transaction, Supreme and Waekon Corporation owned certain of the assets used in the operation of the Test and Measurement Segment and were primarily responsible for the operation thereof.

Upon the closing of the Transaction, all of the issued and outstanding shares of capital stock of the Company then-owned, directly or indirectly, by Mr. Bauman or his affiliate, equaling approximately 21,413 shares of Class A Common Stock of the Company and 176,768 shares of Class B Common Stock of the Company, were transferred and assigned to the Company. The shares constitute the consideration received by the Company in the Transaction.  Based upon the share price at closing, the value of the proceeds received was approximately $1.6 million.  The net assets sold were approximately $2.7 million.  The Company recorded a loss on sale of approximately $1.2 million.

The Purchase Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, which are subject to certain exceptions, terms and limitations described further in the Purchase Agreement.

The Purchase Agreement contains customary post-closing covenants pertaining to the transition of the Test and Measurement Segment from the Company to Buyer and establishes certain rights and obligations of the parties relating to intellectual property rights in certain technology developed by the Company, Supreme and Waekon Corporation. Specifically, Buyer has an option under the Purchase Agreement to further develop such technology, which option is exercisable in accordance with the terms and conditions set forth therein.

Pursuant to the terms of the Purchase Agreement, the Company agreed to take commercially reasonable efforts to change its name to one or more names that do not include “Hickok” or “Waekon” or any derivation thereof.  Buyer granted the Company a non-exclusive, irrevocable, non-assignable, worldwide, royalty-free license to utilize the “Hickok” trademark and trade name in its business for a period of 180 days following the closing of the Transaction.  Buyer granted the Company a similar license to use the “Hickok-Inc.com” domain name during such 180 days post-closing period.  The Company is currently evaluating potential new names in anticipation of facilitating a name change upon the expiration of the 180 day post-closing period described above.

12. SEGMENT AND RELATED INFORMATION

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

Test and Measurement:
This segment consists of diagnostic tools and equipment sold to the automotive industry and indicators and gauges sold primarily to companies in the aircraft and locomotive industries. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution methods. (1)

Industrial Hose:
This segment consists primarily of flexible metal and silicone hose products designed and manufactured or distributed primarily to the trucking industry and other industrial end-users. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution methods.

Information by industry segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Sales
Commercial Air Handling	$10,884,324	$3,343,945	$20,000,261	$3,343,945
Test and Measurement	924,598	2,452,854	1,996,445	4,222,925
Industrial Hose	1,784,270	1,423,827	3,475,186	3,000,071
Total Sales	$13,593,192	$7,220,626	$25,471,892	$10,566,941

Income Before Provision for Income Taxes
Commercial Air Handling	1,765,374	607,471	2,630,579	607,471
Test and Measurement	(96,172)	343,752	(225,121)	440,885
Industrial Hose	123,964	27,673	224,153	151,807
Loss on sale of business	(1,160,574)	-	(1,160,574)	-
General Corporate Expenses	(106,426)	-	(444,535)	-
Income Before Provision for Income Taxes	$526,166	$978,896	$1,024,502	$1,200,163

(1)	The Company completed the sale of certain assets comprising its Test and Measurement segment on June 1, 2018. Note Note 11, Dispositions, for additional details regarding the disposition of this segment.

13. SUBSEQUENT EVENTS

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc., (“CAD”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) entered into as of July 5, 2018 by and among the Company, the sellers named therein and the Sellers’ representative named therein.  Upon the closing of the transaction, the Shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement.  The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of the Company.   Interest accrued on the original principal amount becomes due and payable in arrears beginning September 30, 2018, and subsequent interest is due on the first day of each calendar quarter thereafter up to and including June 30, 2019.  The Company is required to make quarterly principal payments, the amount of which will be calculated based on a four (4) year amortization schedule, beginning on September 30, 2019 and continuing on the last day of each calendar quarter thereafter up to and including the Maturity Date.

In connection with Transaction, on July 5, 2018, the Company entered into an amendment to its Credit Agreement with JPMorgan Chase Bank, N.A. dated June 1, 2017 (as amended, the “Credit Agreement”) and funded a portion of the purchase price of the Transaction with borrowings under the Credit Agreement. The amendment revised the Credit Agreement to, among other things: (i) increase the maximum aggregate borrowing amount available under the revolving credit facility from $8,000,000 to $12,000,000; (ii) increase the maximum aggregate borrowing amount, and the aggregate amount borrowed, under the term A loan to $6,000,000; (iii) extend the maturity of the term A loan from June 2021 to December 2022; (iv) provide a separate credit line for borrowings of up to an aggregate of $1,000,000 for capital expenditures until July 5, 2019, at which time any outstanding capital expenditure borrowings will be converted into a term loan maturing at the earlier of five years after such conversion or the termination of the revolving credit facility; and (v) add CAD as a borrower under the Credit Agreement. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all of the assets of the Company and its subsidiaries. The Credit Agreement, as amended, also includes customary representations and warranties, reporting requirements and covenants. The financial covenants under the amended Credit Agreement include a minimum fixed charge coverage ratio, a revised maximum senior funded debt to EBITDA ratio and a new maximum total funded debt to EBITDA ratio.

In connection with the Transaction and the amendment to the Credit Agreement on July 5, 2018, the Company and First Francis Company Inc. (“First Francis”) entered into an amendment to the Promissory Note dated July 1, 2016 with original principal in the amount of $2,000,000, and an amendment to the Promissory Note dated July 1, 2016 with original principal in the amount of $2,768,662 (as amended, the “Promissory Notes”), each issued by the Company to First Francis. The Promissory Notes each were amended to increase the interest rate from 4.0% per annum to 6.25% per annum. In addition, the Promissory Note with original principal amount of $2,768,662 was amended to provide a conversion option commencing July 5, 2019 which allows First Francis to convert the Promissory Note, in whole in part with respect to a maximum amount of $648,000, into shares of the Company’s Class B common stock at the price of $6.48 per share (subject to adjustment), subject to shareholder approval. First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2018 and December 31, 2017, results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Transition Report on Form 10-KT for the three-month transition period ended December 31, 2017.

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

Effective June 1, 2018, Hickok Incorporated completed the sale of certain assets comprising its Test and Measurement business segment to Hickok Waekon, LLC (Buyer), pursuant to an Asset Purchase Agreement by and among Buyer, the Company, Supreme Electronics Corp., a Mississippi corporation and wholly-owned subsidiary of the Company, Waekon Corporation, and Robert L. Bauman, a director of the Company.

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc., (“CAD”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) entered into as of July 5, 2018 by and among the Company, the sellers named therein and the Sellers’ representative named therein.

Results of Operations – Three Months Ended June 30, 2018 and 2017

Sales for the quarter ended June 30, 2018 increased to $13.6 million, an increase of approximately $6.4 million or 88% from sales of $7.2 million during the same quarter of the prior year. This increase in sales was primarily attributable to the Commercial Air Handling segment during the quarter, which was acquired on June 1, 2017.

Cost of sales in the quarter ended June 30, 2018 was $10.1 million compared to $4.2 million, an increase of $5.9 million or 141% from the same quarter of the prior year. The increase in cost of sales was primarily associated with the addition of the Commercial Air Handling segment. Gross profit was $3.5 million compared to $3.0 million, an increase of $0.5 million from the same quarter of the prior year.  The increase in gross profit was primarily attributable to the Commercial Air Handling segment.

Product development expenditures were $0.1 million in the quarter ended June 30, 2018, which was a modest decrease from $0.2 million in same quarter of the prior year. Product development expenditures relate to the Test and Measurement segment.

Selling, general and administrative expenses in the quarter ended June 30, 2018 were $1.6 million compared to $1.5 million, a decrease of $0.1 million from the same quarter of the prior year. The decrease in selling, general and administrative expenses was primarily related to lower costs in the Test and Measurement segment.

Interest charges in the quarter ended June 30, 2018 were approximately $0.1 million compared to $67 thousand in the same quarter of the prior year. The increase in interest expense is primarily related to the JP Morgan Chase term loan and revolving credit facility entered into June 1, 2017 related to the acquisition of the Commercial Air Handling segment.

Loss on the sale of business was $1.2 million in the quarter ended June 30, 2018 and is directly related to the sale of certain assets of the Company comprising its Test and Measurement segment on June 1, 2018.

Other expense, net was $50 thousand in the quarter ended June 30, 2018 compared to $0.3 million other expense, net in the same quarter of the prior year.  Other expense is primarily related to transactional costs for acquisitions.

Income tax expense in the quarter ended June 30, 2018 was $0.1 million compared to $37 thousand recognized in the same quarter of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%. The Company anticipates that it will be able to utilize the remaining net operating loss and a significant portion of the research and development credit carryforwards in the current fiscal year recorded on the balance sheet as a deferred tax asset.

Net income in the quarter ended June 30, 2018 was $0.4 million or $0.13 per diluted share as compared to the net income of $0.9 million or $0.31 per diluted share for the same quarter of the prior year.

Results of Operations – Six Months Ended June 30, 2018 and 2017

Sales for the six months ended June 30, 2018 increased to $25.5 million, an increase of approximately $14.9 million and 141% from sales of $10.6 million in the same period of the prior year. This increase in sales was primarily attributable to the Commercial Air Handling segment during the quarter, which was acquired on June 1, 2017, offset by lower sales in the Test and Measurement business.

Cost of sales in the six months ended June 30, 2018 was $19.0 million compared to $6.2 million, an increase of $12.8 million or 208% in the same period of the prior year. The increase in cost of sales was primarily associated with the addition of the Commercial Air Handling segment. Gross profit was $6.5 million compared to $4.4 million, an increase of $2.1 million in the same period of the prior year.  The increase in gross profit was primarily attributable to the Commercial Air Handling segment that includes six months of results for the period ended June 30, 2018 compared to one month for the prior period.

Product development expenditures were $0.2 million in the six-month period ended June 30, 2018, which was a modest decrease from $0.4 million in same period of the prior year. Product development expenditures relate to the Test and Measurement segment.

Selling, general and administrative expenses in the six-month period ended June 30, 2018 were $3.8 million compared to $2.4 million, an increase of $1.4 million or 41% in the same period of the prior year. The increase in selling, general and administrative expenses was primarily related to costs related to the addition of the Commercial Air Handling segment.

Interest charges in the quarter ended June 30, 2018 were approximately $0.2 million compared to $0.1 million in the same period of the prior year. The interest expense is primarily related to the JP Morgan Chase term loan and revolving credit facility entered into June 1, 2017 related to the acquisition of the Commercial Air Handling segment.

Loss on the sale of business was $1.2 million in the quarter ended June 30, 2018 and is directly related to the sale of certain assets of its Test and Measurement segment on June 1, 2018.

Other expense, net was $0.1 million in the six-month period ended June 30, 2018 compared to other expense, net of $0.3 million in the same period of the prior year. Other expense, net is comprised of transactional costs for acquisitions.

Income tax expense in the six-month period ended June 30, 2018 was $0.3 million compared to $46 thousand recognized in the same period of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%. The Company anticipates it will be able to utilize the remaining net operating loss and a significant portion of the research and development credit carryforwards in the current fiscal year recorded on the balance sheet as a deferred tax asset.

Net income in the six-month period ended June 30, 2018 was $0.8 million or $0.24 per diluted share as compared to the net income of $1.2 million or $0.38 per diluted share in the same period of the prior year.

Liquidity and Capital Resources

Total current assets at June 30, 2018 decreased to $14.6 million from $17.2 million at December 31, 2017, a decrease of $2.6 million. The decrease in current assets is due to a decrease in accounts receivable of $1.7 million, a decrease in inventories of $1.9 million offset by an increase in costs in excess of billings of $0.6 million, and prepaid expenses and other assets of approximately $0.1 million, respectively. The decrease in inventory is directly related to the sale of certain assets of the Test and Measurement business, and the decrease in accounts receivable is partially due to the sale of certain assets and partially due to strong collections in both the Commercial Air Handing division and the Industrial Hose division.  Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Total current liabilities at June 30, 2018 increased to $9.1 million from $8.0 million at December 31, 2017, an increase of $1.1 million.  The increase in current liabilities is primarily due to the increase in billings in excess of costs and earnings (included in unearned revenue on the balance sheet) of $0.8 million and an increase in accounts payable of $0.4 million.

Cash provided by operating activities for the six months ended June 30, 2018 was approximately $4.2 million driven by net income of $0.7 million and adjustments for non-cash items of $2.1 million comprised of depreciation and amortization, loss on the sale of operations, and share-based compensation.  The loss on sale of operations was primarily due to net assets sold in excess of proceeds received for the sale as discussed further in note 11.  Cash from operating activities was adequate to fund the Company's operations.

Cash flow used in investing activities of $0.1 million was used for capital expenditures in the normal course of business. Capital expenditures were for building improvements and for tooling, machinery and equipment for product manufacturing.

Cash used by financing activities of approximately $3.8 million was primarily related $4.1 million repayment against the revolving credit facility and term loans with JPMorgan Chase Bank, N.A, as well payments for the related party notes and capital leases outstanding, offset by $0.4 million borrowed against the revolving credit loan.

As described further in Note 13 to our consolidated financial statements, effective July 1, we completed the CAD acquisition for an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement.  In connection with that transaction, we also amended our credit agreement to, among other things, increase the maximum availability under our revolving credit facility to $12 million, and to increase the amount of our term loan to $8 million.  In connection with the acquisition, we also amended our promissory notes payable to First Francis to increase the interest rate payable from 4.0% to 6.2%, and to provide First Francis with the right to convert up to $648,000 principal amount of one note into shares of Class B Common Stock at a conversion price of $6.48 per share, subject to shareholder approval.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company has $7.9 million available to borrow on the revolving credit facility at June 30, 2018. See Note 7 of notes to consolidated financial statements.

Management believes the Company has adequate liquidity for debt service, working capital, capital expenditures and other strategic initiatives.

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

ITEM 3. MARKET RISK

The Company is exposed to certain market risks from transactions that it enters during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risks are exposure related to interest rate risk and equity market fluctuations. The Company's debt subject to interest rate risk relates to funds available under Credit Agreement with JPMorgan Chase Bank (“Chase Bank”). The Company had an outstanding balance on the revolving credit facility with Chase Bank of $0.1 million and an outstanding balance on the term A loan of $1.5 million. Interest for borrowings under the Credit Agreement accrue at prime rate or a LIBOR plus an applicable margin. In addition to floating rate debt under the Credit Agreement, the Company has fixed rate debt. At June 30, 2018, the Company has outstanding amounts of $0.2 million related to convertible notes that bear interest at 0.34%. The Company also has outstanding amounts of $1.6 million and $2.3 million related to promissory notes with a related party, each bearing interest at a rate of 4.0% per annum. The Company believes that the market risk relating to interest rate movements is minimal.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2018, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as June 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Hickok AE LLC (dba Air Enterprises), a wholly owned subsidiary of Hickok Incorporated, was named as a defendant in a lawsuit filed in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to Air Enterprises prior to the Company’s acquisition and relating to a third-party cooling system. The Company believes the claims have been improperly brought against Hickok. The Company denies the allegations and will vigorously defend the claims asserted against it. The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

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

2.1(a)

Asset Purchase Agreement, effective as of June 1, 2018, by and among Buyer, the Company, Supreme, Waekon Corporation and Robert L. Bauman  (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on June 6, 2018).

2.1(b)

Share Purchase Agreement, entered into as of July 5, 2018, by and among the Company, CAD Enterprises, Inc. and the Sellers’ Representative (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on July 6, 2018).

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

10(ab)

Credit Agreement, dated June 1, 2017, among Hickok Incorporated, Hickok Acquisition A LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Waekon Corporation, Hickok Operating LLC, CAD Enterprises, Inc. and JPMorgan Chase Bank, N.A., as amended July 5, 2018 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on July 11, 2018).

10(ac)

First Amendment to Promissory Note entered into as of July 5, 2018 between Hickok Incorporated and First Francis Company, Inc. with respect to Promissory Note in the original principal amount of $2,000,000. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on July 11, 2018).

10(ad)

First Amendment to Promissory Note entered into as of July 5, 2018 between Hickok Incorporated and First Francis Company, Inc. with respect to Promissory Note in the original principal amount of $2,768,662. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on July 11, 2018).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 14th day of August 2018, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)