Form 10-Q
period 2018-09-30
HICKOK INC
filed 2018-11-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 2,123,806 shares of Class A Common Stock and 596,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$3,891,692	$2,444,110
Accounts receivable less allowance for doubtful accounts	13,151,816	9,011,677
Costs and estimated earnings in excess of billing	1,825,715	1,605,991
Inventories-less allowance for obsolete inventory	5,142,522	3,903,481
Prepaid Expenses and other current assets	498,444	265,456
Total Current Assets	24,510,189	17,230,715

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements	257,205	235,179
Buildings and Leasehold Improvements	1,525,194	2,239,763
Machinery and Equipment	13,488,275	5,091,360
Total Property, Plant and Equipment	15,270,674	7,566,302
Less accumulated depreciation	1,612,569	4,242,913
Property, Plant and Equipment, Net	13,658,105	3,323,389

OTHER ASSETS:
Goodwill	7,026,045	2,255,912
Intangibles, net of accumulated amortization	4,425,793	1,896,399
Deferred income taxes-less valuation allowance	1,687,277	2,173,892
Other non-current assets	95,263	3,250
Total Non-Current Other Assets	13,234,378	6,329,453
Total Assets	$51,402,672	$26,883,557

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable - related party	$200,000	$200,000
Notes payable - related party	432,910	352,727
Bank Debt – Current	1,333,333	500,000
Leases payable	15,973	55,735
Accounts payable	4,989,595	2,112,695
Unearned revenue	6,384,479	2,601,355
Accrued payroll and related expenses	1,214,631	723,053
Accrued expenses	1,718,906	1,340,465
Accrued income taxes	711,457	108,576
Total Current Liabilities	17,001,284	7,994,606

LONG-TERM LIABILITIES:
Notes payable - related party	3,312,711	3,651,765
Seller Note	9,000,000	-
Bank Debt	10,798,973	4,732,550
Leases payable	5,239	106,855
Total Long-Term Liabilities	23,116,923	8,491,170
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding
Common shares, no par value
Class A common shares - 10,000,000 shares authorized, 2,123,806 shares issued and outstanding at September 30, 2018 and 2,130,681 shares issued and outstanding at December 31, 2017	2,508,534	2,246,367
Class B common shares - 2,500,000 shares authorized, 596,848 shares issued and outstanding at September 30, 2018 and 779,283 shares at December 31, 2017, respectively	710,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(264,841)
Class A common shares - 37,208 shares held at September 30, 2018 and 15,795 shares held at December 31, 2017, respectively
Class B common shares – 182,435 shares held at September 30, 2018 and 5,667 shares held at December 31, 2017, respectively
Retained earnings	8,229,538	5,964,082
Total Stockholders' Equity	11,284,465	10,397,781

Total Liabilities and Stockholders' Equity	$51,402,672	$26,883,557

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total Sales	$19,771,137	$10,892,868	$45,243,029	$21,459,809
Cost of Sales	15,320,915	7,858,489	34,287,788	14,018,770
Gross Profit	4,450,222	3,034,379	10,955,241	7,441,039

Operating Expenses:
Product development costs	-	159,791	220,418	556,947
Selling, general and administrative expenses	1,978,943	1,460,126	5,803,514	3,894,809
Operating Income	2,471,279	1,414,462	4,931,309	2,989,283

Other (Income) and Expenses:
Interest charges	286,684	116,992	453,372	231,879
Loss on sale of business	-	-	1,160,574	-
Other (income) expense, net	97,412	3,167	205,678	262,938
Total Other (Income) and Expenses	384,096	120,159	1,819,624	494,817
Income before Provision for Income Taxes	2,087,183	1,294,303	3,111,685	2,494,466

Provision for Income Taxes	590,104	726,864	846,229	772,364
Net Income	$1,497,079	$567,439	$2,265,456	$1,722,102

Net Income Per Common Share - Basic	$0.55	$0.20	$0.80	$0.60

Net Income Per Common Share - Diluted	$0.48	$0.18	$0.71	$0.56

Weighted Average Shares of Common Stock Outstanding
Basic	2,720,654	2,888,502	2,826,347	2,882,278
Diluted	3,092,520	3,161,975	3,186,946	3,101,016

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities
Net Income	$2,265,456	$1,722,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,122,061	649,835
Loss (gain) on sale of operations	1,160,574	-
Non-cash professional service expense	-	7,884
Loss (gain) on disposal of assets	10,750	13,386
Deferred income taxes	-	693,398
Non-cash share-based compensation expense	262,167	129,832
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(2,555,058)	(2,728,471)
Decrease (Increase) in inventories	(1,325,790)	(43,467)
Decrease (Increase) in costs and estimated earnings in excess of billings	(219,723)	2,341,305
Decrease (Increase) in prepaid expenses & other assets	(387,039)	(210,473)
Increase (Decrease) in accounts payable	1,400,608	(858,488)
Increase (Decrease) in accrued payroll and related expenses	391,161	182,826
Increase (Decrease) in accrued expenses	(253,853)	317,368
Increase (Decrease) in accrued income taxes	602,881	61,933
Increase (Decrease) in unearned revenue	3,783,124	(611,598)
Total adjustments	3,991,863	(54,730)
Net Cash Provided by Operating Activities	$6,257,319	$1,667,372

Cash Flows from Investing Activities
Capital expenditures	$(274,556)	$(177,941)
Cash paid for acquisition, net	(20,209,583)	(10,250,000)
Net Cash (Used in) Investing Activities	(20,484,139)	(10,427,941)

Cash Flows from Financing Activities
Payments on related party notes	(258,870)	(682,459)
Payments on bank debt	(6,863,889)	(1,775,000)
Borrowings on seller note	9,000,000	-
Borrowings on bank debt	13,824,690	8,694,486
Payments on capital lease	(27,529)	(53,350)

Net Cash Provided by Financing Activities	15,674,402	6,183,677
Net Increase (decrease) in cash and cash equivalents	1,447,582	(2,576,892)
Cash and cash equivalents at beginning of year	2,444,110	3,607,452
Cash and cash equivalents at end of year	$3,891,692	$1,030,560

Supplemental disclosures of cash flow information
Interest Paid	$493,527	$67,045
Income Taxes Paid	$130,745	$31,000
Non-cash proceeds received for Class A and Class B Common Shares in exchange for the sale of certain assets	$1,640,939	$-

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine- months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-KT for the year ended December 31, 2017.

During the nine-month period ended September 30, 2018, there have been no changes to our significant accounting policies other than the adoption of the new standard for recognition of revenue from contracts with customers, as discussed in Note 2 below.

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

 3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $8,852 and $10,175 at September 30, 2018 and December 31, 2017, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consists of:

	September 30, 2018	December 31, 2017

Raw materials and component parts	$2,064,573	$2,637,138
Work-in-process	1,419,666	523,644
Finished products	1,861,375	1,200,204
Total Inventory	$5,345,614	4,360,986
Less: inventory reserves	203,092	457,505
Net Inventory	$5,142,522	$3,903,481

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	September 30, 2018	December 31, 2017
Customer List: Backlog	$4,970,000	$1,970,000
Non-Compete Agreements	200,000	200,000
Trademarks	340,000	340,000
Other Intangibles	5,510,000	2,510,000
Less: Accumulated Amortization	1,084,207	613,601
Other Intangibles, Net	$4,425,793	$1,896,399

Amortization of intangibles assets was: $470,606 and $338,162 for the nine months ended September 30, 2018 and 2017, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	September 30, 2018	December 31, 2017

Land	$257,205	$235,179
Buildings and Improvements	1,525,194	2,239,763
Machinery & Equipment	13,488,275	5,091,360
Total Property, Plant & Equipment	15,270,674	7,566,302
Less: Accumulated Depreciation	1,612,569	4,242,913
Property Plant & Equipment, Net	$13,658,105	$3,323,389

Depreciation expense was $651,455 and $308,732 for the nine months ended September 30, 2018 and 2017, respectively.

7.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $12,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder.  The Credit Agreement also provides for a separate credit line for borrowings of up to an aggregate of $1,000,000 for capital expenditures until July 5, 2019, at which time any outstanding capital expenditure borrowings will be converted into a term loan maturing at the earlier of five years after such conversion or the termination of the revolving credit facility.  Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.00% for Prime Rate loans and (ii) 2.00% for LIBOR loans. The maturity date of the revolving facility is June 1, 2020. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the amended Credit Agreement include a minimum fixed charge coverage ratio, a revised maximum senior funded debt to EBITDA ratio and a new maximum total funded debt to EBITDA ratio.

In connection with entering into the Credit Agreement in 2017, the Company made a one-time prepayment of a portion of the outstanding principal under promissory notes held by First Francis Company Inc. (“First Francis”), in the amount of $500,000.  First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

Bank debt balances consist of the following:

	September 30, 2018	December 31, 2017

Term Debt	$5,777,778	$1,750,000
Revolving Debt	6,457,258	3,524,235
Total Bank Debt	12,235,036	5,274,235
Less: Current Portion	1,333,333	500,000
Non-Current Bank Debt	10,901,703	4,774,235
Less: Unamortized Debt Costs	102,730	41,685
Net Non-Current Bank Debt	$10,798,973	$4,732,550

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

The outstanding balance on the Convertible Loan as of September 30, 2018, and December 31, 2017 was $200,000.

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

Notes Payable – Related Party

On July 1, 2016, the Company entered into two separate promissory notes with First Francis Company Inc. (“First Francis”) in connection with the acquisition of Federal Hose Manufacturing. In connection with acquisition of CAD effective July 1, 2018 and the amendment to the Credit Agreement on July 5, 2018, the Company and First Francis entered into an amendment to the Promissory Note dated July 1, 2016 with original principal in the amount of $2,000,000, and an amendment to the Promissory Note dated July 1, 2016 with original principal in the amount of $2,768,662 (as amended, the “Promissory Notes”), each issued by the Company to First Francis. The Promissory Notes each were amended to increase the interest rate from 4.0% per annum to 6.25% per annum. In addition, the Promissory Note with original principal amount of $2,768,662 was amended to provide a conversion option commencing July 5, 2019 which allows First Francis to convert the Promissory Note, in whole in part with respect to a maximum amount of $648,000, into shares of the Company’s Class B common stock at the price of $6.48 per share (subject to adjustment), subject to shareholder approval. First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

Notes payable – related party consists of the following:

	September 30, 2018	December 31, 2017

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,528,892	$1,639,206

In connection with the acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	2,216,729	2,365,286

Total notes payable – related party	3,745,621	4,004,492

Less current portion	432,910	352,727

Notes payable – related party non-current portion	$3,312,711	$3,651,765

Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD.  Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”).   The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of the Company.   Interest accrued on the original principal amount becomes due and payable in arrears beginning September 30, 2018, and subsequent interest is due on the first day of each calendar quarter thereafter up to and including June 30, 2019.  The Company is required to make quarterly principal payments, the amount of which will be calculated based on a four (4) year amortization schedule, beginning on September 30, 2019 and continuing on the last day of each calendar quarter thereafter up to and including the Maturity Date.

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Earnings Per Share - Basic
Net Income	$1,497,079	$567,439	$2,265,456	$1,722,102
Weighted average shares of common stock outstanding - Basic	2,720,654	2,888,502	2,826,347	2,882,278
Earnings Per Share - Basic	$0.55	$0.20	$0.80	$0.60

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,720,654	2,888,502	2,826,347	2,882,278
Warrants, Options and Convertible Notes	371,866	273,473	360,599	218,738
Weighted average shares of common stock -Diluted	3,092,520	3,161,975	3,186,946	3,101,016
Earnings Per Share - Diluted	$0.48	$0.18	$0.71	$0.56

10. ACQUISITIONS

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD, pursuant to the Share Purchase Agreement.  Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of the Seller Note, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement.

CAD manufactures high end components for the aerospace industry and has one operating location in Phoenix, Arizona. The purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

Cash	$790,417
Accounts Receivable	2,221,635
Inventory	2,098,732
Fixed Assets	11,030,000
Prepaid and Other Assets	70,467
Intangibles Assets	3,000,000
Goodwill	4,770,133
Total Assets Acquired	$23,981,384

Accounts Payable	$1,843,882
Accrued Payroll and related expenses	132,071
Accrued Expense	518,816
Deferred Income Taxes	486,615
Total Liabilities Assumed	$2,981,384

Net Assets Acquired	$21,000,000

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

11. DISPOSITIONS

Effective June 1, 2018, the Company completed the sale (the “Sale”) of certain assets comprising its Test and Measurement business segment (the “Test and Measurement Segment”) to Hickok Waekon, LLC, an Ohio limited liability company (“Buyer”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) by and among Buyer, the Company, Supreme Electronics Corp., a Mississippi corporation and wholly-owned subsidiary of the Company (“Supreme”), Waekon Corporation, an Ohio corporation and wholly-owned subsidiary of the Company (“Waekon Corporation”), and Robert L. Bauman, who was a director of the Company. Prior to the effectiveness of the Sale, Supreme and Waekon Corporation owned certain of the assets used in the operation of the Test and Measurement Segment and were primarily responsible for the operation thereof.

Upon the closing of the Sale, all of the issued and outstanding shares of capital stock of the Company then-owned, directly or indirectly, by Mr. Bauman or his affiliate, equaling approximately 21,413 shares of Class A Common Stock of the Company and 176,768 shares of Class B Common Stock of the Company, were transferred and assigned to the Company. The shares constituted the consideration received by the Company in the Sale.  Based upon the share price at closing, the value of the proceeds received was approximately $1.6 million.  The net assets sold were approximately $2.7 million.  The Company recorded a loss on sale of approximately $1.2 million.

12. SEGMENT AND RELATED INFORMATION

The Company operates the following reportable segments: 1) Commercial Air Handling, 2) Test and Measurement, 3) Industrial Hose, and 4) Aerospace.  The Company's management evaluates segment performance based primarily on operating income. Certain corporate costs are allocated to the segments and interest expense directly related to financing the acquisition of a business is allocated to that segment, respectively.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses.

Commercial Air Handling:
This segment manufactures custom air handling units under fixed price contracts to customers in the health care, university, research, pharmaceutical and industrial manufacturing market segments, and across the United States and worldwide.

Test and Measurement:

This segment consists of diagnostic tools and equipment sold to the automotive industry and indicators and gauges sold primarily to companies in the aircraft and locomotive industries. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution methods.   The Company completed the sale of certain assets comprising its Test and Measurement segment on June 1, 2018.  See Note 11, Dispositions, for additional details regarding the disposition of this segment.  The Company is currently reporting operational results for this segment as a result of a single customer relationship retained by the Company following the disposition.

Industrial Hose:
This segment consists primarily of flexible metal and silicone hose products designed and manufactured or distributed primarily to the trucking industry and other industrial end-users. These products are sold to original equipment manufacturers and to the aftermarket using a variety of distribution methods.

Aerospace Components:
This segment manufactures components primarily for customers in the aerospace industry.

Information by industry segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

Sales
Commercial Air Handling	$9,876,700	$7,846,896	$29,876,961	$11,190,841
Test and Measurement	790,297	1,560,696	2,786,742	5,783,621
Industrial Hose	1,718,138	1,485,276	5,193,324	4,485,347
Aerospace Components	7,386,002	-	7,386,002	-
Total Sales	$19,771,137	$10,892,868	$45,243,029	$21,459,809

Gross Profit
Commercial Air Handling	$2,743,833	$1,946,546	$7,861,725	$2,900,293
Test and Measurement	130,293	533,879	722,062	3,233,133
Industrial Hose	356,000	553,954	1,151,358	1,307,613
Aerospace Components	1,220,096	-	1,220,096	-
Total Gross Profit	$4,450,222	$3,034,379	$10,955,241	$7,441,039

Operating Income
Commercial Air Handling	$1,696,934	$1,083,140	$4,357,970	$1,425,524
Test and Measurement	130,293	41,816	(239,151)	707,126
Industrial Hose	111,419	289,506	413,573	856,633
Aerospace Components	706,424	-	706,424	-
Unallocated Corporate General	(173,791)	-	(307,507)
Total Operating Income	$2,471,279	$1,414,462	$4,931,309	$2,989,283

Income Before Provision for Income Taxes
Commercial Air Handling	1,686,296	816,669	4,316,875	1,424,878
Test and Measurement	130,293	188,128	(94,828)	628,275
Industrial Hose	48,454	289,506	272,608	441,313
Aerospace Components	620,023	-	620,023	-
Loss on sale of business	-	-	(1,160,574)	-
Unallocated Corporate General & Other	(397,883)	-	(842,419)	-
Income Before Provision for Income Taxes	$2,087,183	$1,294,303	$3,111,685	$2,494,466

13. SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at September 30, 2018 and December 31, 2017, results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Transition Report on Form 10-KT for the three-month transition period ended December 31, 2017.

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

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc., (“CAD”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) entered into as of July 5, 2018 by and among the Company, the sellers named therein and the Sellers’ representative named therein. The results of this acquisition are reported under the Aerospace Components segment.

Results of Operations – Three Months Ended September 30, 2018 and 2017

Sales for the quarter ended September 30, 2018 (“current quarter”) increased to $19.8 million, an increase of approximately $9.0 million or 82% from sales of $10.9 million during the same quarter of the prior year. This increase in sales was primarily attributable to results from the acquisition of CAD on July 1, 2018, as well as strong sales in the Commercial Air Handling segment.

Cost of sales for the current quarter was $15.3 million compared to $7.9 million, an increase of $7.4 million or 95% from the same quarter of the prior year.  Gross profit was $4.5 million in the current quarter compared to $3.0 million, an increase of $1.5 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was attributable to the addition of CAD and strong performance in the Commercial Air Handling segment.

There were no product development expenditures during the current quarter as those expenditures were related to the Test and Measurement segment which was divested in June 2018.

Selling, general and administrative expenses in the current quarter were $2.0 million compared to $1.5 million, an increase of $0.5 million from the same quarter of the prior year. The increase in selling, general and administrative expenses was primarily related acquisition of CAD on July 1, 2018, including intangible amortization expense.

Interest charges in the current quarter were approximately $0.3 million compared to $0.1 million in the same quarter of the prior year. The increase in interest expense is primarily related to the increase in outstanding debt for the quarter resulting from the acquisition of CAD.

Other expense, net was $0.1 million in the current quarter and is primarily comprised of transactional costs for acquisitions.

Income tax expense in the current quarter was $0.6 million compared to $0.7 million in the same quarter of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate. The Company anticipates that it will be able to utilize the remaining net operating loss and a significant portion of the research and development credit carryforwards in the current fiscal year recorded on the balance sheet as a deferred tax asset.

Net income in the current quarter was $1.5 million or $0.48 per diluted share as compared to the net income of $0.6 million or $0.18 per diluted share for the same quarter of the prior year.

Results of Operations – Nine Months Ended September 30, 2018 and 2017

Sales for the nine months ended September 30, 2018 increased to $45.2 million, an increase of approximately $23.8 million and 111% from sales of $21.5 million in the same period of the prior year. This increase in sales was attributable to results from the acquisition of CAD on July 1, 2018, and sales from the Commercial Air Handling segment. The Commercial Air Handling segment has reported results for nine months during the current year compared to five months of results in the same period a year ago.

Cost of sales for the nine months ended September 30, 2018 were $34.3 million compared to $14.0 million, an increase of $20.3 million or 143% in the same period of the prior year. Gross profit was $11.0 million compared to $7.4 million, an increase of $3.6 million in the same period of the prior year.  This increase in gross profit was primarily attributable to results from the acquisition of CAD on July 1, 2018, as well as results from the Commercial Air Handling segment for nine months during the current year compared to five months of results in the same period a year ago.

Product development expenditures were $0.2 million for the nine months ended September 30, 2018, a decrease of $0.4 million from $0.6 million in same period of the prior year.  Product development expenditures were related to the Test and Measurement segment which was divested in June 2018.

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $5.8 million compared to $3.9 million, an increase of $1.9 million or 49% in the same period of the prior year. The increase in selling, general and administrative was attributable to results from the acquisition of CAD on July 1, 2018 and higher sales expenses to support higher sales from the Commercial Air Handling segment, offset by a decrease in expenses from the divestiture of the Test and Measurement business.

Interest charges for the nine months ended September 30, 2018 were approximately $0.5 million compared to $0.2 million in the same period of the prior year. The increase in interest expense is primarily related to the increase in outstanding debt for the quarter resulting from the acquisition of CAD, and increases in the interest rates on the floating rate bank debt.

Loss on the sale of business was $1.2 million for the nine months ended September 30, 2018 and is directly related to the sale of certain assets of its Test and Measurement segment on June 1, 2018.

Other expense, net was $0.2 million for the nine months ended September 30, 2018 compared to other expense, net of $0.3 million in the same period of the prior year. Other expense, net is primarily comprised of transactional costs for acquisitions.

Income tax expense for the nine months ended September 30, 2018 was $0.8 million compared to $0.8 million recognized in the same period of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%. The Company anticipates it will be able to utilize the remaining net operating loss and a significant portion of the research and development credit carryforwards in the current fiscal year recorded on the balance sheet as a deferred tax asset.

Net income for the nine months ended September 30, 2018 was $2.3 million or $0.71 per diluted share as compared to the net income of $1.7 million or $0.56 per diluted share in the same period of the prior year.

Liquidity and Capital Resources

As described further in Note 10 to our consolidated financial statements, effective July 1, we completed the CAD acquisition for an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement.  In connection with that transaction, we also amended our credit agreement to, among other things, increase the maximum availability under our revolving credit facility to $12 million, and to increase the amount of our term loan to $8 million.  In connection with the acquisition, we also amended our promissory notes payable to First Francis to increase the interest rate payable from 4.0% to 6.2%, and to provide First Francis with the right to convert up to $648,000 principal amount of one note into shares of Class B Common Stock at a conversion price of $6.48 per share, subject to shareholder approval.

Total current assets at September 30, 2018 increased to $24.5 million from $17.2 million at December 31, 2017, an increase of $7.3 million. The increase in current assets is primarily related to the acquisition of CAD on July 1, 2018, and is comprised of the following: an increase in cash of $1.5 million; an increase in accounts receivable of $4.1 million; and an increase in inventories of $1.2 million. Of the $4.1 million increase in accounts receivable, $2.5 million is directly related to the Commercial Air Handing division as a result of increased billings. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Total current liabilities at September 30, 2018 increased to $17.0 million from $8.0 million at December 31, 2017, an increase of $9.0 million.  The increase in current liabilities is primarily due to: the increase in billings in excess of costs and earnings (included in unearned revenue on the balance sheet) of $4.2 million; and increases in accounts payable of $2.9 million primarily related to the acquisition of CAD on July 1, 2018.

Cash provided by operating activities for the nine months ended September 30, 2018 was approximately $6.3 million resulting from net income of $2.3 million, adjustments for non-cash items of $2.6 million, and favorable working capital adjustments of $1.4 million.  Cash from operating activities was adequate to fund the Company's operations.

Cash flow used in investing activities of $20.5 million was primarily related to $20.2 million used to acquire CAD ($21.0 million paid less cash acquired) and $0.3 for capital expenditures in the normal course of business.

Cash provided by financing activities of approximately $15.7 million was primarily related to: $9.0 million seller note entered into in connection with the acquisition of CAD and $13.8 million borrowed against bank debt ($12.0 million directly related to the acquisition of CAD). The increases in borrowings were offset by the $6.9 million repayment against the bank debt and the $0.3 million repayments for the related party notes.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company has $5.4 million available to borrow on the revolving credit facility at September 30, 2018. See Note 7 of notes to consolidated financial statements. Management believes the Company has adequate liquidity for debt service, working capital, capital expenditures and other strategic initiatives.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions, including the acquisition of CAD, and manage the larger operations of the combined businesses, (b) the impact on the Company’s Industrial Hose and Commercial Air Handling segments and the Company’s 2018 financial results of the previously announced divestiture of the Test and Measurement segment, (c) the Company's dependence upon a limited number of customers and the aerospace industry, (d) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (e) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (f) the Company's ability to capitalize on market opportunities in certain sectors, (f) the Company's ability to obtain cost effective financing and (h) the Company's ability to satisfy obligations under its financing arrangements.

ITEM 3. MARKET RISK

The Company is exposed to certain market risks from transactions that it enters during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk is exposure related to interest rate fluctuations. The Company's debt subject to interest rate risk relates to funds available under Credit Agreement with JPMorgan Chase Bank (“Chase Bank”). The Company had an outstanding balance on the revolving credit facility with Chase Bank of $6.5 million and an outstanding balance on the term A loan of $5.8 million. Interest for borrowings under the Credit Agreement accrue at prime rate or a LIBOR plus an applicable margin. In addition to floating rate debt under the Credit Agreement, the Company has fixed rate debt with various parties. At September 30, 2018, the Company had $12.9 million of outstanding fixed rate debt; $9.0 million related to seller notes, $3.7 million related to promissory notes with a related party, and $0.2 million convertible debt.   The Company believes that the mix of fixed and floating rate debt is appropriate.   Management believes the Company has adequate liquidity for debt service, including increases in interest due to rising rates.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2018, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 14th day of November 2018, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)