Form 10-K
period 2018-12-31
HICKOK INC
filed 2019-03-29
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2018 to December 31, 2018

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

As of June 30, 2018, the Registrant had 2,123,806 voting shares of Class A Common Stock outstanding and 596,848 voting shares of Class B Common Stock outstanding. As of such date, non-affiliates held 760,886 shares of Class A Common Stock and 10,056 shares of Class B Common Stock. As of June 30, 2018, based on the closing price of $8.50 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Stock held by such non-affiliates was approximately $6,467,531. There is no trading market in the shares of Class B Common Stock.

As of February 28, 2019, 2,145,219 shares of Class A Common Stock and 596,848 shares of Class B Common Stock were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2018.

PART I

ITEM 1. BUSINESS.

Change in Fiscal Year End

On September 19, 2017, the Board of Directors of Hickok Incorporated (“the Company”) approved a change in the Company’s fiscal year end, moving from September 30 to December 31, effective October 1, 2017. This Form 10-K includes financial information for the last two fiscal years, ending December 31, 2018 and September 30, 2017. In addition, this report includes financial information from October 1, 2017 to December 31, 2017 (the “2017 Transition Period”). For comparative purposes, an unaudited consolidated statement of operations and unaudited consolidated statement of cash flows are included for the period October 1, 2016 to December 31, 2016, (the “2016 Transition Period”). The 2016 Transition Period has not been audited and is derived from the books and records of the Company. In the opinion of management, the 2016 Transition Period reflects all adjustments necessary to present the financial position and the results of operations in accordance with generally accepted accounting principles.

Hickok Name Change

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

Buyer granted the Company a non-exclusive, irrevocable, non-assignable, worldwide, royalty-free license to utilize the “Hickok” trademark and trade name in its business during a post-closing period following the closing of the Transaction.  Buyer granted the Company a similar license to use the “Hickok-Inc.com” domain name during such post-closing period.  The Company is in the process of changing its name and ticker symbol and expects this process to be complete in the near future. The Company does not expect the name change to have an impact on the trading of the stock.

 General Development of Business

Hickok Incorporated was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Hickok" as used herein mean Hickok Incorporated and its wholly-owned subsidiaries, CAD Enterprises Inc., Federal Hose Manufacturing LLC, Hickok AE LLC, doing business as Air Enterprises, and Supreme Electronics Corp. Hickok is a publicly traded holding company serving diverse markets, including healthcare, education, automotive, aerospace, trucking, and petrochemical.

The Company operates three reportable business segments: (1) Aerospace Components, (2) Commercial Air Handling, (3) and Industrial Hose.  The Company operated the Test and Measurement business segment through June 1, 2018, at which time it was sold to Hickok Waekon, LLC.

Aerospace Components:
The Aerospace Components segment was added July 1, 2018, when the Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc. (“CAD”) in Phoenix, Arizona. This segment manufactures precision components primarily for customers in the aerospace industry.  This segment provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  Our quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding.

Commercial Air Handling:
The Commercial Air Handling segment was added June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Industrial Hose:

The Industrial Hose segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC in Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets.

Test and Measurement:

The Test and Measurement segment is the legacy business that was started in 1910 when the Company was founded, and was sold June 1, 2018. This business segment included electronic testing products designed and manufactured for the automotive and trucking industries and includes indicators and gauges for the locomotive and aircraft industries. The automotive diagnostic products are sold to original equipment manufacturers and to the aftermarket under several brand names and through a variety of distribution methods. In the aircraft industry, primary customers are manufacturers of commercial, military and personal airplanes. In the locomotive industry, indicators and gauges are sold to manufacturers and servicers of railroad equipment and locomotives.

Sources and Availability of Raw Materials

Raw materials essential to the business segments are acquired from a large number of domestic manufacturers and some materials are purchased from European and Southeast Asian sources.

The Aerospace Components segment uses various materials in the manufacture of its products, the most significant being forgings and castings. Two suppliers provide over 50% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company had a number of patents that related to its Test and Measurement segment that was divested in June 2018. There are no significant patents associated with the Company’s existing operations. Other than the names "Hickok," "Waekon," “Federal Hose” and “Air Enterprises” and the FactoryBilt® and SiteBilt® registered trademarks, the Company does not have any material licenses, franchises or concessions.

Seasonality

In light of the markets served by its products, the Company does not believe that its Aerospace Components, Industrial Hose, or Commercial Air Handling businesses are seasonal in nature. The Company believes that seasonality impacted the Test and Measurement segment based upon the automotive aftermarket revenues, as the first and fourth quarters of the calendar year tend to be weaker than the other two quarters in this market. Since this segment was divested in June 2018, this seasonality will not affect operating results going forward.

Dependence on Customers

For the fiscal year ended December 31, 2018, sales to two customers in the Commercial Air Handling segment were 14% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 19% of consolidated sales. For the three months ended December 31, 2017, sales to two customers in the Commercial Air Handling segment were 22% of consolidated sales of the Company. In fiscal year 2017, there were no sales to any one customer greater than 10% of consolidated sales of the Company. The Company has long-term contractual relationships with a large customer in the Aerospace Components segment.

Competitive Conditions

The Company is engaged in highly competitive industries and faces competition from domestic and international firms. Competition in the Industrial Hose segment comes from domestic and international suppliers. The Company believes that its products in this segment are largely commodities, but the Company is differentiated by a well-known brand name and excellent customer service. Competition in the Commercial Air Handling segment comes from both custom and non-custom air handling solution manufacturers. The Company believes that it has a strong competitive position due to the high quality and long life of the Company’s customized aluminum air handling solutions. Competition in the Aerospace Components segment comes from other domestic and international components manufacturers; however, the Company believes that it has a strong competitive position due to its expertise, certifications, long term customer contracts, and reputation for excellent quality.

Number of Persons Employed

Total employment by the Company was 275 full-time employees at December 31, 2018, compared to was 200 full-time employees at December 31, 2017.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and results of operations.

We may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the heavy-duty truck, industrial equipment, aircraft, health care, education, pharmaceutical, industrial manufacturing, agricultural, and petrochemical industries are is sensitive to general economic conditions. Slower global economic growth, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers, including having the effect of:

●

reducing demand for our products, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

●	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

●	increasing price competition in our served markets;

●	supply interruptions, which could disrupt our ability to produce our products;

●	increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations; and

●	adversely impacting market sizes and growth rates.

If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, it could have a material adverse effect on our financial condition, liquidity and results of operations.

Significant developments or uncertainties stemming from U.S. laws and policies, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, could have an adverse effect on our business.

Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system could adversely affect our business and financial results. For example, the U.S. administration has increased tariffs on certain goods imported into the United States, raised the possibility of imposing significant, additional tariff increases and called for substantial changes to trade agreements. These factors have adversely affected, and in the future could further adversely affect, our business and results of operations.

Decreased availability or increased costs of materials could increase our costs of producing our products.

We purchase raw materials, fabricated components, some finished goods and services from a variety of suppliers. Where appropriate, we employ contracts with our suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands, import duties and tariffs, or economic conditions, which could impair our ability to procure necessary materials or increase the cost of these materials. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping products and receiving materials are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost or change in quality of those materials could impact our ability to manufacture our products and could increase the cost of production, which could negatively impact our revenues and profitability.

Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve. Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial results. Certain of our businesses operate in industries that may experience seasonality or other periodic, cyclical downturns. Demand for our products is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing, new product introductions, changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

We are engaged in highly competitive industries and if we are unable to compete effectively, we may experience decreased demand and decreased market share.

Our businesses operate in industries that are highly competitive. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products to maintain and expand our brand recognition and position in various product categories and penetrating new markets, including high-growth markets. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial results.

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

Our revolving credit facility contains various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a maximum fixed charge coverage ratio.

Our revolving credit facility contains various restrictive covenants and restrictions, including financial covenants that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;

●	grant liens on assets;

●	make investments, including capital expenditures;

●	sell or acquire assets outside the ordinary course of business;

●	engage in transactions with affiliates; and

●	make fundamental business changes.

The revolving credit facility also requires us to maintain a fixed charge coverage ratio of 1.20 to 1.00. If we fail to comply with the restrictions in the revolving credit facility or any other current or future financing agreements, a default may allow the creditors under the relevant agreements to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds. The exercise of any default remedies by our creditors would have a material adverse effect on our ability to finance working capital needs and capital expenditures.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2018, our ten largest customers accounted for approximately 50% of our net sales. For the twelve months ended December 31, 2017, our ten largest customers accounted for approximately 37% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

●	the loss of any key customer, in whole or in part;

●	the insolvency or bankruptcy of any key customer;

●	a declining market in which customers reduce orders or demand reduced prices; or

●	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

If any of our key customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially forfeitable, which could adversely impact our results of operations.

Our acquisition of businesses could negatively impact our financial results.

As part of our business strategy we acquire businesses. Acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial results:

●

any business that we acquire could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably;

●	acquisitions could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;

●	pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period-to-period;

●	acquisitions could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;

●	we could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers;

●	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition; or

●

we may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated or internal control deficiencies from the acquired company’s activities and the realization of any of these liabilities or deficiencies may increase our expenses or adversely affect our financial position.

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

Our business operations could be significantly disrupted by the loss of any members of our senior management team.

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

A significant disruption in, or breach in security of, our information technology systems or data could adversely affect our business, reputation and results of operations.

We rely on information technology systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees and customers), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products and fulfilling contractual obligations). These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Security breaches could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, customers or suppliers. Our information technology systems may be exposed to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and employee relationships and our reputation or result in defective products, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and results of operations.

Unforeseen future events may negatively impact our economic condition.

Future events may occur that would adversely affect the reported value of our assets. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company operates facilities in the United States of America as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Cleveland, Ohio	37,000 Sq. Ft.	Two-story brick construction; used for corporate administrative headquarters.	Owned

Phoenix, Arizona	71,000 Sq. Ft.	One-story modern concrete block construction; used for manufacturing and precision machining of aerospace components.	Leased through 2022, with renewal options extending through 2026.

Painesville, Ohio	50,000 Sq. Ft.	One-story modern metal and concrete block; used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Akron, OH	100,000 Sq. Ft.	Two-story modern concrete block construction; used for design and manufacturing air handling units and administration	Leased through 2024, with renewal options extending through 2034.

The Company's headquarters and executive offices are located in Cleveland, Ohio. The Company's Industrial Hose segment utilizes the Painesville, Ohio property. The Company’s Commercial Air Handling segment utilizes the Akron, Ohio property. The Company’s Aerospace segment utilizes the Phoenix, Arizona property.

ITEM 3. LEGAL PROCEEDINGS.

Hickok AE LLC (dba Air Enterprises), a wholly owned subsidiary of Hickok Incorporated, was named as a defendant in a lawsuit filed in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to the entity that owned the assets of the Company’s air handling segment prior to such assets being purchased by the Company, and relating to a third-party cooling system. A pretrial hearing has been scheduled for March 28, 2019.  The Company believes the claims have been improperly brought against Hickok. The Company denies the allegations and will vigorously defend the claims brought against it. The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

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

Mrs. Kelly J. Marek was elected Vice President Finance and Chief Financial Officer in December 2016.

OFFICE	OFFICER	AGE
Chairman and Chief Executive Officer	Brian E. Powers	56
Vice President Finance and Chief Financial Officer	Kelly J. Marek	49

*The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

The Company’s Class A Common Shares are traded on the Over-The-Counter Pink Sheets under the symbol “HICKA.” There is no market for the Company’s Class B Common Shares.

The following table sets forth the per share range of high and low bids (Over-The-Counter Pink Sheets) for the Company’s Class A Common Shares for the periods indicated. The Over-The-Counter Pink Sheet prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. Trading on the Over-The-Counter Pink Sheets is limited and the prices quoted by brokers are not a reliable indication of the value of our common stock.

	HIGH	LOW
Transition Period ended December 31, 2017	$15.00	$7.10

	Fiscal year ended		Fiscal year ended
	December 31, 2018		September 30, 2017
	HIGH	LOW	HIGH	LOW
First Quarter	$10.50	$7.75	$3.44	$1.40
Second Quarter	10.20	7.05	5.00	1.75
Third Quarter	13.50	8.50	5.90	2.75
Fourth Quarter	13.00	9.79	9.50	4.50

b) HOLDERS

As of February 28, 2019, there were approximately 160 shareholders of record of the Company's outstanding Class A Common Shares and 6 holders of record of the Company's outstanding Class B Common Shares.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable to the Company as a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

Effective October 1, 2017, the Company changed its fiscal year end from September 30 to December 31. This Form 10-K includes financial information for the fiscal year ended December 31, 2018, the transition period from October 1, 2017 to December 31, 2017 and the fiscal year ended on September 30, 2017.

There were two significant transactions that occurred during 2018, the sale of the Test and Measurement business and the acquisition of CAD Enterprises, Inc. as described below.

●

Effective June 1, 2018, Hickok Incorporated completed the sale of certain assets comprising its Test and Measurement business segment to Hickok Waekon LLC (Buyer), pursuant to an Asset Purchase Agreement by and among Buyer, the Company, Supreme Electronics Corp., a Mississippi corporation and wholly-owned subsidiary of the Company, Waekon Corporation, and Robert L. Bauman, a director of the Company.

●

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

Reportable Segment Information

The Company is required to report segment information disclosures based on how management evaluates operating performance and resource allocations. The Company operates three reportable business segments: (1) Aerospace Components, (2) Commercial Air Handling, (3) and Industrial Hose.  The Company operated the Test and Measurement business segment through June 1, 2018, at which time it was sold to Hickok Waekon, LLC.

Aerospace Components:

The Aerospace Components segment was added July 1, 2018, when the Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc. (“CAD”) in Phoenix, Arizona. This segment manufactures precision components primarily for customers in the aerospace industry.  This segment provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  Our quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding.

Commercial Air Handling:
The Commercial Air Handling segment was added June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Industrial Hose:

The Industrial Hose segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC in Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets.

Test and Measurement:

The Test and Measurement segment is the legacy business that was started in 1910 when the Company was founded, and was sold June 1, 2018. This business segment included electronic testing products designed and manufactured for the automotive and trucking industries and indicators and gauges for the locomotive and aircraft industries. The automotive diagnostic products are sold to original equipment manufacturers and to the aftermarket under several brand names and through a variety of distribution methods. In the aircraft industry, primary customers are manufacturers of commercial, military and personal airplanes. In the locomotive industry, indicators and gauges are sold to manufacturers and servicers of railroad equipment and locomotives.

Results of Operations

Year Ended December 31, 2018 Compared with Fiscal Year ended September 30, 2017

Sales for the year ended December 31, 2018 increased to $66.4 million, an increase of $42.6 million, or 179% from $23.8 million for the fiscal year ended September 30, 2017. The increase in sales is attributable to: $30.6 million increase in sales from the acquisition of the Commercial Air Handling segment, which was included in the Company’s operations for the full year in 2018 compared to four months in fiscal 2017; and $14.4 million increase in sales from the acquisition of the Aerospace Components segment, which was included in the Company’s operations for six months in 2018, offset by a $3.4 million decrease in sales as a result of the sale of the Test and Measurement business on June 1, 2018.

For the year ended December 31, 2018, cost of sales increased to $51.1 million, an increase of $35.3 million, or 223%, compared to cost of sales of $15.8 million, for the fiscal year ended September 30, 2017. The increase in cost of sales is primarily attributable to costs to support higher sales and is comprised of: an increase of $20.0 million from the acquisition of the Commercial Air Handling segment, which was included in the Company’s operations for the full year in 2018 compared to four months in fiscal 2017, and $12.7 million increase in cost of sales from the acquisition of the Aerospace Components segment, which was included in the Company’s operations for six months in 2018. Gross profit increased to $15.3 million, an increase of $7.3 million, or 91%, compared to $8.0 million, for the fiscal year ended September 30, 2017. Gross Margin was 23% for the year ended December 31, 2018 compared to gross margin of 34% for the fiscal year ended September 30, 2017.

Product development costs for the year ended December 31, 2018 were $0.2 million, less than 1% of sales, compared to $0.8 million or 3% of sales for the fiscal year ended September 30, 2017. Product development expenditures relate solely to the Test and Measurement segment which was divested in June 2018.

Selling, general and administrative (SG&A) expenses were $7.8 million or 12% of sales for the year ended December 31, 2018, compared to $4.5 million or 19% of sales for the fiscal year ended September 30, 2017. SG&A expenses increased primarily due to the acquisition of the Aerospace Components segment in July 2018, including intangible amortization costs, and due to the Commercial Air Handling segment being included in the Company’s operations for the full year in 2018. SG&A expenses decreased as a percentage of sales due to the sale of the Test and Measurement segment.

Interest charges were $0.8 million for the year ended December 31, 2018 compared with $0.3 million for the fiscal year ended September 30, 2017. The increase in interest expense is a result of higher average debt levels in the during 2018 primarily related to the acquisition of CAD in 2018 for $21 million, as well as increases in average interest rates of approximately 100 basis points during 2018.

Loss on the sale of business was $1.2 million for the fiscal year ended December 31, 2018 and is directly related to the sale of the Test and Measurement segment on June 1, 2018.

Other expense, net was $0.1 million for the year ended December 31, 2018 compared to other expense, net of $0.2 million for the fiscal year ended September 30, 2017. Other (income) expense, net is comprised or rental income, gain and losses on the disposal of assets, legal settlements, and other miscellaneous charges.

Income tax expense for the year ended December 31, 2018 was $1.7 million, with an effective tax rate of 32%, compared to $0.8 million for the fiscal year September 30, 2017, and an effective rate of 36%. The effective tax rate for the year ended December 31, 2018 was higher than the statutory rate primarily due to additional tax expense of $0.2 million for permanent differences for the non-deductible loss on the sale of a business. The Company utilized approximately $1.1 million in research and development tax credits during the year ended December 31, 2018, reducing the current tax expense by a similar amount. The Company has approximately $0.8 million of remaining research and development tax credits eligible for carryforward that will begin to expire in 2026.

Net income for the year ended December 31, 2018 was $3.6 million, or $1.14 per diluted share compared to a net income of $1.4 million, or $0.46 per diluted share for the fiscal year ended September 30, 2017. The increase in net income was primarily attributable to the acquisition of the Aerospace Components segment on July 1, 2018 and increased profitability of the Commercial Air Handling segment.

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Sales for the three months ended December 31, 2017 increased to $11.8 million, an increase of $9.4 million, or 399%, compared to sales of $2.4 million for the three months ended December 31, 2016. The increase in sales is primarily attributable to a $9.0 million increase from the acquisition of the Commercial Air Handling segment in June 2017. The Test and Measurement segment had an increase in sales of $0.3 million in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Sales for the Industrial Hose segment remained flat at $1.6 million.

For the three months ended December 31, 2017, cost of sales was $8.5 million, compared to cost of sales of $1.8 million for the three-month period ended December 31, 2016. The increase in cost of sales is primarily attributable to a $6.8 million increase from the acquisition of the Commercial Air Handling segment in June 2017. Cost of sales in the Industrial Hose segment was $1.0 million, a decrease of $0.1 million compared to the same period in 2016. Cost of sales in the Test and Measurement segment was $0.5 million, a decrease of $0.1 million compared to the same period in 2016. Gross Margin was 27% for the three months ended December 31, 2017 compared to gross margin of 25% during the same period in 2016. The increase in gross margin was primarily due to profit flow through from higher sales.

Product development expenditures relate solely to the Test and Measurement segment. Product development expenditures for the three months ended December 31, 2017 were $0.1 million or 1% of sales compared to $0.2 million or 10% of sales, respectively, during the same period in 2016. The decrease in product development expenditures during the three months ended December 31, 2017 was primarily due to employee reductions from same period in 2016.

Selling, general and administrative (SG&A) expenses were $1.8 million or 15% of sales for the three months ended December 31, 2017, and $0.7 million or 28% of sales for the same period in 2016. SG&A expenses in the Commercial Air Handling segment were $1.1 million for the three months ended December 31, 2017, and were the primary reason for the increase in the consolidated SG&A expenses during the period when compared to the same period in 2016.

Interest charges were $98 thousand in the three months ended December 31, 2017 compared with $51 thousand for the same period in 2016. The increase in interest expense was due to amounts borrowed under the JP Morgan Chase term loan and revolving credit facility entered into on June 1, 2017 and related to the acquisition of the Commercial Air Handling segment.

Income tax expense for the three months ended December 31, 2017 was $0.7 million with an effective tax rate of 56.7%, compared to $8 thousand for the three months ended December 31, 2016. The effective tax rate for the three months ended December 31, 2017 was higher than the statutory rate primarily due to additional tax expense of $0.3 million recorded in the period as a result of the remeasurement of the deferred tax assets and liabilities. The remeasurement was based upon the corporate tax rate decrease from 34% to 21% as a direct result of the Tax Cuts and Jobs Act of 2017 that was signed into law on December 22, 2017.

Net income for the three months ended December 31, 2017 was $0.5 million, or $0.16 per diluted share as compared to a net loss of $0.3 million, or ($0.11) per diluted share during the same period in 2016. The increase in net income in the three months ended December 31, 2017 compared to the three months ended December 31, 2016 was primarily attributable to the acquisition of the Commercial Air Handling segment in June 2017.

Liquidity and Capital Resources

As described in Note 15 to our consolidated financial statements, effective July 1, 2018, the Company completed the acquisition of the Aerospace Components segment for an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remaining $9 million paid in the form of a promissory note issued by the Company in favor of the former shareholders of CAD, which is subject to certain post-closing adjustments based upon working capital, indebtedness and selling expenses, as specified in the transaction agreement. In connection with the transaction, the Company also amended its credit agreement to, among other things, increase the maximum availability under its revolving credit facility to $12 million, and to increase the term loan to $8 million. In connection with the acquisition, the Company also amended its promissory notes payable to First Francis Company Inc to increase the interest rate payable from 4.0% to 6.2%, and to provide First Francis with the right to convert up to $648,000 principal amount of one note into shares of Class B Common Stock at a conversion price of $6.48 per share, subject to shareholder approval for the issuance of the Class B Shares as required by the Company’s Amended Articles of Incorporation.

As described in Note 8 to our consolidated financial statements, the Company’s outstanding convertible loan agreement with Roundball, LLC was amended to extend the due date of the underlying loan to December 30, 2019 and to expand the rights available to Roundball to include the option, exercisable by Roundball in its sole discretion, and subject to requisite shareholder approval thereof and the terms and conditions set forth therein, to purchase up to 75,000 shares of Class B Common Stock of the Company at the conversion price specified in the agreement.

Total current assets at December 31, 2018 increased to $23.3 million from $17.2 million at December 31, 2017, an increase of $6.1 million. The increase in current assets is primarily attributable to the acquisition of the Aerospace Components segment on July 1, 2018, and is comprised of the following: an increase in cash of $2.6 million; and increase in accounts receivable of $0.8 million, and increase in cost of estimated earnings in excess of billings of $0.5 million and an increase in inventory of $1.6 million.

Total current liabilities at December 31, 2018 increased to $16.9 million from $8.0 million at December 31, 2017, an increase of $8.9 million. The increase in current liabilities is primarily attributable to the acquisition of CAD on July 1, 2018, and is comprised of the following: an increase in current notes payable of $1.2 million related to the seller note; an increase in current bank debt of $0.8 million related to the additional term loan debt; and increase in accounts payable of $3.1 million; and increase in unearned revenue of $2.7 million, and an increase in accrued payroll of $0.6 million. The increase in unearned revenue is directly related to the Commercial Air Handling segment and represents billings in excess of costs, which is dependent upon progress billing milestones for contracts.

Year Ended December 31, 2018 Compared with Fiscal Year ended September 30, 2017

Cash provided by operating activities for the year ended December 31, 2018 was $10.3 million, resulting from: net income of $3.6 million; adjustments for non-cash items of $4.3 million; and favorable working capital adjustments of $2.4 million. Cash provided by operating activities was adequate to fund the Company’s operations and debt service.

Cash provided by operating activities for the fiscal year ended September 30, 2017 was $2.6 million, resulting from: net income of $1.4 million; adjustments for non-cash items of $1.6 million; and unfavorable working capital adjustments of $0.4 million. Cash provided by operating activities was adequate to fund the Company’s operations and debt service.

Cash used in investing activities for the year ended December 31, 2018 of $11.7 million was primarily related to $11.2 million used to acquire CAD ($21 million paid less cash acquired and seller note issued) and $0.5 million for capital expenditures in the normal course of business.

Cash used in investing activities for the fiscal year ended September 30, 2017 of $10.6 million was primarily related to $10.3 million used to acquire Air Enterprises and $0.3 million for capital expenditures in the normal course of business.

Cash provided by financing activities for the year ended December 31, 2018 of $4.0 million was primarily related to: $14.2 million borrowed against bank debt ($12 million directly related to the acquisition of CAD), offset by the $9.8 million payment toward bank debt and $0.4 million repayments for the related party notes.

Cash provided by financing activities for the fiscal year ended September 30, 2017 of $5.8 million was primarily related to: $8.7 million borrowed against bank debt, offset by the $1.8 million payment toward bank debt, $1.0 million repayments for the related party notes, and $0.1 million payment towards capital leases and the purchase of Class B shares.

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

Impact of Inflation

Over the past five years, inflation has had a minimal effect on the Company because of low rates of inflation.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions, including the acquisition of CAD, and manage the larger operations of the combined businesses, (b) the impact on the Company’s Industrial Hose and Commercial Air Handling segments and the Company’s 2018 financial results of the previously announced divestiture of the Test and Measurement segment, (c) the Company's dependence upon a limited number of customers and the aerospace industry, (d) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (e) the ability of the Company to further establish distribution and a customer base in the automotive aftermarket, (f) the Company's ability to capitalize on market opportunities in certain sectors, (f) the Company's ability to obtain cost effective financing and (h) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Hickok Incorporated

Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hickok Incorporated (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders' equity, and cash flows, for the years ended December 31 2018 and September 30, 2017, and for the three months ended December 31, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years ended December 31, 2018 and September 20, 2017 and for the three months ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2019
CLEVELAND, OHIO

CONSOLIDATED BALANCE SHEETS
HICKOK INCORPORATED

ASSETS

	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$5,057,626	$2,444,110
Accounts receivable less allowance for doubtful accounts	9,835,262	9,011,677
Costs and estimated earnings in excess of billings	2,083,349	1,605,991
Inventory less allowance for obsolete inventory	5,497,982	3,903,481
Prepaid expenses and other current assets	818,609	265,456
Total Current Assets	23,292,828	17,230,715

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	257,205	235,179
Buildings and leasehold improvements	1,709,165	2,239,763
Machinery and equipment	13,343,878	5,091,360
Total property, plant and equipment	15,310,248	7,566,302
Less accumulated depreciation	2,006,133	4,242,913
Property, Plant and Equipment, Net	13,304,115	3,323,389

OTHER ASSETS:
Goodwill	9,582,202	2,255,912
Intangibles, net of accumulated amortization	4,332,202	1,896,399
Deferred income taxes less valuation allowance	-	2,173,892
Other non-current assets	95,263	3,250
Total Non-Current Other Assets	14,009,667	6,329,453
Total Assets	$50,606,610	$26,883,557

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
HICKOK INCORPORATED

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2018	2017
CURRENT LIABILITIES:
Convertible notes payable - current	$200,000	$200,000
Notes payable - current	1,555,663	352,727
Bank debt - current	1,333,333	500,000
Leases payable	13,800	55,735
Accounts payable	5,169,819	2,112,695
Unearned revenue	5,257,797	2,601,355
Accrued payroll and related expenses	1,358,669	723,053
Accrued income taxes	360,239	108,576
Accrued expenses	1,606,429	1,340,465
Total Current Liabilities	16,855,749	7,994,606
LONG-TERM LIABILITIES:
Notes payable	11,086,402	3,651,765
Bank debt	8,194,679	4,732,550
Leases payable	2,642	106,855
Deferred Income Taxes	1,701,653	-
Total Long-Term Liabilities	20,985,376	8,491,170
STOCKHOLDERS' EQUITY
Preferred 1,000,000 shares authorized, no shares outstanding
Common shares - no par value	-	-
Class A 10,000,000 shares authorized, 2,161,014 issued at December 31, 2018 and 2,130,681 issued at December 31, 2017	2,641,300	2,246,367
Class B 2,500,000 convertible shares authorized, 779,283 shares issued at December 31, 2018 and and December 31, 2017	710,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(264,841)
Class A – 37,208 shares issued at December 31, 2018 and 15,795 shares issued at December 31, 2017
Class B -182,435 shares issued at December 31, 2018 and 5,667 shares issued at December 31, 2017
Retained earnings	9,577,792	5,964,082
Total Stockholders' Equity	12,765,485	10,397,781

Total Liabilities and Stockholders' Equity	$50,606,610	$26,883,557

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
HICKOK INCORPORATED

	Fiscal Years Ended		Three Months Ended December 31,
	December 31, 2018	September 30, 2017	2017	2016
				(unaudited)
Total Sales	$66,378,306	$23,816,735	$11,754,219	$2,356,926
Cost of Sales	51,074,339	15,792,458	8,528,387	1,773,688
Gross Profit	15,303,967	8,024,277	3,225,832	583,238

Operating Expenses:
Product development costs	220,418	795,957	121,579	239,010
Selling, general and administrative expenses	7,769,090	4,546,383	1,813,308	651,574
Operating Income (Loss)	7,314,459	2,681,937	1,290,945	(307,346)

Other (Income) and Expenses:
Interest charges	749,021	282,648	98,228	50,769
Loss on sale of business	1,160,574	-	-	-
Other (income) expense, net	123,134	210,529	14,726	(52,409)
Total Other (Income) and Expenses	2,032,729	493,177	112,954	(1,640)
Income (loss) before Provision for Income Taxes	5,281,730	2,188,760	1,177,991	(305,706)

Provision for Income Taxes:
Current	543,031	86,966	446,283	8,000
Deferred	1,124,989	693,398	221,446	-
Total Provision for Income Taxes	1,668,020	780,364	667,729	8,000
Net Income (Loss)	$3,613,710	$1,408,396	$510,262	$(313,706)

Net Income (Loss) Per Common Share - Basic	$1.29	$0.49	$0.18	$(0.11)

Net Income (Loss) Per Common Share - Diluted	$1.14	$0.46	$0.16	$(0.11)

Weighted Average Shares of Common Stock Outstanding – Basic	2,799,706	2,874,926	2,888,502	2,853,107
Weighted Average Shares of Common Stock Outstanding - Diluted	3,181,572	3,069,077	3,256,012	2,901,584

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
HICKOK INCORPORATED

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at September 30, 2016	$2,108,651	$710,272	$1,741,901	$(253,341)	$4,045,424	$8,352,907

Professional services expense	7,884	-	-	-	-	7,884
Share-based compensation expense	129,832	-	-	-	-	129,832
Repurchase of Class B Shares	-	-	-	(11,500)	-	(11,500)
Net Income	-	-	-	-	1,408,396	1,408,396
Balance at September 30, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,453,820	$9,887,519

Net Income	-	-	-	-	510,262	510,262
Balance at December 31, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,964,082	$10,397,781
Share-based compensation expense	394,933	-	-	-	-	394,933
Proceeds from sale of business	-	-	-	(1,640,939)		(1,640,939)
Net Income	-	-	-	-	3613,710	3,613,710
Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW
HICKOK INCORPORATED

	Fiscal Years Ended		Three Months Ended
	December 31,	September 30,	December 31,
	2018	2017	2017	2016
				(unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$3,613,710	$1,408,396	$510,262	$(313,706)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,606,509	720,872	360,241	71,037
Non-cash professional service expense	-	7,884	-	-
Loss on disposal of assets	10,750	13,386	-	-
Loss on disposal of operations	1,160,574		-	-
Non-cash share-based compensation expense	394,933	129,832	-	-
Deferred income taxes	1,124,910	693,398	616,367	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	761,496	(2,434,029)	(462,081)	294,442
Decrease (Increase) in inventories	(1,681,250)	45,539	(45,718)	89,006
Decrease (Increase) in costs in excess of billings	(477,358)	2,341,305	33,528	-
Decrease (Increase) in prepaid expenses & other assets	(697,202)	(335,159)	167,577	(124,686)
Increase (Decrease) in accounts payable	1,578,467	(962,207)	614,896	(103.719)
Increase (Decrease) in accrued payroll and related expenses	454,624	49,498	46,551	(133,328)
Increase (Decrease) in accrued expenses	(424,208)	224,674	50,101	3,360
Increase (Decrease) in accrued income taxes	251,663	38,933	38,643	(23,000)
Increase (Decrease) in unearned revenue	2,656,442	688,402	1,318,408	1,300,000
Total adjustments	6,720,350	1,222,328	2,738,513	1,373,112
Net Cash Provided by Operating Cash Activities	$10,334,060	$2,630,724	$3,248,775	1,059,406

Cash Flows from Investing Activities
Cash paid for acquisition	$(11,209,583)	$(10,250,000)	$-	-
Capital expenditures	(479,880)	(332,794)	(78,585)	(154,853)
Net Cash Provided by (Used in) Investing Activities	(11,689,463)	(10,582,794)	(78,585)	(154,853)

Cash Flows from Financing Activities
Payments on related party notes	(362,427)	(1,014,170)	-	(331,711)
Payments on bank debt	(9,823,106)	(1,775,000)	(3,113,908)	-
Borrowings on bank debt	14,186,750	8,694,486	1,468,657	-
Payments on capital lease	(32,298)	(67,974)	(15,335)	(14,624)
Repurchase of Class B shares	-	(11,500)	-	(11,500)
Net Cash Provided by (Used in) Financing Activities	3,968,919	5,825,842	(1,660,586)	(357,835)

Net Increase (decrease) in cash and cash equivalents	2,613,516	(2,126,228)	1,509,604	546,718

Cash and cash equivalents at beginning of year	2,444,110	3,060,734	934,506	3,060,734

Cash and cash equivalents at end of year	$5,057,626	$934,506	$2,444,110	$3,607,452

Supplemental disclosures of cash flow information
Interest Paid	$783,739	$236,634	$37,612	$67,045
Income Taxes Paid	$205,514	$31,000	$-	$-
Non-cash proceeds received for Class A and Class B Shares in exchange for the sale of certain assets	$1,640,939	$-	$-	$-
Non-cash seller note issued for acquisition	$9,000,000	$-	$-	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HICKOK INCORPORATED
DECEMBER 31, 2018, 2017 AND SEPTEMBER 30, 2017

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

New Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU 2016-09) a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. The new standard was effective for the Company beginning October 1, 2017. This new standard did not have a significant impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued (ASU 2016-02) a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The new standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. We expect this standard to have a material impact on our consolidated balance sheets and we anticipate recording approximately $14 million in right of use-assets and lease liabilities for contracts currently classified as operating leases. We do not expect this standard to have a material impact on our consolidated statements of income.

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. With the acquisitions of Federal Hose in July 2016, Air Enterprises in June 2017, and CAD Enterprises, Inc. in July 2018, the Company has greatly expanded its customer base into a wide array of industries. During the three months ended December 31, 2017, there were sales to two customers in the Commercial Air Handling segment that were greater than 22% of consolidated sales of the Company. For the year ended December 31, 2018, there were there were sales to one customer in the Aerospace segment that were greater than 18% of the consolidated sales of the company.

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

Inventory
Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. The Company establishes reserves for excess and obsolete inventory based upon historical inventory usage trends and other information.

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized. The depreciation policy of the Company is generally as follows:

Class	Method	Estimated Useful Lives (years)

Buildings & Improvements	Straight-line	10	to	40
Machinery and equipment	Straight-line	3	to	17
Tools and dies	Straight-line		3

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

3.    ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $35,000 and $10,275 at December 31, 2018 and 2017, respectively

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2018	December 31, 2017

Raw materials and component parts	$2,313,664	$2,637,138
Work-in-process	1,209,117	523,644
Finished products	2,201,693	1,200,204
Total Inventory	5,724,474	4,360,986
Less: Inventory reserves	226,492	457,505
Net Inventory	$5,497,982	$3,903,481

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets relate to the purchase of businesses on July 1, 2018, June 1, 2017 and July 1, 2016. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets consist of the following:

	December 31, 2018	December 31, 2017

Customer Intangibles	$4,970,000	$1,970,000
Non-Compete Agreements	200,000	200,000
Trademarks	340,000	340,000
Total Other Intangibles	5,510,000	2,510,000
Less: Accumulated Amortization	1,177,798	613,601
Other Intangibles, Net	$4,332,202	$1,896,399

Amortization of other intangibles was $217,257 and $29,091 for the three months ended December 31, 2017 and 2016, respectively; and $564,197 and $367,253 for the fiscal years ended December 31, 2018 and September 30, 2017, respectively. The Company expects to recognize amortization expense of $379,030 in 2019, $379,030 in 2020, $379,030 in 2021, $339,030 in 2022, $339,030 in 2023 and $2,517,052 thereafter.

6.      PROPERTY, PLANT AND EQUPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	December 31, 2018	December 31, 2017

Land	$257,205	$235,179
Buildings and Improvements	1,709,165	2,239,763
Machinery & Equipment	13,343,878	5,091,360
Total Property, Plant & Equipment	15,310,248	7,566,302
Less: Accumulated Depreciation	2,006,133	4,242,913
Property Plant & Equipment, Net	$13,304,115	$3,323,389

Depreciation expense, including depreciation on capitalized leases, was $140,006 and $41,946 for the three months ended December 31, 2017 and 2016, respectively, and $1,042,312 and $350,641 for the fiscal years ended December 31, 2018 and September 30, 2017, respectively.

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

Bank debt balances consist of the following:

	December 31, 2018	December 31, 2017

Term Debt	$5,444,444	$1,750,000
Revolving Debt	4,184,158	3,524,235
Total Bank Debt	9,628,602	5,274,235
Less: Current Portion	1,333,333	500,000
Non-Current Bank Debt	8,295,269	4,774,235
Less: Unamortized Debt Costs	100,590	41,685
Net Non-Current Bank Debt	$8,194,679	$4,732,550

The Company had $7.8 million and $4.5 million available to borrow on the revolving credit facility at December 31, 2018 and 2017, respectively.  The minimum principal payments due on the term loan until it matures in 2022 are $1,333,333 each year in 2019, 2020, 2021 and 2022.

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

There have been several amendments to the original agreement over the years for the purpose of extending the existing terms of the Convertible Loan. On December 29, 2018, management entered into Amendment No. 7 of the Convertible Loan Agreement with Roundball. The amended Convertible Loan:

●	Continues to provide approximately $467,000 of liquidity to meet on going working capital requirements;
●	Continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%;
●

Expand the rights available to Roundball under the Roundball Option to include the option, exercisable by Roundball in its sole discretion, and subject to requisite shareholder approval thereof and the terms and conditions set forth therein, to purchase up to 75,000 shares of Class B Common Stock of the Company at the Conversion Price; and

●	Extends the due date of the loan agreement from December 30, 2018 to December 30, 2019.

The outstanding balance on the Convertible Loan as of December 31, 2018 and 2017, respectively was $200,000.

As part of the Convertible Loan, the parties entered into a Warrant Agreement, dated December 30, 2012 (as amended to date, the “Warrant Agreement”), whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The Warrant Agreement, as amended, expires December 30, 2019.

Notes Payable – Related Party

On July 1, 2016, the Company entered into two separate promissory notes with First Francis Company Inc. (“First Francis”) in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”). In connection with acquisition of CAD effective July 1, 2018 and the amendment to the Credit Agreement on July 5, 2018, the Company and First Francis entered into an amendment to the Promissory Note dated July 1, 2016 with original principal in the amount of $2,000,000, and an amendment to the Promissory Note dated July 1, 2016 with original principal in the amount of $2,768,662 (as amended, the “Promissory Notes”), each issued by the Company to First Francis. The Promissory Notes each were amended to increase the interest rate from 4.0% per annum to 6.25% per annum. In addition, the Promissory Note with original principal amount of $2,768,662 was amended to provide a conversion option commencing July 5, 2019 which allows First Francis to convert the Promissory Note, in whole in part with respect to a maximum amount of $648,000, into shares of the Company’s Class B common stock at the price of $6.48 per share (subject to adjustment), subject to shareholder approval. First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

Notes Payable – Seller Note

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

Notes Payable

Notes payable consist of the following:

	December 31, 2018	December 31, 2017

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning on October 31, 2016.	$1,485,061	$1,639,206

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning on October 31, 2016.	2,157,004	2,365,286

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	9,000,000	-

Total notes payable	12,642,065	4,004,492

Less current portion	1,555,663	352,727

Notes payable – non-current portion	$11,086,402	$3,651,765

Principal payments on the notes payable are as follows for the years ended December 31:

	Related Party Note	Seller Note

2019	$430,663	$1,125,000
2020	458,217	2,250,000
2021	487,234	2,250,000
2022	2,265,957	2,250,000
2023	-	1,125,000
Total principal payments	$3,642,071	$9,000,000

9.     LEASES

Operating Leases
The Company leases three facilities including one from a related party and certain vehicles and equipment under operating leases expiring through June 30, 2026.

The Company's minimum commitment under these operating leases is as follows:

	Facility	Equipment

2019	$1,235,424	$122,280
2020	1,197,062	118,052
2021	1,201,202	87,746
2022	1,205,384	32,724
2023	1,216,978	-
Thereafter	6,829,804	-
Total minimum lease payments	$12,885,854	$360,802

Rental expense was $245,029 and $48,819 for the three months ending December 31, 2017 and 2016, respectively, and $1,228,012 and $361,539 for the fiscal years ending December 31, 2018 and September 30, 2017, respectively.

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

10. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (832,233 shares at December 31, 2018, September 30, 2017, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $0.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

11. STOCK COMPENSATION

The Company's 2013 Omnibus Equity Plan was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the 2013 Omnibus Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. The Plan has 150,000 Class A Common Shares reserved for issuance. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. There were no share-based awards granted during the three months ended December 31, 2018 or 2017. The Company granted 30,333 and 36,333 restricted stock awards under the 2013 Omnibus Equity Plan during the fiscal years ended December 31, 2018 and September 30, 2017, respectively.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), provided for the automatic grant of options to purchase up to 5,000 shares of Class A Common Stock over a three-year period to members of the Board of Directors who were not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans became fully exercisable on March 8, 2015.

Non-cash compensation expense related to stock option plans was $394,933 and $129,832 for the fiscal years ended December 31, 2018 and September 30, 2017, respectively. The Company did not incur any non-cash compensation expense for the three months ended December 31, 2017 and 2016, respectively.

12. INCOME TAXES

A reconciliation of the provision (recovery) of income taxes to the statutory federal income tax rate is as follows:

	Three Months	Year	Fiscal Year
	December 31, 2017	December 31, 2018	September 30, 2017

Income Before Provision for Income Taxes	$1,177,991	$5,281,730	$2,188,760
Statutory rate	34%	21%	34%
Tax at statutory rate	400,517	1,109,163	744,178
Permanent differences	2,055	196,142	5,465
Research and development and other credits - net	-	-	(77,220)
Valuation allowance	(452,681)	-	-
State Tax	25,654	79,165	130,560
State Net Operating Loss	-	-	(174,223)
Transaction Costs	-	-	95,849
Deferred Adjustments - change in tax rates	290,965	-	-
Change in Reserve for uncertain tax positions	395,000	-	-
Return to Provision Adjustments and Other	6,219	283,550	55,755
Provision for income taxes	$667,729	$1,668,020	$780,364

Deferred tax assets (liabilities) consist of the following:

	December 31, 2018	December 31, 2017

Inventories	$145,844	$116,673
Bad debts	8,773	13,799
Accrued liabilities	281,475	140,280
Prepaid expense	(95,371)	(59,085)
Depreciation and amortization	(2,928,232)	166,798
Research and development and other credit carryforwards	1,266,043	2,150,820
Net operating loss carryforward	-	59,852
Directors stock option plan	62,134	27,074
Total deferred tax asset (liability)	(1,259,334)	2,616,211
Valuation allowance	(47,319)	(47,319)
Reserve for uncertain tax positions	(395,000)	(395,000)
Total reserves & allowances	(442,319)	(442,319)
Net deferred tax asset (liability)	$(1,701,653)	$2,173,892

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the Company recorded tax expense of $0.3 million due to a remeasurement of deferred tax assets and liabilities based upon the decrease in the corporate tax rate from 34% to 21%.

Valuation Allowance
The Company recorded a tax benefit of approximately $0.5 million related to the reduction of the valuation allowance for deferred tax assets at December 31, 2017. The reduction in the valuation allowance is related to the utilization of a significant amount of the net operating loss carryforward and the Company’s expectation that the majority of the research and development and other credit carryforwards will be utilized in the future. The Company believes the valuation allowance of $47,319 at December 31, 2018 and 2017, respectively, is adequate.

Reserve for Uncertain Tax Positions
At December 31, 2017, the Company recorded a reserve of $0.4 million for unrecognized tax benefits related to exposures in accordance with ASC 740. The Company believes the valuation allowance of $0.4 million at December 31, 2018 and 2017, respectively, is adequate. Due to the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Net Operating Loss Carryforwards:

At December 31, 2018, the Company has state net operating loss (NOL) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	State Credits	R& D & Other Credits
2019	$-	$2,319
2020	-	3,000
2021	-	3,000
2022	-	3,000
2023	-	3,000
2024	-	3,000
2025	-	3,000
2026	-	86,366
2027	-	152,732
2028	-	68,676
2029	-	31,081
2030	-	44,712
2031	-	59,085
2032	-	71,062
2033	-	73,198
2034	38,127	76,429
2035	111,708	73,315
2036 and beyond	359,233	-
	$509,068	$756,975

13.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended		Three Months Ended December 31,
	2018	2017	2017	2016
				(unaudited)
Net Income Per Common Share - Basic
Income (Loss) available to common stockholders	$3,613,710	$1,408,396	$510,262	$(313,706)
Weighted Average Shares of Common Stock Outstanding	2,799,706	2,874,926	2,888,502	2,853,107

Net Income Per Common Share - Basic	$1.29	$0.49	$0.18	$(0.11)

Effect of Dilutive Securities
Weighted Average Shares of Common Stock Outstanding - Basic	2,799,706	2,874,926	2,888,502	2,853,107
Options and warrants under convertible note	381,866	194,151	367,510	48,477
Weighted Average Shares of Common Stock Outstanding - Diluted	3,181,572	3,069,077	3,256,012	2,901,584

Net Income Per Common Share – Diluted
Income (Loss) available to common stockholders	$3,613,710	$1,408,396	$510,262	$(313,706)
Weighted Average Shares of Common Stock Outstanding - Diluted	3,181,572	3,069,077	3,256,012	2,901,584

Net Income Per Common Share - Diluted	$1.14	$0.46	$0.16	$(0.11)

Included in the computation of diluted earnings per share for the three months ended December 31, 2017 and 2016 and for fiscal ended December 31, 2018 and September 30, 2017 were options, warrants and underlying shares related to the convertible notes.

14.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plans covering all full-time employees, except for employees of CAD Enterprises, Inc. (“CAD”). The employees of CAD are covered by a separate 401(k) Savings and Retirement Plan that was in place at the time of acquisition July 1, 2018. Company contributions for each of these plans, including matching of employee contributions, are at the Company's discretion.

For the three months ended December 31, 2017 and 2016, the Company made matching contributions to the plans in the amount of $17,545 and $2,532 respectively. For the years ended December 31, 2018 and September 30, 2017, the Company made matching contributions to the plans in the amount of $183,996 and $39,249 respectively. The Company does not provide any other postretirement benefits to its employees.

15.  ACQUISITIONS

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc., pursuant to the Share Purchase Agreement. Upon the closing of the transaction, the acquired shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of the Seller Note, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement.

CAD manufactures high end components for the aerospace industry and has one operating location in Phoenix, Arizona. The purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

Cash	$790,417
Accounts Receivable	2,221,635
Inventory	2,098,732
Fixed Assets	10,867,500
Prepaid and Other Assets	35,264
Intangibles Assets	3,000,000
Goodwill	7,326,289
Total Assets Acquired	$26,339,837

Accounts Payable	$1,846,247
Accrued Payroll and related expenses	224,139
Accrued Expense	518,816
Deferred Income Taxes	2,750,635
Total Liabilities Assumed	$5,339,837

Net Assets Acquired	$21,000,000

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

Acquisition related costs are included in Other Expense, Net in the consolidated statements of income. There were no acquisition related costs for the three months ended December 31, 2017 and 2016, respectively. Acquisition related costs were $268,607 and $281,909 for the fiscal years ended December 31, 2018 and September 30, 2017, respectively. Also, see Note 4, Bank Debt and Note 5, Notes Payable regarding further information regarding the acquisitions and the loan agreements and notes issued in connection with such acquisitions.

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

17. SEGMENT AND RELATED INFORMATION

The Company operates three reportable business segments: (1) Aerospace Components, (2) Commercial Air Handling, (3) and Industrial Hose.  The Company operated the Test and Measurement business segment through June 1, 2018, at which time it was sold to Hickok Waekon, LLC. The Company's management evaluates segment performance based primarily on operating income. Certain corporate costs are allocated to the segments and interest expense directly related to financing the acquisition of a business is allocated to that segment, respectively.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses.

Aerospace Components:
The Aerospace Components segment was added July 1, 2018, when the Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc. (“CAD”) in Phoenix, Arizona. This segment manufactures precision components primarily for customers in the aerospace industry.  This segment provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  Our quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding.

Commercial Air Handling:
The Commercial Air Handling segment was added June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Industrial Hose:

The Industrial Hose segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC in Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets.

Test and Measurement:

The Test and Measurement segment is the legacy business that was started in 1910 when the Company was founded, and was sold June 1, 2018. This business segment included electronic testing products designed and manufactured for the automotive and trucking industries and includes indicators and gauges for the locomotive and aircraft industries. The automotive diagnostic products are sold to original equipment manufacturers and to the aftermarket under several brand names and through a variety of distribution methods. In the aircraft industry, primary customers are manufacturers of commercial, military and personal airplanes. In the locomotive industry, indicators and gauges are sold to manufacturers and servicers of railroad equipment and locomotives.

			Three Months Ended
	Years Ended		December 31,
	December 31, 2018	September 30, 2017	2017	2016 (unaudited)

Sales
Commercial Air Handling	$41,833,444	$11,190,844	$9,004,560	$-
Test and Measurement	3,204,419	6,610,684	1,161,773	827,066
Industrial Hose	6,942,886	6,015,207	1,587,886	1,529,860
Aerospace Components	14,397,557	-	-	-
Total Sales	$66,378,306	$23,816,735	$11,754,219	$2,356,926

Gross Profit
Commercial Air Handling	$11,046,113	$2,900,296	$2,103,202	$-
Test and Measurement	790,979	3,426,732	600,141	193,601
Industrial Hose	1,813,752	1,697,249	522,489	389,637
Aerospace Components	1,653,123	-	-	-
Total Gross Profit	$15,303,967	$8,024,277	$3,225,832	$583,238

Operating Income
Commercial Air Handling	$6,409,687	$1,129,995	$921,721	$-
Test and Measurement	(723,969)	650,806	123,274	(461,972)
Industrial Hose	820,881	605,606	245,950	235,011
Aerospace Components	807,860	-	-	-
Unallocated Corporate General	-	-	-	-
Total Operating Income	$7,314,459	$2,681,937	$1,290,945	$(307,346)

Income Before Provision for Income Taxes
Commercial Air Handling	6,328,158	1,424,278	905,736	-
Test and Measurement	(497,712)	1,859,936	96,947	(460,332)
Industrial Hose	619,909	595,939	205,910	154,626
Aerospace Components	630,966	-	-	-
Loss on sale of business	(1,160,574)	-	-	-
Unallocated Corporate General & Other	(639,017)	(1,691,993)	(30,602)	-
Income Before Provision for Income Taxes	$5,281,730	$2,188,760	$1,177,991	$(305,706)

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Three Months Ended
	December 31, 2017	Year Ended December 31, 2018	Year Ended September 30, 2017

United States of America	$10,279,947	$64,874,554	$22,735,948
Australia	997	-	4,112
Canada	86,386	351,211	419,625
England	1,324,042	-	-
Mexico	4,649	53,246	315,869
Poland	52,492	10,299	316,666
Other	5,706	1,088,996	24,515
	$11,754,219	$66,378,306	$23,816,735

In the three-month period ending December 31, 2016 (unaudited), over 95% of the Company’s product was sold within the United States. All export sales to Australia, Canada, England, Mexico, and other foreign countries are made in US Dollars.

18. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the years ended December 31, 2018 and September 30, 2017. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	Year Ended December 31, 2018
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Sales	$11,878,700	$13,593,192	$19,771,137	$21,135,277
Gross Profit	$3,018,441	$3,486,578	4,450,389	4,460,559
Operating Income	$643,085	$1,816,945	2,471,279	2,383,150
Net Income	373,752	394,625	1,497,079	1,348,163
Net Income per Common Share:
Basic	$0.13	$0.14	$0.55	$0.50
Diluted	$0.11	$0.13	$0.48	$0.43

	Fiscal Year Ended September 30, 2017
	December 31,	March 31,	June 30,	September 30,
	2016	2017	2017	2017

Sales	$2,356,926	$3,346,315	$7,220,626	$10,892,868
Gross Profit	$583,238	$1,377,514	3,029,146	3,034,379
Operating Income (Loss)	$(307,346)	$265,896	1,308,925	1,414,462
Net Income (Loss)	$(313,706)	$213,140	941,523	567,439
Net Income (Loss) per Common Share:
Basic	$(0.11)	$0.07	$0.33	$0.20
Diluted	$(0.11)	$0.07	$0.31	$0.18

19. SUBSEQUENT EVENTS

On January 3, 2019, the Company issued 24,000 stock awards to directors and officers in the normal course of business, of which 18,000 were unrestricted stock grants and 6,000 are restricted based upon vesting requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2018, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hickok Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

March 29, 2019

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders," "Share Ownership of Directors and Officers" and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 15 hereof.

ITEM 16. FORM 10-K SUMMARY.

None

SEQUENTIAL PAGE

Schedule II - Valuation and Qualifying Accounts

All other Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) EXHIBITS

Reference is made to the Exhibit Index set forth herein.

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

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

HICKOK INCORPORATED By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 29 day of March 2019:

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)
/s/ Kelly J. Marek	Vice President and Chief
Kelly J. Marek	Financial Officer
(Principal Financial and Accounting Officer)
/s/ Edward F. Crawford	Director
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

/s/ Luis E. Jimenez	Director
Luis E. Jimenez

HICKOK INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses		Charged to Other Accounts			Deductions		Balance at End of Period
Deducted from Asset Accounts:

Year Ended September 30, 2017
Reserve for doubtful accounts	$10,000		$275	(1)		$(2)		$-	(3)	$10,275
Reserve for inventory obsolescence	$235,592		$284,352	(5)	$-			$(46,692	) (4)	$473,252
Reserve for product warranty	$-	$			$-		$			$0
Valuation allowance for deferred taxes	$500,000		$-		$-			$-		$500,000

Year Ended December 31, 2018
Reserve for doubtful accounts	$60,275	$-	(1)	$-	(2)	$(25,275	) (3)	$35,000
Reserve for inventory obsolescence	$473,252	$56,261	(5)	$(303,201)		$(72,008	) (4)	$226,492
Reserve for product warranty	$199,899	$419,460		$-		$(145,055)		$474,304
Valuation allowance for deferred taxes	$47,319	$-		$-		$-		$47,319
Reserve for uncertain tax positions	$395,000	$-		$-		$-		$395,000

(1) Classified as bad debt expense
(2) Recoveries on accounts charged off in prior years
(3) Accounts charged off during year as uncollectible
(4) Inventory charged off during the year as obsolete
(5) Reduction in inventory obsolescence reserve
(6) Recovery of net operating loss reserve