Form 10-Q
period 2019-03-31
HICKOK INC
filed 2019-05-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of April 30, 2019, 2,158,806 shares of Class A Common Stock and 596,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$2,692,129	$5,057,626
Accounts receivable less allowance for doubtful accounts	11,167,985	9,835,262
Costs and estimated earnings in excess of billing	2,481,632	2,083,349
Inventories-less allowance for obsolete inventory	5,334,994	5,497,982
Prepaid Expenses and other current assets	767,465	818,609
Total Current Assets	22,444,205	23,292,828

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements	257,205	257,205
Buildings and Leasehold Improvements	1,816,376	1,709,165
Machinery and Equipment	13,560,114	13,343,878
Total Property, Plant and Equipment	15,633,695	15,310,248
Less accumulated depreciation	2,406,734	2,006,133
Property, Plant and Equipment, Net	13,226,961	13,304,115

Operating Right of Use Asset, Net	9,725,871	-

OTHER ASSETS:
Goodwill	9,582,202	9,582,202
Intangibles, net of accumulated amortization	4,238,611	4,332,202
Other non-current assets	95,263	95,263
Total Non-Current Other Assets	13,916,076	14,009,667
Total Assets	$59,313,113	$50,606,610

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable	$200,000	$200,000
Notes payable	2,124,892	1,555,663
Bank Debt	1,333,333	1,333,333
Leases payable	671,991	13,800
Accounts payable	4,242,459	5,169,819
Unearned revenue	2,972,412	5,257,797
Accrued payroll and related expenses	892,712	1,358,669
Accrued expenses	2,324,532	1,606,429
Accrued income taxes	1,054,719	360,239
Total Current Liabilities	15,817,050	16,855,749

LONG-TERM LIABILITIES:
Notes payable	10,411,998	11,086,402
Bank Debt	7,563,061	8,194,679
Deferred Income Taxes	1,701,653	1,701,653
Leases payable	9,157,675	2,642
Total Long-Term Liabilities	28,834,387	20,985,376
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding
Common shares, no par value	-	-
Class A common shares - 10,000,000 shares authorized, 2,158,806 and 2,123,809 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,865,159	2,641,300
Class B common shares - 2,500,000 shares authorized, 596,848 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	710,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(1,905,780)
Class A common shares - 37,208 shares held at March 31, 2019 and December 31, 2018
Class B common shares – 182,435 shares held at March 31, 2019 and December 31, 2018
Retained earnings	11,250,124	9,577,792
Total Stockholders' Equity	14,661,676	12,765,485

Total Liabilities and Stockholders' Equity	$59,313,113	$50,606,610

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018

Total Sales	$21,836,087	$11,878,700
Cost of Sales	17,006,199	8,860,259
Gross Profit	4,829,888	3,018,441

Operating Expenses:
Product development costs	-	123,029
Selling, general and administrative expenses	2,258,817	2,252,327
Operating Income	2,571,071	643,085

Other (Income) and Expenses:
Interest charges	266,073	85,933
Other (income) expense, net	(23,874)	58,816
Total Other (Income) and Expenses	242,199	144,749
Income before Provision for Income Taxes	2,328,872	498,336

Provision for Income Taxes	583,414	124,584
Net Income	$1,745,458	$373,752

Net Income Per Common Share - Basic	$0.63	$0.13

Net Income Per Common Share - Diluted	$0.55	$0.11

Weighted Average Shares of Common Stock Outstanding
Basic	2,755,265	2,911,057
Diluted	3,178,420	3,269,853

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,964,082	$10,397,781
Share-based compensation expense	394,933	-	-	-	-	394,933
Proceeds from sale of business	-	-	-	(1,640,939)		(1,640,939)
Net Income	-	-	-	-	3,613,710	3,613,710
Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485
Share-based compensation expense	223,859	-	-	-	-	223,859
Cumulative effect of accounting change	-	-	-	-	(73,126)	(73,126)
Net Income	-	-	-	-	1,745,458	1,745,458
Balance at March 31, 2019	$2,865,159	$710,272	$1,741,901	$(1,905,780)	$11,250,124	$14,661,676

HICKOK INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities
Net Income	$1,745,458	$373,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494,192	359,981
Non-cash share-based compensation expense	223,859	236,167
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(1,332,723)	493,837
Decrease (Increase) in inventories	162,988	(2,460)
Decrease (Increase) in costs and estimated earnings in excess of billings	(398,283)	(787,440)
Decrease (Increase) in prepaid expenses & other assets	51,144	(120,791)
Increase (Decrease) in accounts payable	(927,360)	(41,352)
Increase (Decrease) in accrued payroll and related expenses	(465,957)	(74,152)
Increase (Decrease) in accrued expenses	733,969	(131,060)
Increase (Decrease) in accrued income taxes	694,480	45,228
Increase (Decrease) in unearned revenue	(2,285,385)	(32,754)
Total adjustments	(3,049,076)	(54,796)
Net Cash Provided (Used) by Operating Activities	$(1,303,618)	$318,956

Cash Flows from Investing Activities
Capital expenditures	(323,447)	(62,586)
Net Cash (Used in) Investing Activities	$(323,447)	$(62,586)

Cash Flows from Financing Activities
Payments on notes	(105,175)	(37,434)
Payments on bank debt	(1,083,334)	(1,975,000)
Borrowings on bank debt	451,716	173,614
Payments on finance lease	(1,639)	(13,514)

Net Cash Provided by (Used in) Financing Activities	$(738,432)	$(1,852,334)
Net Increase (decrease) in cash and cash equivalents	(2,365,497)	(1,595,964)
Cash and cash equivalents at beginning of quarter	5,057,626	2,444,110
Cash and cash equivalents at end of quarter	$2,692,129	$848,146

Supplemental disclosures of cash flow information
Interest Paid	$190,462	$156,413
Income Taxes Paid	$-	$74,560

See accompanying notes to consolidated financial statements

HICKOK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Hickok Incorporated and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the three-month period ended March 31, 2019, there have been no changes to our significant accounting policies other than the adoption of the new standard for leases, as discussed in Note 2 below.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standards
The Company did not incur any material impact to its results of operations due to the adoption of any new accounting standards during the periods reported. The adoption of the new standard for leases did have a material impact on consolidated balance sheets as disclosed below and in Note 9.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The new standard is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2018, with early adoption permitted. The adoption of this new standard on January 1, 2019 resulted in assets of $9.7 million recorded as Operating Right of Use Assets, net, and additional lease liabilities of $9.8 million.  The Company also recorded an adjustment to retained earnings resulting from the cumulative effect of the change in accounting of ($0.1) million.  See Note 9 for further information.

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

 3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $35,750 and $35,000 at March 31, 2019 and December 31, 2018, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	March 31, 2019	December 31, 2018

Raw materials and component parts	$1,987,221	$2,313,664
Work-in-process	1,736,430	1,209,117
Finished products	1,893,087	2,201,693
Total inventory	$5,616,738	5,724,474
Less: inventory reserves	281,744	226,492
Net inventory	$5,334,994	$5,497,982

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	March 31, 2019	December 31, 2018
Customer list intangibles	$4,970,000	$4,970,000
Non-compete agreements	200,000	200,000
Trademarks	340,000	340,000
Total intangible assets	5,510,000	5,510,000
Less: accumulated amortization	1,271,389	1,177,798
Intangible assets, net	$4,238,611	$4,332,202

Amortization of intangibles assets was: $93,591 and $217,257 for the three months ended March 31, 2019 and 2018, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	March 31, 2019	December 31, 2018

Land	$257,205	$257,205
Buildings and improvements	1,816,376	1,709,165
Machinery & equipment	13,560,114	13,343,879
Total property, plant & equipment	15,633,695	15,310,248
Less: accumulated depreciation	2,406,734	2,006,133
Property plant & equipment, net	$13,226,961	$13,304,115

Depreciation expense was $400,601 and $139,746 for the three months ended March 31, 2019 and 2018, respectively.

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

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder.  The Credit Agreement also provides for a separate credit line for borrowings of up to an aggregate of $1,000,000 for capital expenditures until July 5, 2019, at which time any outstanding capital expenditure borrowings will be converted into a term loan maturing at the earlier of five years after such conversion or the termination of the revolving credit facility.  Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.00% for Prime Rate loans and (ii) 2.00% for LIBOR loans. The maturity date of the revolving facility is June 1, 2020. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio.

Bank debt balances consist of the following:

	March 31, 2018	December 31, 2018

Term debt	$5,111,111	$5,444,444
Revolving debt	3,879,452	4,184,158
Total Bank debt	8,990,563	9,628,602
Less: current portion	1,333,333	1,333,333
Non-current bank debt	7,657,230	8,295,269
Less: unamortized debt costs	94,169	100,590
Net non-current bank debt	$7,563,061	$8,194,679

8. NOTES PAYABLE

Convertible Notes Payable - Related Party

The Company is party to a Convertible Loan Agreement (as amended, “Convertible Loan”) with Roundball, LLC (“Roundball”). The Convertible Loan provides approximately $467,000 of liquidity to meet  working capital requirements of the Company and allows $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%.  Borrowings under the Convertible Loan mature December 30, 2019.  Roundball, a major shareholder of the Company, is an affiliate of Steven Rosen and Matthew Crawford, who serve on the Board of Directors of the Company.

The Convertible Loan provides Roundball with the option to elect to convert amounts outstanding under the Convertible Loan into Class A Common Shares at a conversion price of $1.43 per Class A Common Share. In December 2018, the Convertible Loan was amended to provide Roundball with the option to elect to convert, subject to shareholder approval which was obtained on May 10, 2019, a portion of the indebtedness into Class B Common Shares at a conversion price of $1.43 per Class B Common Share, up to a maximum amount of 75,000 Class B Common Shares.

The outstanding balance on the Convertible Loan as of March 31, 2019 and December 31, 2018, respectively was $200,000.

In connection with the Convertible Loan, the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The warrant expires on December 30, 2019.

Notes Payable – Related Party

The Company has two separate outstanding promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in July 2018 in connection with acquisition of CAD. The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each have an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the July 2018 amendments. In addition, the promissory note with original principal amount of $2,768,662 was amended in July 2018 to provide for a conversion option commencing July 5, 2019 which allows First Francis to convert the promissory note, in whole in part with respect to a maximum amount of $648,000, into shares of the Company’s Class B common stock at the price of $6.48 per share (subject to adjustment), subject to shareholder approval which was obtained on May 10, 2019. First Francis is owned by Edward Crawford and Matthew Crawford, who serve on the Board of Directors of the Company.

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of CAD for an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a seller (the “Seller Note), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”).   The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of the Company.   Interest accrued on the original principal amount became due and payable in arrears beginning September 30, 2018, and subsequent interest is due on the first day of each calendar quarter thereafter up to and including the quarter ending June 30, 2019.  The Company is required to make quarterly principal payments, the amount of which will be calculated based on a four (4) year amortization schedule, beginning on September 30, 2019 and continuing on the last day of each calendar quarter thereafter up to and including the Maturity Date.

Notes payable consists of the following:

	March 31, 2019	December 31, 2018

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,440,544	$1,485,061

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	2,096,346	2,157,004

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments. No principal payments will be made until September 2019.	9,000,000	9,000,000

Total notes payable – related party	12,536,890	12,642,065

Less current portion	2,124,892	1,555,663

Notes payable – related party non-current portion	$10,411,998	$11,086,402

9. LEASES

On January 1, 2019, the Company adopted ASU 2016-02 “Leases (Topic 842),” a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.

The Company has operating and finance leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extended the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	March 31, 2019	December 31, 2018
Operating leases:
Operating lease right-of-use assets	$9,725,871	$-

Other current liabilities	659,830	-
Operating lease liabilities	9,157,675	-
Total operating lease liabilities	$9,817,505	$-

Weighted Average Remaining Lease Term
Operating Leases (in years)	11.5 years	-

Weighted Average Discount Rate
Operating Leases	5.0%	-

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,

	2019	2018

Earnings Per Share - Basic
Net Income	$1,745,458	$373,752
Weighted average shares of common stock outstanding - Basic	2,755,265	2,911,057
Earnings Per Share - Basic	$0.63	$0.13

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,755,265	2,911,057
Warrants, Options and Convertible Notes	423,155	358,796
Weighted average shares of common stock -Diluted	3,178,420	3,269,853
Earnings Per Share - Diluted	$0.55	$0.11

11. ACQUISITIONS

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

12. DISPOSITIONS

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

Upon the closing of the Sale, all of the issued and outstanding shares of capital stock of the Company then-owned, directly or indirectly, by Mr. Bauman or his affiliate, equaling approximately 21,413 shares of Class A Common Stock of the Company and 176,768 shares of Class B Common Stock of the Company, were transferred and assigned to the Company. The shares constituted the consideration received by the Company in the Sale.  Based upon the share price at closing, the value of the proceeds received was approximately $1.6 million.  The net assets sold were approximately $2.7 million.  The Company recorded a loss on sale of approximately $1.2 million in the second quarter of 2018.

13. SEGMENT AND RELATED INFORMATION

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

Information by industry segment is set forth below:

	Three Months Ended
	March 31
	2019	2018

Sales
Commercial Air Handling	$11,744,561	$9,115,937
Test and Measurement	274,032	1,071,847
Industrial Hose	1,797,091	1,690,916
Aerospace Components	8,020,403	-
Total Sales	$21,836,087	$11,878,700

Gross Profit
Commercial Air Handling	$3,001,933	$2,147,125
Test and Measurement	45,214	475,026
Industrial Hose	525,735	396,290
Aerospace Components	1,257,006	-
Total Gross Profit	$4,829,888	$3,018,441

Operating Income
Commercial Air Handling	$1,782,987	$880,106
Test and Measurement	45,214	(110,031)
Industrial Hose	248,291	140,012
Aerospace Components	759,609	-
Unallocated Corporate General	(265,030)	(267,002)
Total Operating Income	$2,571,071	$643,085

Income Before Provision for Income Taxes
Commercial Air Handling	$1,782,696	$865,205
Test and Measurement	45,214	(128,949)
Industrial Hose	192,479	100,189
Aerospace Components	562,956	-
Loss on sale of business	-	-
Unallocated Corporate General & Other	(254,473)	(338,109)
Income Before Provision for Income Taxes	$2,328,872	$498,336

14. SUBSEQUENT EVENTS

On April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”), pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into by and between Hickok Operating LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“Hickok Operating”), and DG on the date thereof. DG is in the business of developing and commercializing marketing and data analytic technology applications, which applications include, but are not limited to, anglrjobs, topplr, anglrlegal and anglrads.

On May 10, 2019, the shareholders approved the issuance of shares of Class B Common Stock of the Company in connection with the conversion of indebtedness outstanding under loan agreements with First Francis Company Inc. and Roundball LLC.  See Note 8, Notes Payable.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2019 and December 31, 2018, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Items Affecting the Comparability of our Financial Results

Effective June 1, 2018, Hickok Incorporated completed the sale of certain assets comprising its Test and Measurement business segment to Hickok Waekon, LLC, an Ohio limited liability company (“Buyer”). In connection with the transaction, the Company agreed to take commercially reasonable efforts to change its name to one or more names that do not include “Hickok” or “Waekon” or any derivation thereof. The Company is in the process of changing its name and ticker symbol and expects this process to be complete in the near future. The Company does not expect the name change to have an impact on the trading of the stock.

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc., (“CAD”). The results of this acquisition are reported under the Aerospace Components segment.

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on March 31, 2019 include operations in the Aerospace Components segment, but not the Test and Measurement segment. Conversely, our results for the quarter ended March 31, 2018 include operations in the Test and Measurement segment, but not the Aerospace Components segment.

Results of Operations – Three Months Ended March 31, 2019 and 2018

Sales for the quarter ended March 31, 2019 (“current quarter”) increased to $21.8 million, an increase of approximately $9.9 million or 84% from sales of $11.9 million during the same quarter of the prior year. This increase in sales was primarily attributable to results from the Aerospace Components segment acquired on July 1, 2018, as well as stronger sales in the Commercial Air Handling segment.

Cost of sales for the current quarter was $17.0 million compared to $8.9 million, an increase of $8.1 million or 92% from the same quarter of the prior year.  Gross profit was $4.8 million in the current quarter compared to $3.0 million, an increase of $1.8 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was attributable to the addition of the Aerospace Components segment and stronger performance in the Commercial Air Handling segment.

There were no product development expenditures during the current quarter as those expenditures historically were related to the Test and Measurement segment which was divested in June 2018. The company had $0.1 million of product and development expenditures in the first quarter of 2018.

Selling, general and administrative expenses (SG&A) in the current quarter were $2.3 million, or 10% of sales, compared to $2.3 million, or 19% of sales in the first quarter of last year. Selling, general and administrative expenses decreased as a percentage of sales due to the sale of the Test and Measurement segment.

Interest charges in the current quarter were approximately $0.3 million compared to $0.1 million in the same quarter of the prior year. The increase in interest expense was primarily related to the increase in outstanding debt for the quarter resulting from the acquisition of the Aerospace Components segment.

Other income, net was $24 thousand in the current quarter compared to $58 thousand other expense, net in the same quarter of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements and other miscellaneous charges.

Income tax expense in the current quarter was $0.6 million compared to $0.1 million in the same quarter of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current quarter was $1.7 million or $0.55 per diluted share as compared to the net income of $0.4 million or $0.11 per diluted share for the same quarter of the prior year.

Liquidity and Capital Resources

As described further in Note 11 to our consolidated financial statements, effective July 1, 2018, we completed the CAD acquisition for an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a seller, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses.  In connection with that transaction, we amended our credit agreement to, among other things, increase the maximum availability under our revolving credit facility to $12 million, and to increase the amount of our term loan to $6 million. We also amended our promissory notes payable to First Francis to increase the interest rate payable from 4.0% to 6.25%, and to provide First Francis with the right to convert up to $648,000 principal amount of one note into shares of Class B Common shares at a conversion price of $6.48 per share, subject to shareholder approval which was obtained on May 10, 2019. Subsequently, we also amended our outstanding convertible loan with Roundball to provide Roundball with the option to convert, subject to shareholder approval which was obtained on May 10, 2019, a portion of the indebtedness into Class B Common Shares at a conversion price of $1.43 per Class B Common Share, up to a maximum amount of 75,000 Class B Common Shares.

Total current assets at March 31, 2019 decreased to $22.4 million from $23.3 million at December 31, 2018, a decrease of $0.9 million. The decrease in current assets is comprised of the following: a decrease in cash of $2.4 million and a decrease in inventories of $0.2 million, offset by an increase in accounts receivable of $1.3 million and an increase in costs in excess of billings of $0.4 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Total current liabilities at March 31, 2019 decreased to $15.8 million from $16.9 million at December 31, 2018, a decrease of $1.1 million.  The decrease in current liabilities is comprised of the following: the decrease in billings in excess of costs and earnings (included in unearned revenue on the balance sheet) of $2.2 million; decrease in accounts payable of $0.9 million; and a decrease in accrued payroll of $0.5 million, offset by an increase in current in current portion of notes payable of $0.6 million; an increase accrued income tax payable of $0.7 million; and an increase in leases payable of $0.7 million.  The increase in leases payable is related to the adoption of the new lease accounting standard adopted January 1, 2019 as discussed in Note 1 and Note 9 of the notes to the consolidated financial statements.

Cash used by operating activities for the three months ended March 31, 2019 was approximately $1.3 million, compared to cash provided by operating activities of $0.3 million in the same period a year ago. Cash used by operating activities for the current quarter is comprised of the following: net income of $1.7 million and adjustments for non-cash items of $0.7 million, offset by cash used for working capital adjustments of $3.7 million.  The primary uses of working capital were the increase in accounts receivable of $1.3 million and the decrease in billings in excess of costs and earnings (included in unearned revenue) of $2.2 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Cash used in investing activities for the three months ended March 31, 2019 of $0.3 million, compared to cash used in investing activities of $0.1 million in the same period a year ago. Cash used in investing activities was for capital expenditures in the normal course of business.

Cash used by financing activities was approximately $0.7 million for the three months ended March 31, 2019, compared to cash used by financing activities of $1.9 million in the same period a year ago. Cash used by financing activities for the current quarter was primarily related to: $0.1 million payments against notes and $0.6 million net payments against bank debt.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company had $7.9 million available to borrow on the revolving credit facility at March 31, 2019. See Note 7 of the notes to the consolidated financial statements. Management believes the Company has adequate liquidity for debt service, working capital, capital expenditures and other strategic initiatives.

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

Critical Accounting Policies

The Company’s critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management’s Discuss and Analysis of Financial Condition and Results of Operations in our Annual Report Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include:  the Company's ability to effectively integrate acquisitions and manage the larger operations of the combined businesses, the Company's dependence upon a limited number of customers and the aerospace industry, the highly competitive industries in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, the Company's ability to capitalize on market opportunities in certain sectors,  the Company's ability to obtain cost effective financing and the Company's ability to satisfy obligations under its financing arrangements, as well as the risks described from time to time in the Company’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3. MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2019, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Hickok AE LLC (dba Air Enterprises), a wholly owned subsidiary of Hickok Incorporated, was named as a defendant in a lawsuit filed in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to Air Enterprises prior to the Company’s acquisition and relating to a third-party cooling system. A trial date has been set for April 2020. The Company believes the claims have been improperly brought against Hickok. The Company denies the allegations and will vigorously defend the claims asserted against it. The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 14th day of May 2019, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)