Form 10-Q
period 2019-06-30
CRAWFORD UNITED Corp
filed 2019-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from Not Applicable to Not Applicable

Crawford United Corporation

(Exact Name of Registrant as Specified in Charter)

Ohio	0-147	34-0288470
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

10514 Dupont Avenue Cleveland, Ohio	44108
(Address of Principal Executive Offices)	(Zip Code)

(216) 541-8060

(Registrant’s telephone number, including area code)

Hickok Incorporated

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of July 31, 2019, 2,162,806 shares of Class A Common Stock and 696,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$739,678	$5,057,626
Accounts receivable less allowance for doubtful accounts	15,967,703	9,835,262
Costs and estimated earnings in excess of billing	2,865,403	2,083,349
Inventories-less allowance for obsolete inventory	6,164,112	5,497,982
Prepaid Expenses and other current assets	672,510	818,609
Total Current Assets	26,409,406	23,292,828

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements	228,872	257,205
Buildings and Leasehold Improvements	1,750,946	1,709,165
Machinery and Equipment	13,745,070	13,343,878
Total Property, Plant and Equipment	15,724,888	15,310,248
Less accumulated depreciation	2,782,721	2,006,133
Property, Plant and Equipment, Net	12,942,167	13,304,115

Operating Right of Use Assets, Net	9,671,445	-

OTHER ASSETS:
Goodwill	9,799,041	9,582,202
Intangibles, net of accumulated amortization	4,145,019	4,332,202
Other non-current assets	95,263	95,263
Total Non-Current Other Assets	14,039,323	14,009,667
Total Assets	$63,062,341	$50,606,610

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable	$200,000	$200,000
Notes payable	2,694,226	1,555,663
Bank Debt	5,088,939	1,333,333
Leases payable	628,556	13,800
Accounts payable	7,316,361	5,169,819
Unearned revenue	2,579,089	5,257,797
Accrued payroll and related expenses	1,081,080	1,358,669
Accrued expenses	2,516,565	1,606,429
Accrued income taxes	467,510	360,239
Total Current Liabilities	22,572,326	16,855,749

LONG-TERM LIABILITIES:
Notes payable	9,735,846	11,086,402
Bank Debt	3,356,696	8,194,679
Deferred Income Taxes	1,701,653	1,701,653
Leases payable	9,160,482	2,642
Total Long-Term Liabilities	23,954,677	20,985,376
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding
Common shares, no par value	-	-
Class A common shares - 10,000,000 shares authorized, 2,162,806 and 2,123,014 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,907,342	2,641,300
Class B common shares - 2,500,000 shares authorized, 596,848 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	710,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(1,905,780)
Class A common shares - 37,208 shares held at June 30, 2019 and December 31, 2018
Class B common shares – 182,435 shares held at June 30, 2019 and December 31, 2018
Retained earnings	13,081,603	9,577,792
Total Stockholders' Equity	16,535,338	12,765,485

Total Liabilities and Stockholders' Equity	$63,062,341	$50,606,610

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total Sales	$24,514,636	$13,593,192	$46,350,723	$25,471,892
Cost of Sales	19,287,703	10,106,614	36,293,902	18,966,873
Gross Profit	5,226,933	3,486,578	10,056,821	6,505,019

Operating Expenses:
Product development costs	-	97,389	-	220,418
Selling, general and administrative expenses	2,435,380	1,572,244	4,694,197	3,824,571
Operating Income	2,791,553	1,816,945	5,362,624	2,460,030

Other (Income) and Expenses:
Interest charges	284,579	80,755	550,652	166,688
Loss on sale of business	-	1,160,574	-	1,160,574
Other (income) expense, net	25,535	49,450	1,661	108,266
Total Other (Income) and Expenses	310,114	1,290,779	552,313	1,435,528
Income before Provision for Income Taxes	2,481,439	526,166	4,810,311	1,024,502

Provision for Income Taxes	649,960	131,541	1,233,374	256,125
Net Income	$1,831,479	$394,625	$3,576,937	$768,377

Net Income Per Common Share - Basic	$0.66	$0.14	$1.30	$0.27

Net Income Per Common Share - Diluted	$0.57	$0.13	$1.12	$0.24

Weighted Average Shares of Common Stock Outstanding
Basic	2,755,916	2,721,832	2,755,764	2,880,070
Diluted	3,212,798	3,076,076	3,196,151	3,236,590

See accompanying notes to consolidated financial statements

 CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2018	$2,482,534	$710,272	$1,741,901	$(264,841)	$6,337,834	$11,007,700
Share-based compensation expense	13,000	-	-	-	-	13,000
Proceeds from sale of business	-	-	-	(1,640,939)		(1,640,939)
Net Income	-	-	-	-	394,625	394,625

Balance at June 30, 2018	$2,495,534	$710,272	$1,741,901	$(1,905,780)	$6,732,459	$9,774,386

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2019	$2,865,159	$710,272	$1,741,901	$(1,905,780)	$11,250,124	$14,661,676
Share-based compensation expense	42,183	-	-	-	-	42,183
Proceeds from sale of business	-	-	-	-	-	-
Net Income	-	-	-	-	18,831,479	1,831,479

Balance at June 30, 2019	$2,907,342	$710,272	$1,741,901	$(1,905,780)	$13,081,603	$16,535,338

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,964,082	$10,397,781
Share-based compensation expense	249,167	-	-	-	-	249,167
Proceeds from sale of business	-	-	-	(1,640,939)	-	(1,640,939)
Net Income	-	-	-	-	768,377	768,377

Balance at June 30, 2018	$2,495,534	$710,272	$1,741,901	$(1,905,780)	$6,732,459	$9,774,386

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485
Share-based compensation expense	266,042	-	-	-	-	266,042
Proceeds from sale of business	-	-	-	-	(73,126)	(73,126)
Net Income	-	-	-	-	3,576,937	3,576,937

Balance at June 30, 2019	$2,907,342	$710,272	$1,741,901	$(1,905,780)	$13,081,603	$16,535,338

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities
Net Income	$3,576,937	$768,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	976,612	654,930
Loss (gain) on sale of operations	-	1,160,574
Loss (gain) on disposal of assets	4,294	0
Non-cash share-based compensation expense	266,042	249,167
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(6,130,441)	1,023,256
Decrease (Increase) in inventories	(666,130)	(262,496)
Decrease (Increase) in costs and estimated earnings in excess of billings	(782,054)	(611,353)
Decrease (Increase) in prepaid expenses & other assets	148,599	(217,071)
Increase (Decrease) in accounts payable	1,997,175	717,836
Increase (Decrease) in accrued payroll and related expenses	(277,589)	136,719
Increase (Decrease) in accrued expenses	944,172	(135,701)
Increase (Decrease) in accrued income taxes	107,271	119,019
Increase (Decrease) in unearned revenue	(2,688,679)	580,858
Total adjustments	(6,100,728)	3,415,738

Net Cash Provided by (Used in) Operating Activities	$(2,523,791)	$4,184,115

Cash Flows from Investing Activities
Capital expenditures	$(418,934)	$(133,385)
Cash paid for acquisition	(50,001)	-

Net Cash Used in Investing Activities	(468,935)	(133,385)

Cash Flows from Financing Activities
Payments on notes	(223,993)	(142,996)
Payments on bank debt	(2,537,663)	(4,100,000)
Borrowings on bank debt	1,442,445	435,729
Payments on capital lease	(6,011)	(24,007)

Net Cash Used in Financing Activities	(1,325,222)	(3,831,274)

Net Increase (decrease) in cash and cash equivalents	(4,317,948)	219,456

Cash and cash equivalents at beginning of year	5,057,626	2,444,110

Cash and cash equivalents at end of period	$739,678	$2,663,566

Supplemental disclosures of cash flow information
Interest Paid	$439,572	$232,991
Income Taxes Paid	$1,161,400	$119,019
Non-cash proceeds received for Class A and Class B Common Shares in exchange for the sale of certain assets	$-	$1,640,939

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation (formerly Hickok Incorporated) and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the three and six months ended June 30, 2019, there were no changes to our significant accounting policies other than the adoption of the new standard for leases, as discussed in Note 2 below.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the periods presented.

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

 3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $16,875 and $35,000 at June 30, 2019 and December 31, 2018, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	June 30, 2019	December 31, 2018

Raw materials and component parts	$2,412,331	$2,313,664
Work-in-process	2,154,000	1,209,117
Finished products	1,840,123	2,201,693
Total inventory	$6,406,454	5,724,474
Less: inventory reserves	242,342	226,492
Net inventory	$6,164,112	$5,497,982

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangible assets is on a straight-line basis over period ranging from 1 year to 15 years. Intangible assets are as follows:

	June 30, 2019	December 31, 2018
Customer list intangibles	$4,970,000	$4,970,000
Non-compete agreements	200,000	200,000
Trademarks	340,000	340,000
Total intangible assets	5,510,000	5,510,000
Less: accumulated amortization	1,364,981	1,177,798
Intangible assets, net	$4,145,019	$4,332,202

Amortization of intangibles assets was $93,592 and $217,257 for the three months ended June 30, 2019 and 2018, respectively, and $187,183 and $377,015 for the six months ended June 30, 2019 and 2018, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	June 30, 2019	December 31, 2018

Land	$228,872	$257,205
Buildings and improvements	1,750,946	1,709,165
Machinery & equipment	13,745,070	13,343,878
Total property, plant & equipment	15,724,888	15,310,248
Less: accumulated depreciation	2,782,721	2,006,133
Property plant & equipment, net	$12,942,167	$13,304,115

Depreciation expense was $375,987 and $139,744 for the three months ended June 30, 2019 and 2018, respectively, and was $804,765 and $271,960 for the six months ended June 30, 2019 and 2018, respectively.

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

Bank debt balances consist of the following:

	June 30, 2019	December 31, 2018

Term debt	$4,777,778	$5,444,444
Revolving debt	3,755,606	4,184,158
Total Bank debt	8,533,384	9,628,602
Less: current portion	5,088,939	1,333,333
Non-current bank debt	3,444,445	8,295,269
Less: unamortized debt costs	87,749	100,590
Net non-current bank debt	$3,356,696	$8,194,679

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

The outstanding balance on the Convertible Loan as of June 30, 2019 and December 31, 2018, respectively was $200,000.

In connection with the Convertible Loan, the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The warrant expires on December 30, 2019.

Notes Payable – Related Party

The Company has two separate outstanding promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in July 2018 in connection with acquisition of CAD. The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each have an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the July 2018 amendments. In addition, the promissory note with original principal amount of $2,768,662 was amended in July 2018 to provide for a conversion option commencing July 5, 2019 which allows First Francis to convert the promissory note, in whole in part with respect to a maximum amount of $648,000, into shares of the Company’s Class B common stock at the price of $6.48 per share (subject to adjustment), subject to shareholder approval which was obtained on May 10, 2019. On May 10, 2019, the shareholders approved the issuance of shares of Class B Common Stock of the Company in connection with the conversion of indebtedness outstanding under loan agreements with First Francis Company Inc. and Roundball LLC.  On July 9, 2019, First Francis exercised its option to convert $648,000 of existing indebtedness into 100,000 Class B Common Shares of the Company. First Francis is owned by Matthew Crawford, who serves on the Board of Directors of the Company, and Edward Crawford, who served on the Board of Directors of the Company until June 17, 2019.

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

Notes payable consists of the following:

	June 30, 2019	December 31, 2018

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,395,332	$1,485,061

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	2,034,740	2,157,004

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments. No principal payments will be made until September 2019.	9,000,000	9,000,000

Total notes payable – related party	12,430,072	12,642,065
Less current portion	2,694,226	1,555,663

Notes payable – related party non-current portion	$9,735,846	$11,086,402

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

Supplemental balance sheet information related to leases:

	June 30, 2019	December 31, 2018
Operating leases:
Operating lease right-of-use assets	$9,671,445	$-

Other current liabilities	628,556	-
Operating lease liabilities	9,160,482	-
Total operating lease liabilities	$9,789,038	$-

Weighted Average Remaining Lease Term
Operating Leases (in years)	11.5	-

Weighted Average Discount Rate
Operating Leases	5.0%	-

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Earnings Per Share - Basic
Net Income	$1,831,479	$394,625	$3,576,937	$768,377
Weighted average shares of common stock outstanding - Basic	2,755,916	2,721,832	2,755,764	2,880,070
Earnings Per Share - Basic	$0.66	$0.14	$1.30	$0.27

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,755,916	2,721,832	2,755,764	2,880,070
Warrants, Options and Convertible Notes	456,882	354,244	440,387	356,520
Weighted average shares of common stock -Diluted	3,212,798	3,076,076	3,196,151	3,236,590
Earnings Per Share - Diluted	$0.57	$0.13	$1.12	$0.24

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

On April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”), pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into by and between Hickok Operating LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“Hickok Operating”), and DG on the date thereof. DG is in the business of developing and commercializing marketing and data analytic technology applications, which applications include, but are not limited to,topplr, anglrjobs, anglrlegal and anglrads.

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

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired in April 2019.

Information by industry segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales
Commercial Air Handling	$14,880,504	$10,884,324	$26,625,065	$20,000,261
Test and Measurement	228,152	924,598	502,184	1,996,445
Industrial Hose	1,933,725	1,784,270	3,730,816	3,475,186
Aerospace Components	7,457,377	-	15,477,780	-
Corporate and Other	14,878	-	14,878	-
Total Sales	$24,514,636	$13,593,192	$46,350,723	$25,471,892

Gross Profit
Commercial Air Handling	$3,549,109	$2,970,767	$6,551,042	$5,117,892
Test and Measurement	37,645	116,743	82,861	591,769
Industrial Hose	592,245	399,068	1,117,979	795,358
Aerospace Components	1,038,395	-	2,295,400	-
Corporate and Other	9,539	-	9,539	-
Total Gross Profit	$5,226,933	$3,486,578	$10,056,821	$6,505,019

Operating Income
Commercial Air Handling	$2,244,680	$1,780,930	$4,027,667	$2,661,036
Test and Measurement	37,645	(259,273)	82,861	(369,304)
Industrial Hose	295,701	162,141	543,989	302,153
Aerospace Components	414,464	-	1,174,074	-
Corporate and Other	(200,937)	133,147	(465,967)	(133,855)
Total Operating Income	$2,791,553	$1,816,945	$5,362,624	$2,460,030

Income Before Provision for Income Taxes
Commercial Air Handling	2,244,481	1,765,374	4,027,177	2,630,579
Test and Measurement	37,645	(374,025)	82,861	(502,974)
Industrial Hose	214,535	123,964	407,013	224,153
Aerospace Components	231,296	-	794,253	-
Corporate and Other	(246,518)	(989,147)	(500,993)	(1,327,256)
Income Before Provision for Income Taxes	$2,481,439	$526,166	$4,810,311	$1,024,502

14. SUBSEQUENT EVENTS

On July 9, 2019, First Francis exercised its option to convert $648,000 of existing indebtedness into 100,000 Class B Common Shares of the Company. As a result, the principal amount outstanding under the second promissory note issues by the company to First Francis was reduced to $2,618,435. See Note 8, Notes Payable - Related Party.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2019 and December 31, 2018, results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Items Affecting the Comparability of our Financial Results

Effective June 1, 2018, Hickok Incorporated completed the sale of certain assets comprising its Test and Measurement business segment to Hickok Waekon, LLC, an Ohio limited liability company (“Buyer”). In connection with the transaction, the Company agreed to take commercially reasonable efforts to change its name to one or more names that do not include “Hickok” or “Waekon” or any derivation thereof. On May 16, 2019, the Company changed its name to Crawford United Corporation. The Company’s common shares continue to trade over-the-counter under the new ticker symbol “CRAWA.” The name change does not affect the rights of the Company’s shareholders, creditors, customers or suppliers.

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc., (“CAD”). The results of this acquisition are reported under the Aerospace Components segment.

Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The results of this acquisition are reported under the Corporate and Other segment.

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on June 30, 2019 include operations in the Aerospace Components segment and operations of DG in the Corporate and Other segment, but not in the Test and Measurement segment. Conversely, our results for the quarter ended June 30, 2018 include operations in the Test and Measurement segment, but not in the Aerospace Components segment or operations of DG in the Corporate and Other segment.

Results of Operations – Three Months Ended June 30, 2019 and 2018

Sales for the quarter ended June 30, 2019 (“current quarter”) increased to $24.5 million, an increase of approximately $10.9 million or 80% from sales of $13.6 million during the same quarter of the prior year. This increase in sales was primarily attributable to results from the Aerospace Components segment acquired on July 1, 2018, as well organic growth, primarily from the Commercial Air Handling segment.

Cost of sales for the current quarter was $19.3 million compared to $10.1 million in the same quarter of the prior year, an increase of $9.2 million or 91%.  Gross profit was $5.2 million in the current quarter compared to $3.5 million in the same quarter of the prior year, an increase of $1.7 million.  The increase in cost of sales and gross profit was attributable to the addition of the Aerospace Components segment and stronger performance in the Commercial Air Handling segment.

There were no product development expenditures during the current quarter as those expenditures historically were related to the Test and Measurement segment which was divested in June 2018. The company had $0.1 million of product and development expenditures in the second quarter of 2018.

Selling, general and administrative expenses (SG&A) in the current quarter were $2.4 million, or 10% of sales, compared to $1.6 million, or 13% of sales in the second quarter of last year. SG&A expenses increased due to higher selling expenses to support sales growth, and decreased as a percentage of sales due to the sale of the Test and Measurement segment. SG&A costs are comprised of sales and administrative salaries, commissions, professional services, intangible asset amortization, and other costs not directly associated with manufacturing of products.

Interest charges in the current quarter were approximately $0.3 million compared to $0.1 million in the same quarter of the prior year. The increase in interest expense was primarily related to the increase in outstanding debt for the quarter resulting from the acquisition of the Aerospace Components segment.

Loss on the sale of business was $1.2 million for the quarter ended June 30, 2018 and is directly related to the sale of certain assets of the Company comprising its Test and Measurement segment on June 1, 2018.

Other expense, net was $25 thousand in the current quarter compared to $49 thousand of other expense, net in the same quarter of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, transaction costs and other miscellaneous charges.

Income tax expense in the current quarter was $0.7 million compared to $0.1 million in the same quarter of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current quarter was $1.8 million or $0.57 per diluted share as compared to the net income of $0.4 million or $0.13 per diluted share for the same quarter of the prior year.

Results of Operations – Six Months Ended June 30, 2019 and 2018

Sales for the six months ended June 30, 2019 increased to $46.4 million, an increase of approximately $20.9 million or 82% from sales of $25.5 million during the same period of the prior year. This increase in sales was primarily attributable to results from the Aerospace Components segment acquired on July 1, 2018, as well organic growth, primarily from the Commercial Air Handling segment.

Cost of sales for the six months ended June 30, 2019 (“current year”) was $36.3 million compared to $19.0 million in the same period of the prior year, an increase of $17.3 million or 91%.  Gross profit was $10.1 million in the current year compared to $6.5 million in the same period of the prior year, an increase of $3.5 million.  The increase in cost of sales and gross profit was attributable to the addition of the Aerospace Components segment and stronger performance in the Commercial Air Handling segment.

There were no product development expenditures during the six months ended June 30, 2019 as those expenditures historically were related to the Test and Measurement segment which was divested in June 2018. The company had $0.2 million of product and development expenditures in the same period of 2018.

SG&A expenses for the six months ended June 30, 2019 were $4.7 million, or 10% of sales, compared to $3.8 million, or 15% of sales in the same period of last year. SG&A expenses increased due to higher selling expenses to support sales growth, and decreased as a percentage of sales due to the sale of the Test and Measurement segment. SG&A expenses are comprised of sales and administrative salaries, commissions, professional services, intangible asset amortization, and other costs not directly associated with manufacturing of products.

Interest expenses for the six months ended June 30, 2019 were approximately $0.6 million compared to $0.2 million in the same period of the prior year. The increase in interest expense was primarily related to the increase in outstanding debt for the quarter resulting from the acquisition of the Aerospace Components segment.

Loss on the sale of business was $1.2 million for the six months ended June 30, 2018 and is directly related to the sale of certain assets of the Company comprising its Test and Measurement segment on June 1, 2018.

Other expense, net was $1 thousand in the current quarter compared to $108 thousand of other expense, net in the same period of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, transaction costs and other miscellaneous charges.

Income tax expense in the current year was $1.2 million compared to $0.3 million in the same period of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current year was $3.6 million or $1.12 per diluted share as compared to the net income of $0.8 million or $0.24 per diluted share for the same period of the prior year.

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

On July 9, 2019, First Francis exercised its option to convert $648,000 of existing indebtedness into 100,000 Class B Common Shares of the Company.

Total current assets at June 30, 2019 increased to $26.4 million from $23.3 million at December 31, 2018, an increase of $3.1 million. The increase in current assets is comprised of the following: an increase in accounts receivable of $6.1 million, an increase in inventories of $0.7 million and an increase in costs in excess of billings of $0.8 million offset by a decrease in cash of $4.3 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Total current liabilities at June 30, 2019 increased to $22.6 million from $16.9 million at December 31, 2018, an increase of $5.7 million.  The increase in current liabilities is comprised of the following: an increase of short term notes payable of $1.1 million, an increase of current bank debt of $3.8 million, an increase in current leases payable of $0.6 million, and an increase in accounts payable of $2.1 million, offset by a decrease in billings in excess of costs and earnings (included in unearned revenue on the balance sheet) of $2.6 million.  The increase in leases payable is related to the adoption of the new lease accounting standard adopted January 1, 2019 as discussed in Note 1 and Note 9 of the notes to the consolidated financial statements. The increase in notes payable reflects required principal payments due in the next twelve months related to the CAD seller note. The increase in current bank debt reflects the reclassification of $3.8 million of borrowings under the revolving credit facility from non-current to current debt based upon the current maturity date of June 1, 2020. The company is in discussions with the its lender regarding an extension of the maturity date on the revolving credit facility, and currently expects to complete an amendment before the end of the third quarter.

Cash used in operating activities for the six months ended June 30, 2019 was approximately $2.5 million, compared to cash provided by operating activities of $4.2 million in the same period a year ago. Cash used by operating activities for the current period is comprised of the following: net income of $3.6 million and adjustments for non-cash items of $1.2 million, offset by cash used for working capital adjustments of $7.1 million.  The primary uses of working capital were the increase in accounts receivable of $6.1 million and the decrease in billings in excess of costs and earnings (included in unearned revenue) of $2.7 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon the timing of achievement of progress billing milestones for contracts.

Cash used in investing activities for the six months ended June 30, 2019 of $0.5 million, compared to cash used in investing activities of $0.1 million in the same period a year ago. Cash used in investing activities was for the purchase of DG in April 2019 and capital expenditures in the normal course of business.

Cash used in financing activities was approximately $1.3 million for the six months ended June 30, 2019, compared to cash used in financing activities of $3.8 million in the same period a year ago. Cash used by financing activities for the current quarter was primarily related to: $0.2 million for payments against notes and $1.1 million for net payments against bank debt.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company had $8.3 million available to borrow on the revolving credit facility at June 30, 2019. See Note 7 of the notes to the consolidated financial statements. Management believes the Company has adequate liquidity for debt service, working capital, capital expenditures and other strategic initiatives.

Off-Balance Sheet Arrangements

The Company purchased a performance and payment bond in the amount of $1.6 million, which is secured by certain assets of the Company, as surety on the Company's completion of the requirements of a commercial air handling contract. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2019, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Hickok AE LLC (dba Air Enterprises), a wholly owned subsidiary of Crawford United Corporation, was named as a defendant in a lawsuit filed in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to Air Enterprises prior to the Company’s acquisition of Air Enterprises and relating to a third-party cooling system. A trial date has been set for April 2020. The Company believes the claims have been improperly brought against the Company. The Company denies the allegations and will vigorously defend the claims asserted against it. The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 14th day of August 2019, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)