Form 10-Q
period 2019-09-30
CRAWFORD UNITED Corp
filed 2019-11-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 2,162,806 shares of Class A Common Stock and 696,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,250,087	$5,057,626
Accounts receivable less allowance for doubtful accounts	13,151,459	9,835,262
Costs and estimated earnings in excess of billing	2,609,373	2,083,349
Inventories less allowance for obsolete inventory	7,099,673	5,497,982
Prepaid expenses and other current assets	631,967	818,609
Total Current Assets	26,742,559	23,292,828

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	228,872	257,205
Buildings and leasehold improvements	1,837,721	1,709,165
Machinery and equipment	13,834,588	13,343,878
Total property, plant and equipment	15,901,181	15,310,248
Less accumulated depreciation	3,189,009	2,006,133
Property, Plant and Equipment, Net	12,712,172	13,304,115

Operating right of use assets, net	9,448,909	-

OTHER ASSETS:
Goodwill	9,792,670	9,582,202
Intangibles, net of accumulated amortization	4,051,428	4,332,202
Other non-current assets	88,046	95,263
Total Non-Current Other Assets	13,932,144	14,009,667
Total Assets	$62,835,784	$50,606,610

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible notes payable	$200,000	$200,000
Notes payable	2,742,760	1,555,663
Bank debt	1,333,333	1,333,333
Leases payable	959,808	13,800
Accounts payable	6,612,817	5,169,819
Unearned revenue	1,884,218	5,257,797
Accrued payroll and related expenses	1,077,546	1,358,669
Accrued expenses	2,519,444	1,606,429
Accrued income taxes	662,327	360,239
Total Current Liabilities	17,992,253	16,855,749

LONG-TERM LIABILITIES:
Notes payable	8,366,237	11,086,402
Bank debt	7,241,356	8,194,679
Deferred income taxes	1,701,651	1,701,653
Leases payable	8,617,781	2,642
Total Long-Term Liabilities	25,927,025	20,985,376
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares, no par value
Class A common shares - 10,000,000 shares authorized, 2,162,806 and 2,161,014 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,945,642	2,641,300
Class B common shares - 2,500,000 shares authorized, 696,848 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,358,272	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(1,905,780)
Class A common shares - 37,208 shares held at September 30, 2019 and December 31, 2018
Class B common shares – 182,435 shares held at September 30, 2019 and December 31, 2018
Retained earnings	14,776,471	9,577,792
Total Stockholders' Equity	18,916,506	12,765,485

Total Liabilities and Stockholders' Equity	$62,835,784	$50,606,610

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total Sales	$22,244,681	$19,771,137	$68,595,404	$45,243,029
Cost of Sales	17,257,118	15,320,915	53,551,020	34,287,788
Gross Profit	4,987,563	4,450,222	15,044,384	10,955,241

Operating Expenses:
Product development costs	-	-	-	220,418
Selling, general and administrative expenses	2,428,784	1,978,943	7,122,981	5,803,514
Operating Income	2,558,779	2,471,279	7,921,403	4,931,309

Other (Income) and Expenses:
Interest charges	321,994	286,684	872,646	453,372
Loss on sale of business	-	-	-	1,160,574
Other (income) expense, net	3	97,412	1,664	205,678
Total Other (Income) and Expenses	321,997	384,096	874,310	1,819,624
Income before Provision for Income Taxes	2,236,782	2,087,183	7,047,093	3,111,685

Provision for Income Taxes	541,914	590,104	1,775,288	846,229
Net Income	$1,694,868	$1,497,079	$5,271,805	$2,265,456

Net Income Per Common Share - Basic	$0.59	$0.55	$1.89	$0.80

Net Income Per Common Share - Diluted	$0.52	$0.48	$1.64	$0.71

Weighted Average Shares of Common Stock Outstanding
Basic	2,850,958	2,720,654	2,787,845	2,826,347
Diluted	3,249,233	3,092,520	3,223,004	3,186,946

See accompanying notes to consolidated financial statements

 CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at June 30, 2018	$2,495,534	$710,272	$1,741,901	$(1,905,780)	$6,732,459	$9,774,386
Share-based compensation expense	13,000	-	-	-	-	13,000
Net Income	-	-	-	-	1,497,079	1,497,079

Balance at September 30, 2018	$2,508,534	$710,272	$1,741,901	$(1,905,780)	$8,229,538	$11,284,465

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at June 30, 2019	$2,907,342	$710,272	$1,741,901	$(1,905,780)	$13,081,603	$16,535,338
Share-based compensation expense	38,300	-	-	-	-	38,300
Note conversion	-	648,000	-	-	-	648,000
Net Income	-	-	-	-	1,694,868	1,694,868

Balance at September 30, 2019	$2,945,642	$1,358,272	$1,741,901	$(1,905,780)	$14,776,471	$18,916,506

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,964,082	$10,397,781
Share-based compensation expense	262,167	-	-	-	-	262,167
Proceeds from sale of business	-	-	-	(1,640,939)	-	(1,640,939)
Net Income	-	-	-	-	2,265,456	2,265,456

Balance at September 30, 2018	$2,508,534	$710,272	$1,741,901	$(1,905,780)	$8,229,538	$11,284,465

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485
Share-based compensation expense	304,342	-	-	-	-	304,342
Note conversion	-	648,000	-	-	-	648,000
Cumulative effect of accounting change	-	-	-	-	(73,126)	(73,126)
Net Income	-	-	-	-	5,271,805	5,271,805

Balance at September 30, 2019	$2,945,642	$1,358,272	$1,741,901	$(1,905,780)	$14,776,471	$18,916,506

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities
Net Income	$5,271,805	$2,265,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,482,784	1,122,061
Loss (gain) on sale of operations	-	1,160,574
Loss (gain) on disposal of assets	4,294	10,750
Non-cash share-based compensation expense	304,342	262,167
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(3,314,197)	(2,555,058)
Decrease (Increase) in inventories	(1,601,691)	(1,325,790)
Decrease (Increase) in costs and estimated earnings in excess of billings	(526,024)	(219,723)
Decrease (Increase) in prepaid expenses & other assets	196,359	(387,039)
Increase (Decrease) in accounts payable	1,288,002	1,400,608
Increase (Decrease) in accrued payroll and related expenses	(281,123)	391,161
Increase (Decrease) in accrued expenses	987,717	(253,853)
Increase (Decrease) in accrued income taxes	302,088	602,881
Increase (Decrease) in unearned revenue	(3,383,550)	3,783,124
Total adjustments	(4,540,999)	3,991,863

Net Cash Provided by Operating Activities	730,806	6,257,319

Cash Flows from Investing Activities
Capital expenditures	(595,227)	(274,556)
Cash paid for acquisition	(50,001)	(20,209,583)
Net Cash Used in Investing Activities	(645,228)	(20,484,139)

Cash Flows from Financing Activities
Payments on notes	(909,457)	(258,870)
Payments on bank debt	(2,870,999)	(6,863,889)
Borrowings on seller note	-	9,000,000
Borrowings on bank debt	1,898,542	13,824,690
Payments on capital lease	(11,203)	(27,529)
Net Cash Provided by (Used in) Financing Activities	(1,893,117)	15,674,402

Net Increase (decrease) in cash and cash equivalents	(1,807,539)	1,447,582

Cash and cash equivalents at beginning of year	5,057,626	2,444,110

Cash and cash equivalents at end of period	$3,250,087	$3,891,692

Supplemental disclosures of cash flow information
Interest paid	$884,103	$493,527
Income taxes paid	$1,507,700	$130,745
Non-cash proceeds received for Class A and Class B Common Shares in exchange for the sale of certain assets	$-	$1,640,939
Note conversion	$648,000	$-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the three and nine months ended September 30, 2019, there were no changes to our significant accounting policies other than the adoption of the new standard for leases, as discussed in Note 2 below.

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

 3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $17,625 and $35,000 at September 30, 2019 and December 31, 2018, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	September 30, 2019	December 31, 2018

Raw materials and component parts	$3,082,312	$2,313,664
Work-in-process	2,180,458	1,209,117
Finished products	2,158,350	2,201,693
Total inventory	7,421,120	5,724,474
Less: inventory reserves	321,447	226,492
Net inventory	$7,099,673	$5,497,982

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangible assets is on a straight-line basis over period ranging from 1 year to 15 years. Intangible assets are as follows:

	September 30, 2019	December 31, 2018
Customer list intangibles	$4,970,000	$4,970,000
Non-compete agreements	200,000	200,000
Trademarks	340,000	340,000
Total intangible assets	5,510,000	5,510,000
Less: accumulated amortization	1,458,572	1,177,798
Intangible assets, net	$4,051,428	$4,332,202

Amortization of intangibles assets was $93,592 and $93,591 for the three months ended September 30, 2019 and 2018, respectively, and $280,774 and $470,606 for the nine months ended September 30, 2019 and 2018, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	September 30, 2019	December 31, 2018

Land	$228,872	$257,205
Buildings and improvements	1,837,721	1,709,165
Machinery & equipment	13,834,588	13,343,878
Total property, plant & equipment	15,901,181	15,310,248
Less: accumulated depreciation	3,189,009	2,006,133
Property plant & equipment, net	$12,712,172	$13,304,115

Depreciation expense was $378,111 and $379,495 for the three months ended September 30, 2019 and 2018, respectively, and was $1,182,876 and $651,455 for the nine months ended September 30, 2019 and 2018, respectively.

7.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $12,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month. The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility was extended from June 1, 2021 to June 1, 2024.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder.  The Credit Agreement also provides for a separate credit line for borrowings of up to an aggregate of $1,000,000 for capital expenditures until July 5, 2019, at which time any outstanding capital expenditure borrowings will be converted into a term loan maturing at the earlier of five years after such conversion or the termination of the revolving credit facility.  Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for LIBOR loans. The maturity date of the revolving facility is June 1, 2024. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio.

Bank debt balances consist of the following:

	September 30, 2019	December 31, 2018

Term debt	$4,444,444	$5,444,444
Revolving debt	4,211,703	4,184,158
Total Bank debt	8,656,147	9,628,602
Less: current portion	1,333,333	1,333,333
Non-current bank debt	7,322,814	8,295,269
Less: unamortized debt costs	81,458	100,590
Net non-current bank debt	$7,241,356	$8,194,679

8. NOTES PAYABLE

Convertible Notes Payable - Related Party

The Company is party to a Convertible Loan Agreement (as amended, “Convertible Loan”) with Roundball, LLC (“Roundball”). The Convertible Loan provides approximately $467,000 of liquidity to meet working capital requirements of the Company and allows $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%.  Borrowings under the Convertible Loan mature on December 30, 2019.  Roundball, a major shareholder of the Company, is an affiliate of Steven Rosen and Matthew Crawford, who serve on the Board of Directors of the Company.

The Convertible Loan provides Roundball with the option to elect to convert amounts outstanding under the Convertible Loan into Class A Common Shares at a conversion price of $1.43 per Class A Common Share. In December 2018, the Convertible Loan was amended to provide Roundball with the option to elect to convert, subject to shareholder approval which was obtained on May 10, 2019, a portion of the indebtedness into Class B Common Shares at a conversion price of $1.43 per Class B Common Share, up to a maximum amount of 75,000 Class B Common Shares. The outstanding principal balance on the Convertible Loan as of September 30, 2019 and December 31, 2018, respectively, was $200,000.

In connection with the Convertible Loan, the Company issued a warrant to Roundball to purchase, at Roundball’s option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The warrant expires on December 30, 2019.

Notes Payable – Related Party

The Company has two separate outstanding promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in July 2018 in connection with acquisition of CAD. The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each have an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the July 2018 amendments to the Credit Agreement. In addition, the promissory note with original principal amount of $2,768,662 was amended in July 2018 to provide for a conversion option commencing July 5, 2019 which allows First Francis to convert the promissory note, in whole in part with respect to a maximum amount of $648,000, into shares of the Company’s Class B common stock at the price of $6.48 per share (subject to adjustment), subject to shareholder approval which was obtained on May 10, 2019.  On July 9, 2019, First Francis exercised its option to convert $648,000 of existing indebtedness into 100,000 Class B Common Shares of the Company. First Francis is owned by Matthew Crawford, who serves on the Board of Directors of the Company, and Edward Crawford, who served on the Board of Directors of the Company until June 17, 2019.

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of CAD for an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a seller (the “Seller Note”), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”).   The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of the Company.   Interest accrued on the original principal amount became due and payable in arrears beginning September 30, 2018, and subsequent interest is due on the first day of each calendar quarter thereafter up to and including the quarter ending September 30, 2019.  The Company is required to make quarterly principal payments, the amount of which is calculated based on a four (4) year amortization schedule, beginning on September 30, 2019 and continuing on the last day of each calendar quarter thereafter up to and including the Maturity Date.

Notes payable consists of the following:

	September 30, 2019	December 31, 2018

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	$1,349,413	$1,485,061

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments. The remaining balance of the note shall be payable in full on July 1, 2022.	1,322,084	2,157,004

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilk’s, payable in quarterly installments. The first principal payment was made in the current quarter.	8,437,500	9,000,000

Total notes payable	11,108,997	12,642,065
Less current portion	2,742,760	1,555,663

Notes payable – non-current portion	$8,366,237	$11,086,402

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

Supplemental balance sheet information related to leases:

	September 30, 2019	December 31, 2018
Operating leases:
Operating lease right-of-use assets	$9,448,909	$-

Other current liabilities	959,808	-
Operating lease liabilities	8,617,781	-
Total operating lease liabilities	$9,577,589	$-

Weighted Average Remaining Lease Term
Operating Leases (in years)	11.2	-

Weighted Average Discount Rate
Operating Leases	5.0%	-

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

Earnings Per Share - Basic
Net Income	$1,694,868	$1,497,079	$5,271,805	$2,265,456
Weighted average shares of common stock outstanding - Basic	2,850,958	2,720,654	2,787,845	2,826,347
Earnings Per Share - Basic	$0.59	$0.55	$1.89	$0.80

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	2,850,958	2,720,654	2,787,845	2,826,347
Warrants, Options and Convertible Notes	398,275	371,866	435,159	360,599
Weighted average shares of common stock -Diluted	3,249,233	3,092,520	3,223,004	3,186,946
Earnings Per Share - Diluted	$0.52	$0.48	$1.64	$0.71

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

On April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”), pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into by and between Hickok Operating LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“Hickok Operating”), and DG on the date thereof. DG is in the business of developing and commercializing marketing and data analytic technology applications, which applications include, but are not limited to topplr, anglrjobs, anglrlegal and anglrads.

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

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired in April 2019.

Information by industry segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales
Commercial Air Handling	$12,878,988	$9,876,700	$39,504,053	$29,876,961
Test and Measurement	29,893	790,297	532,076	2,786,742
Industrial Hose	1,823,950	1,718,138	5,554,766	5,193,324
Aerospace Components	7,386,930	7,386,002	22,864,710	7,386,002
Corporate and Other	124,920	-	139,799	-
Total Sales	$22,244,681	$19,771,137	$68,595,404	$45,243,029

Gross Profit
Commercial Air Handling	$2,915,767	$2,743,833	$9,466,810	$7,861,725
Test and Measurement	4,933	130,293	87,792	722,062
Industrial Hose	403,158	356,000	1,521,137	1,151,358
Aerospace Components	1,611,655	1,220,096	3,907,056	1,220,096
Corporate and Other	52,050	-	61,589	-
Total Gross Profit	$4,987,563	$4,450,222	$15,044,384	$10,955,241

Operating Income
Commercial Air Handling	$1,509,077	$1,696,934	$5,536,745	$4,357,970
Test and Measurement	4,933	130,293	87,792	(239,151)
Industrial Hose	137,640	111,419	681,628	413,573
Aerospace Components	1,073,388	706,424	2,247,461	706,424
Corporate and Other	(166,259)	(173,791)	(632,223)	(307,507)
Total Operating Income	$2,558,779	$2,471,279	$7,921,403	$4,931,309

Income Before Provision for Income Taxes
Commercial Air Handling	1,508,944	1,686,296	5,536,122	4,316,875
Test and Measurement	4,933	130,293	87,792	(94,828)
Industrial Hose	69,697	48,454	476,710	272,608
Aerospace Components	830,865	620,023	1,625,116	620,023
Loss on sale of business	-	-	-	(1,160,574)
Corporate and Other	(177,657)	(397,883)	(678,647)	(842,419)
Income before provision for income taxes	$2,236,782	$2,087,183	$7,047,093	$3,111,685

14. SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at September 30, 2019 and December 31, 2018, results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Items Affecting the Comparability of our Financial Results

Effective June 1, 2018, the Company completed the sale of certain assets comprising its Test and Measurement business segment to Hickok Waekon, LLC, an Ohio limited liability company (“Buyer”).

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

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on September 30, 2019 include operations in the Aerospace Components segment and operations of DG in the Corporate and Other segment, but not in the Test and Measurement segment. Conversely, our results for the quarter ended September 30, 2018 include operations in the Test and Measurement segment, but not in the operations of DG in the Corporate and Other segment.

Results of Operations – Three Months Ended September 30, 2019 and 2018

Sales for the quarter ended September 30, 2019 (“current quarter”) increased to $22.2 million, an increase of approximately $2.5 million or 13% from sales of $19.7 million during the same quarter of the prior year. This increase in sales was primarily attributable to organic growth, mainly from the Commercial Air Handling segment.

Cost of sales for the current quarter was $17.3 million compared to $15.3 million in the same quarter of the prior year, an increase of $2.0 million or 13%.  Gross profit was $5.0 million in the current quarter compared to $4.5 million in the same quarter of the prior year, an increase of $0.5 million.  The increase in cost of sales and gross profit was attributable to stronger sales performance in the Commercial Air Handling segment.

There were no product development expenditures during the current quarter as those expenditures historically were related to the Test and Measurement segment which was divested in June 2018. The company also had no product and development expenditures in the same quarter of the prior year.

Selling, general and administrative expenses (SG&A) in the current quarter were $2.4 million, or 11% of sales, compared to $2.0 million, or 10% of sales, in the same quarter of the prior year. SG&A expenses increased due to higher selling expenses to support sales growth. SG&A costs are comprised of sales and administrative salaries, commissions, professional services, intangible asset amortization, and other costs not directly associated with manufacturing of products.

Interest charges in the current quarter were approximately $0.3 million compared to $0.3 million in the same quarter of the prior year. Interest charges increased due to higher weighted average interest rates in the current quarter as compared to the same quarter of the prior year and interest charges resulting form the adoption of the lease accounting standard on January 1, 2019. These increases in interest were offset by decreases in interest resulting from lower weighted average debt outstanding in the current quarter compared to the same period of the prior year.

Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, transaction costs and other miscellaneous charges. The current quarter has lower other expense compared to the same quarter last year as a result of lower merger and acquisition (M&A) activity.

Income tax expense in the current quarter was $0.5 million compared to $0.6 million in the same quarter of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current quarter was $1.7 million or $0.52 per diluted share as compared to the net income of $1.5 million or $0.48 per diluted share for the same quarter of the prior year.

Results of Operations – Nine Months Ended September 30, 2019 and 2018

Sales for the nine months ended September 30, 2019 (“current year”) increased to $68.6 million, an increase of approximately $23.4 million or 52% from sales of $45.2 million during the same period of the prior year. This increase in sales was primarily attributable to results from the Aerospace Components segment acquired on July 1, 2018, as well organic growth, primarily from the Commercial Air Handling segment.

Cost of sales for the current year was $53.5 million compared to $34.3 million in the same period of the prior year, an increase of $19.2 million or 56%.  Gross profit was $15.0 million in the current year compared to $11.0 million in the same period of the prior year, an increase of $4 million or 37%.  The increase in cost of sales and gross profit was attributable to the addition of the Aerospace Components segment and stronger performance in the Commercial Air Handling segment.

There were no product development expenditures during the current year as those expenditures historically were related to the Test and Measurement segment which was divested in June 2018. The company had $0.2 million of product and development expenditures in the same period of 2018, which were made prior to the divestiture of the Test and Measurement segment.

SG&A expenses for the current year were $7.1 million, or 10% of sales, compared to $5.8 million, or 13% of sales in the same period of last year. SG&A expenses increased due to higher selling expenses to support sales growth, and decreased as a percentage of sales due to the sale of the Test and Measurement segment. SG&A expenses are comprised of sales and administrative salaries, commissions, professional services, intangible asset amortization, and other costs not directly associated with manufacturing of products.

Interest expenses for the current year were approximately $0.9 million compared to $0.5 million in the same period of the prior year. The increase in interest expense was primarily related to the increase in weighted outstanding debt for the current year resulting from the acquisition of the Aerospace Components segment on July 1, 2018, in addition to higher weighted average interest rate in the current year.

There was no loss on the sale of business in the current year, as compared to $1.2 million in the same period of the prior year. The loss on the sale of business is directly related to the sale of certain assets of the Company comprising its Test and Measurement segment on June 1, 2018.

Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, transaction costs and other miscellaneous charges. This is primarily related to fewer M&A activities compared to the same period in the prior year.

Income tax expense in the current year was $1.8 million compared to $0.8 million in the same period of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current year was $5.3 million or $1.64 per diluted share as compared to the net income of $2.3 million or $0.71 per diluted share for the same period of the prior year.

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

On July 9, 2019, First Francis exercised its option to convert $648,000 of existing indebtedness into 100,000 Class B Common Shares of the Company.

On September 30, 2019, we amended our credit agreement to, among other things, increase the maximum availability under our revolving credit facility from $12 million to $20 million, and to extend the maturity of the revolving loan from June 1, 2021 to June 1, 2024. Management believes the increase of the revolving credit facility and other modifications to the loan agreement provided additional flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at September 30, 2019 increased to $26.7 million from $23.3 million at December 31, 2018, an increase of $3.4 million. The increase in current assets is comprised of the following: an increase in accounts receivable of $3.3 million, an increase in inventories of $1.6 million and an increase in costs in excess of billings of $0.5 million offset by a decrease in cash of $1.8 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Total current liabilities at September 30, 2019 increased to $18.0 million from $16.9 million at December 31, 2018, an increase of $1.1 million.  The increase in current liabilities is comprised of the following: an increase of short term notes payable of $1.1 million, an increase in current leases payable of $0.9 million, an increase in accounts payable of $1.4 million, and an increase in accrued expenses of $0.9 million, offset by a decrease in billings in excess of costs and earnings (included in unearned revenue on the balance sheet) of $3.4 million.  The increase in leases payable is related to the adoption of the new lease accounting standard adopted January 1, 2019 as discussed in Note 1 and Note 9 of the notes to the consolidated financial statements. The increase in notes payable reflects required principal payments due in the next twelve months related to the CAD seller note. Fluctuations in billings in excess of costs and earnings related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Cash provided by operating activities in the current year was approximately $0.7 million, compared to cash provided by operating activities of $6.3 million in the same period a year ago. Cash provided by operating activities for the current year is comprised of the following: net income of $5.3 million and adjustments for non-cash items of $1.8 million, offset by cash used for working capital adjustments of $6.3 million.  The primary uses of working capital were the increase in accounts receivable of $3.3 million, the increase in inventory of $1.6 million, and the decrease in billings in excess of costs and earnings (included in unearned revenue) of $3.4 million, offset by the increase in accounts payable of $1.3 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon the timing of achievement of progress billing milestones for contracts.

Cash used in investing activities for the current year of $0.6 million, compared to cash used in investing activities of $20.5 million in the same period a year ago. Cash used in investing activities in the current year was for the purchase of DG in April 2019 and capital expenditures in the normal course of business. Cash used in investing activities in the prior year was for the purchase CAD in July 2018 and capital expenditures in the normal course of business.

Cash used in financing activities was approximately $1.9 million for the current year, compared to cash provided by financing activities of $15.7 million in the same period a year ago. Cash used by financing activities for the current year was primarily related to: $0.9 million for payments against notes and $1.0 million for net payments against bank debt. Cash provided by financing activities for the prior year was primarily related to: $9.0 million seller note entered into in connection with the acquisition of CAD and $13.8 million borrowed against bank debt ($12.0 million directly related to the acquisition of CAD). The increases in borrowings were offset by the $6.9 million repayment against bank debt and the $0.3 million repayments for the notes.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company had $9.2 million available to borrow on the revolving credit facility at September 30, 2019. See Note 7 of the notes to the consolidated financial statements. Management believes the Company has adequate liquidity for debt service, working capital, capital expenditures and other strategic initiatives.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company's completion of the requirements of the commercial air handling contract. At September 30, 2019, the Company did not have any active surety bonds for which performance and payment not been satisfied. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2019, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Crawford AE LLC (dba Air Enterprises), a wholly owned subsidiary of Crawford United Corporation, was named as a defendant in a lawsuit filed in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to Air Enterprises prior to the Company’s acquisition of Air Enterprises and relating to a third-party cooling system. A trial date has been set for April 2020. The Company believes the claims have been improperly brought against the Company. The Company denies the allegations and will vigorously defend the claims asserted against it. The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in Item 3.02 of the current report, a Form 8-K filed by the Company on July 12, 2019, the Company issued 100,000 Class B common shares on July 9, 2019 to First Francis, a related party, in exchange for the conversion of $648,000 of outstanding notes payable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Credit Agreement, dated June 1, 2017, as amended by that certain First Amendment Agreement, dated as of July 5, 2018, among Crawford United Corporation, Crawford AE LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Data Genomix LLC, Waekon Corporation, CAD Enterprises, Inc., Crawford United Acquisition Company, LLC, and JPMorgan Chase Bank, N.A., as amended September 30, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 13th day of November 2019, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)

21