Form 10-K
period 2019-12-31
CRAWFORD UNITED Corp
filed 2020-03-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission file number: 000-000147

CRAWFORD UNITED CORPORATION

(Formerly Hickok Incorporated)

(Exact name of registrant as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10514 Dupont Avenue, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (216) 243-2614

Securities registered pursuant to

Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Shares, without par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the Registrant had 2,145,806 voting Class A Common Shares outstanding and 596,848 voting Class B Common Shares outstanding. As of such date, non-affiliates held 982,188 Class A Common Shares and 80,056 Class B Common Shares. As of June 30, 2019, based on the closing price of $18.00 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Shares held by such non-affiliates was approximately $17,679,384. There is no trading market in the Class B Common Shares.

As of February 28, 2020, 2,537,629 Class A Common Shares and 771,848 Class B Common Shares were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2019.

PART I

ITEM 1. BUSINESS.

Corporate Name Change

In connection with the sale of certain assets comprising its Test and Measurement business segment to Hickok Waekon, LLC, Hickok Incorporated agreed to take commercially reasonable efforts to change its name to one or more names that do not include “Hickok” or “Waekon” or any derivation thereof.

Buyer granted the Company a non-exclusive, irrevocable, non-assignable, worldwide, royalty-free license to utilize the “Hickok” trademark and trade name in its business during a post-closing period following the closing of the Transaction.  Buyer granted the Company a similar license to use the “Hickok-Inc.com” domain name during such post-closing period.  On May 15, 2019, Hickok Incorporated changed its name to Crawford United Corporation and its trading symbol for its Class A Common Shares to “CRAWA.”

General Development of Business

Crawford United was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Crawford United" as used herein mean Crawford United and its wholly-owned subsidiaries, CAD Enterprises Inc., Data Genomix LLC, Federal Hose Manufacturing LLC, Crawford AE LLC, doing business as Air Enterprises, and Supreme Electronics Corp. Crawford United is a publicly traded holding company serving diverse markets, including healthcare, education, automotive, aerospace, trucking, and petrochemical.

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

Industrial Hose:

The Industrial Hose segment was added July 1, 2016, when the Company purchased the assets of  Federal Hose Manufacturing, LLC in Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets.

Test and Measurement:

The Test and Measurement segment is the legacy business that was started in 1910 when the Company was founded, and was sold on June 1, 2018. This business segment included electronic testing products designed and manufactured for the automotive and trucking industries and includes indicators and gauges for the locomotive and aircraft industries. The automotive diagnostic products were sold to original equipment manufacturers and to the aftermarket under several brand names and through a variety of distribution methods. In the aircraft industry, primary customers were manufacturers of commercial, military and personal airplanes. In the locomotive industry, indicators and gauges were sold to manufacturers and servicers of railroad equipment and locomotives.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company had a number of patents that related to the Test and Measurement segment that was divested in June 2018. There are no significant patents associated with the Company’s existing operations. Other than the names “Federal Hose” and “Air Enterprises” and the FactoryBilt® and SiteBilt® registered trademarks, the Company does not have any material licenses, franchises or concessions.

Seasonality

In light of the markets served by its products, the Company does not believe that its Aerospace Components, Industrial Hose, or Commercial Air Handling businesses are seasonal in nature. The Company believes that seasonality impacted the Test and Measurement segment based upon the automotive aftermarket revenues, as the first and fourth quarters of the calendar year tend to be weaker than the other two quarters in this market. Since the sale of this segment in June 2018, this seasonality has not affected operating results.

Dependence on Customers

For the year ended December 31, 2019, sales to three customers in the Commercial Air Handling segment were 12% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 29% of consolidated sales. For the year ended December 31, 2018, sales to two customers in the Commercial Air Handling segment were 14% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 18% of consolidated sales. The Company has long-term contractual relationships with a large customer in the Aerospace Components segment.

Competitive Conditions

The Company is engaged in highly competitive industries and faces competition from domestic and international firms. Competition in the Industrial Hose segment comes from domestic and international suppliers. The Company believes that its products in this segment are largely commodities, but the Company’s products are differentiated by a well-known brand name and excellent customer service. Competition in the Commercial Air Handling segment comes from both custom and non-custom air handling solution manufacturers. The Company believes that it has a strong competitive position due to the high quality and long life of the Company’s customized aluminum air handling solutions. Competition in the Aerospace Components segment comes from other domestic and international components manufacturers; however, the Company believes that it has a strong competitive position due to its expertise, certifications, long term customer contracts, and reputation for excellent quality.

Number of Persons Employed

Total employment by the Company was 271 full-time employees at December 31, 2019, compared to was 275 full-time employees at December 31, 2018.

Available Information

The Company's Internet address is http://www.crawfordunited.com/. Crawford United makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments and supplements to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains these documents at www.sec.gov.

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

We may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the heavy-duty truck, industrial equipment, aircraft, health care, education, pharmaceutical, industrial manufacturing, agricultural, and petrochemical industries are sensitive to general economic conditions. Slower global economic growth, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, public health crises, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers, including having the effect of:

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

Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, could adversely affect our business and financial results. For example, the U.S. administration has increased tariffs on certain goods imported into the United States, raising the possibility of imposing significant, additional tariff increases and substantial changes to trade agreements. These factors have adversely affected, and in the future could further adversely affect, our business and results of operations. Furthermore, retaliatory tariffs or other trade restrictions on products and materials that we or our customers and suppliers export or import could affect demand for our products. Direct or indirect consequences of tariffs, retaliatory tariffs or other trade restrictions may also alter the competitive landscape of our products in one or more regions of the world. Trade tensions or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact our business, financial condition and results of operations.

Decreased availability or increased costs of materials could increase our costs of producing our products.

We purchase raw materials, fabricated components, some finished goods and services from a variety of suppliers. Where appropriate, we employ contracts with our suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands, import duties and tariffs, economic conditions, or other conditions such as public health crises, which could impair our ability to procure necessary materials or increase the cost of these materials. For example, in December 2019 and January 2020, an outbreak of a new strain of Coronavirus in Wuhan, China, has resulted in travel disruption and an impact on corporate operations in China. At this point, the exact extent to which the Coronavirus may impact our supply chain or results of operations is uncertain; however, our operational results may suffer and our revenues may be impacted in 2020 as a result of the Coronavirus outbreak. Further, inflationary and other increases in costs of materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping products and receiving materials are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost or change in quality of those materials could impact our ability to manufacture our products and could increase the cost of production, which could negatively impact our revenues and profitability.

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

We are dependent on key customers.

We rely on several key customers. For the twelve months ended December 31, 2019, our ten largest customers accounted for approximately 53% of our net sales. For the twelve months ended December 31, 2018, our ten largest customers accounted for approximately 50% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

Our business operations could be significantly disrupted by the loss of any members of our senior management team and segment leaders.

Our success depends to a significant degree upon the continued contributions of our senior management team and segment leaders. Our senior management team has extensive marketing, sales, manufacturing, finance and engineering experience, and we believe that the depth of our management team is instrumental to our continued success. The loss of any of our key managers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

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

Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.

The processing and storage of certain information is increasingly subject to privacy and data security regulations and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe and elsewhere, including but not limited to the California Consumer Privacy Act and the General Data Protection Regulation (the “GDPR”), are uncertain, evolving and may be inconsistent among jurisdictions. Complying with these various laws may be difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. We may be required to expend additional resources to continue to enhance our information privacy and security measures, investigate and remediate any information security vulnerabilities and/or comply with regulatory requirements.

Changes in foreign, cultural, political and financial market conditions could impair the Company’s operations and financial performance.

The economies of foreign countries important to the Company’s operations could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. The Company’s international operations, including sourcing operations (and the international operations of the Company’s customers), are subject to inherent risks which could adversely affect the Company, including, among other things:

●	protectionist policies restricting or impairing the manufacturing, sales or import and export of the Company’s products, including tariffs and countermeasures;

●	new restrictions on access to markets;

●	lack of developed infrastructure;

●	inflation (including hyperinflation) or recession;

●	devaluations or fluctuations in the value of currencies;

●

changes in and the burdens and costs of compliance with a variety of laws and regulations, including the Foreign Corrupt Practices Act, tax laws, accounting standards, trade protection measures and import and export licensing requirements, environmental laws and occupational health and safety laws;

●	social, political or economic instability;

●	acts of war and terrorism;

●	natural disasters or other crises;

●	reduced protection of intellectual property rights; and

●	increases in duties and taxation;

Further, on June 23, 2016, the United Kingdom held a referendum in which voters approved the withdrawal of the United Kingdom from the European Union. Because of the referendum, the British government began negotiating the terms of the United Kingdom’s future relationship with the European Union. While the European Union and United Kingdom reached an agreement on Brexit in October 2019, and the United Kingdom exited the European Union on January 31, 2020, details of the new trade and regulatory relationship are still to be finalized. There may be greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities in the future. These changes could cause disruptions to trade and free movement of goods, services, and people to and from the United Kingdom, disruptions to the workforce or the workforce of the Company’s suppliers or business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political, and economic uncertainty. The foregoing could create uncertainty surrounding the Company’s business and the business of existing and future customers and suppliers, which could increase the cost of some of the Company’s products, thereby reducing its margins. Further, the foregoing risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its business, financial condition, and results of operations. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

Should any of these risks occur, the Company’s ability to sell or export its products could be impaired; the Company could experience a loss of sales and profitability from its international operations; and/or the Company could experience a substantial impairment or loss of assets, any of which could have a material adverse impact on the Company’s business.

The elimination of or change in the London Interbank Offered Rate (LIBOR) may adversely affect the interest rates on and value of certain floating rate securities and other instruments that we hold.

LIBOR is a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments. Published reports have indicated that regulatory authorities and/or financial institutions may change how LIBOR is calculated or discontinue its calculation and publication after 2021. Alternative reference rates have been developed, including The Federal Reserve Bank of New York’s Secured Overnight Financing Rate (SOFR), but the acceptance of such alternative rates and their applicability to existing instruments is uncertain. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, outstanding securities with interest rates tied to LIBOR may be adversely affected if those securities either do not provide for the automatic substitution of another reference rate or convert to another reference rate or a fixed rate that could be less favorable to us. Outstanding securities and contracts that could be affected include certain preferred stocks and other floating rate securities, fixed rate securities that may convert to LIBOR-based floating rate instruments in the future, certain derivatives, and any other assets or liabilities whose value is tied to LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could also adversely affect the value of those instruments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company operates facilities in the United States of America as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Akron, OH	100,000 Sq. Ft.	Used for design and manufacturing air handling units and administration	Leased through 2024, with renewal options extending through 2034.

Cleveland, Ohio	37,000 Sq. Ft.	Used for corporate administrative headquarters.	Owned

Ocala, Florida	7,500 Sq. Ft.	Used for the storage of hydraulic hose.	Leased, through 2023.

Painesville, Ohio	50,000 Sq. Ft.	Used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Phoenix, Arizona	71,000 Sq. Ft.	Used for manufacturing and precision machining of aerospace components.	Leased through 2022, with renewal options extending through 2026.

The Company's headquarters and executive offices are located in Cleveland, Ohio. The Company's Industrial Hose segment utilizes the Painesville, Ohio and Ocala, Florida properties. The Company’s Commercial Air Handling segment utilizes the Akron, Ohio property. The Company’s Aerospace segment utilizes the Phoenix, Arizona property.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS.*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

Mr. Brian E. Powers was elected to the Company’s Board of Directors in February 2014 and became Chairman in July 2015. He was appointed Chief Executive Officer on September 1, 2016.

Mrs. Kelly J. Marek was elected Vice President Finance and Chief Financial Officer in December 2016.

OFFICE	OFFICER	AGE
Chairman and Chief Executive Officer	Brian E. Powers	57
Vice President Finance and Chief Financial Officer	Kelly J. Marek	49

●	The description of Executive Officers called for in this Item is included pursuant to the instructions to Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

The Company’s Class A Common Shares are traded on the Over-The-Counter Pink Sheets under the symbol “CRAWA,” formerly traded on the Over-The-Counter Pink Sheets under the symbol “HICKA.” There is no market for the Company’s Class B Common Shares.

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

	Fiscal year ended		Fiscal year ended
	December 31, 2019		December 31, 2018
	HIGH	LOW	HIGH	LOW
First Quarter	$14.00	$10.00	$10.50	$7.75
Second Quarter	19.96	12.06	10.20	7.05
Third Quarter	20.21	14.00	13.50	8.50
Fourth Quarter	23.00	18.00	13.00	9.79

b) HOLDERS

As of February 28, 2020, there were approximately 157 shareholders of record of the Company's outstanding Class A Common Shares and 6 holders of record of the Company's outstanding Class B Common Shares.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the year ended on December 31, 2019 include operations in the Aerospace Components segment and operations of DG in the Corporate and Other segment, but not in the Test and Measurement segment. Conversely, our results for the year ended December 31, 2018 include operations in the Test and Measurement segment, but not in the operations of DG in the Corporate and Other segment.

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

Results of Operations

Year Ended December 31, 2019 Compared with Year ended December 31, 2018

Sales for the year ended December 31, 2019 (“current year”) increased to $89.7 million, an increase of approximately $23.3 million or 35% from sales of $66.4 million during the year ended December 31, 2018 (“prior year”). This increase in sales was primarily attributable to results from the Aerospace Components segment acquired on July 1, 2018, as well organic growth, primarily from the Commercial Air Handling segment.

Cost of sales for the current year was $70.1 million compared to $51.1 million in the prior year, an increase of $19.0 million or 37%.  Gross profit was $19.6 million in the current year compared to $15.3 million in the prior year, an increase of $4.3 million.  The increase in cost of sales and gross profit was attributable to the addition of the Aerospace Components segment and stronger performance in the Commercial Air Handling segment.

There were no product development expenditures during the current year as those expenditures historically were related to the Test and Measurement segment which was divested in June 2018. The company had $0.2 million of product and development expenditures in the prior year, which were made prior to the divestiture of the Test and Measurement business.

Selling, general and administrative expenses (SG&A) in the current year were $9.1 million, or 10% of sales, compared to $7.8 million, or 12% of sales, in the prior year. SG&A expenses increased due to higher selling expenses to support sales growth, and decreased as a percentage of sales due to the sale of the Test and Measurement segment. SG&A costs are comprised of sales and administrative salaries, commissions, professional services, intangible asset amortization, and other costs not directly associated with manufacturing of products.

Interest charges in the current year were approximately $1.1 million compared to $0.8 million in the prior year. The increase in interest expense was primarily related to the increase in weighted outstanding debt for the current year resulting from the acquisition of the Aerospace Components segment on July 1, 2018, in addition to the higher weighted average interest rate in the current year.

There was no loss on the sale of business in the current year, as compared to $1.2 million loss in the prior year. The loss on the sale of business is directly related to the sale of certain assets of the Company comprising its Test and Measurement segment on June 1, 2018.

Other expense, net was $34 thousand in the current year compared to $123 thousand of other expense, net in the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, transaction costs and other miscellaneous charges. The decrease is primarily related to fewer merger and acquisition (“M&A”) activities compared to the prior year.

Income tax expense in the current year was $2.4 million compared to $1.7 million in the prior year. Income tax expense increased due to higher income in the current year. Tax expense is recorded at the Company’s expected effective tax rate of 26% in the current year as compared to 32% in the prior year.

Net income for the current year was $7.0 million, or $2.13 per diluted share compared to a net income of $3.6 million, or $1.14 per diluted share in the prior year.

Liquidity and Capital Resources

As described further in Note 15 to our consolidated financial statements, effective July 1, 2018, we completed the CAD acquisition for an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a seller, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses.  In connection with that transaction, we amended our credit agreement to, among other things, increase the maximum availability under our revolving credit facility to $12 million, and to increase the amount of our term loan to $6 million. We also amended our promissory notes payable to First Francis Company Inc. (“First Francis”) to increase the interest rate payable from 4.0% to 6.25%, and to provide First Francis with the right to convert up to $648,000 principal amount of one note into shares of Class B Common shares at a conversion price of $6.48 per share, subject to shareholder approval which was obtained on May 10, 2019. Subsequently, we also amended our outstanding convertible loan with Roundball to provide Roundball LLC (“Roundball”) with the option to convert, subject to shareholder approval which was obtained on May 10, 2019, a portion of the indebtedness into Class B Common Shares at a conversion price of $1.43 per Class B Common Share, up to a maximum amount of 75,000 Class B Common Shares.

On July 9, 2019, First Francis exercised its option to convert $648,000 of existing indebtedness into 100,000 Class B Common Shares of the Company.

On December 11, 2019, Roundball provided notice to the Company of its exercise of the conversion option (the “Conversion Option”) with respect to amounts outstanding under the promissory note between the Company and Roundball, dated December 30, 2011, and issued in the aggregate original principal amount of $466,880 (the “Promissory Note”).  On December 18, 2019, the Company issued 75,000 Class B Shares and 251,489 shares of the Company’s Class A common stock (the “Class A Shares”) to Roundball following the Company’s receipt on December 11, 2019, of a notice from Roundball of its exercise of the Conversion Option in respect of $466,880 of the principal and interest amount outstanding under the Promissory Note between the Company and Roundball, thereupon retiring all outstanding debt incurred and accrued interest under the Promissory Note.  On December 11, 2019, Roundball exercised the warrants issued pursuant to the Warrant Agreement dated December 30, 2012 (as amended) between the Company and Roundball for 100,000 of the Company’s Class A Shares at an exercise price of $2.50 per share, resulting in an aggregate exercise price of $250,000.

On September 30, 2019, we amended our credit agreement, dated as of June 1, 2017, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”)  to, among other things, increase the maximum availability under our revolving credit facility from $12 million to $20 million, and to extend the maturity of the revolving loan from June 1, 2021 to June 1, 2024. On December 30, 2019, we amended our Credit Agreement to remove the borrowing base requirement.  Management believes the increase of the revolving credit facility and other modifications to the loan agreement provided additional flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at December 31, 2019 increased to $27.0 million from $23.3 million at December 31, 2018, an increase of $3.8 million. The increase in current assets is comprised of the following: an increase in accounts receivable of $4.2 million, an increase in inventories of $2.2 million and an increase in contract assets of $0.3 million offset by a decrease in cash of $2.8 million. Fluctuations in accounts receivable and contract assets related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Total current liabilities at December 31, 2019 decreased to $16.3 million from $16.9 million at December 31, 2018, a decrease of $0.6 million.  Changes in current liabilities are comprised of the following: an increase of short term notes payable of $0.9 million, an increase in current leases payable of $0.8 million, an increase in accounts payable of $0.9 million, offset by a decrease in contract liabilities (included in unearned revenue on the balance sheet)  of $3.3 million and a decrease in convertible notes of $0.2 million.  The increase in leases payable is related to the adoption of the new lease accounting standard adopted January 1, 2019 as discussed in Note 1 and Note 9 of the notes to the consolidated financial statements. The increase in notes payable reflects required principal payments due in the next twelve months related to the CAD seller note. Fluctuations in contract liabilities related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts.

Cash provided by operating activities in the current year was approximately $0.9 million, compared to cash provided by operating activities of $10.3 million in the same period a year ago. Cash provided by operating activities for the current year is comprised of the following: net income of $7.0 million and adjustments for non-cash items of $3.0 million, offset by cash used for working capital adjustments of $9.1 million.  The primary uses of working capital were the increase in accounts receivable of $4.2 million, the increase in inventory of $2.2 million, and the decrease in contract liability (included in unearned revenue) of $3.3 million, offset by the increase in accounts payable of $0.7 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon the timing of achievement of progress billing milestones for contracts.

Cash used in investing activities for the current year of $0.8 million, compared to cash used in investing activities of $11.7 million in prior year. Cash used in investing activities in the current year was for the purchase of DG in April 2019 and capital expenditures in the normal course of business. Cash used in investing activities in the prior year was for the purchase CAD in July 2018 and capital expenditures in the normal course of business.

Cash used in financing activities was approximately $2.9 million for the current year, compared to cash provided by financing activities of $4.0 million in the prior year. Cash used by financing activities for the current year was primarily related to: $1.6 million for payments against notes and $1.8 million for net payments against bank debt, offset by $0.3 million proceeds from the Roundball borrowing and $0.3 million from proceeds from the Roundball warrant exercise. Cash provided by financing activities for the prior year was primarily related to: $9.0 million seller note entered into in connection with the acquisition of CAD and $14.2 million borrowed against bank debt ($12.0 million directly related to the acquisition of CAD). The increases in borrowings were offset by the $9.8 million repayment against bank debt and the $0.4 million repayments for the notes.

The Company expects positive cash flow from operations to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. In addition, the Company had $16.2 million available to borrow on the revolving credit facility at December 31, 2019. See Note 7 of the notes to the consolidated financial statements. Management believes the Company has adequate liquidity for debt service, working capital, capital expenditures and other strategic initiatives.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company's completion of the requirements of the commercial air handling contract. At December 31, 2019, the Company did not have any active surety bonds for which performance and payment not been satisfied. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

Over the past five years, inflation has had a minimal effect on the Company because of low rates of inflation.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions, including the acquisition of MPI Products, Inc. (dba Marine Products International), and manage the larger operations of the combined businesses, (b) the Company's dependence upon a limited number of customers and the aerospace industry, (c) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (d) the Company's ability to capitalize on market opportunities in certain sectors, (e) the Company's ability to obtain cost effective financing and (f) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Crawford United Corporation

Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford United Corporation (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

March 12, 2020

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$2,232,499	$5,057,626
Accounts receivable less allowance for doubtful accounts	14,001,795	9,835,262
Contract assets	2,422,379	2,083,349
Inventory less allowance for obsolete inventory	7,678,690	5,497,982
Prepaid expenses and other current assets	703,002	818,609
Total Current Assets	27,038,365	23,292,828

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	228,872	257,205
Buildings and leasehold improvements	1,837,009	1,709,165
Machinery and equipment	13,950,444	13,343,878
Total property, plant and equipment	16,016,325	15,310,248
Less accumulated depreciation	3,622,153	2,006,133
Property, Plant and Equipment, Net	12,394,172	13,304,115

Operating right of use assets, net	9,224,840	-

OTHER ASSETS:
Goodwill	9,791,745	9,582,202
Intangibles, net of accumulated amortization	3,950,838	4,332,202
Other non-current assets	88,046	95,263
Total Non-Current Other Assets	13,830,629	14,009,667
Total Assets	$62,488,006	$50,606,610

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2019	2018
CURRENT LIABILITIES:
Notes payable - current	$2,749,459	$1,755,663
Bank debt - current	1,333,333	1,333,333
Leases payable	850,664	13,800
Accounts payable	6,071,522	5,169,819
Unearned revenue	1,998,578	5,257,797
Accrued expenses	3,281,445	3,325,337
Total Current Liabilities	16,285,001	16,855,749

LONG-TERM LIABILITIES:
Notes payable	7,676,697	11,086,402
Bank debt	6,376,594	8,194,679
Leases payable	8,513,448	2,642
Deferred income taxes	2,207,734	1,701,653
Total Long-Term Liabilities	24,774,473	20,985,376

STOCKHOLDERS' EQUITY
Preferred 1,000,000 shares authorized, no shares outstanding
Common shares - no par value	-	-
Class A 10,000,000 shares authorized, 2,553,503 issued at December 31, 2019 and 2,161,014 issued at December 31, 2018	3,599,806	2,641,300
Class B 2,500,000 shares authorized, 954,283 shares issued at December 31, 2019 and 779,283 issued at December 31, 2018	1,465,522	710,272
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(1,905,780)
Class A – 37,208 shares issued at December 31, 2019 and December 31, 2018
Class B -182,435 shares issued at December 31, 2019 and December 31, 2018
Retained earnings	16,527,083	9,577,792
Total Stockholders' Equity	21,428,532	12,765,485

Total Liabilities and Stockholders' Equity	$62,488,006	$50,606,610

See accompanying notes to consolidated financial statements.

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2019	December 31, 2018

Total Sales	$89,698,527	$66,378,306
Cost of Sales	70,123,892	51,074,339
Gross Profit	19,574,635	15,303,967

Operating Expenses:
Product development costs	-	220,418
Selling, general and administrative expenses	9,063,969	7,769,090
Operating Income	10,510,666	7,314,459

Other (Income) and Expenses:
Interest charges	1,056,843	749,021
Loss on sale of business	-	1,160,574
Other (income) expense, net	34,333	123,134
Total Other (Income) and Expenses	1,091,176	2,032,729
Income before Provision for Income Taxes	9,419,490	5,281,730

Provision for Income Taxes:
Current	1,890,912	543,031
Deferred	548,715	1,124,989
Total Provision for Income Taxes	2,439,627	1,668,020
Net Income	$6,979,863	$3,613,710

Net Income per Common Share - Basic	$2.45	$1.29

Net Income per Common Share - Diluted	$2.13	$1.14

Weighted Average Shares of Common Stock Outstanding – Basic	2,849,239	2,799,706
Weighted Average Shares of Common Stock Outstanding - Diluted	3,277,857	3,181,572

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2017	$2,246,367	$710,272	$1,741,901	$(264,841)	$5,964,082	$10,397,781

Share-based compensation expense	394,933	-	-	-	-	394,933
Repurchase of Class B Shares	-	-	-	(1,640,939)		(1,640,939)
Net Income	-	-	-	-	3613,710	3,613,710
Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485
Share-based compensation expense	348,877	-	-	-	-	348,877
Warrant exercise	250,000	-	-	-	-	250,000
Note conversion	359,629	755,250	-	-	-	1,114,879
Cumulative effect of accounting change related to lease standard	-	-	-	-	(30,572)	(30,572)
Net Income	-	-	-	-	6,979,863	6,979,863
Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2017	2,130,681	779,283	15,795	667	2,114,886	778,616

Stock Awards	30,333	-	-	-	30,333	-
Repurchase of shares	-	-	21,413	181,768	(21,413)	(181,768)
Balance at December 31, 2018	2,161,014	779,283	37,208	182,435	2,123,806	596,848
Stock Awards	41,000	-	-	-	41,000	-
Warrant exercise	100,000	-	-	-	100,000	-
Note conversion	251,489	175,000	-	-	251,489	175,000
Balance at December 31, 2019	2,553,503	954,283	37,208	182,435	2,516,295	771,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Net Income	$6,979,863	$3,613,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,054,721	1,606,509
Loss on disposal of assets	10,544	10,750
Loss on disposal of operations	-	1,160,574
Non-cash share-based compensation expense	348,877	394,933
Deferred income taxes	548,715	1,124,910
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(4,164,533)	761,496
Decrease (Increase) in inventories	(2,180,708)	(1,681,250)
Decrease (Increase) in contract assets	(339,030)	(477,358)
Decrease (Increase) in prepaid expenses & other assets	125,324	(697,202)
Increase (Decrease) in accounts payable	747,632	1,578,467
Increase (Decrease) in accrued expenses	32,328	282,079
Increase (Decrease) in unearned revenue	(3,269,190)	2,656,442
Total adjustments	(6,085,320)	6,720,350
Net Cash Provided by Operating Cash Activities	$894,543	$10,334,060

Cash Flows from Investing Activities
Cash paid for acquisition	$(50,001)	$(11,209,583)
Capital expenditures	(746,430)	(479,880)
Net Cash Used in Investing Activities	(796,431)	(11,689,463)

Cash Flows from Financing Activities
Payments on related party notes	(1,592,298)	(362,427)
Borrowings on convertible notes	266,880	-
Payments on bank debt	(4,385,211)	(9,823,106)
Borrowings on bank debt	2,539,598	14,186,750
Payments on capital lease	(11,158)	(32,298)
Proceeds from options and warrants	258,950	-
Net Cash Provided by (Used in) Financing Activities	(2,923,239)	3,968,919
Net Increase (decrease) in cash and cash equivalents	(2,825,127)	2,613,516

Cash and cash equivalents at beginning of year	5,057,626	2,444,110

Cash and cash equivalents at end of year	$2,232,499	$5,057,626

Supplemental disclosures of cash flow information
Interest paid	$949,280	$783,739
Income taxes paid	$1,815,482	$205,514
Non-cash proceeds received for Class A and Class B Shares in exchange for the sale of certain assets	$-	$1,640,939
Non-cash seller notes issued for acquisition	$-	$9,000,000
Conversion of debt to equity	$848,000	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRAWFORD UNITED CORPORATION
DECEMBER 31, 2019 AND 2018

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

Principles of Consolidation
The consolidated financial statements include the accounts of Crawford United and its wholly-owned domestic subsidiaries. Significant intercompany transactions and balances have been eliminated in the financial statements.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the periods presented.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The new standard was effective for fiscal years and interim periods within those years, beginning on or after December 15, 2018. The adoption of this new standard on January 1, 2019 resulted in assets of $9.7 million recorded as Operating Right of Use Assets, net, and additional lease liabilities of $9.8 million.  The Company also recorded an adjustment to retained earnings resulting from the cumulative effect of the change in accounting of ($0.1) million.  See Note 9 for further information.

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

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. For the year ended December 31, 2019, sales to three customers in the Commercial Air Handling segment were 12% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 29% of consolidated sales. For the year ended December 31, 2018, there were sales to one customer in the Aerospace segment that were greater than 18% of the consolidated sales of the company.

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

Revenue Recognition
The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company applies the following standards and recognizes revenue when (1) it has a firm contract and the parties are committed to perform their respective obligations, (2) the product has been shipped to and accepted by the customer or the service has been provided, (3) the sales price is fixed or determinable and (4) amounts are reasonably assured of collection, including the consideration of the customer’s ability and intention to pay when the amount is due.  The Company primarily receives fixed consideration for sales of product.  The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year.  Shipping and handling amounts paid by customers are included in revenue. Sales tax and other similar taxes are excluded from revenue.

Construction Contracts

The Company recognizes revenue on construction contracts over time; as performance obligations are satisfied, due to the continuous transfer of control to the customer.  The customer typically controls the work in process, as evidenced by the contract.  The Company’s construction contracts are generally accounted for as a single performance obligation, since the Company is providing a significant service of integrating components into a single project.  The Company recognizes revenue using a cost-based input method, by which actual costs incurred relative to total estimated contract costs determine, as a percentage, progress toward contract completion.  This percentage is applied to the transaction price to determine the amount of revenue to recognize.  The Company believes the cost-based input method is the best depiction of performance, because it directly measures the value of the services transferred to the customer. Revenues on uninstalled materials are recognized when control is transferred to the customer, which does not necessarily equate to when the cost is incurred.

The payment terms of the Company’s construction contracts from time to time require the customer to make advance payments as well as interim payments as work progresses.  The advance payment generally is not considered a significant financing component as the Company expect to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

Contract Estimates

Due to the nature of the Company’s performance obligations, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgment. Since a significant change in one or more of these variables could affect the profitability of contracts, the Company reviews and updates contract-related estimates regularly through a review process in which the Company reviews the progress and execution of performance obligations and the estimated cost at completion.

The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method.  Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified.  Revenue and profit in future periods of contract performance is recognized using the adjusted estimate.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, a provision for the entire loss is recognized in the period it is identified.

Contract Modifications

Contract modifications are routine in the performance of the Company’s contracts.  Contracts are often modified to account for changes in the contract specifications or requirements.  In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Variable Consideration

The nature of the Company’s contracts can give rise to several types of variable consideration, including claims, unpriced change orders, and liquidated damages and penalties.  The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount.

Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessment of legal enforceability, past performance, and all information (historical, current, and forecasted) that is reasonably available to the Company.

Cost and Expense Recognition

Contract costs include all direct labor, materials, subcontractor, and equipment costs, and those indirect costs related to contract performance, such as indirect labor, tools and supplies. For construction contracts, costs are generally recognized as incurred.

Unearned Revenue

Unearned revenue consists of customer deposits and contract liabilities related to the Commercial Air Handling segment.

Disaggregation of  Revenue

Revenue earned over time was $51.6 million and $41.8 million for the years ended December 31, 2019 and 2018.  Revenue earned at a  point in time was $38.1 million and $24.6 million for the years ended December 31, 2019 and 2018.

Deferred Commissions

Commissions are earned based on the status of the contract. Commissions are paid upon receipt of payment for units shipped.

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

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized. The depreciation policy of the Company is generally as follows:

Class	Method	Estimated Useful Lives (years)

Buildings & Improvements	Straight-line	10	to	40
Machinery and equipment	Straight-line	3	to	20
Tools and dies	Straight-line		3

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

3.    ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $18,325 and $35,000 at December 31, 2019 and 2018, respectively.

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31, 2019	December 31, 2018

Raw materials and component parts	$2,945,427	$2,313,664
Work-in-process	2,800,699	1,209,117
Finished products	2,183,170	2,201,693
Total Inventory	7,929,296	5,724,474
Less: Inventory reserves	250,606	226,492
Net Inventory	$7,678,690	$5,497,982

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets consist of the following:

	December 31, 2019	December 31, 2018

Customer Intangibles	$4,970,000	$4,970,000
Non-Compete Agreements	200,000	200,000
Trademarks	340,000	340,000
Total Other Intangibles	5,510,000	5,510,000
Less: Accumulated Amortization	1,559,162	1,177,798
Other Intangibles, Net	$3,950,838	$4,332,202

Intangible amortization expense was as follows:

	December 31, 2019	December 31, 2018

Accumulated amortization at the beginning of the period	$1,177,798	$613,601
Amortization expense	381,364	564,197
Accumulated amortization at end of period	$1,559,162	$1,177,798

Intangible amortization for the next five years is as follows:

Amortization in future periods

2020	$379,030
2021	379,030
2022	355,697
2023	339,030
2024	339,030

 6.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	December 31, 2019	December 31, 2018

Land	$228,872	$257,205
Buildings and Improvements	1,837,009	1,709,165
Machinery & Equipment	13,950,444	13,343,878
Total Property, Plant & Equipment	16,016,325	15,310,248
Less: Accumulated Depreciation	3,622,153	2,006,133
Property Plant & Equipment, Net	$12,394,172	$13,304,115

Depreciation expense and other adjustments to accumulated depreciation expense are as follows:

	December 31, 2019	December 31, 2018

Accumulated depreciation, beginning balance	$2,006,133	$4,242,913
Depreciation expense	1,645,829	1,042,312
Disposals	(29,809)	(3,279,092)
Accumulated depreciation ending balance	$3,622,153	$2,006,133

7.      BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $12,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month. The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility from June 1, 2021 to June 1, 2024. The Credit Agreement was amended on December 30, 2019 to eliminate the borrowing base.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder.  [The Credit Agreement also provides for a separate credit line for borrowings of up to an aggregate of $1,000,000 for capital expenditures until July 5, 2019, at which time any outstanding capital expenditure borrowings will be converted into a term loan maturing at the earlier of five years after such conversion or the termination of the revolving credit facility.]2  The Company did not borrow from this credit line prior to its expiration. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for LIBOR loans. The maturity date of the revolving facility is June 1, 2024. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio.

Bank debt balances consist of the following:

	December 31, 2019	December 31, 2018

Term Debt	$4,111,111	$5,444,444
Revolving Debt	3,722,995	4,184,158
Total Bank Debt	7,834,106	9,628,602
Less: Current Portion	1,333,333	1,333,333
Non-Current Bank Debt	6,500,773	8,295,269
Less: Unamortized Debt Costs	124,179	100,590
Net Non-Current Bank Debt	$6,376,594	$8,194,679

Minimum principal payments due on the term loan until maturity are:

Term Loan

2020	$1,333,333
2021	1,333,333
2022	1,444,445
Total principal payments	$4,111,111

The Company had $16.3 million and $7.8 million available to borrow on the revolving credit facility at December 31, 2019 and 2018, respectively.

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

As part of the Convertible Loan, the parties entered into a Warrant Agreement, dated December 30, 2012 (as amended to date, the “Warrant Agreement”), whereby the Company issued a warrant to Roundball to purchase, at its option, up to 100,000 shares of Class A Common Stock of the Company at an exercise price of $2.50 per share, subject to certain anti-dilution and other adjustments. The Warrant Agreement, as amended, expired December 30, 2019.

On December 11, 2019, Roundball provided notice to the Company of its exercise of the Conversion Option and exercised the Warrants.  On December 18, 2019, the Company issued 75,000 Class B Shares and 251,489 shares of the Company’s Class A common stock (the “Class A Shares”) to Roundball following the Company’s receipt on December 11, 2019, of a notice from Roundball of its exercise of the Conversion Option in respect of $466,880 of the principal and interest amount outstanding under the Promissory Note between the Company and Roundball, thereupon retiring all outstanding debt incurred and accrued interest under the Promissory Note.

On December 11, 2019, Roundball exercised the Warrants for 100,000 of the Company’s Class A Shares at an exercise price of $2.50 per share, resulting in an aggregate exercise price of $250,000.

The outstanding balance on the Convertible Loan as of December 31, 2019 and 2018, respectively was $0 and $200,000.

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

Notes Payable

Notes payable consist of the following:

	December 31, 2019	December 31, 2018

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning on October 31, 2016.	$1,302,776	$1,485,061

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning on October 31, 2016.	1,248,380	2,157,004

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	7,875,000	9,000,000

Total notes payable	10,426,156	12,642,065

Less current portion	2,749,459	1,555,663

Notes payable – non-current portion	$7,676,697	$11,086,402

Principal payments on the notes payable are as follows for the years ended December 31:

	Related Party Notes	Seller Note

2020	$499,459	$2,250,000
2021	533,479	2,250,000
2022	1,518,218	2,250,000
2023	-	1,125,000
2024	-	-
Total principal payments	$2,551,156	$7,875,000

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

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extended the leases for up to 10 years.  Lease expense for the year ended December 31, 2019 was approximately $1.6 million.  Lease expense for operating leases under the prior leasing standards for the year ended December 31, 2018 was approximately $1.3 million.

Supplemental balance sheet information related to leases:

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$9,224,840

Other current liabilities	850,664
Operating lease liabilities	8,513,448
Total operating lease liabilities	$9,364,112

Weighted Average Remaining Lease Term
Operating Leases (in years)	11.0

Weighted Average Discount Rate
Operating Leases	5.0%

Future minimum lease payments at December 31, 2019 were as follows:

Operating Leases
Year Ending December 31,
2020	$1,301,166
2021	1,269,036
2022	1,271,491
2023	1,268,341
2024	1,285,820
Thereafter	5,601,342
Total future minimum lease payments	$11,997,169
Less: imputed interest	(2,633,084)
Total	$9,364,112

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

10. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (1,045,848 and 832,233 shares at December 31, 2019 and 2018, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $0.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

11. STOCK COMPENSATION

The Company's 2013 Omnibus Equity Plan (the “Plan”) was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. Under the Plan, 150,000 Class A Common Shares were initially reserved for issuance. The Plan was materially revised in 2019 to increase the maximum number of the Company’s Class A Common Shares, without par value, available for issuance to 400,000, providing an additional 250,000 Class A Common Shares under the Plan. This change to the Plan was approved in connection with the Company’s 2019 Annual Meeting of Shareholders. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. The Company granted 12,000 and 30,333 restricted stock awards under the Plan during the fiscal years ended December 31, 2019 and December 31, 2018, respectively. Approximately 274,000 Class A Common Shares remain available for issuance under the Plan.

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

Non-cash compensation expense related to stock option plans was $348,877 and $394,933 for the years ended December 31, 2019 and December 31, 2018, respectively.

12. INCOME TAXES

A reconciliation of the provision of income taxes to the statutory federal income tax rate is as follows:

	Year	Year
	December 31, 2019	December 31, 2018

Income Before Provision for Income Taxes	$9,419,490	$5,281,730
Statutory rate	21%	21%
Tax at statutory rate	1,978,092	1,109,163
State taxes, net of federal benefit	551,179	79,165
Permanent differences	23,889	196,142
Return to Provision Adjustments and Other	(113,533)	283,550
Provision for income taxes	$2,439,627	$1,668,020

Deferred tax assets (liabilities) consist of the following:

	December 31, 2019	December 31, 2018

Inventories	$164,768	$145,844
Bad debts	4,659	8,773
Accrued liabilities	279,508	281,475
Prepaid expense	(116,524)	(95,371)
Depreciation and amortization	(2,798,040)	(2,928,232)
Research and development and other credit carryforwards	556,387	1,266,043
Right of use lease accounting	(19,600)	-
Directors stock option plan	163,427	62,134
Total deferred tax liability	(1,765,415)	(1,259,334)
Valuation allowance	(47,319)	(47,319)
Reserve for uncertain tax positions	(395,000)	(395,000)
Total reserves & allowances	(442,319)	(442,319)
Net deferred tax liability, net of reserves	$(2,207,734)	$(1,701,653)

Valuation Allowance
The Company has a valuation allowance for deferred tax assets based upon certain credits that may not be fully utilized in the future. The Company believes the valuation allowance of $47 thousand at December 31, 2019 and 2018, respectively, is adequate.

Reserve for Uncertain Tax Positions
The Company has a reserve of unrecognized tax benefits related to exposures in accordance with ASC 740. The Company believes the valuation allowance of $0.4 million at December 31, 2019 and 2018, respectively, is adequate. Due to the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Tax Credits and Net Operating losses:

At December 31, 2019, the Company has state net operating losses (NOLs) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	State NOLs	R& D & Other Credits
2020	-	3,000
2021	-	3,000
2022	-	3,000
2023	-	3,000
2024	-	3,000
2025	-	3,000
2026	-	72,216
2027	-	152,732
2028	-	68,676
2029	191,519	31,081
2030	414,231	44,712
2031	641,229	59,085
2032	-	71,062
2033	532,837	73,198
2034	285,607	76,429
2035	-	73,315
2036 and beyond	-	-
	$2,065,423	$740,506

13.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	2019	2018

Net Income Per Common Share - Basic
Income available to common stockholders	$6,979,863	$3,613,710
Weighted Average Shares of Common Stock Outstanding	2,849,239	2,799,706

Net Income Per Common Share - Basic	$2.45	$1.29

Effect of Dilutive Securities
Weighted Average Shares of Common Stock Outstanding - Basic	2,849,239	2,799,706
Options and warrants under convertible note	428,618	381,866
Weighted Average Shares of Common Stock Outstanding - Diluted	3,277,857	3,181,572

Net Income Per Common Share – Diluted
Income available to common stockholders	$6,979,863	$3,613,710
Weighted Average Shares of Common Stock Outstanding - Diluted	3,277,857	3,181,572

Net Income Per Common Share - Diluted	$2.13	$1.14

Included in the computation of diluted earnings per for fiscal ended December 31, 2019 and December 31, 2018 were options, warrants and underlying shares related to the convertible notes.

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

For the years ended December 31, 2019 and December 31, 2018, the Company made matching contributions to the plans in the amount of $315,090 and $183,996 respectively. The Company does not provide any other postretirement benefits to its employees.

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

Acquisition related costs are included in Other Expense, Net in the consolidated statements of income. Acquisition related costs were $74,117 and $268,607 for the years ended December 31, 2019 and December 31, 2018, respectively. Also, see Note 7, Bank Debt and Note 8, Notes Payable regarding further information regarding the acquisitions and the loan agreements and notes issued in connection with such acquisitions.

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

Test and Measurement:

The Test and Measurement segment is the legacy business that was started in 1910 when the Company was founded, and was sold June 1, 2018. This business segment included electronic testing products designed and manufactured for the automotive and trucking industries and included indicators and gauges for the locomotive and aircraft industries. The automotive diagnostic products are sold to original equipment manufacturers and to the aftermarket under several brand names and through a variety of distribution methods. In the aircraft industry, primary customers are manufacturers of commercial, military and personal airplanes. In the locomotive industry, indicators and gauges are sold to manufacturers and servicers of railroad equipment and locomotives.

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired in April 2019.

	Year Ended December 31, 2019
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$51,564,344	$30,126,438	$7,171,164	$836,581	$89,698,527
Gross Profit	12,350,412	5,015,003	1,970,149	239,071	19,574,635
Operating Income	7,141,097	2,876,304	859,114	(365,849)	10,510,666
Pretax Income	7,140,398	2,073,239	635,995	(430,142)	9,419,490
Net Income	5,291,035	1,536,270	471,272	(318,714)	6,979,863

	Year Ended December 31, 2018
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	41,833,444	14,397,557	6,942,886	3,204,419	66,378,306
Gross Profit	11,046,113	1,653,123	1,813,752	790,979	15,303,967
Operating Income	6,409,687	807,860	820,881	(723,969)	7,314,459
Pretax Income	6,328,158	630,966	619,909	(2,297,303)	5,281,730
Net Income	4,746,119	473,225	464,461	(2,070,095)	3,613,710

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended December 31, 2019	Year Ended December 31, 2018

United States of America	$89,370,005	$64,874,554
Canada	283,011	351,211
China	23,134	-
Mexico	-	53,246
Poland	1,750	10,299
Peru	12,202	-
Other	8,425	1,088,996
	$89,698,527	$66,378,306

All export sales to foreign countries are made in US Dollars.

18. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the years ended December 31, 2019 and 2018. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	Year Ended December 31, 2019
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019

Sales	$21,836,087	$24,514,636	$22,244,681	$21,103,124
Gross Profit	4,829,888	5,226,933	4,987,563	4,530,251
Operating Income	2,571,071	2,791,553	2,558,779	2,589,263
Net Income	1,745,458	1,831,479	1,694,868	1,708,058
Net Income per Common Share:
Basic	$0.63	$0.66	$0.59	$0.58
Diluted	$0.55	$0.57	$0.52	$0.51

	Year Ended December 31, 2018
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Sales	$11,878,700	$13,593,192	$19,771,137	$21,135,277
Gross Profit	3,018,441	3,486,578	4,450,389	4,348,726
Operating Income	643,085	1,816,945	2,471,279	2,383,150
Net Income	373,752	394,625	1,497,079	1,348,254
Net Income per Common Share:
Basic	$0.13	$0.14	$0.55	$0.50
Diluted	$0.11	$0.13	$0.48	$0.43

19. SUBSEQUENT EVENTS

Effective January 2, 2020, the Company, completed the acquisition (the “Transaction”) of substantially all of the assets (the “Assets”) of MPI Products, Inc. (dba Marine Products International), an Ohio corporation and supplier of marine hose and marine accessories to boat builders and distributors (the “Seller”), pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into as of January 1, 2020 by and among the Company, the Seller, the seller parties named therein (the “Seller Parties”) and the Seller Parties’ representative named therein (the “Sellers’ Representative”). Upon the closing of the Transaction, the Assets were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $9.4 million, payable at closing, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Asset Purchase Agreement, plus the assumption of specified liabilities of the Seller.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2019, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Crawford United is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

March 13, 2020

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders," "Share Ownership of Directors and Officers" and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

2.1(c)

Asset Purchase Agreement, entered into as of April 19, 2019, by and between Hickok Operating LLC and Data Genomix, Inc.  (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on April 23, 2019).

2.1(d)

Asset Purchase Agreement, entered into as of January 1, 2020, by and among the Company, the Seller, the Seller Parties and the Sellers’ Representative (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on January 1, 2020).

3.1	Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 21, 2019).
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).
3.3	Second Amended and Restated Code of Regulations (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 21, 2019).
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

10(n)

Amendment No. 3 to Convertible Loan Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015) effective through December 30, 2015.

10(o)

Amendment No. 1 to Registration Rights Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015).

10(p)

Amendment No. 4 to Convertible Loan Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015 effective through December 30, 2016.

10(q)

Amendment No. 1 to Warrant Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015) effective through December 30, 2016.

10(r)

Revolving Credit Agreement, dated June 3, 2016 between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

10(s)

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

10(u)

Amendment No. 5 to Convertible Loan Agreement, dated December 20, 2016, by and between the Company and Roundball, LLC. effective through December 30, 2017 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on December 27, 2016).

10(v)

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

10(x)

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

10(z)

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

10(ab)

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

10(ad)	Amended and Restated 2013 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 14, 2019).
10(ae)

Credit Agreement, dated June 1, 2017, as amended by that certain First Amendment Agreement, dated as of July 5, 2018, among Crawford United Corporation, Crawford AE LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Data Genomix LLC, Waekon Corporation, CAD Enterprises, Inc., Crawford United Acquisition Company, LLC, and JPMorgan Chase Bank, N.A., as amended September 30, 2019 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on October 4, 2019).

10(af)

Credit Agreement, dated June 1, 2017, as amended by that certain First Amendment Agreement, dated as of July 5, 2018, and that certain Second Amendment Agreement, dated as of September 30, 2019, among Crawford United Corporation, Crawford AE LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Data Genomix LLC, Waekon Corporation, CAD Enterprises, Inc., Crawford United Acquisition Company, LLC, and JPMorgan Chase Bank, N.A., as amended December 30, 2019 (filed herewith).

11	Computation of Net Income Per Common Share.
14	Crawford United Corporation Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

CRAWFORD UNITED CORPORATION By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 13th day of March 2020:

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
Luis E. Jimenez

CRAWFORD UNITED CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2018
Reserve for doubtful accounts	$60,275	$-	$(25,275)	$35,000
Reserve for inventory obsolescence	242,239	56,261	(72,008)	226,492
Reserve for product warranty	199,899	419,460	(145,055)	474,304
Valuation allowance for deferred taxes	47,319	-	-	47,319
Reserve for uncertain tax positions	$395,000	$-	$-	$395,000

Year Ended December 31, 2019
Reserve for doubtful accounts	$35,000	$-	$(16,675)	$18,325
Reserve for inventory obsolescence	226,492	24,114	-	250,606
Reserve for product warranty	474,304	417,505	(589,323)	302,486
Valuation allowance for deferred taxes	47,319	-	-	47,319
Reserve for uncertain tax positions	$395,000	$-	$-	$395,000