Form 10-K/A
period 2019-12-31
CRAWFORD UNITED Corp
filed 2020-04-29
CIK 47307

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of March 31, 2020, 2,537,629 Class A Common Shares and 771,848 Class B Common Shares were outstanding.

Documents Incorporated by Reference: None.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2019.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Crawford United Corporation (“the “Company”) Annual Report on Form 10-K for the fiscal year ending December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020 (the “Original Filing”). The Company is filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as the Company will not file its definitive proxy statement on Schedule 14A within 120 days after the end of the fiscal year ended December 31, 2019 due to the fact that the 2020 Annual Shareholders Meeting will be held on June 30, 2020 and the record date for such meeting has been set at May 1, 2020. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certificates of the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Company has not updated the disclosures contained Original Filing to reflect any events which occurred subsequent to the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

INFORMATION CONCERNING DIRECTORS

Matthew V. Crawford, 50, was appointed to the Company’s Board of Directors (the “Board”) in 2014. In 2018, Mr. Crawford was elected Chairman of the Board of Directors and appointed as Chief Executive Officer of Park-Ohio Holdings Corp (“Park-Ohio”) in 2018. Prior to that, he served as President and Chief Operating Officer since 2003 and has served on the Park-Ohio Board since 1997. Mr. Crawford has served as the President of The Crawford Group (a venture capital, management consulting company) since 1995. Mr. Crawford has amassed extensive knowledge of public and private company strategies and operations. Mr. Crawford was designated to serve per the Roundball, LLC (“Roundball”) contractual rights under the Convertible Loan Agreement, entered into between the Company and Roundball on December 30, 2011 (as amended from time to time, the “Convertible Loan Agreement”).

Brian E. Powers, 57, was appointed to the Board in 2014 was appointed as President and Chief Executive Officer of the Company in September 2016. Prior to joining the Company, Mr. Powers served as Owner of Brian Powers & Associates LLC since 2001 (management consulting firm); Chief Administrative Officer and General Counsel of Greencastle LLC (developer of data centers and clean energy projects), 2014-2015; Managing Director of League Park Advisors LLC (mid-market investment banking firm) from 2010 to 2014; Chief Executive Officer of Caxton Growth Partners LLC (strategic management consulting firm) from 2001 to 2010, Mr. Powers brings over 20 years of diverse experience as a business executive, entrepreneur, management consultant, corporate lawyer and investment banker to the Board.

Luis E. Jimenez, 50, was appointed to the Board in 2019. Mr. Jimenez is the Founder and Managing Member of Madison Sixty LLC, a private investment, consulting and advisory firm, where he has served since 2014. From 2011 to 2014, Mr. Jimenez was Head Portfolio Manager and Risk Management Officer at OpenArc Asset Management, LLC, an investment and asset management firm. Prior to that, Mr. Jimenez served in portfolio management positions at various hedge fund and asset management firms while also serving as a key member on multiple committees. Mr. Jimenez brings deep experience and expertise in asset management, investment analysis and risk management to the Board.

Steven H. Rosen, 49, was appointed to the Board in 2012. Mr. Rosen has served as Co-Chief Executive Officer and Co-Founder of Resilience Capital Partners (private equity firm) since 2001.  Mr. Rosen brings to the Board an extensive background in mergers and acquisitions, financial analysis and consulting as well as contacts throughout the financial and investing field. Mr. Rosen was designated to serve pursuant to Roundball’s contractual right under the Convertible Loan Agreement. Mr. Rosen serves on the Board of Directors for Park-Ohio Holdings Corp. and AmFin Financial Corporation.

Kirin M. Smith, 42, was appointed to the Board in 2009. Mr. Smith has served as Managing Partner of Intrinsic Value Capital, L.P. (fundamental equity investment fund) since November 2005; Chief Operating Officer of ProActive Capital Group (capital markets advisory firm) since January 2012; Assistant Vice President of Financial Dynamics (business and financial communications consultancies) for five years prior to November 2005. Mr. Smith brings an extensive background in financial analysis and consulting to the Board, as well as contacts throughout the financial and investing field. Mr. Smith also represents major Class A Common Stock shareholders, bringing this perspective to the Board as well.

Certain other information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

DELINQUENT SECTION 16(a) REPORTS

Under the U.S. securities laws, specifically, Section 16(a) of the Exchange Act, our Directors, executive officers, and beneficial owners of more than 10% of our Class A Common Shares are required to report their initial ownership of Common Shares and any subsequent changes in that ownership to the SEC. Due dates for the reports are specified by those laws, and we are required to disclose in this proxy statement any failure in the past year to file by the required dates. Based solely on written representations of our Directors and executive officers and on copies of the reports that they have filed with the SEC, it is our belief that all of our Directors and executive officers complied with all Section 16(a) filing requirements applicable to them with respect to transactions in our equity securities during fiscal year 2019, except for a Form 4 related to the June 18, 2019 transaction in which Edward V. Crawford exercised 1,000 options to purchase the Company’s Class A Common Shares at a price of $2.925 per share. The Form 4 representing this transaction was filed on July 1, 2019. This late filing was due to an inadvertent error.

Code of ETHICS

The Company has adopted a Code of Business Conduct for all of the Company’s directors, officers and employees. The Company has also adopted a Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers (the “Financial Code of Ethics”), which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The Code of Business Conduct and the Financial Code of Ethics are available on the Company’s website at http://www.crawfordunited.com/investor.html.

AUDIT COMMITTEE

Certain information relating to the Company’s Audit Committee appears in Item 13 of this Amendment No. 1 on Form 10-K/A under the heading “Director Independence.”

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for services in all capacities to the Company’s Chief Executive Officer and Chief Financial Officer, who are the Company’s named executive officers (the “Named Executive Officers”):

Summary Compensation Table

Name; Principal Position	Year	Salary	Bonus(1)	Restricted Stock Awards(2)	Stock Option Awards	All Other Compensation	Total
Brian Powers	Fiscal Year Ended December 31, 2019	$240,000	$60,000	$ 62,400	-	-	$362,400
President and Chief Executive Officer	Fiscal Year Ended December 31, 2018	$210,833	-	$112,582	-	-	$323,415
Kelly J. Marek	Fiscal Year Ended December 31, 2019	$135,000	$5,000	$31,200	-	-	$171,200
Chief Financial Officer	Fiscal Year Ended December 31, 2018	$120,417	-	$35,000	-	-	$155,417

(1)

Represents bonuses earned from the plans described in the section “Profit Sharing Plans” below. Bonuses are normally paid after the end of the year in which the bonus was earned. Discretionary bonuses related the 2019 fiscal year were awarded in April 2020 and scheduled to be paid by July 1, 2020. There were no bonuses earned by the Named Executive Officers in fiscal

2018 .

(2)	Represents the aggregate grant date fair value of Class A Common Stock and restricted share grants awarded, calculated in accordance with FASB ASC Topic 718.

■ Named Executive Officers: The Compensation Committee (“Committee”) recommended an increase in the base salary for Mr. Powers to $240,000 effective October 1, 2018. The Committee also recommended an increase in the base salary for Kelly J. Marek, Chief Financial Officer, to $135,000 effective October 1, 2018. The Board approved the Committee’s recommendation in both cases. In January 2018, May 2018, and January 2019, Mr. Powers and Mrs. Marek were granted stock awards under the 2013 Omnibus Equity Plan based upon their performance. The Company believes the most effective compensation program rewards executives’ contribution in achieving and exceeding goals of the Company, and aligns executives’ interests with those of the stockholders. Moreover, the Company believes a successful compensation structure will help the Company attract and retain superior employees in key positions.

■ Profit Sharing Plans: Bonus distributions under the Company’s profit-sharing plans are determined by the Compensation Committee based on factors such as the employee’s influence on Company results, performance during the preceding years (with emphasis on the previous year) and the employee’s anticipated long-term contribution to corporate goals. No bonuses were earned by or paid to the Named Executive Officers for fiscal 2018.

■ 2013 Omnibus Equity Plan: Under the Company’s 2013 Omnibus Equity Plan, the Compensation Committee has the authority to grant the following types of awards to employees, executive officers, non-employee Directors and consultants: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Upon a termination of service with the Company, unvested awards generally terminate or are forfeited, except upon a termination of service as a result of death, disability or retirement, in which case awards held by a participant become immediately vested and, in the case of stock options or stock appreciation rights, such participant, or such participant’s estate as applicable, will be able to exercise the options for the period of time stated in the 2013 Omnibus Equity Plan or as otherwise stated in the agreement governing his or her award. Except as otherwise provided in the 2013 Omnibus Equity Plan or a specific award agreement, upon a “change in control” (as defined under the Plan) all awards generally become fully exercisable, vested, earned and payable. Restricted share awards granted to the Named Executive Officers during fiscal 2019 and 2018 are scheduled to vest in one-third annual increments beginning on the first anniversary of the date of grant.

OUTSTANDING EQUITY AWARDS

AT FISCAL YEAR-END

There were 14,334 Class A Common Shares outstanding under equity awards issued to the Named Executive Officers of the Company as of December 31, 2019. The following table shows, for the named executive officers, outstanding equity awards held by such officers at December 31, 2019:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercis-able (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($)
Brian E. Powers	-	-			10,334	$90,807	-	-

Kelly J. Marek	-	-			4,000	$37,400	-	-

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to non-employee Directors during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total

Edward F. Crawford (2)	$-	$31,200	$31,200
Matthew V. Crawford	-	31,200	31,200
Luis E. Jimenez	-	-	-
Steven H. Rosen (3)	-	31,200	31,200
Kirin M. Smith (4)	-	31,200	31,200

(1)

Represents the aggregate grant date fair value of Class A Common Shares awarded, calculated in accordance with FASB ASC Topic 718. On January 2, 2019, the Company awarded 3,000 Class A Common Shares to each Director under the 2013 Omnibus Equity Plan.

(2)	Edward F. Crawford resigned from the Board on June 17, 2019.

(3)

At December 31, 2019, Steven Rosen held stock options for an aggregate of 1,000 Class A Common Shares, all of which are fully vested and exercisable at an exercise price of $2.925 per Class A Common Share, and which will expire on March 8, 2022.

(4)

At December 31, 2019, Kirin Smith held stock options for an aggregate of 2,000 Class A Common Shares, all of which are fully vested and exercisable at an exercise price of $2.925 per Class A Common Share, and which will expire on March 8, 2022.

■ Generally: For the fiscal year ended December 31, 2019, both employee and non-employee Directors received no fees for attending any Board, Committee or Special Planning meetings held during the year. Each non-employee Director was awarded 3,000 shares of Class A Common Stock on January 5, 2019 under the 2013 Omnibus Equity Plan, with the exception of Luis E. Jimenez, who was nominated to the Board on March 13, 2019. No other compensation was paid to the Company’s Directors.

■ 2013 Omnibus Equity Plan: Under the Company’s 2013 Omnibus Equity Plan, the Compensation Committee of the Board has the authority to grant stock awards to members of the Board. During the fiscal year ended December 31, 2019, there were an aggregate of 12,000 Class A Common Shares awarded to the non-employee Directors of the Company under the 2013 Omnibus Equity Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2019 with respect to equity compensation plans (including individual compensation arrangements) under which Common Shares of the Company are authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,000	$2.925	271,000
Equity compensation plans not approved by security holders	-	$ N/A	-

Total	3,000		271,000

(1)	Pursuant to 2013 Omnibus Equity Plan

The 2013 Omnibus Equity Plan is the Company’s share-based award program for covered employees, consultants and Directors. The plan provides the Company with flexibility to grant a variety of share-based awards, including the following: (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted share units, (v) performance shares and (vi) Class A Common Shares. Those who will be eligible for awards under the Amended and Restated 2013 Equity Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee.

BENEFICIAL OWNERSHIP OF COMMON SHARES

The following table sets forth, as of April 24, 2020 (unless otherwise noted), the beneficial ownership of the Company’s Common Shares by:

■	each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Shares;

■	each Director, each Director nominee identified in this Proxy Statement, and each Named Executive Officer of the Company; and

■	all of the Company’s Directors and executive officers as a group.

Unless otherwise noted, the shareholders listed in the table below have sole voting and investment powers with respect to the Common Shares beneficially owned by them. The address of each Director, nominee for Director, and executive officer is 10514 Dupont Avenue, Suite 200, Cleveland, Ohio 44108. As of April 24, 2020, there were 2,537,629 Class A Common Shares and 771,848 Class B Common Shares outstanding.

Name	Number / Class of Common Shares Beneficially Owned (1)	Percentage of Outstanding Common Shares
Directors and Executive Officers
Matthew V. Crawford	1,146,144 Class A Common Shares (6) (10) 375,912 Class B Common Shares (7) (10)	45.1% 48.7%
Brian E. Powers	60,000 Class A Common Shares	2.4%
Steven H. Rosen	682,407 Class A Common Shares (6) (8) 170,000 Class B Common Shares (7)	26.9% 22.0%
Kirin M. Smith	70,049 Class A Common Shares (9)	2.8%
Luis E. Jimenez	0 Class A Common Shares	*
Kelly J. Marek	21,000 Class A Common Shares	*
All Directors and Executive Officers (as a group)	1,300,258 Class A Common Shares(11) 375,912 Class B Common Shares	51.2% 48.7%
Other Principal Beneficial Owners
Edward F. Crawford	457,848 Class A Common Shares (8) (10) 197,838 Class B Common Shares (10)	18.0% 25.6%
Patricia H. Aplin(2) 1178 Bellingham Drive Oceanside, CA 92057	112,752 Class A Common Shares (3) (4) 118,042 Class B Common Shares (3) (4)	4.4% 15.3%
Jennifer Elliot 1178 Bellingham Drive Oceanside, CA 92057	112,752 Class A Common Shares (3) (4) 118,042 Class B Common Shares (3) (4)	4.4% 15.3%
Roundball, LLC 1660 West 2nd Street, Suite 1100 Cleveland, Ohio 44113	672,407 Class A Common Shares (6) 170,000 Class B Common Shares (7)	26.5% 22.0%
Three Bears Trust 1660 West 2nd Street, Suite 1100 Cleveland, Ohio 4412	672,407 Class A Common Shares (6) 170,000 Class B Common Shares (7)	26.5% 22.0%
First Francis Company Inc. 6065 Parkland Boulevard Cleveland, OH 44124	911,250 Class A Common Shares (10) 403,750 Class B Common Shares (10)	35.9% 52.3%
SC Fundamental Value Fund LP 747 Third Avenue New York, NY 10017	40,000 Class B Common Shares (5)	5.2%

* Less than one percent.

(1)

Pursuant to Rule 13d-3 under the Exchange Act (“Rule 13d-3”), a person is deemed to be a beneficial owner of a security if he or she has or shares voting or investment power with respect to such security or has the right to acquire beneficial ownership within 60 days. Accordingly, the amounts shown throughout this Amendment No. 1 to the Annual Report on Form 10-K do not purport to represent beneficial ownership, except as determined in accordance with Rule 13d-3.

(2)	Daughter of the late Robert D. Hickok.

(3)	Shares are held by the Aplin Family Trust.

(4)	The ownership of 112,752 Class A Common Shares and 118,042 Class B Common Shares held by the Aplin Family Trust are attributed to Mrs. Elliott pursuant to the SEC’s rules.

(5)	Shares acquired in October 2018.

(6)

According to Schedule 13D/A filed January 13, 2015 with the Securities and Exchange Commission ("SEC"), Roundball, The Three Bears Trust, Matthew V. Crawford, and Steven H. Rosen have shared voting and dispositive power over 693,285 shares of the Company’s Class A Common Shares, including 20,000 of the Company's Class B Common Shares, rights to acquire Class A Common Shares through a warrant agreement, and rights to convert outstanding debt into Class A Common Shares.  Subsequent to January 13, 2015, Roundball exercised the warrants to acquire Class A Common Shares and converted the outstanding debt into Class A and Class B Common Shares, pursuant to the conversion rights, as amended.  The beneficial ownership of 672,407 Class A Common Shares held by Roundball is attributable to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the SEC’s rules.

(7)	The beneficial ownership of 170,000 Class B Common Shares held by Roundball is attributed to Mr. Matthew V. Crawford, Three Bears Trust, and Mr. Rosen pursuant to the SEC’s rules.

(8)	Includes 1,000 Class A Common Shares which may be acquired upon the exercise of immediately exercisable options.

(9)

According to Schedule 13D/A filed January 18, 2011 with the SEC, the following reporting persons have shared voting and shared dispositive power over 51,114 shares of the Company's Class A  Common Shares:  Intrinsic Value Capital, L.P., Glaubman & Rosenberg Partners, LLC, Glaubman & Rosenberg Advisors, LLC, Joseph Hain and Kirin Smith.  According to Form 4 filed December 27, 2019, Kirin Smith has sole voting and dispositive power over an additional 16,935 such shares (for a total, combined with the above mentioned 51,114 shares, of 68,049 Class A Common Shares).  In addition, there are 2,000 Class A Common Shares which may be acquired by Mr. Smith upon the exercise of immediately exercisable options.

(10)

First Francis Company Inc. is owned and controlled 49% by Mr. Edward Crawford and 51% by Mr. Matthew Crawford. The table assumes that Messrs. Edward and Matthew Crawford share the beneficial ownership of the Company stock in accordance with their ownership of First Francis Company Inc.

(11)

Includes 17,334 Class A Common Shares which the Directors and the Executive Officers of the Company have the right to acquire upon the exercise of immediately exercisable options and unvested restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended December 31, 2019, no transactions were proposed or occurred that are required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act, except as follows:

■ Convertible Loan Agreement with Roundball, LLC: On December 30, 2011, management entered into a Convertible

Loan Agreement with Roundball. The Convertible Loan Agreement provides approximately $467,000 of liquidity to meet ongoing working capital requirements of the Company and allows $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.25%. Roundball, a major shareholder of the Company, is an affiliate of Steven Rosen and Matthew Crawford, Directors of the Company.

There have been several amendments to the original agreement over the years for the purpose of extending the existing terms of the Convertible Loan Agreement. On December 29, 2018, management entered into Amendment No. 7 of the Convertible Loan Agreement with Roundball. The amended Convertible Loan:

●	Continues to provide approximately $467,000 of liquidity to meet on going working capital requirements;
●	Continues to allow $250,000 of borrowing on the agreement at the Company's discretion at an interest rate of 0.34%;
●

Expands the rights available to Roundball under the Roundball Conversion Option (the “Conversion Option”) to include the option, exercisable by Roundball in its sole discretion, and subject to requisite shareholder approval thereof and the terms and conditions set forth therein, to purchase up to 75,000 shares of Class B Common Stock of the Company at the Conversion Price; and

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

■ Promissory Notes Issued to First Francis Company Inc.: The Company has two separate outstanding promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in July 2018 in connection with acquisition of CAD. The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each have an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the July 2018 amendments to the Credit Agreement. In addition, the promissory note with original principal amount of $2,768,662 was amended in July 2018 to provide for a conversion option commencing July 5, 2019 which allows First Francis to convert the promissory note, in whole in part with respect to a maximum amount of $648,000, into shares of the Company’s Class B common stock at the price of $6.48 per share (subject to adjustment), subject to shareholder approval which was obtained on May 10, 2019.  On July 9, 2019, First Francis exercised its option to convert $648,000 of existing indebtedness into 100,000 Class B Common Shares of the Company. First Francis is owned by Matthew Crawford, who serves on the Board of the Company, and Edward Crawford, who retired as an executive officer and resigned from the Board of the Company in June 2019.

■ Federal Hose. The Company purchased Federal Hose on July 1, 2016 from First Francis, an entity owned by Matthew Crawford, who serves on the Board of the Company, and Edward Crawford, who served on the Board until June 17, 2019. The Merger Agreement provided that the Company acquire all of the membership interests of Federal Hose in exchange for an aggregate of (i) 911,250 Class A Common Shares; (ii) 303,750 Class B Common Shares; and (iii) $4,768,662 in certain promissory notes issued by the Company, which bear interest at an annual rate of 4% payable quarterly, are subject to redemption over a mandatory 10-year amortization schedule and are required to be fully redeemed within six years of their issuance date. In connection with this transaction, the Company also entered into a ten-year lease agreement with Edward Crawford for use of a facility in Painesville, Ohio, out of which the Federal Hose business is operated. The Company, through its Federal Hose subsidiary, paid rent to Edward Crawford during fiscal year 2019 in the amount of $15,000 per month under the lease agreement.

■ Fluid Routing Systems (FRS). During the fiscal year ended December 31, 2019, the Company, through Federal Hose and in connection with the operation of the Industrial Hose segment, purchased an aggregate total of $312,131 of extruded rubber hose and thermal-plastic hose and fittings from Fluid Routing Systems, Inc. (“FRS”), a distributor of hydraulic hose parts and components and wholly-owned subsidiary of Park-Ohio. In April, 2019, the Company entered into a lease agreement with FRS to rent 7,500 square feet for $36,000 per annum for the purpose of warehousing and distributing hoses. The term of the lease is five years. Edward F. Crawford and Matthew V. Crawford (or their respective affiliates) are the record and/or beneficial owners of shares of capital stock of Park-Ohio (a publicly-traded holding company). Matthew V. Crawford is an executive officer and member of the Board of Directors thereof; Edward F. Crawford retired as an executive officer and resigned from the Board of Directors in June 2019.

■HydraPower Dynamics: During the fiscal year ended December 31, 2019 the Company, through Federal Hose and in connection with the operation of the Industrial Hose segment, purchased an aggregate total of $539,598 of silicone hose from HydraPower, a distributor of silicone hose parts and components and wholly-owned subsidiary of Park-Ohio. Edward F. Crawford and Matthew V. Crawford (or their respective affiliates) are the record and/or beneficial owners of shares of capital stock of Park-Ohio (a publicly-traded holding company). Matthew V. Crawford is an executive officer and member of the Board of Directors thereof; Edward F. Crawford retired as an executive officer and resigned from the Board of Directors in June 2019.

■ Arizona Cast Turbine, LLC. During the fiscal year ended December 31, 2019, the Company, through CAD Enterprises and in connection with the operation of the Aerospace Components segment, purchased an aggregate total of $2,749,913 of castings from Arizona Cast Turbine, LLC (“ACT”), a closely-held entity in which Edward F. Crawford and Matthew V. Crawford, or certain entities affiliated therewith, own a minority equity interest, which was sold in June 2019. CAD’s casting supply relationship with ACT pre-dates the Company’s acquisition of the Aerospace Components segment.

■ KT Acquisition LLC (Komtek Forge): During the fiscal year ended December 31, 2019, the Company, through CAD Enterprises and in connection with the operation of the Aerospace Components segment, purchased an aggregate total of $368,788 of forgings from KT Acquisition LLC d/b/a Komtek Forge (“Komtek”), a private trust of which Edward F. Crawford is trustee. CAD’s forging supply relationship with Komtek pre-dates the Company’s acquisition of the Aerospace Components segment.

■ Supply Technologies: During the fiscal year ended December 31, 2019, the Company, through Air Enterprises and CAD Enterprises and in connection with the operation of the Commercial Air Handling and Aerospace Components segments, purchased an aggregate total of $379,785 of supplies with Supply Technologies, a wholly-owned subsidiary of Park-Ohio that specialized in supplier selection and management, planning, implementing, and managing the physical flow of product for customers. Edward F. Crawford and Matthew V. Crawford (or their respective affiliates) are the record and/or beneficial owners of shares of capital stock of Park-Ohio (a publicly-traded holding company). Matthew V. Crawford is an executive officer and member of the Board of Directors thereof; Edward F. Crawford retired as an executive officer and resigned from the Board Directors in June 2019.

Director Independence

The Board has determined that Steven H. Rosen, Chairman of the Audit Committee, satisfies the criteria adopted by the SEC to serve as “audit committee financial expert” and all three members of such Committee are independent directors. In addition, the Board has a Compensation Committee made up of two independent directors. The Board has determined that all remaining directors are independent except for Mr. Brian E. Powers, who is currently employed by the Company. The determinations of independence described above were made using the definition for independence of directors under NASDAQ listing standards. Set forth below is the membership of the various committees at December 31, 2019 with the number of meetings held during the fiscal year ended December 31, 2019 in parentheses:

Audit Committee (3) Matthew V. Crawford Steven H. Rosen Kirin M. Smith	Compensation Committee (1) Matthew V. Crawford Luis E. Jimenez

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2019 and 2018, Meaden & Moore, Ltd. provided various audit services and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

	FY 2019	FY 2018
Audit Fees	$100,100	$95,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	32,000	56,200
Totals	$132,100	$151,700

■

Audit Fees: Fees for audit services include fees associated with the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees also include fees associated with providing consents included with, and assistance with and review of, documents filed with the SEC.

■	Audit-Related Fees: There were no Audit-Related Fees.

■	Tax Fees: Tax Fees are for assistance in the preparation of various tax forms and schedules.

■	All Other Fees: Other Fees are for services provided in connection with business transactions.

The Board has a policy to assure the independence of the Company’s independent registered public accounting firm. It is the policy of the Audit Committee of the Board to approve all engagements of the Company’s independent auditor to render audit and non-audit services prior to the initiation of such services. All services listed above were preapproved by the Audit Committee.

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

CRAWFORD UNITED CORPORATION By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: April 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 29th day of April 2020:

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief
Kelly J. Marek	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Luis E. Jimenez	Director
Luis E. Jimenez

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith