Form 10-Q
period 2020-03-31
CRAWFORD UNITED Corp
filed 2020-05-15
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from Not Applicable to Not Applicable

Commission file number: 000-000147

CRAWFORD UNITED CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10514 Dupont Avenue, Suite 200, Cleveland, Ohio	44108
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

As of April 30, 2020, 2,539,629 shares of Class A Common Stock and 771,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$5,418,534	$2,232,499
Accounts receivable less allowance for doubtful accounts	12,716,637	14,001,795
Contract assets	4,197,918	2,422,379
Inventories-less allowance for obsolete inventory	10,936,788	7,678,690
Prepaid expenses and other current assets	795,907	703,002
Total Current Assets	34,065,784	27,038,365

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	228,872	228,872
Buildings and leasehold improvements	1,890,494	1,837,009
Machinery and equipment	14,049,260	13,950,444
Total property, plant and equipment	16,168,626	16,016,325
Less accumulated depreciation	4,056,837	3,622,153
Property, Plant and Equipment, Net	12,111,789	12,394,172

Operating Right of Use Asset, Net	9,007,314	9,224,840

OTHER ASSETS:
Goodwill	11,425,853	9,791,745
Intangibles, net of accumulated amortization	8,171,498	3,950,838
Other non-current assets	106,637	88,046
Total Non-Current Other Assets	19,703,988	13,830,629
Total Assets	$74,888,875	$62,488,006

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	2,752,449	2,749,459
Bank debt – current	1,333,333	1,333,333
Leases payable - current	727,961	850,664
Accounts payable	8,783,148	6,071,522
Unearned revenue	1,451,613	1,998,578
Accrued expenses	4,514,338	3,281,445
Total Current Liabilities	19,562,842	16,285,001

LONG-TERM LIABILITIES:
Notes payable – long-term	6,988,987	7,676,697
Bank debt – long-term	14,163,181	6,376,594
Deferred income taxes	2,207,734	2,207,734
Leases payable – long term	8,425,563	8,513,448
Total Long-Term Liabilities	31,785,465	24,774,473
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding
Common shares, no par value	-	-
Class A common shares - 10,000,000 shares authorized, 2,576,837 shares issued at March 31, 2020 and December 31, 2019, respectively	3,636,272	3,599,806
Class B common shares - 2,500,000 shares authorized, 954,283 shares issued at March 31, 2020 and December 31, 2019, respectively	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,905,780)	(1,905,780)
Class A common shares - 37,208 shares held at March 31, 2020 and December 31, 2019
Class B common shares – 182,435 shares held at March 31, 2020 and December 31, 2019
Retained earnings	18,602,653	16,527,083
Total Stockholders' Equity	23,540,568	21,428,532

Total Liabilities and Stockholders' Equity	$74,888,875	$62,488,006

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019

Total Sales	$25,281,574	$21,836,087
Cost of Sales	19,073,431	17,006,199
Gross Profit	6,208,143	4,829,888

Operating Expenses:
Selling, General and administrative expenses	3,069,994	2,258,817
Operating Income	3,138,149	2,571,071

Other (Income) and Expenses:
Interest charges	297,421	266,073
Other (income) expense, net	71,361	(23,874)
Total Other (Income) and Expenses	368,782	242,199
Income before Provision for Income Taxes	2,769,367	2,328,872

Provision for Income Taxes	693,797	583,414
Net Income	$2,075,570	$1,745,458

Net Income Per Common Share - Basic	$0.63	$0.63

Net Income Per Common Share - Diluted	$0.63	$0.55

Weighted Average Shares of Common Stock Outstanding
Basic	3,311,477	2,755,265
Diluted	3,313,157	3,178,420

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485
Share-based compensation expense	348,877	-	-	-	-	348,877
Warrant exercise	250,000	-	-	-	-	250,000
Note conversion	359,629	755,250	-	-	-	1,114,879
Cumulative effect of accounting change related to lease standard	-	-	-	-	(30,572)	(30,572)
Net Income	-	-	-	-	6,979,863	6,979,863
Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532
Share-based compensation expense	36,466	-	-	-	-	36,466
Net Income	-	-	-	-	2,075,570	2,075,570
Balance at March 31, 2020	$3,636,272	$1,465,522	$1,741,901	$(1,905,780)	$18,602,653	$23,540,568

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2018	2,161,014	779,283	37,208	182,435	2,123,806	596,848
Stock Awards	64,334	-	-	-	64,334	-
Warrant exercise	100,000	-	-	-	100,000	-
Note conversion	251,489	175,000	-	-	251,489	175,000
Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock Awards	-	-	-	-	-	-
Warrant exercise	-	-	-	-	-	-
Note conversion	-	-	-	-	-	-
Balance at March 31, 2020	2,576,837	954,283	37,208	182,435	2,539,629	771,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities
Net Income	$2,075,570	$1,745,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623,465	494,192
Non-cash share-based compensation expense	36,466	223,859
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	2,056,246	(1,332,723)
Decrease (Increase) in inventories	(339,843)	162,988
Decrease (Increase) in contract assets	(1,775,539)	(398,283)
Decrease (Increase) in prepaid expenses & other assets	(58,099)	51,144
Increase (Decrease) in accounts payable	2,305,197	(927,360)
Increase (Decrease) in accrued expenses	1,239,831	962,492
Increase (Decrease) in unearned revenue	(546,965)	(2,285,385)
Total adjustments	3,540,759	(3,049,076)
Net Cash Provided (Used) by Operating Activities	$5,616,329	$(1,303,618)

Cash Flows from Investing Activities
Cash paid for acquisition	(9,400,000)	-
Capital expenditures	(122,720)	(323,447)
Net Cash (Used in) Investing Activities	$(9,522,720)	$(323,447)

Cash Flows from Financing Activities
Payments on notes	(684,720)	(105,175)
Payments on bank debt	(3,093,747)	(1,083,334)
Borrowings on bank debt	10,870,893	451,716
Payments on finance lease	-	(1,639)

Net Cash Provided by (Used in) Financing Activities	$7,092,426	$(738,432)
Net Increase (decrease) in cash and cash equivalents	3,186,035	(2,365,497)
Cash and cash equivalents at beginning of period	2,232,499	5,057,626
Cash and cash equivalents at end of period	$5,418,534	$2,692,129

Supplemental disclosures of cash flow information
Interest Paid	$255,742	$190,462

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

During the three-month period ended March 31, 2020, there have been no changes to our significant accounting policies.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Adopted Accounting Standards

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $18,783 and $18,325 at March 31, 2020 and December 31, 2019, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	March 31, 2020	December 31, 2019

Raw materials and component parts	$2,923,247	$2,945,427
Work-in-process	3,367,632	2,800,699
Finished products	4,876,415	2,183,170
Total inventory	$11,167,294	7,929,296
Less: inventory reserves	230,506	250,606
Net inventory	$10,936,788	$7,678,690

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	March 31, 2020	December 31, 2019
Customer list intangibles	$7,670,000	$4,970,000
Non-compete agreements	200,000	200,000
Trademarks	2,040,000	340,000
Total intangible assets	9,910,000	5,510,000
Less: accumulated amortization	1,738,502	1,559,162
Intangible assets, net	$8,171,498	$3,950,838

Amortization of intangibles assets was: $179,340 and $93,591 for the three months ended March 31, 2020 and 2019, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	March 31, 2020	December 31, 2019

Land	$228,872	$228,872
Buildings and improvements	1,890,494	1,837,009
Machinery & equipment	14,049,260	13,950,444
Total property, plant & equipment	16,168,626	16,016,325
Less: accumulated depreciation	4,056,837	3,622,153
Property plant & equipment, net	$12,111,789	$12,394,172

Depreciation expense was $434,684 and $400,601 for the three months ended March 31, 2020 and 2019, respectively.

7.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $12,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month. The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility from June 1, 2021 to June 1, 2024. The Credit Agreement was further amended on December 30, 2019 to eliminate the borrowing base.

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

Bank debt balances consist of the following:

	March 31, 2020	December 31, 2019

Term debt	$3,777,778	$4,111,111
Revolving debt	11,843,888	3,722,995
Total Bank debt	15,621,666	7,834,106
Less: current portion	1,333,333	1,333,333
Non-current bank debt	14,288,333	6,500,773
Less: unamortized debt costs	125,153	124,179
Net non-current bank debt	$14,163,181	$6,376,594

The Company had $8.2 million and $16.3 million available to borrow on the revolving credit facility at March 31, 2020 and December 31, 2019, respectively.

8. NOTES PAYABLE

Convertible Notes Payable

The Company converted all of the convertible notes payable in fiscal year 2019 and no longer is party to any agreements of this nature. Interest expense related to convertible notes was $0 and $34 thousand for the three months ended March 31, 2020 and 2019, respectively.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD.  Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”).   The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of CAD.   Interest accrued on the original principal amount becomes due and payable in arrears beginning September 30, 2018, and subsequent interest is due on the first day of each calendar quarter thereafter up to and including June 30, 2019.  The Company is required to make quarterly principal payments, the amount of which will be calculated based on a four (4) year amortization schedule, beginning on September 30, 2019 and continuing on the last day of each calendar quarter thereafter up to and including the Maturity Date.

Notes payable consists of the following:

	March 31, 2020	December 31, 2019

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016	$1,255,411	$1,302,776

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016.	1,173,525	1,248,380

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	7,312,500	7,875,000

Total notes payable	9,741,436	10,426,156

Less current portion	2,752,449	2,749,459

Notes payable – non-current portion	$6,988,987	$7,676,697

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

Supplemental balance sheet information related to leases:

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets, net	$9,007,314	$9,224,840

Other current liabilities	727,961	850,664
Operating lease liabilities	8,425,563	8,513,448
Total operating lease liabilities	$9,153,524	$9,364,112

Weighted Average Remaining Lease Term
Operating Leases (in years)	11.0	11.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,

	2020	2019

Earnings Per Share - Basic
Net Income	$2,075,570	$1,745,458
Weighted average shares of common stock outstanding - Basic	3,311,477	2,755,265
Earnings Per Share - Basic	$0.63	$0.63

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,311,477	2,755,265
Warrants, Options and Convertible Notes	1,680	423,155
Weighted average shares of common stock -Diluted	3,313,157	3,178,420
Earnings Per Share - Diluted	$0.63	$0.55

11. ACQUISITIONS

Effective January 2, 2020, the Company completed the acquisition of substantially all of the assets of MPI Products, Inc. (dba Marine Products International) (“MPI”), pursuant to the Asset Purchase Agreement entered into by and between Crawford United Acquisition Company LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company, and MPI. Upon closing of the agreement, the assets were transferred to the Company in consideration of a purchase price of $9.4 million in cash, which was subject to post-closing adjustments based on working capital.

MPI manufactures and distributes industrial hoses used by the recreational boating industry and has one operating location in Cleveland, Ohio. Purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

Accounts Receivable	$771,088
Inventory	2,918,255
Fixed Assets	29,581
Prepaid and Other Assets	53,397
Intangibles Assets	4,400,000
Goodwill	1,634,108
Total Assets Acquired	$9,806,429

Accounts Payable	$-
Accrued Payroll and related expenses	-
Accrued Expense	406,429
Total Liabilities Assumed	$406,429

Net Assets Acquired	$9,400,000

On April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”), pursuant to the terms of an Asset Purchase Agreement entered into by and between Hickok Operating LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company, and DG on the date thereof. DG is in the business of developing and commercializing marketing and data analytic technology applications, which applications include, but are not limited to topplr, anglrjobs, anglrlegal and anglrads.

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

Industrial Hose:

The Industrial Hose segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company added the distribution of flexible hose for recreational boating to this segment through the acquisition of the assets of MPI Products on January 2, 2020.

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired in April 2019.

Information by industry segment is set forth below:

	Three Months Ended March 31, 2020
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$11,453,774	$7,255,826	$6,249,721	$322,253	$25,281,574
Gross Profit	3,047,801	1,270,760	1,762,367	127,215	6,208,143
Operating Income	1,619,769	740,248	665,583	112,549	3,138,149
Pretax Income	1,594,804	585,928	526,526	62,109	2,769,367
Net Income	1,196,102	439,446	393,470	46,552	2,075,570

	Three Months Ended March 31, 2019
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$11,744,561	$8,020,403	$1,797,091	$274,032	$21,836,087
Gross Profit	3,001,933	1,257,006	525,735	45,214	4,829,888
Operating Income	1,782,987	759,609	248,291	(219,816)	2,571,071
Pretax Income	1,782,696	562,956	192,479	(209,259)	2,328,872
Net Income	1,337,022	423,718	143,073	(158,355)	1,745,458

13. UNCERTAINTIES

 While the recent outbreak of the coronavirus (COVID-19) did not have a material adverse effect on the Company’s reported results for the three months ended March 31, 2020, the Company is actively monitoring the impact of the coronavirus outbreak, which is expected to negatively impact the Company’s business and results of operations for the second quarter and likely beyond. The extent to which the Company’s business and operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

14. SUBSEQUENT EVENTS

On April 10, 2020, Crawford United Corporation (the “Company”) entered into a promissory note (the “Promissory Note”) with JP Morgan Chase Bank, N.A., which provides for a loan in the amount of $3,679,383 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On May 5, 2020, the Company instructed JPMorgan to repay in full the Promissory Note pursuant to the Paycheck Protection Program under the CARES Act.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2020 and December 31, 2019, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While the recent outbreak of the coronavirus (COVID-19) did not have a material adverse effect on the Company’s reported results for the three months ended March 31, 2020, the Company is actively monitoring the impact of the coronavirus outbreak, which is expected to negatively impact the Company’s business and results of operations for the second quarter and likely beyond. The extent to which the Company’s operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items Affecting the Comparability of our Financial Results

Effective January 2, 2020, the Company completed the acquisition of certain assets of MPI Products, Inc., (“MPI”). The results of this acquisition are reported under the Industrial Hose segment.

Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The results of this acquisition are reported under the Corporate and Other segment.

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on March 31, 2020 include the added results of operations of MPI in the Industrial Hose segment and DG in the Corporate and Other segment. Conversely, our results for the quarter ended March 31, 2019 do not include the results of operation of MPI in the Industrial Hose segment or DG in the Corporate and Other segment.

Results of Operations – Three Months Ended March 31, 2020 and 2019

Sales for the quarter ended March 31, 2020 (“current quarter”) increased to $25.3 million, an increase of approximately $3.5 million or 16% from sales of $21.8 million during the same quarter of the prior year. This increase in sales was primarily attributable the Industrial Hose segment as a result of the acquisition of MPI.

Cost of sales for the current quarter was $19.1 million compared to $17.0 million, an increase of $2.1 million or 12% from the same quarter of the prior year.  Gross profit was $6.2 million in the current quarter compared to $4.8 million, an increase of $1.4 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was attributable to the Industrial Hose segment as a result of the acquisition of MPI.

Selling, general and administrative expenses (SG&A) in the current quarter were $3.1 million, or 12% of sales, compared to $2.3 million, or 10% of sales in the first quarter of last year. Selling, general and administrative expenses increased as a percentage of sales due to the acquisition of MPI in the Industrial Hose business. The Industrial Hose segment had a higher gross margin, but also higher SG&A expenses compared to sales in the first quarter of 2020.

Interest charges in the current quarter were approximately $0.3 million compared to $0.3 million in the same quarter of the prior year. The interest expense stayed the same due to higher average debt outstanding during the current quarter compared to the same quarter of the prior year, which was directly offset by lower weighted average interest rate on bank debt.

Other expense, net was $71 thousand in the current quarter compared to $24 thousand other income, net in the same quarter of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, acquisition expenditures and other miscellaneous charges.

Income tax expense in the current quarter was $0.7 million compared to $0.6 million in the same quarter of the prior year. Tax expense in the current period is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current quarter was $2.1 million or $0.63 per diluted share as compared to the net income of $1.7 million or $0.55 per diluted share for the same quarter of the prior year.

Liquidity and Capital Resources

As described further in Note 11 to the Company’s consolidated financial statements, effective January 2, 2020, the Company completed the MPI acquisition for a purchase price of $9.4 million cash, which is subject to certain post-closing adjustments based on working capital.

On September 30, 2019, the Company amended its credit agreement, dated as of June 1, 2017, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”) to, among other things, increase the maximum availability under our revolving credit facility from $12 million to $20 million, and to extend the maturity of the revolving loan from June 1, 2021 to June 1, 2024. On December 30, 2019, the Company amended its Credit Agreement to remove the borrowing base requirement. Management believes the increase of the revolving credit facility and other modifications to the loan agreement provided additional flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at March 31, 2020 increased to $34.1 million from $27.0 million at December 31, 2019, an increase of $7.1 million. The increase in current assets is comprised of the following: an increase in cash of $3.2 million; an increase in inventory of $3.3 million; and an increase in contract assets of $1.8 million, offset by a decrease in accounts receivable of $1.3 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts. The increase in inventory is related to the expansion of our Industrial Hose division through the acquisition of MPI. The Company is carrying higher cash balances due to the uncertainty of future economic conditions directly related to the COVID-19 pandemic.

Total current liabilities at March 31, 2020 increased to $19.6 million from $16.3 million at December 31, 2019, an increase of $3.3 million.  The increase in current liabilities is comprised of the following: the increase in accounts payable of $2.6 million; and an increase in accrued expenses of $1.2 million, offset by a decrease in leases payable of $0.2 million; and a decrease in contract liabilities (included in the unearned revenue item on the balance sheet) $0.5 million.

Cash provided by operating activities for the three months ended March 31, 2020 was approximately $5.8 million, compared to cash used by operating activities of $1.3 million in the same period a year ago. Cash used by operating activities for the current quarter is comprised of the following: net income of $2.1 million; adjustments for non-cash items of $0.7 million; and cash provided by working capital adjustments of $2.3 million. The primary drivers of increased working capital during the current quarter were the decrease in accounts receivable of $2.1 million and the increase in accounts payable of $2.3 million.

Cash used in investing activities for the three months ended March 31, 2020 of $9.5 million, compared to cash used in investing activities of $0.3 million in the same period a year ago. Cash used in investing activities was for the acquisition of MPI in the Industrial Hose segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $7.1 million for the three months ended March 31, 2020, compared to cash used by financing activities of $0.7 million in the same period a year ago. Cash provided by financing activities for the current quarter was primarily related to: $10.9 million borrowings on bank debt related to the acquisition of MPI; offset by cash used for $3.1 million in payments on bank debt; and $0.7 in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $8.2 million available to borrow on the revolving credit facility at March 31, 2020. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. In addition, see Note 7 of the notes to the consolidated financial statements.

The Company applied for was approved for a loan in the amount of $3,679,383 (the “PPP Loan”) on April 10, 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On May 5, 2020, the Company instructed JPMorgan to repay in full the Promissory Note pursuant to the Paycheck Protection Program under the CARES Act. See Note 13 of notes to the consolidated financial statements.

Due to the uncertainty of future economic conditions directly related to the COVID-19 pandemic, management has decided to carry higher cash balances and levels of liquidity, rather than focus on debt reduction goals. Management believes the Company has adequate liquidity for debt service, working capital, capital expenditures and other strategic initiatives. However, because the Company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company, the pandemic may adversely impact the Company’s available liquidity for debt service, working capital, or cause delay or curtailment of the Company’s planned capital expenditures or other strategic initiatives.

Off-Balance Sheet Arrangements

The Company has secured performance and payment bonds in the amount of $8.2 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management’s Discuss and Analysis of Financial Condition and Results of Operations in our Annual Report Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions, including the acquisition of MPI Products, Inc. (dba Marine Products International), and manage the larger operations of the combined businesses, (b) the Company's dependence upon a limited number of customers and the aerospace industry, (c) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (d) the Company's ability to capitalize on market opportunities in certain sectors, (e) the Company's ability to obtain cost effective financing (f) the Company's ability to satisfy obligations under its financing arrangements, (g) statements related to the expected effects on the Company’s business of the COVID-19 pandemic, (h) the duration and scope of the COVID-19 pandemic and impact on the demand for the Company’s products, (i) actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions, (j) the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity, (k) the pace of recovery when the COVID-19 pandemic subsides, (l) general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 3. MARKET RISK

This item is not applicable to the Company as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2020, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Crawford AE LLC (dba Air Enterprises), a wholly owned subsidiary of Crawford United Corporation, was named as a defendant in a lawsuit filed in Superior Court in Quebec, Canada by Carmichael Engineering Ltd. of Quebec (“Carmichael”). Carmichael’s lawsuit seeks payment of invoices for materials and services it allegedly provided to Air Enterprises prior to the Company’s acquisition and relating to a third-party cooling system. The Company believes the claims have been improperly brought and believes that the allegations are without merit. On March 30, 2020, the Company entered into a settlement agreement with Carmichael. The resolution of this matter did not have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

ITEM 1A. RISK FACTORS.

The COVID-19 pandemic has disrupted the company’s operations and could have a material adverse effect on the company’s business.

The Company’s business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has affected the Company’s operations including government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, and imposing other restrictions that could materially adversely affect the Company’s ability to maintain its operations. Specifically, the Company may experience, in the future, temporary facility closures in response to government mandates in certain jurisdictions in which the Company operates and in response to positive diagnoses for COVID-19 in certain facilities for the safety of the Company’s employees. The COVID-19 outbreak could also disrupt the Company’s supply chain and materially adversely impact its ability to secure supplies for its facilities, which could materially adversely affect the Company’s operations. There may also be long-term effects on the Company’s customers in and the economies of affected countries. Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may materially adversely affect the Company’s business. Any of the foregoing within the areas in which the company or its customers and suppliers operate would severely disrupt the Company’s operations and could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition. As the Company cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1(d)

Asset Purchase Agreement, entered into as of January 1, 2020, by and among the Crawford United Acquisition Company, LLC, MPI Products, Inc. (dba Marine Products International), the Seller Parties (as defined therein) and Dennis Koch, in his capacity as the Sellers Parties’ Representative (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on January 7, 2020).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 15th day of May 2020, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)