Form 10-Q
period 2020-06-30
CRAWFORD UNITED Corp
filed 2020-08-14
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 2,552,902 shares of Class A Common Stock and 771,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,927,438	$2,232,499
Accounts receivable less allowance for doubtful accounts	12,522,216	14,001,795
Contract assets	4,727,753	2,422,379
Inventory, net of reserves	11,057,037	7,678,690
Prepaid expenses and other current assets	680,131	703,002
Total Current Assets	35,914,575	27,038,365

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	228,872	228,872
Buildings and leasehold improvements	1,949,370	1,837,009
Machinery and equipment	14,060,723	13,950,444
Total property, plant and equipment	16,238,965	16,016,325
Less accumulated depreciation	4,482,606	3,622,153
Property, Plant and Equipment, Net	11,756,359	12,394,172

Operating right of use asset, net	8,778,901	9,224,840

OTHER ASSETS:
Goodwill	11,505,852	9,791,745
Intangibles, net of accumulated amortization	7,912,156	3,950,838
Other non-current assets	106,804	88,046
Total Non-Current Other Assets	19,524,812	13,830,629
Total Assets	$75,974,647	$62,488,006

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	2,766,221	2,749,459
Bank debt – current	1,333,333	1,333,333
Leases payable - current	826,936	850,664
Accounts payable	9,311,886	6,071,522
Unearned revenue	722,062	1,998,578
Accrued expenses	4,136,392	3,281,445
Total Current Liabilities	19,096,830	16,285,001

LONG-TERM LIABILITIES:
Notes payable – long-term	8,306,832	7,676,697
Bank debt – long-term	14,283,417	6,376,594
Leases payable – long term	8,109,118	8,513,448
Deferred income taxes	2,207,735	2,207,734
Total Long-Term Liabilities	32,907,102	24,774,473
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding
Common shares, no par value	-	-
Class A common shares - 10,000,000 shares authorized, 2,591,837 and 2,576,837 shares issued at June 30, 2020 and December 31, 2019, respectively	3,866,614	3,599,806
Class B common shares - 2,500,000 shares authorized, 954,283 shares issued at June 30, 2020 and December 31, 2019, respectively	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,934,812)	(1,905,780)
Class A common shares - 38,935 and 37,208 shares held at June 30, 2020 and December 31, 2019
Class B common shares – 182,435 shares held at June 30, 2020 and December 31, 2019
Retained earnings	18,831,490	16,527,083
Total Stockholders' Equity	23,970,715	21,428,532

Total Liabilities and Stockholders' Equity	$75,974,647	$62,488,006

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total Sales	$18,576,588	$24,514,636	$43,858,162	$46,350,723
Cost of Sales	15,077,549	19,287,703	34,150,980	36,293,902
Gross Profit	3,499,039	5,226,933	9,707,182	10,056,821

Operating Expenses:
Selling, general and administrative expenses	2,968,519	2,435,380	6,038,513	4,694,197
Operating Income	530,520	2,791,553	3,668,669	5,362,624

Other (Income) and Expenses:
Interest charges	235,289	284,579	532,710	550,652
Other (income) expense, net	(12,394)	25,535	58,967	1,661
Total Other (Income) and Expenses	222,895	310,114	591,677	552,313
Income before Provision for Income Taxes	307,625	2,481,439	3,076,992	4,810,311

Provision for Income Taxes	78,788	649,960	772,585	1,233,374
Net Income	$228,837	$1,831,479	$2,304,407	$3,576,937

Net Income Per Common Share - Basic	$0.07	$0.66	$0.70	$1.30

Net Income Per Common Share - Diluted	$0.07	$0.57	$0.69	$1.12

Weighted Average Shares of Common Stock Outstanding
Basic	3,317,665	2,755,916	3,314,573	2,755,764
Diluted	3,319,264	3,212,798	3,316,217	3,196,151

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended June 30, 2020 and 2019

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2020	$3,636,272	$1,465,522	$1,741,901	$(1,905,780)	$18,602,653	$23,540,568
Share-based compensation expense	19,292	-	-	-	-	19,292
Stock awards	211,050	-	-	-	-	211,050
Repurchase of shares	-	-	-	(29,032)	-	(29,032)
Net Income	-	-	-	-	228,837	228,837
Balance at June 30, 2020	$3,866,614	$1,465,522	$1,741,901	$(1,934,812)	$18,831,490	$23,970,715

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2020	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock awards	15,000	-	-	-	15,000	-
Repurchase of shares	-	-	1,727	-	(1,727)	-
Balance at June 30, 2020	2,591,837	954,283	38,935	182,435	2,552,902	771,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2019	$2,865,159	$710,272	$1,741,901	$(1,905,780)	$11,250,124	$14,661,676
Share-based compensation expense	42,183	-	-	-	-	42,183
Stock awards	-	-	-	-	-	-
Repurchase of shares	-	-	-	-	-	-
Net Income	-	-	-	-	1,831,479	1,831,479
Balance at June 30, 2019	$2,907,342	$710,272	$1,741,901	$(1,905,780)	$13,081,603	$16,535,338

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2019	2,196,014	779,283	37,208	182,435	2,158,806	596,848
Stock awards	4,000	-	-	-	4,000	-
Repurchase of shares	-	-	-	-	-	-
Balance at June 30, 2019	2,200,014	779,283	37,208	182,435	2,162,806	596,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2020 and 2019

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532
Share-based compensation expense	55,758	-	-	-	-	55,758
Stock awards	211,050	-	-	-	-	211,050
Repurchase of shares	-	-	-	(29,032)	-	(29,032)
Net Income	-	-	-	-	2,304,407	2,304,407
Balance at June 30, 2020	$3,866,614	$1,465,522	$1,741,901	$(1,934,812)	$18,831,490	$23,970,715

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock awards	15,000	-	-	-	15,000	-
Repurchase of shares	-	-	1,727	-	(1,727)	-
Balance at June 30, 2020	2,591,837	954,283	38,935	182,435	2,552,902	771,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485
Share-based compensation expense	61,342	-	-	-	-	61,342
Stock awards	204,700	-	-	-	-	204,700
Cumulative effect of accounting change	-	-	-	-	(73,126)	(73,126)
Net Income	-	-	-	-	3,576,937	3,576,937
Balance at June 30, 2019	$2,907,342	$710,272	$1,741,901	$(1,905,780)	$13,081,603	$16,535,338

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2018	2,161,014	779,283	37,208	182,435	2,123,806	596,848
Stock awards	39,000	-	-	-	39,000	-
Repurchase of shares	-	-		-		-
Balance at June 30, 2019	2,200,014	779,283	37,208	182,435	2,162,806	596,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities
Net Income	$2,304,407	$3,576,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,237,997	976,612
Loss (gain) on sale of assets	-	4,294
Non-cash share-based compensation expense	266,808	266,042
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	2,250,667	(6,130,441)
Decrease (Increase) in inventory	(460,092)	(666,130)
Decrease (Increase) in contract assets	(2,305,374)	(782,054)
Decrease (Increase) in prepaid expenses & other assets	57,510	148,599
Increase (Decrease) in accounts payable	2,427,507	1,997,175
Increase (Decrease) in accrued expenses	1,281,168	773,854
Increase (Decrease) in unearned revenue	(1,276,516)	(2,688,679)
Total adjustments	3,479,675	(6,100,728)
Net Cash Provided by (Used in) Operating Activities	$5,784,082	$(2,523,791)

Cash Flows from Investing Activities
Cash paid for acquisition	(9,400,000)	(50,001)
Capital expenditures	(193,059)	(418,934)
Net Cash (Used in) Investing Activities	$(9,593,059)	$(468,935)

Cash Flows from Financing Activities
Payments on notes	(808,850)	(223,993)
Borrowings on notes	1,453,837	-
Payments on bank debt	(3,427,080)	(2,537,663)
Borrowings on bank debt	11,315,041	1,442,445
Share repurchase	(29,032)	-
Payments on finance lease	-	(6,011)

Net Cash Provided by (Used in) Financing Activities	$8,503,916	$(1,325,222)
Net Increase (decrease) in cash and cash equivalents	4,694,939	(4,317,948)
Cash and cash equivalents at beginning of period	2,232,499	5,057,626
Cash and cash equivalents at end of period	$6,927,438	$739,678

Supplemental disclosures of cash flow information
Interest paid	$477,332	$439,572
Income Taxes paid	$-	$1,161,400

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2020

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

During the three and six months ended June 30, 2020, there have been no changes to our significant accounting policies.

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $16,875 and $18,325 at June 30, 2020 and December 31, 2019, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	June 30, 2020	December 31, 2019

Raw materials and component parts	$3,351,443	$2,945,427
Work-in-process	3,366,209	2,800,699
Finished products	4,589,223	2,183,170
Total inventory	$11,306,875	7,929,296
Less: inventory reserves	249,838	250,606
Net inventory	$11,057,037	$7,678,690

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	June 30, 2020	December 31, 2019
Customer list intangibles	$7,700,000	$4,970,000
Non-compete agreements	200,000	200,000
Trademarks	1,930,000	340,000
Total intangible assets	9,830,000	5,510,000
Less: accumulated amortization	1,917,844	1,559,162
Intangible assets, net	$7,912,156	$3,950,838

Amortization of intangibles assets was: $179,342 and $93,592 for the three months ended June 30, 2020 and 2019, respectively, and $358,682 and $187,183 for the six months ended June 30, 2020 and 2019, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	June 30, 2020	December 31, 2019

Land	$228,872	$228,872
Buildings and improvements	1,949,370	1,837,009
Machinery & equipment	14,060,723	13,950,444
Total property, plant & equipment	16,238,965	16,016,325
Less: accumulated depreciation	4,482,606	3,622,153
Property plant & equipment, net	$11,756,359	$12,394,172

Depreciation expense was $425,769 and $375,987 for the three months ended June 30, 2020 and 2019, respectively, $860,453 and $804,765 for the six months ended June 30, 2020 and 2019, respectively.

7.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement"). The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility from June 1, 2021 to June 1, 2024. The Credit Agreement was further amended on December 30, 2019 to eliminate the borrowing base. As amended, the Credit Agreement is comprised of a revolving facility in the amount of $20,000,000 and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 1.75% for LIBOR loans. The maturity date of the revolving facility is June 1, 2024. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio.

Bank debt balances consist of the following:

	June 30, 2020	December 31, 2019

Term debt	$3,444,444	$4,111,111
Revolving debt	12,288,036	3,722,995
Total Bank debt	15,732,480	7,834,106
Less: current portion	1,333,333	1,333,333
Non-current bank debt	14,399,147	6,500,773
Less: unamortized debt costs	115,730	124,179
Net non-current bank debt	$14,283,417	$6,376,594

The Company had $7.7 million and $16.3 million available to borrow on the revolving credit facility at June 30, 2020 and December 31, 2019, respectively.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD.  Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”).   The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of CAD.   Interest accrued on the original principal amount becomes due and payable in arrears beginning September 30, 2018, and subsequent interest is due on the first day of each calendar quarter thereafter up to and including June 30, 2019.  The Company is required to make quarterly principal payments, the amount of which will be calculated based on a four (4) year amortization schedule, beginning on September 30, 2019 and continuing on the last day of each calendar quarter thereafter up to and including the Maturity Date. The holders of the Seller Note and the Company agreed to defer the quarterly principal payment due June 30, 2020; quarterly interest was paid on the Seller Note.

Paycheck Protection Program Notes

On June 4, 2020, each of Federal Hose and CAD entered into unsecured loans with First Federal Savings and Loan Association of Lakewood, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amounts of $253,071 and $1,200,766, respectively (the “PPP Loans”).

The PPP Loans each have a two-year term and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until seven months after the date of the loan, and will begin January 4, 2021, in monthly installments based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any remaining unforgiven portion of the PPP Loan. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The loans contain events of default and other provisions customary for a loan of this type. The PPP Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Federal Hose and CAD each intend to use their entire respective PPP Loan amounts for qualifying expenses and to apply for forgiveness of the loans in accordance with the terms of the CARES Act. The PPP Loans may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and on maintaining certain average levels of employment and payroll as required by the CARES Act. Federal Hose and CAD intend to use the loan proceeds only for permissible purposes, and as of June 30,2020 have used all proceeds from the PPP Loans to retain employees and maintain payroll; however, the Company can provide no assurances that the amounts borrowed by Federal Hose and CAD under the PPP Loans will be eligible for forgiveness, in whole or in part. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration.

Notes payable consists of the following:

	June 30, 2020	December 31, 2019

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016	$1,208,046	$1,302,776

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016.	1,098,670	1,248,380

In connection with the CARES Act, Federal Hose entered into a promissory note on June 4, 2020 for a $253,071 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments to begin January 4, 2021. Any unforgiven portion of the note is payable on or before June 4, 2022.	253,071	-

In connection with the CARES Act, CAD entered into a promissory note on June 4, 2020 for a $1,200,766 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installment to begin January 4, 2021. Any unforgiven portion of the note is payable on or before June 4, 2022.	1,200,766	-

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	7,312,500	7,875,000

Total notes payable	11,073,053	10,426,156

Less current portion	2,766,221	2,749,459

Notes payable – non-current portion	$8,306,832	$7,676,697

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

Supplemental balance sheet information related to leases:

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets, net	$8,778,901	$9,224,840

Other current liabilities	826,936	850,664
Operating lease liabilities	8,109,118	8,513,448
Total operating lease liabilities	$8,936,054	$9,364,112

Weighted Average Remaining Lease Term
Operating Leases (in years)	11.0	11.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019

Earnings Per Share - Basic
Net Income	$228,837	$1,831,479	$2,304,407	$3,576,937
Weighted average shares of common stock outstanding - Basic	3,317,665	2,755,916	3,314,573	2,755,764
Earnings Per Share - Basic	$0.07	$0.66	$0.70	$1.30

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,317,665	2,755,916	3,314,573	2,755,764
Warrants, Options and Convertible Notes	1,599	456,882	1,644	440,387
Weighted average shares of common stock -Diluted	3,319,264	3,212,798	3,316,217	3,196,151
Earnings Per Share - Diluted	$0.07	$0.57	$0.69	$1.12

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

MPI manufactures and distributes industrial hoses used by the recreational boating industry and has one operating location in Cleveland, Ohio. Purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

Accounts Receivable	$771,088
Inventory	2,918,255
Fixed Assets	29,581
Prepaid and Other Assets	53,397
Intangibles Assets	4,320,000
Goodwill	1,714,108
Total Assets Acquired	$9,806,429

Accrued Expense	406,429
Total Liabilities Assumed	$406,429

Net Assets Acquired	$9,400,000

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

Industrial Hose:

The Industrial Hose segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company added the distribution of marine hose for recreational boating to this segment through the acquisition of the assets of MPI Products on January 2, 2020.

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired in April 2019.

Information by industry segment is set forth below:

	Three Months Ended June 30, 2020
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$11,848,816	$2,587,421	$4,046,814	$93,537	$18,576,588
Gross Profit	2,893,541	(499,569)	1,088,811	16,256	3,499,039
Operating Income	1,565,482	(991,953)	227,498	(270,507)	530,520
Pretax Income	1,565,482	(1,134,193)	88,290	(211,954)	307,625
Net Income	1,174,113	(850,645)	62,082	(156,713)	228,837

	Three Months Ended June 30, 2019
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$14,880,504	$7,457,377	$1,933,725	$243,030	$24,514,636
Gross Profit	3,549,109	1,038,395	592,245	47,184	5,226,933
Operating Income	2,244,680	414,464	295,701	(163,292)	2,791,553
Pretax Income	2,244,481	231,296	214,536	(208,874)	2,481,439
Net Income	1,683,361	169,377	159,385	(180,644)	1,831,479

	Six Months Ended June 30, 2020
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$23,302,590	$9,843,247	$10,296,535	$415,790	$43,858,162
Gross Profit	5,941,342	771,191	2,851,178	143,471	9,707,182
Operating Income	3,185,251	(251,705)	893,081	(157,958)	3,668,669
Pretax Income	3,160,286	(548,265)	614,816	(149,845)	3,076,992
Net Income	2,370,215	(411,199)	455,552	(110,161)	2,304,407

	Six Months Ended June 30, 2019
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$26,625,065	$15,477,780	$3,730,816	$517,062	$46,350,723
Gross Profit	6,551,042	2,295,400	1,117,979	92,400	10,056,821
Operating Income	4,027,667	1,174,074	543,989	(383,106)	5,362,624
Pretax Income	4,027,177	794,253	407,013	(418,132)	4,810,311
Net Income	3,020,384	593,097	302,456	(339,000)	3,576,937

13. UNCERTAINTIES

The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three and six months ended June 30, 2020. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2020 and possibly beyond. The extent to which the Company’s business and operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

14. SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2020 and December 31, 2019, results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three and six months ended June 30, 2020. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2020 and possibly beyond. Many of our customers are considered “essential” and have remained operational during the pandemic, although in some cases in a limited capacity. This, together with the overall economic downturn that has resulted from the pandemic, slowed demand in the second quarter and into the second half of 2020. Nearly all of the Company’s facilities have remained operational. While there are some restrictions to the supply of materials and products and those restrictions may continue or expand, our supply chain has remained largely intact.The extent to which the Company’s business and operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on June 30, 2020 include the added results of operations of MPI in the Industrial Hose segment and DG in the Corporate and Other segment. Conversely, our results for the quarter ended June 30, 2019 do not include the results of operation of MPI in the Industrial Hose segment.

Results of Operations – Three Months Ended June 30, 2020 and 2019

Sales for the quarter ended June 30, 2020 (“current quarter”) were $18.6 million, a decrease of approximately $5.9 million or 24% from sales of $24.5 million during the same quarter of the prior year. This decrease in sales was primarily attributable to lower demand resulting from the impact of the COVID-19 pandemic, including temporary closures by certain customers.

Cost of sales for the current quarter was $15.1 million compared to $19.3 million, a decrease of $4.2 million or 22% from the same quarter of the prior year.  Gross profit was $0.5 million in the current quarter compared to $2.8 million, a decrease of $2.3 million from the same quarter of the prior year.  The decrease in cost of sales and gross profit was attributable lower sales resulting from decreased demand due to the COVID-19 pandemic. The Company took a number of steps to reduce costs during the quarter in response to lower sales levels, including staff reductions, shortened work weeks, and compensation decreases for certain salaried employees.

Selling, general and administrative expenses (SG&A) in the current quarter were $3.0 million, compared to $2.4 million, in the same quarter of the prior year. Selling, general and administrative expenses increased by $0.6 million due the acquisition of MPI, which includes approximately $0.1 million of intangible amortization expense. In addition, stock compensation was approximately $0.2 million in the current quarter resulting from director stock awards that are typically granted during the first fiscal quarter. These expense increases were partially offset by the cost reduction actions taken during the quarter, as described above.

Interest charges in the current quarter were approximately $0.2 million compared to $0.3 million in the same quarter of the prior year. The interest expense decreased due to lower average interest rates on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current quarter were $25.7 million and 3.4%, compared to $21.0 million and 4.6% in the same quarter of the prior year.

Other income, net was $12 thousand in the current quarter compared to $25 thousand other expense, net in the same quarter of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, acquisition expenditures and other miscellaneous charges.

Income tax expense in the current quarter was $0.1 million compared to $0.7 million in the same quarter of the prior year. Tax expense in the current quarter was recorded at the Company’s expected effective tax rate of 25%.

Net income in the current quarter was $0.2 million or $0.07 per diluted share as compared to the net income of $1.8 million or $0.57 per diluted share for the same quarter of the prior year.

Results of Operations – Six Months Ended June 30, 2020 and 2019

Sales for the six months ended June 30, 2020 (“current year to date”) were $43.9 million, a decrease of approximately $2.5 million or 5% from sales of $46.4 million during the same period of the prior year. This decrease in sales was primarily attributable to lower demand resulting from the impact of the COVID-19 pandemic, including temporary closures by certain customers.

Cost of sales for the current year to date was $34.2 million compared to $36.3 million, a decrease of $2.1 million or 6% from the same period of the prior year.  Gross profit was $9.7 million in the current year to date compared to $10.1 million, a decrease of $0.3 million from the same period of the prior year.  The decrease in cost of sales and gross profit was attributable lower sales resulting from decreased demand due to the COVID-19 pandemic. The Company took a number of steps during the second quarter to reduce costs in response to lower sales levels, including staff reductions, shortened work weeks, and compensation decreases for certain salaried employees.

Selling, general and administrative expenses (SG&A) in the current year to date were $6.0 million, compared to $4.7 million, in the same period of the prior year. Selling, general and administrative expenses increased by $1.4 million due the acquisition of MPI, which includes approximately $0.2 million of intangible amortization expense. These expense increases were partially offset by the cost reduction actions taken during the quarter, as described above.

Interest charges in the current year to date were approximately $0.5 million compared to $0.6 million in the same period of the prior year. The interest expense decreased due to lower average interest rates on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current year to date were $26.2 million and 3.5%, compared to $21.4 million and 4.4% in the same period of the prior year.

Other expense, net was $59 thousand in the current year to date compared to $2 thousand other expense, net in the same period of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, acquisition expenditures and other miscellaneous charges.

Income tax expense in the current year to date was $0.8 million compared to $1.2 million in the same period of the prior year. Tax expense in the current year to date is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current year to date was $2.3 million or $0.69 per diluted share as compared to the net income of $3.6 million or $1.12 per diluted share for the same period of the prior year.

Liquidity and Capital Resources

As described further in Note 11 to the Company’s consolidated financial statements, effective January 2, 2020, the Company completed the MPI acquisition for a purchase price of $9.4 million cash, which is subject to certain post-closing adjustments based on working capital.

The Company’s credit agreement, dated as of June 1, 2017, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides availability under our revolving credit facility of $20 million, which matures June 1, 2024, of which approximately $12.3 million was outstanding at June 30, 2020. Management believes the amount of the revolving credit facility and the terms of the loan agreement provide the flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at June 30, 2020 increased to $35.9 million from $27.0 million at December 31, 2019, an increase of $8.9 million. The increase in current assets is comprised of the following: an increase in cash of $4.7 million; an increase in inventory of $3.4 million; and an increase in contract assets of $2.3 million, offset by a decrease in accounts receivable of $1.5 million. Fluctuations in accounts receivable and costs and estimated earnings in excess of billing related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts. The increase in inventory is related to the expansion of our Industrial Hose division through the acquisition of MPI. The Company is carrying higher cash balances due to the uncertainty of future economic conditions directly related to the COVID-19 pandemic.

Total current liabilities at June 30, 2020 increased to $19.1 million from $16.3 million at December 31, 2019, an increase of $2.8 million.  The increase in current liabilities is comprised of the following: the increase in accounts payable of $3.2 million; and an increase in accrued expenses of $0.8 million, offset by a decrease in contract liabilities (included in the unearned revenue item on the balance sheet) $1.2 million. The increases in accounts payable and accrued expenses are primarily attributable to the Company’s extension of payment timeframes for certain payables and expenses.

Cash provided by operating activities for the six months ended June 30, 2020 was approximately $5.8 million, compared to cash used by operating activities of $2.5 million in the same period a year ago. Cash used by operating activities for the current year is comprised of the following: net income of $2.3 million; adjustments for non-cash items of $1.5 million; and cash provided by working capital adjustments of $2.0 million. The primary drivers of increased working capital during the current year were the decrease in accounts receivable of $2.3 million and the increase in accounts payable of $2.4 million.

Cash used in investing activities for the six months ended June 30, 2020 of $9.6 million, compared to cash used in investing activities of $0.5 million in the same period a year ago. The increase in cash used in investing activities was largely due to the acquisition of MPI in the Industrial Hose segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $8.5 million for the six months ended June 30, 2020, compared to cash used by financing activities of $1.3 million in the same period a year ago. Cash provided by financing activities for the current year was primarily related to: $11.3 million borrowings on the revolving credit facility related to the acquisition of MPI and $1.5 million of borrowings under the PPP Loans described below; offset by cash used for $3.4 million in payments on bank debt; and $0.8 in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $7.7 million available to borrow on the revolving credit facility at June 30, 2020. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. In addition, see Note 7 of the notes to the consolidated financial statements.

The Company applied for and was approved for a loan in the amount of $3,679,383 on April 10, 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”); however, on May 5, 2020, the Company opted to return all of the proceeds and repay the loan in full. On June 4, 2020, each of Federal Hose and CAD entered into unsecured loans with First Federal Savings and Loan Association of Lakewood, pursuant to the Paycheck Protection Program under the CARES Act, in the amounts of $253,071 and $1,200,766, respectively (the “PPP Loans”).

The PPP Loans each have a two-year term and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement, and will begin in January 4, 2021, in monthly installments based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any portion of the PPP Loan that may be forgiven prior to that time. The PPP Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Federal Hose and CAD each intend to use their entire respective PPP Loan amounts for qualifying expenses and to apply for forgiveness of the loans in accordance with the terms of the CARES Act. The PPP Loans may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and on maintaining certain average levels of employment and payroll as required by the CARES Act. Federal Hose and CAD each intend to use the loan proceeds only for permissible purposes, and to date have used all proceeds from the PPP Loans to retain employees and maintain payroll; however, the Company can provide no assurances that the amounts borrowed by Federal Hose and CAD under the PPP Loans will be eligible for forgiveness, in whole or in part. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration. See Note 8 of the notes to the consolidated financial statements for a further description of the PPP Loans.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions, including the acquisition of MPI Products, Inc. (dba Marine Products International), and manage the larger operations of the combined businesses, (b) the Company's dependence upon a limited number of customers and the aerospace industry, (c) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (d) the Company's ability to capitalize on market opportunities in certain sectors, (e) the Company's ability to obtain cost effective financing (f) the Company's ability to satisfy obligations under its financing arrangements, (g) statements related to the expected effects on the Company’s business of the COVID-19 pandemic, (h) the duration and scope of the COVID-19 pandemic and impact on the demand for the Company’s products, (i) actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions, (j) the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity, (k) the restoration of operations of the Company’s customers and suppliers, the lifting of public health measures and the pace of recovery when the COVID-19 pandemic subsides, (l) general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 3. MARKET RISK

This item is not applicable to the Company as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2020, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At the time of filing this Quarterly Report on Form 10-Q, there were no material legal proceedings pending or threatened against the Company.

ITEM 1A. RISK FACTORS.

The COVID-19 pandemic has disrupted the company’s operations and could have a material adverse effect on the company’s business, financial condition and liquidity.

The Company’s business could be further materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has affected the Company’s operations including government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, and imposing other restrictions that could materially adversely affect the Company’s ability to maintain its operations. Specifically, the Company may experience, in the future, temporary facility closures in response to government mandates in certain jurisdictions in which the Company operates and in response to positive diagnoses for COVID-19 in certain facilities for the safety of the Company’s employees. The COVID-19 outbreak could also disrupt the Company’s supply chain and may materially adversely impact its ability to secure supplies for its facilities, which could materially adversely affect the Company’s operations. There may also be long-term effects on the Company’s customers in and the economies of affected countries.

New and changing government actions to address the COVID-19 pandemic continue to occur on a regular basis. As a result, the jurisdictions in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although the operations of many of the company’s customers have begun to be restored or increased, such operations may be forced to be limited or closed as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies gradually reopen, the shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.

The COVID-19 pandemic and similar issues in the future could have a material adverse effect on the Company’s ability to operate, results of operations, financial condition and liquidity. In addition, preventive measures the Company may voluntarily put in place, may have a material adverse effect on its business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures and others. The Company’s suppliers and customers may also face these and other challenges, which could lead to disruption in the company’s supply chain, as well as decreased customer demand for the company’s products. These issues may also materially affect the Company’s future access to its sources of liquidity, particularly its cash flows from operations, financial condition and capitalization. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of such issues, may not be reasonably estimated due to the uncertainty of future developments.

In addition to the foregoing risk factor and the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1

Promissory Note dated June 4, 2020, between CAD and First Federal Savings and Loan Association of Lakewood (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on June 10, 2020).

10.2

Promissory Note dated June 4, 2020, between Federal Hose and First Federal Savings and Loan Association of Lakewood (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on June 10, 2020).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 14th day of August 2020, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ Kelly J. Marek	Vice President and Chief Financial
Kelly J. Marek	Officer (Principal Accounting and Financial Officer)