Form 10-Q
period 2020-09-30
CRAWFORD UNITED Corp
filed 2020-11-10
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(216) 541-8060

(Registrant's telephone number, including area code)

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

As of October 31, 2020, 2,552,902 shares of Class A Common Stock and 771,478 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,730,900	$2,232,499
Accounts receivable less allowance for doubtful accounts	15,695,978	14,001,795
Contract assets	4,475,330	2,422,379
Inventory less allowance for obsolete inventory	10,229,023	7,678,690
Investments, net	921,200	-
Prepaid expenses and other current assets	565,173	703,002
Total Current Assets	38,617,604	27,038,365

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	228,872	228,872
Buildings and leasehold improvements	1,962,341	1,837,009
Machinery and equipment	14,166,363	13,950,444
Total property, plant and equipment	16,357,576	16,016,325
Less accumulated depreciation	4,898,007	3,622,153
Property, Plant and Equipment, Net	11,459,569	12,394,172

Operating right of use asset, net	8,548,483	9,224,840

OTHER ASSETS:
Goodwill	11,505,852	9,791,745
Intangibles, net of accumulated amortization	7,736,441	3,950,838
Other non-current assets	106,804	88,046
Total Non-Current Other Assets	19,349,097	13,830,629
Total Assets	$77,974,753	$62,488,006

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$3,336,787	$2,749,459
Bank debt – current	1,333,333	1,333,333
Leases payable - current	704,423	850,664
Accounts payable	9,838,637	6,071,522
Unearned revenue	1,948,090	1,998,578
Accrued expenses	3,201,195	3,281,445
Total Current Liabilities	20,362,465	16,285,001

LONG-TERM LIABILITIES:
Notes payable – long-term	7,608,286	7,676,697
Bank debt – long-term	14,380,220	6,376,594
Leases payable – long term	8,012,267	8,513,448
Deferred income taxes	2,207,735	2,207,734
Total Long-Term Liabilities	32,208,508	24,774,473
STOCKHOLDERS' EQUITY
Preferred shares, no par value - 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares, no par value
Class A common shares - 10,000,000 shares authorized, 2,591,837 and 2,576,837 shares issued at September 30, 2020 and December 31, 2019, respectively	3,873,589	3,599,806
Class B common shares - 2,500,000 shares authorized, 954,283 shares issued at September 30, 2020 and December 31, 2019, respectively	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,934,812)	(1,905,780)
Class A common shares – 39,305 and 37,208 shares held at September 30, 2020 and December 31, 2019
Class B common shares – 182,435 shares held at September 30, 2020 and December 31, 2019
Retained earnings	20,257,580	16,527,083
Total Stockholders' Equity	25,403,780	21,428,532

Total Liabilities and Stockholders' Equity	$77,974,753	$62,488,006

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total Sales	$21,277,797	$22,244,681	$65,135,959	$68,595,404
Cost of Sales	16,425,380	17,257,118	50,576,360	53,551,020
Gross Profit	4,852,417	4,987,563	14,559,599	15,044,384

Operating Expenses:
Selling, general and administrative expenses	2,726,000	2,428,784	8,764,513	7,122,981
Operating Income	2,126,417	2,558,779	5,795,086	7,921,403

Other (Income) and Expenses:
Interest charges	208,030	321,994	740,740	872,646
Other (income) expense, net	13,966	3	72,933	1,664
Total Other (Income) and Expenses	221,996	321,997	813,673	874,310
Income before Provision for Income Taxes	1,904,421	2,236,782	4,981,413	7,047,093

Provision for Income Taxes	478,331	541,914	1,250,916	1,775,288
Net Income	$1,426,090	$1,694,868	$3,730,497	$5,271,805

Net Income Per Common Share - Basic	$0.43	$0.59	$1.12	$1.89

Net Income Per Common Share - Diluted	$0.43	$0.52	$1.12	$1.64

Weighted Average Shares of Common Stock Outstanding
Basic	3,324,380	2,850,958	3,317,864	2,787,845
Diluted	3,326,003	3,249,233	3,319,501	3,223,004

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended September 30, 2020 and 2019

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at June 30, 2020	$3,866,614	$1,465,522	$1,741,901	$(1,934,032)	$18,831,490	$23,970,715
Share-based compensation expense	6,975	-	-	-	-	6,975
Stock awards	-	-	-	-	-	-
Repurchase of shares	-	-	-	-	-	-
Net Income	-	-	-	-	1,426,090	1,426,090
Balance at September 30, 2020	$3,873,589	$1,465,522	$1,741,901	$(1,934,812)	$20,257,580	$25,403,780

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2020	2,591,837	954,283	39,305	182,435	2,552,532	771,848
Stock awards	-	-	-	-	-	-
Repurchase of shares	-	-	-	-	-	-
Balance at September 30, 2020	2,591,837	954,283	39,305	182,435	2,552,532	771,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at June 30, 2019	$2,907,342	$710,272	$1,741,901	$(1,905,780)	$13,081,603	$16,535,338
Share-based compensation expense	38,300	-	-	-	-	38,300
Stock awards	-	-	-	-	-	-
Note conversion	-	648,000	-	-		648,000
Repurchase of shares	-	-	-	-	-	-
Net Income	-	-	-	-	1,694,868	1,694,868
Balance at September 30, 2019	$2,945,642	$1,358,272	$1,741,901	$(1,905,780)	$14,776,471	$18,916,506

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2019	2,200,014	779,283	37,208	182,435	2,162,806	596,848
Stock awards	-	-	-	-	-	-
Note conversion	-	100,000	-	-	-	100,000
Repurchase of shares	-	-	-	-	-	-
Balance at September 30, 2019	2,200,014	879,283	37,208	182,435	2,162,806	696,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Nine Months Ended September 30, 2020 and 2019

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532
Share-based compensation expense	62,733	-	-	-	-	62,733
Stock awards	211,050	-	-	-	-	211,050
Repurchase of shares	-	-	-	(29,032)	-	(29,032)
Net Income	-	-	-	-	3,730,497	3,730,497
Balance at September 30, 2020	$3,873,589	$1,465,522	$1,741,901	$(1,934,812)	$20,257,580	$25,403,780

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock awards	15,000	-	-	-	15,000	-
Repurchase of shares	-	-	2,097	-	(2,097)	-
Balance at September 30, 2020	2,591,837	954,283	39,305	182,435	2,552,532	771,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485
Share-based compensation expense	99,642	-	-	-	-	99,642
Stock awards	204,700	-	-	-	-	204,700
Note conversion	-	648,000	-	-	-	648,000
Cumulative effect of accounting change	-	-	-	-	(73,126)	(73,126)
Net Income	-	-	-	-	5,271,805	5,271,805
Balance at September 30, 2019	$2,945,642	$1,358,272	$1,741,901	$(1,905,780)	$14,776,471	$18,916,506

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2018	2,161,014	779,283	37,208	182,435	2,123,806	596,848
Stock awards	39,000	-	-	-	39,000	-
Note conversion	-	100,000	-	-	-	100,000
Repurchase of shares	-	-		-		-
Balance at September 30, 2019	2,200,014	879,283	37,208	182,435	2,162,806	696,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities
Net Income	$3,730,497	$5,271,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,839,082	1,482,784
Loss (gain) on disposal of assets	-	4,294
Non-cash share-based compensation expense and stock awards	273,783	304,342
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(923,095)	(3,314,197)
Decrease (Increase) in inventory	367,922	(1,601,691)
Decrease (Increase) in contract assets	(2,052,951)	(526,024)
Decrease (Increase) in prepaid expenses & other assets	172,468	196,359
Increase (Decrease) in accounts payable	3,360,686	1,288,002
Increase (Decrease) in accrued expenses	(23,221)	1,008,682
Increase (Decrease) in unearned revenue	(50,488)	(3,383,550)
Total adjustments	2,964,186	(4,540,999)
Net Cash Provided by Operating Activities	$6,694,683	$730,806

Cash Flows from Investing Activities
Cash paid for acquisition	(9,400,000)	(50,001)
Capital expenditures	(311,669)	(595,227)
Purchase of equity securities	(949,293)	-
Net Cash (Used in) Investing Activities	$(10,660,962)	$(645,228)

Cash Flows from Financing Activities
Payments on notes	(4,614,303)	(909,457)
Borrowings on notes	5,133,220	-
Payments on bank debt	(3,760,415)	(2,870,999)
Borrowings on bank debt	11,735,210	1,898,542
Share repurchase	(29,032)	-
Payments on finance lease	-	(11,203)

Net Cash Provided by (Used in) Financing Activities	$8,464,680	$(1,893,117)
Net Increase (decrease) in cash and cash equivalents	4,498,401	(1,807,539)
Cash and cash equivalents at beginning of period	2,232,499	5,057,626
Cash and cash equivalents at end of period	$6,730,900	$3,250,087

Supplemental disclosures of cash flow information
Interest paid	$600,178	$884,103
Income Taxes paid	$1,175,300	$1,507,700
Note Conversion	$-	$648,000

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

During the three and nine months ended September 30, 2020, there have been no changes to our significant accounting policies.

Reclassifications

In Certain prior year amounts were reclassified to conform to the current year presentation. The reclassifications have no effect on the financial position or results of operations reported as of and for the periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Adopted Accounting Standards

In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for fiscal years and interim periods within those years beginning on or after December 31, 2022, as deferred. Early adoption is permitted. The Company adopted this standard on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 31, 2022, as deferred, with early adoption permitted. The Company adopted this standard on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $20,283 and $18,325 at September 30, 2020 and December 31, 2019, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	September 30, 2020	December 31, 2019

Raw materials and component parts	$3,038,993	$2,945,427
Work-in-process	3,403,158	2,800,699
Finished products	4,037,811	2,183,170
Total inventory	$10,479,962	7,929,296
Less: inventory reserves	250,939	250,606
Net inventory	$10,229,023	$7,678,690

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	September 30, 2020	December 31, 2019
Customer list intangibles	$7,700,000	$4,970,000
Non-compete agreements	200,000	200,000
Trademarks	1,930,000	340,000
Total intangible assets	9,830,000	5,510,000
Less: accumulated amortization	2,093,559	1,559,162
Intangible assets, net	$7,736,441	$3,950,838

Amortization of intangibles assets was: $175,715 and $93,592 for the three months ended September 30, 2020 and 2019, respectively, and $534,397 and $280,774 for the nine months ended September 30, 2020 and 2019, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	September 30, 2020	December 31, 2019

Land	$228,872	$228,872
Buildings and improvements	1,962,341	1,837,009
Machinery & equipment	14,166,363	13,950,444
Total property, plant & equipment	16,357,576	16,016,325
Less: accumulated depreciation	4,898,007	3,622,153
Property plant & equipment, net	$11,459,569	$12,394,172

Depreciation expense was $415,101 and $378,111 for the three months ended September 30, 2020 and 2019, respectively, $1,275,854 and $1,182,876 for the nine months ended September 30, 2020 and 2019, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities as of September 30, 2020 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019

Cost basis	$949,293	$-	$949,293	$-
Unrealized gain (loss) on equity securities	(28,093)	-	(28,093)	-
Fair value of equity securities	$921,200	$-	$921,200	$-

During the three months ended September 30, 2020, the Company invested a total of $949,293 to purchase 280,000 common shares of Ampco-Pittsburgh Corporation.

8.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement"). The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility from June 1, 2021 to June 1, 2024. The Credit Agreement was further amended on December 30, 2019 to eliminate the borrowing base. As amended, the Credit Agreement is comprised of a revolving facility in the amount of $20,000,000 and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which amount to installments of $111,111 per month as of September 30, 2020.

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

Bank debt balances consist of the following:

	September 30, 2020	December 31, 2019

Term debt	$3,111,111	$4,111,111
Revolving debt	12,708,205	3,722,995
Total Bank debt	15,819,316	7,834,106
Less: current portion	1,333,333	1,333,333
Non-current bank debt	14,485,983	6,500,773
Less: unamortized debt costs	105,763	124,179
Net non-current bank debt	$14,380,220	$6,376,594

The Company had $7.3 million and $16.3 million available to borrow on the revolving credit facility at September 30, 2020 and December 31, 2019, respectively.

9. NOTES PAYABLE

Convertible Notes Payable

The Company converted all convertible notes payable in fiscal year 2019 and no longer is party to any agreements of this nature.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD.  Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”).   The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of CAD.   Interest accrued on the original principal amount becomes due and payable in arrears beginning September 30, 2018, and subsequent interest is due on the first day of each calendar quarter thereafter up to and including June 30, 2023.  The Company is required to make quarterly principal payments, the amount of which will be calculated based on a four (4) year amortization schedule, beginning on September 30, 2019 and continuing on the last day of each calendar quarter thereafter up to and including the Maturity Date. The holders of the Seller Note and the Company agreed to defer the quarterly principal payment due June 30, 2020 until June 30, 2023; quarterly interest was paid on the Seller Note.

Paycheck Protection Program Notes

On June 4, 2020, Federal Hose and CAD each entered into unsecured loans with First Federal Savings and Loan Association of Lakewood, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amounts of $253,071 and $1,200,766, respectively (the “PPP Loans”).

The PPP Loans each have a two-year term and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until seven months after the date of the loan, and will begin January 4, 2021, in monthly installments based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any remaining unforgiven portion of the PPP Loan. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The loans contain events of default and other provisions customary for a loan of this type. The PPP Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Federal Hose and CAD each intend to use their entire respective PPP Loan amounts for qualifying expenses and to apply for forgiveness of the loans in accordance with the terms of the CARES Act. The PPP Loans may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and on maintaining certain average levels of employment and payroll as required by the CARES Act. Federal Hose and CAD intend to use the loan proceeds only for permissible purposes, and as of September 30, 2020 have used all proceeds from the PPP Loans to retain employees and maintain payroll; however, the Company can provide no assurances that the amounts borrowed by Federal Hose and CAD under the PPP Loans will be eligible for forgiveness, in whole or in part. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration.

Notes payable consists of the following:

	September 30, 2020	December 31, 2019

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016	$1,158,449	$1,302,776

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016.	1,020,287	1,248,380

In connection with the CARES Act, Federal Hose entered into a promissory note on June 4, 2020 for a $253,071 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments to begin January 4, 2021. Any unforgiven portion of the note is payable on or before June 4, 2022.	253,071	-

In connection with the CARES Act, CAD entered into a promissory note on June 4, 2020 for a $1,200,766 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installment to begin January 4, 2021. Any unforgiven portion of the note is payable on or before June 4, 2022.	1,200,766	-

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	7,312,500	7,875,000

Total notes payable	11,073,053	10,426,156

Less current portion	3,336,787	2,749,459

Notes payable – non-current portion	$7,608,286	$7,676,697

10. LEASES

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

The Company has operating and finance leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets, net	$8,548,483	$9,224,840

Other current liabilities	704,423	850,664
Operating lease liabilities	8,012,267	8,513,448
Total operating lease liabilities	$8,716,690	$9,364,112

Weighted Average Remaining Lease Term
Operating Leases (in years)	11.0	11.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019

Earnings Per Share - Basic
Net Income	$1,426,090	$1,694,868	$3,730,497	$5,271,805
Weighted average shares of common stock outstanding - Basic	3,324,380	2,850,958	3,317,864	2,787,845
Earnings Per Share - Basic	$0.43	$0.59	$1.12	$1.89

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,324,380	2,850,958	3,317,864	2,787,845
Warrants, Options and Convertible Notes	1,623	398,275	1,637	435,159
Weighted average shares of common stock -Diluted	3,326,003	3,249,233	3,319,501	3,223,004
Earnings Per Share - Diluted	$0.43	$0.52	$1.12	$1.64

12. ACQUISITIONS

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

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired on April 19, 2019.

Information by industry segment is set forth below:

	Three Months Ended September 30, 2020
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$10,331,592	$4,468,253	$6,137,905	$340,047	$21,277,797
Gross Profit	$2,488,067	$389,624	$1,842,287	$132,439	$4,852,417
Operating Income	$1,350,939	$(146,903)	$860,076	$62,305	$2,126,417
Pretax Income	$1,350,939	$(254,600)	$764,130	$43,952	$1,904,421
Net Income	$1,013,204	$(190,950)	$571,747	$32,089	$1,426,090

	Three Months Ended September 30, 2019
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$12,878,988	$7,386,930	$1,823,950	$154,813	$22,244,681
Gross Profit	$2,915,768	$1,611,656	$403,158	$56,981	$4,987,563
Operating Income	$1,509,078	$1,073,389	$137,640	$(161,328)	$2,558,779
Pretax Income	$1,508,945	$830,866	$69,698	$(172,727)	$2,236,782
Net Income	$1,131,709	$623,151	$50,135	$(110,127)	$1,694,868

	Nine Months Ended September 30, 2020
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$33,634,182	$14,311,500	$16,434,440	$755,837	$65,135,959
Gross Profit	$8,429,409	$1,160,815	$4,693,465	$275,910	$14,559,599
Operating Income	$4,536,190	$(398,608)	$1,753,157	$(95,653)	$5,795,086
Pretax Income	$4,511,225	$(802,865)	$1,378,946	$(105,893)	$4,981,413
Net Income	$3,383,419	$(602,149)	$1,027,299	$(78,072)	$3,730,497

	Nine Months Ended September 30, 2019
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$39,504,053	$22,864,710	$5,554,766	$671,875	$68,595,404
Gross Profit	$9,466,810	$3,907,056	$1,521,137	$149,381	$15,044,384
Operating Income	$5,536,744	$2,247,461	$681,632	$(544,434)	$7,921,403
Pretax Income	$5,536,121	$1,625,117	$476,711	$(590,856)	$7,047,093
Net Income	$4,152,092	$1,216,260	$352,593	$(449,140)	$5,271,805

14. UNCERTAINTIES

The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three and nine months ended September 30, 2020. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2020 and possibly beyond. The extent to which the Company’s business and operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

15. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition” (“MD&A”) is intended to assist in the understanding of the Company's financial position at September 30, 2020 and December 31, 2019, results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three and nine months ended September 30, 2020. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2020 and possibly beyond. Many of our customers are considered “essential” and have remained operational during the pandemic, although in some cases in a limited capacity. This, together with the overall economic downturn that has resulted from the pandemic, slowed demand in the third quarter and into the fourth of 2020. Nearly all of the Company’s facilities have remained operational. While there are some restrictions to the supply of materials and products and those restrictions may continue or expand, our supply chain has remained largely intact. The extent to which the Company’s business and operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on September 30, 2020 include the added results of operations of MPI in the Industrial Hose segment. Conversely, our results for the quarter ended September 30, 2019 do not include the results of operation of MPI in the Industrial Hose segment.

Results of Operations – Three Months Ended September 30, 2020 and 2019

Sales for the quarter ended September 30, 2020 (“current quarter”) were $21.3 million, a decrease of approximately $0.9 million or 4% from sales of $22.2 million during the same quarter of the prior year. This decrease in sales was primarily attributable to lower demand resulting from the impact of the COVID-19 pandemic, including temporary closures by certain customers. For the current quarter, sales increased 14.5% compared to the prior second quarter of 2020, as demand recovered somewhat from the pandemic that began in the first quarter.

Cost of sales for the current quarter was $16.4 million compared to $17.3 million, a decrease of $0.9 million or 5% from the same quarter of the prior year.  Gross profit was $4.9 million in the current quarter compared to $5.0 million, a decrease of $0.1 million from the same quarter of the prior year.  The decrease in cost of sales and gross profit was attributable to lower sales resulting from decreased demand due to the COVID-19 pandemic. The Company continues to take steps to reduce costs during the quarter in response to lower sales levels, including staff reductions, shortened work weeks, and compensation decreases for certain salaried employees.

Selling, general and administrative expenses (SG&A) in the current quarter were $2.7 million, compared to $2.4 million, in the same quarter of the prior year. Selling, general and administrative expenses increased by $0.3 million due to the acquisition of MPI, which includes approximately $0.1 million of intangible amortization expense. These expense increases were partially offset by the cost reduction actions taken during the quarter, as described above.

Interest charges in the current quarter were approximately $0.2 million compared to $0.3 million in the same quarter of the prior year. The interest expense decreased due to lower average interest rates on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current quarter were $26.8 million and 2.9%, compared to $20.5 million and 4.5% in the same quarter of the prior year.

Other expense, net was $14 thousand in the current quarter compared to $0 thousand in other expense, net in the same quarter of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, acquisition expenditures, unrealized gains and losses on equity securities and other miscellaneous charges.

Income tax expense in the current quarter was $0.5 million compared to $0.5 million in the same quarter of the prior year. Tax expense in the current quarter was recorded at the Company’s expected effective tax rate of 25%.

Net income in the current quarter was $1.4 million or $0.43 per diluted share as compared to the net income of $1.7 million or $0.52 per diluted share for the same quarter of the prior year. Net income in the current quarter increased 520.8% compared to the prior second quarter of 2020, as demand continued to recover somewhat from the COVID-19 pandemic, which began late in the first quarter.

Results of Operations – Nine Months Ended September 30, 2020 and 2019

Sales for the nine months ended September 30, 2020 (“current year to date”) were $65.1 million, a decrease of approximately $3.5 million or 5% from sales of $68.6 million during the same period of the prior year. This decrease in sales was primarily attributable to lower demand resulting from the impact of the COVID-19 pandemic, including temporary closures by certain customers.

Cost of sales for the current year to date was $50.6 million compared to $53.6 million, a decrease of $3.0 million or 6% from the same period of the prior year.  Gross profit was $14.6 million in the current year to date compared to $15.0 million, a decrease of $0.4 million from the same period of the prior year.  The decrease in cost of sales and gross profit was attributable lower sales resulting from decreased demand due to the COVID-19 pandemic. The Company took a number of steps since the onset of the pandemic to reduce costs in response to lower sales levels, including staff reductions, shortened work weeks, and compensation decreases for certain salaried employees.

Selling, general and administrative expenses (SG&A) in the current year to date were $8.8 million, compared to $7.1 million, in the same period of the prior year. Selling, general and administrative expenses increased by $1.7 million due the acquisition of MPI, which includes approximately $0.3 million of intangible amortization expense. These expense increases were partially offset by the cost reduction actions since the onset of the pandemic, as described above.

Interest charges in the current year to date were approximately $0.7 million compared to $0.9 million in the same period of the prior year. The interest expense decreased due to lower average interest rates on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current year to date were $26.7 million and 3.2%, compared to $21.1 million and 4.4% in the same period of the prior year.

Other expense, net was $73 thousand in the current year to date compared to $2 thousand other expense, net in the same period of the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, acquisition expenditures, unrealized gains and losses on equity securities and other miscellaneous charges.

Income tax expense in the current year to date was $1.3 million compared to $1.8 million in the same period of the prior year. Tax expense in the current year to date is recorded at the Company’s expected effective tax rate of 25%.

Net income in the current year to date was $3.7 million or $1.12 per diluted share as compared to the net income of $5.3 million or $1.64 per diluted share for the same period of the prior year.

Liquidity and Capital Resources

As described further in Note 12 to the Company’s consolidated financial statements, effective January 2, 2020, the Company completed the MPI acquisition for a purchase price of $9.4 million cash, which is subject to certain post-closing adjustments based on working capital.

The Company’s credit agreement, dated as of June 1, 2017, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides availability under our revolving credit facility of $20 million, which matures June 1, 2024, of which approximately $12.7 million was outstanding at September 30, 2020. Management believes the amount of the revolving credit facility and the terms of the loan agreement provide the flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at September 30, 2020 increased to $38.6 million from $27.0 million at December 31, 2019, an increase of $11.6 million. The increase in current assets is comprised of the following: an increase in cash of $4.5 million; an increase in inventory of $2.5 million; an increase in accounts receivable of $1.7 million; and an increase in contract assets of $2.1 million, offset by a decrease in prepaid expenses and other of $0.1 million. Fluctuations in contract assets related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts. Growth in accounts receivable is attributable to large billings at the Corporate and Other segment. The increase in inventory is related to the expansion of our Industrial Hose division through the acquisition of MPI. The increase in investments is related to the purchase of equity securities as described further in Note 7 to the Company’s consolidated financial statements. The Company is carrying higher cash balances due to the uncertainty of future economic conditions directly related to the COVID-19 pandemic.

Total current liabilities at September 30, 2020 increased to $20.4 million from $16.3 million at December 31, 2019, an increase of $4.1 million.  The increase in current liabilities is comprised of the following: the increase in accounts payable of $3.8 million and the increase in notes payable of $0.6 million partially offset by the decrease in leases payable of $0.1 million, the decrease in accrued expenses of $0.1 million and the decrease in unearned revenue of $0.1 million. The increase in accounts payable is primarily attributable to the Company’s extension of payment timeframes for certain payables and expenses.

Cash provided by operating activities for the nine months ended September 30, 2020 was approximately $6.7 million, compared to cash provided by operating activities of $0.7 million in the same period a year ago. Cash provided by operating activities for the current year is comprised of the following: net income of $3.7 million; adjustments for non-cash items of $2.1 million; and cash provided by working capital adjustments of $0.9 million. The primary drivers of increased working capital during the current year were the increase in accounts receivable of $0.9 million and the increase in accounts payable of $3.4 million.

Cash used in investing activities for the nine months ended September 30, 2020 of $10.7 million, compared to cash used in investing activities of $0.6 million in the same period a year ago. The increase in cash used in investing activities was largely due to the acquisition of MPI in the Industrial Hose segment and capital expenditures in the normal course of business. The Company also invested $0.9 million to purchase 280,000 shares of Ampco-Pittsburgh Corporation (“AP”), as further described in the schedule 13D/A relating to AP filed with the SEC on October 1, 2020.

Cash provided by financing activities was approximately $8.5 million for the nine months ended September 30, 2020, compared to cash used by financing activities of $1.9 million in the same period a year ago. Cash provided by financing activities for the current year was primarily related to: $11.7 million borrowings on the revolving credit facility related to the acquisition of MPI and $1.5 million of borrowings under the PPP Loans described below; offset by cash used for $3.8 million in payments on bank debt; and $0.9 in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. As discussed elsewhere in this MD&A section, the Company has taken a number of defensive measures to enhance liquidity in response to the COVID-19 pandemic, including various expense reduction steps and PPP loans by Federal Hose and CAD. We believe that our cash flow from operations, cash balances and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable for at least the next 12 months. The Company had $7.3 million available to borrow on the revolving credit facility at September 30, 2020. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material.

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

The PPP Loans each have a two-year term and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement, and will begin in January 4, 2021, in monthly installments based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any portion of the PPP Loan that may be forgiven prior to that time. The PPP Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Federal Hose and CAD each intend to use their entire respective PPP Loan amounts for qualifying expenses and to apply for forgiveness of the loans in accordance with the terms of the CARES Act. The PPP Loans may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and on maintaining certain average levels of employment and payroll as required by the CARES Act. Federal Hose and CAD each intend to use the loan proceeds only for permissible purposes, and to date have used all proceeds from the PPP Loans to retain employees and maintain payroll; however, the Company can provide no assurances that the amounts borrowed by Federal Hose and CAD under the PPP Loans will be eligible for forgiveness, in whole or in part. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration. See Note 9 of the notes to the consolidated financial statements for a further description of the PPP Loans.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2020, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

In addition to the foregoing risk factor and the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 10th day of November 2020, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ John P. Daly	Chief Financial Officer
John P. Daly	(Principal Accounting and Financial Officer)