Form 10-K
period 2020-12-31
CRAWFORD UNITED Corp
filed 2021-03-17
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s access of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. (b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the Registrant had 2,552,902 voting Class A Common Shares outstanding and 771,848 voting Class B Common Shares outstanding. As of such date, non-affiliates held 971,963 Class A Common Shares and 80,056 Class B Common Shares. As of June 30, 2020, based on the closing price of $15.33 per Class A Common Share on the Over The Counter Bulletin Board, the aggregate market value of the Class A Common Shares held by such non-affiliates was approximately $14,900,193. There is no trading market in the Class B Common Shares.

As of March 2, 2021, 2,637,058 Class A Common Shares and 771,848 Class B Common Shares were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2020.

PART I

ITEM 1. BUSINESS.

General Development of Business

Crawford United was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Crawford United" as used herein mean Crawford United and its wholly-owned subsidiaries, CAD Enterprises Inc., Data Genomix LLC, Federal Hose Manufacturing LLC, Crawford AE LLC doing business as Air Enterprises, Marine Products International LLC, Komtek Forge LLC,  Global-Tek-Manufacturing LLC and MTA Acquisition Company, LLC doing business as Machining Technologies. Crawford United Corporation is a growth-oriented holding company providing specialty industrial products to diverse markets, including healthcare, aerospace, defense, education, transportation, and petrochemical.

The Company operates three reportable business segments: (1) Aerospace Components, (2) Commercial Air Handling, (3) and Industrial Hose. The Company's management evaluates segment performance based primarily on operating income. Certain corporate costs are allocated to the segments and interest expense directly related to financing the acquisition of a business is allocated to that segment, respectively.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses. Beginning in 2021, the Company will start operating in two reportable business segments: (1) Commercial Air Handling Equipment and (2) Industrial & Transportation Products.

Aerospace Components:
The Aerospace Components segment was added July 1, 2018, when the Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc. in Phoenix, Arizona. This segment manufactures precision components primarily for customers in the aerospace industry.  This segment provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  Our quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding. The Company purchased all of the issued and outstanding shares of capital stock of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (“Machining Technologies”), in Longmont, Colorado on March 2, 2021.  Global-Tek and Machining Technologies specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets.  Komtek Forge LLC, Global-Tek and Machining Technologies were all acquired in 2021 and therefore are not included in the 2020 and 2019 results reported herein.

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

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of Data Genomix LLC (“DG”), acquired on April 19, 2019.

Sources and Availability of Raw Materials

Raw materials essential to the business segments are acquired from a large number of domestic manufacturers and some materials are purchased from European and Southeast Asian sources.

The Aerospace Components segment uses various materials in the manufacture of its products, the most significant being forgings and castings. Four suppliers provide over 50% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources.

The Industrial Hose segment uses various materials in the manufacture of its products, including steel fittings and hose packing consisting of silicone, cotton and copper wire. Three suppliers provide over 50% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources.

Aluminum, the major raw material used in construction of the Commercial Air Handling units, is sourced from two major suppliers but is generally readily available from other sources. Copper is used by suppliers of a major component used in the product and the Company maintains relationships with three suppliers of these components to limit vulnerability. The Company maintains relationships with multiple suppliers for most of the other componentry used in assembly of the product, in order to maintain best costs for material and competitive lead times. The majority of materials for this segment are sourced domestically or from Canada.

The Company believes it has adequate sources of supply for its primary raw materials and components and has not had difficulty in obtaining the raw materials, component parts or finished goods from its suppliers.

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company's Data Genomix LLC subsidiary holds a patent on technology used to facilitate highly targeted advertising to identified audience members across social media channels. Other than the names “Federal Hose”, “Marine Products International” and “Air Enterprises” and the FactoryBilt® and SiteBilt® registered trademarks, the Company does not have any material licenses, franchises or concessions.

Seasonality

In light of the markets served by its products, the Company does not believe that its Aerospace Components, Industrial Hose, or Commercial Air Handling businesses are seasonal in nature.

Dependence on Customers

For the year ended December 31, 2020, sales to three customers in the Commercial Air Handling segment were 15% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 33% of consolidated sales. For the year ended December 31, 2019, sales to three customers in the Commercial Air Handling segment were 12% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 29% of consolidated sales. The Company has long-term contractual relationships with a large customer in the Aerospace Components segment.

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

Number of Persons Employed

Total employment by the Company was 260 full-time employees at December 31, 2020, compared to was 271 full-time employees at December 31, 2019.

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

Company Risk Factors

The COVID-19 pandemic has disrupted our operations and may continue to have a material adverse effect on our business, financial condition and liquidity.

Our business has been, and may continue to be, materially and adversely affected by the COVID-19 pandemic. The pandemic has disrupted our operations an affected our business, and may continue to do so, due to many factors, including imposition by government authorities of mandatory closures, work-from-home orders and social distancing protocols, and other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. We may experience, in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate and in response to positive diagnoses for COVID-19 in certain facilities for the safety of our employees.

The COVID-19 pandemic has also disrupted, and may continue to disrupt, our operations and supply chain and may materially adversely impact our ability to secure raw materials, components and supplies for our facilities and to provide personal protective equipment for our employees. There may also be long-term negative effects on the economic well-being of our customers and in the economies of affected countries.

Government actions in response to the COVID-19 pandemic continue to change and evolve. As a result, the jurisdictions in which our products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to, or may in the future have to, re-establish restrictions due to a resurgence in COVID-10 cases or the development of new strains of COVID-19. Additionally, although the operations of many of our customers have been at least partially restored or increased, such operations may again be limited or closed if a resurgence of COVID-19 cases occurs, new strains of COVID-19 develop, or if efforts to combat COVID-19, including vaccine development or distribution, are ineffective or prolonged. Even as government restrictions have been lifted and economies gradually reopened, the shape of the economic recovery remains uncertain and may continue to negatively impact our results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.

The COVID-19 pandemic or similar outbreak of widespread disease in the future could have a material adverse effect on our ability to operate, results of operations, financial condition and liquidity. In addition, public health restrictions and preventative measures we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability and border closures, among others. Our suppliers and customers may also face these and other challenges, which could lead to continued disruption in our supply chain, as well as decreased customer demand for our products. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition and capitalization. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of such issues, may not be reasonably estimated due to the uncertainty of future developments.

Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and results of operations.

We may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the heavy-duty truck, industrial equipment, aircraft, health care, education, pharmaceutical, industrial manufacturing, agricultural, marine, and petrochemical industries are sensitive to general economic conditions. Slower global economic growth, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, public health crises, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers, including having the effect of:

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

We are dependent on key customers.

We rely on several key customers. For the twelve months ended December 31, 2020, our ten largest customers accounted for approximately 55% of our net sales. For the twelve months ended December 31, 2019, our ten largest customers accounted for approximately 53% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

General Risk Factors

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

Disruptions, uncertainty or volatility in the credit markets may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Longer-term disruptions in the capital and credit markets as a result of the uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures include deferring capital expenditures or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

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

The foregoing could create uncertainty surrounding the Company’s business and the business of existing and future customers and suppliers, which could increase the cost of some of the Company’s products, thereby reducing its margins. Further, the foregoing risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in the international markets and may have a material adverse effect on its business, financial condition, and results of operations. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

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

LIBOR is a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments. Published reports have indicated that regulatory authorities and/or financial institutions may change how LIBOR is calculated or discontinue its calculation and publication after 2021. Alternative reference rates have been developed, including The Federal Reserve Bank of New York’s Secured Overnight Financing Rate (SOFR), but the acceptance of such alternative rates and their applicability to existing instruments is uncertain. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, outstanding securities with interest rates tied to LIBOR may be adversely affected if those securities either do not provide for the automatic substitution of another reference rate or convert to another reference rate or a fixed rate that could be less favorable to us. Outstanding securities and contracts that could be affected include certain preferred stocks and other floating rate securities, fixed rate securities that may convert to LIBOR-based floating rate instruments in the future, certain derivatives, and any other assets or liabilities whose value is tied to LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could also adversely affect the value of those instruments. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our borrowings, and increased borrowing costs in the future. Management continues to evaluate the LIBOR exposure risks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company operates facilities in the United States of America and Puerto Rico as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Akron, OH	100,000 Sq. Ft.	Used for design and manufacturing air handling units and administration	Leased, through 2024, with renewal options extending through 2034.

Ceiba, Puerto Rico	11,467 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased, through 2026.

Cleveland, Ohio	37,000 Sq. Ft.	Used for corporate administrative headquarters.	Owned

Eastlake, Ohio	51,520 Sq. Ft.	Used for the storage and distribution of marine hose and administration	Leased through 2022.

Longmont, Colorado	2,400 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased, through 2021

Ocala, Florida	7,500 Sq. Ft.	Used for the storage of hydraulic hose.	Leased, through 2023.

Painesville, Ohio	50,000 Sq. Ft.	Used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Phoenix, Arizona	71,000 Sq. Ft.	Used for manufacturing and precision machining of aerospace components.	Leased, through 2022, with renewal options extending through 2026.

Worcester, Massachusetts	56,706 Sq. Ft.	Used for manufacturing of highly engineered forgings.	Leased, through 2033.

The Company's headquarters and executive offices are located in Cleveland, Ohio. The Company's Industrial Hose segment utilizes the Painesville and Eastlake, Ohio, as well as Ocala, Florida properties. The Company’s Commercial Air Handling segment utilizes the Akron, Ohio property. The Company’s Aerospace segment utilizes the Phoenix, Arizona, Worcester, Massachusetts, Longmont, Colorado and Ceiba, Puerto Rico properties.

ITEM 3. LEGAL PROCEEDINGS.

At the time of filing this Annual Report on Form 10-K, there were no material legal proceedings pending or threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

Mr. Brian E. Powers was elected to the Company’s Board of Directors in February 2014 and became Chairman in July 2015. He was appointed Chief Executive Officer on September 1, 2016.

Mr. John P. Daly became Chief Financial Officer on September 8, 2020. Prior to joining the Company, Mr. Daly served as the Director of Financial Planning and Analysis for Park Place Technologies from 2017 to 2020 and as Senior Finance Manager for Beam Suntory from 2012 to 2017.

OFFICE	OFFICER	AGE
Chairman and Chief Executive Officer	Brian E. Powers	58
Chief Financial Officer	John P. Daly	43

●	The description of Executive Officers called for in this Item is included pursuant to the instructions to Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

The Company’s Class A Common Shares are traded on the Over-The-Counter Pink Sheets under the symbol “CRAWA”. There is no market for the Company’s Class B Common Shares.

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

	Fiscal year ended		Fiscal year ended
	December 31, 2020		December 31, 2019
	HIGH	LOW	HIGH	LOW
First Quarter	$22.25	$10.65	$14.00	$10.00
Second Quarter	15.88	12.22	19.96	12.06
Third Quarter	15.76	14.75	20.21	14.00
Fourth Quarter	23.00	14.50	23.00	18.00

b) HOLDERS

As of February 19, 2021, there were approximately 157 shareholders of record of the Company's outstanding Class A Common Shares and 6 holders of record of the Company's outstanding Class B Common Shares.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable to the Company as a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Items Affecting the Comparability of our Financial Results

Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation. DG is in the business of developing and commercializing marketing and data analytic technology applications.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the year ended on December 31, 2020 include the operations on MPI in the Industrial Hose segment and the operations of DG in the Corporate and Other segment.

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

Aerospace Components:
The Aerospace Components segment was added July 1, 2018, when the Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc. in Phoenix, Arizona. This segment manufactures precision components primarily for customers in the aerospace industry.  This segment provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  Our quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding. The Company purchased all of the issued and outstanding shares of capital stock of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (Machining Technologies), in Longmont, Colorado on March 2, 2021. Global-Tek and Machining Technologies specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. Komtek Forge LLC, Global-Tek and Machining Technologies were all acquired in 2021 and therefore are not included in the 2020 and 2019 results reported herein.

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

Industrial Hose:

The Industrial Hose segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company added the distribution of marine hose for recreational boating to this segment through the acquisition of the assets of MPI on January 2, 2020.

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired on April 19, 2019.

Results of Operations

Year Ended December 31, 2020 Compared with Year ended December 31, 2019

Sales for the year ended December 31, 2020 (“current year”) decreased to $85.1 million, a decrease of approximately $4.6 million or 5% from sales of $89.7 million during the year ended December 31, 2019 (“prior year”). This decrease in sales was primarily attributable to lower demand resulting from the impact of the COVID-19 pandemic, including temporary closures by certain customers.

Cost of sales for the current year was $66.1 million compared to $70.1 million in the prior year, a decrease of $4.0 million or 6%.  Gross profit was $18.9 million in the current year compared to $19.6 million in the prior year, a decrease of $0.7 million.  The decrease in cost of sales and gross profit was attributable to lower sales resulting from decreased demand due to the COVID-19 pandemic. The Company took a number of steps following the onset of the pandemic to reduce costs in response to lower sales levels, including staff reductions, shortened work weeks, and compensation decreases for certain salaried employees.

Selling, general and administrative expenses (SG&A) in the current year were $11.5 million, or 13% of sales, compared to $9.1 million, or 10% of sales, in the prior year. SG&A expenses increased $2.4 million due to the acquisition of MPI, which includes approximately $0.3 million of intangible amortization expense. These expenses were partially offset by the cost reduction actions since the onset of the pandemic, as described above.

Interest charges in the current year were approximately $1.0 million compared to $1.1 million in the prior year. The interest expense decreased due to lower average interest rates on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current year were $26.4 million and 3.2% compared to $21.2 million and 3.9% in the same period of last year.

Other expense, net was negative $1.1 million in the current year compared to $34 thousand of other expense, net in the prior year.  Other (income) expense, net was comprised of rental income, gains and losses on the disposal of assets, legal settlements, acquisition expenditures, unrealized gains and losses on equity securities, and dividends from the Ohio Bureau of Workers’ Compensation intended to ease COVID-19’s impact on local businesses. The decrease is primarily related to income from unrealized gains on equity securities of $0.6 million and $0.4 million of dividends from the Ohio Bureau of Workers’ compensation.

Income tax expense in the current year was $1.6 million compared to $2.4 million in the prior year. Income tax expense decreased due to lower income in the current year. Tax expense is recorded at the Company’s expected effective tax rate of 22% in the current year as compared to 26% in the prior year.

Net income for the current year was $5.8 million, or $1.76 per diluted share compared to a net income of $7.0 million, or $2.13 per diluted share in the prior year.

Liquidity and Capital Resources

As described further in Note 15 to the Company’s consolidated financial statements, effective January 2, 2020, the Company completed the MPI acquisition for a purchase price of $9.4 million cash, which is subject to certain post-closing adjustments based on working capital.

The Company’s credit agreement, dated as of June 1, 2017, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility. The amendment to the Credit agreement entered into on March 2, 2021 increased availability under the revolving credit facility to $30 million, which matures June 1, 2024, of which approximately $13.6 million was outstanding at December 31, 2020. Management believes the amount of the revolving credit facility and the terms of the loan agreement provide the flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at December 31, 2020 increased to $35.2 million from $27.0 million at December 31, 2019, an increase of $8.2 million. The increase in current assets is comprised of the following: an increase in cash of $4.0 million; an increase in inventory of $3.4 million; an increase in investments of $1.5 million; and an increase in contract assets of $1.3 million, offset by a decrease in accounts receivable of $2.0 million. Fluctuations in contract assets related to the Commercial Air Handling division are dependent upon progress billing milestones for contracts. The decline in accounts receivable is attributable to lower billings at the Corporate and Other segment. The increase in inventory is related to the expansion of our Industrial Hose division through the acquisition of MPI. The increase in investments is related to the purchase of equity securities as described further in Note 7 to the Company’s consolidated financial statements. The Company is carrying higher cash balances due to the uncertainty of future economic conditions directly related to the COVID-19 pandemic.

Total current liabilities at December 31, 2020 increased to $17.5 million from $16.3 million at December 31, 2019, an increase of $1.2 million.  The increase in current liabilities is comprised of the following: the increase in accounts payable of $3.2 million and the increase in leases payable of $0.3 million partially offset by the decrease in accrued expenses of $0.9 million and the decrease in unearned revenue of $1.1 million. The increase in accounts payable is primarily attributable to the Company’s extension of payment timeframes for certain payables and expenses.

Cash provided by operating activities for the twelve months ended December 31, 2020 was approximately $9.9 million, compared to cash provided by operating activities of $0.9 million in the same period a year ago. Cash provided by operating activities for the current year is comprised of the following: net income of $5.8 million; adjustments for non-cash items of $2.5 million; and cash provided by working capital adjustments of $1.6 million. The primary drivers of increased working capital during the current year were the decrease in accounts receivable of $2.8 million and the increase in accounts payable of $2.8 million.

Cash used in investing activities for the twelve months ended December 31, 2020 of $10.9 million, compared to cash used in investing activities of $0.8 million in the same period a year ago. The increase in cash used in investing activities was largely due to the acquisition of MPI in the Industrial Hose segment and capital expenditures in the normal course of business. The Company also invested $0.9 million to purchase 280,000 shares of Ampco-Pittsburgh Corporation (“AP”), as further described in the schedule 13D/A relating to AP filed with the SEC on October 1, 2020.

Cash provided by financing activities was approximately $5.0 million for the twelve months ended December 31, 2020, compared to cash used by financing activities of $2.9 million in the same period a year ago. Cash provided by financing activities for the current year was primarily related to: $12.2 million borrowings on the revolving credit facility primarily related to the acquisition of MPI and $5.1 million of borrowings under the PPP Loans described below; offset by cash used for $6.4 million in payments on bank debt; $3.7 million in repayment of a PPP loan and $2.2 million in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. As discussed elsewhere in this MD&A section, the Company has taken a number of defensive measures to enhance liquidity in response to the COVID-19 pandemic, including various expense reduction steps and PPP loans by Federal Hose and CAD. We believe that our cash flow from operations, cash balances and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable for at least the next 12 months. The Company had $6.3 million available to borrow on the revolving credit facility at December 31, 2020 and borrowing availability under the revolving credit facility was increased by $10 million in the amendment entered into on March 2, 2021. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material.

The Company applied for and was approved for a loan in the amount of $3,679,383 on April 10, 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”); however, on May 5, 2020, the Company opted to return all of the proceeds and repay the loan in full. On June 4, 2020, both Federal Hose and CAD entered into unsecured loans with First Federal Savings and Loan Association of Lakewood, pursuant to the Paycheck Protection Program under the CARES Act, in the amounts of $253,071 and $1,200,766, respectively (the “PPP Loans”).

The PPP Loans each have a two-year term and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement, and will begin in January 4, 2021, in monthly installments based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any portion of the PPP Loan that may be forgiven prior to that time. The PPP Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Federal Hose and CAD each used their respective PPP Loan amounts for qualifying expenses and to applied for, and were granted forgiveness of the loans in full by the U.S. Small Business Administration in accordance with the terms of the CARES Act. See Note 9 and Note 19 of the notes to the consolidated financial statements for a further description of the PPP Loans and forgiveness of the loans.

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company's completion of the requirements of the commercial air handling contract. At December 31, 2020, the Company did not have any active surety bonds for which performance and payment not been satisfied. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

Over the past five years, inflation has had a minimal effect on the Company because of low rates of inflation.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the duration and scope of the COVID-19 pandemic, the resumption of operations by the Company’s customers, loosening of public health restrictions, or any reimposed restrictions or tightening of public health restrictions which could impact the demand for the Company’s products; (b) the Company’s inability to obtain needed products, components or raw materials from its suppliers; (c) actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (d) the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; € the pace of recovery when the COVID-19 pandemic subsides; (f) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Crawford United Corporation

Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford United Corporation (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was approximately $11.5 million and $9.8 million at December 31, 2020 and 2019, respectively, which is allocated to the Company’s reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

We identified the goodwill impairment assessment as a critical audit matter. The primary procedures we performed to address this critical audit matter included: a) Testing the effectiveness of controls related to management’s goodwill impairment tests, including controls over the determination of fair value; b) Testing management’s process for determining the fair value; c) Evaluating whether the assumptions used were reasonable by considering past performance and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Meaden & Moore, Ltd.

Meaden & Moore, Ltd.

We are uncertain as to the year we began servicing consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1979.

Cleveland, Ohio

March 16, 2021

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$6,194,276	$2,232,499
Accounts receivable less allowance for doubtful accounts	12,021,692	14,001,795
Contract assets	3,735,557	2,422,379
Inventory less allowance for obsolete inventory	11,030,960	7,678,690
Investments	1,534,400	-
Prepaid expenses and other current assets	657,496	703,002
Total Current Assets	35,174,381	27,038,365

Property, plant and equipment, net	11,290,783	12,394,172

Operating right of use assets, net	8,856,820	9,224,840

OTHER ASSETS:
Goodwill	11,505,852	9,791,745
Intangibles, net of accumulated amortization	7,558,309	3,950,838
Other non-current assets	106,638	88,046
Total Non-Current Other Assets	19,170,799	13,830,629
Total Assets	$74,492,783	$62,488,006

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2020	2019
CURRENT LIABILITIES:
Notes payable - current	$2,782,479	$2,749,459
Bank debt - current	1,333,333	1,333,333
Leases payable	1,136,300	850,664
Accounts payable	9,230,032	6,071,522
Unearned revenue	820,002	1,998,578
Accrued expenses	2,242,924	3,281,445
Total Current Liabilities	17,545,070	16,285,001

LONG-TERM LIABILITIES:
Notes payable	5,455,717	7,676,697
Bank debt	12,174,428	6,376,594
PPP loans	1,453,837	-
Leases payable	7,901,357	8,513,448
Deferred income taxes	2,429,828	2,207,734
Total Long-Term Liabilities	29,415,167	24,774,473

STOCKHOLDERS' EQUITY
Class A 10,000,000 shares authorized, 2,595,087 issued at December 31, 2020 and 2,576,837 issued at December 31, 2019	3,896,705	3,599,806
Class B 2,500,000 shares authorized, 954,283 shares issued at December 31, 2020 and December 31, 2019	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,938,052)	(1,905,780)
Class A – 39,467 shares issued at December 31, 2020 and 37,208 shares issues at December 31, 2019
Class B -182,435 shares issued at December 31, 2020 and December 31, 2019
Retained earnings	22,366,470	16,527,083
Total Stockholders' Equity	27,532,546	21,428,532

Total Liabilities and Stockholders' Equity	$74,492,783	$62,488,006

See accompanying notes to consolidated financial statements.

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2020	December 31, 2019

Total Sales	$85,069,900	$89,698,527
Cost of Sales	66,138,610	70,123,892
Gross Profit	18,931,290	19,574,635

Operating Expenses:
Selling, general and administrative expenses	11,478,837	9,063,969
Operating Income	7,452,453	10,510,666

Other (Income) and Expenses:
Interest charges	952,192	1,056,843
Unrealized gain on investments	(585,107)	-
Other (income) expense, net	(389,873)	34,333
Total Other (Income) and Expenses	(22,788)	1,091,176
Income before Provision for Income Taxes	7,475,241	9,419,490

Provision for Income Taxes:
Current	1,443,761	1,890,912
Deferred	192,093	548,715
Total Provision for Income Taxes	1,635,854	2,439,627
Net Income	$5,839,387	$6,979,863

Net Income per Common Share - Basic	$1.76	$2.45

Net Income per Common Share - Diluted	$1.76	$2.13

Weighted Average Shares of Common Stock Outstanding – Basic	3,319,731	2,849,239
Weighted Average Shares of Common Stock Outstanding - Diluted	3,320,553	3,277,857

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2018	$2,641,300	$710,272	$1,741,901	$(1,905,780)	$9,577,792	$12,765,485

Share-based compensation expense	348,877	-	-	-	-	348,877
Warrant exercise	250,000	-	-	-	-	250,000
Note conversion	359,629	755,250	-	-	-	1,114,879
Cumulative effect of accounting change related to lease standard	-	-	-	-	(30,572)	(30,572)
Net Income	-	-	-	-	6,979,863	6,979,863
Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532
Share-based compensation expense	70,849	-	-	-	-	70,849
Stock awards	226,050	-	-	-	-	226,050
Repurchase of shares	-	-	-	(32,272)	-	(32,272)
Net income	-	-	-	-	5,839,387	5,839,387
Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2018	2,161,014	779,283	37,208	182,435	2,123,806	596,848

Stock awards	64,334	-	-	-	64,334	-
Warrant exercise	100,000	-	-	-	100,000	-
Note conversion	251,489	175,000	-	-	251,489	175,000
Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock Awards	17,250	-	-	-	17,250	-
Stock option exercise	1,000	-	-	-	1,000	-
Share repurchase	-	-	2,259	-	(2,259)	-
Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Net Income	$5,839,387	$6,979,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,458,593	2,054,721
Loss on disposal of assets	-	10,544
Non-cash share-based compensation expense	296,899	348,877
Unrealized gain on investments	(585,107)
Deferred income taxes	222,094	548,715
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	2,751,191	(4,164,533)
Decrease (Increase) in inventories	(434,014)	(2,180,708)
Decrease (Increase) in contract assets	(1,313,178)	(339,030)
Decrease (Increase) in prepaid expenses & other assets	80,311	125,324
Increase (Decrease) in accounts payable	2,752,081	747,632
Increase (Decrease) in accrued expenses	(996,956)	32,328
Increase (Decrease) in unearned revenue	(1,178,576)	(3,269,190)
Total adjustments	4,053,338	(6,085,320)
Net Cash Provided by Operating Cash Activities	$9,892,725	$894,543

Cash Flows from Investing Activities
Cash paid for acquisition	$(9,400,000)	$(50,001)
Capital expenditures	(574,315)	(746,430)
Purchase of equity securities	(949,293)	-
Net Cash Used in Investing Activities	(10,923,608)	(796,431)

Cash Flows from Financing Activities
Borrowings on PPP loans	5,133,220	-
Payments on related party notes	(2,187,960)	(1,592,298)
Repayment of PPP loans	(3,679,383)	-
Borrowings on convertible notes	-	266,880
Payments on bank debt	(6,393,747)	(4,385,211)
Borrowings on bank debt	12,152,802	2,539,598
Share repurchase	(32,272)	-
Payments on capital lease	-	(11,158)
Proceeds from options and warrants	-	258,950
Net Cash Provided by (Used in) Financing Activities	4,992,660	(2,923,239)
Net Increase (decrease) in cash and cash equivalents	3,961,777	(2,825,127)

Cash and cash equivalents at beginning of year	2,232,499	5,057,626

Cash and cash equivalents at end of year	$6,194,276	$2,232,499

Supplemental disclosures of cash flow information
Interest paid	$831,654	$949,280
Income taxes paid	$956,246	$1,815,482
Conversion of debt to equity	$-	$848,000

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRAWFORD UNITED CORPORATION
DECEMBER 31, 2020 AND 2019

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

In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for fiscal years beginning after December 15, 2019. The Company adopted this standard on January 1, 2020, and did not result in any impairment.

New Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for smaller reporting companies beginning after December 15, 2022.

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. For the year ended December 31, 2020, sales to three customers in the Commercial Air Handling segment were 15% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 33% of consolidated sales. For the year ended December 31, 2019, sales to three customers in the Commercial Air Handling segment were 12% of consolidated sales of the Company, while one customer in the Aerospace Components segment accounted for 29% of consolidated sales.

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

Fair Value of Financial Instruments
Accounting for "Financial Instruments" requires the Company to disclose estimated fair values of financial instruments. Financial instruments held by the Company include, among others, accounts receivable, accounts payable, and notes payable. The carrying amounts reported in the consolidated balance sheet for assets and liabilities qualifying as financial instruments is a reasonable estimate of fair value.

Fair Value Measurements

As defined in FASB ASC 820, "Fair Value Measurements", fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the examination of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

* Level 1: Quoted market prices in active markets for identical assets or liabilities.

* Level 2: Inputs to the valuation methodology include: * Quoted prices for similar assets or liabilities in active markets;

* Quoted prices for identical assets or similar assets or liabilities in inactive markets;

* Inputs other than quoted prices that are observable for the asset or liability;

* Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

* Level 3: Unobservable inputs that are not corroborated by market data.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Stock: The stock market value is based on valuation of market quotes from independent active market sources, and is considered a level 1 investment.

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

Disaggregation of Revenue

Revenue earned over time was $43.4 million and $51.6 million for the years ended December 31, 2020 and 2019.  Revenue earned at a point in time was $41.7 million and $38.1 million for the years ended December 31, 2020 and 2019.

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

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus any change in deferred taxes during the year. Deferred taxes result from differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The company is currently undergoing an IRS audit of the 2018 tax return.

Income per Common Share
Income per common share information is computed on the weighted average number of shares outstanding during each period.

3.    ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $19,973 and $18,325 at December 31, 2020 and 2019, respectively.

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31, 2020	December 31, 2019

Raw materials and component parts	$3,897,133	$2,945,427
Work-in-process	3,449,252	2,800,699
Finished products	3,999,920	2,183,170
Total Inventory	11,346,305	7,929,296
Less: Inventory reserves	315,345	250,606
Net Inventory	$11,030,960	$7,678,690

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment testing

U.S. GAAP requires that both indefinite-lived intangible assets and goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect the significant inputs used to determine the fair value of the asset group or reporting unit to determine whether an interim quantitative impairment test is requires.

The Company performed its annual impairment test for goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, ad whether it is therefore necessary to perform the quantitative impairment test. For the aerospace reporting unit, the Company performed a quantitative impairment test, including a discounted cash flow model and peer comparison. As a result of the impairment testing, it was determined that no indefinite-lived intangible assets or goodwill was impaired.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets consist of the following:

	December 31, 2020	December 31, 2019

Customer Intangibles	$7,700,000	$4,970,000
Non-Compete Agreements	200,000	200,000
Trademarks	1,930,000	340,000
Total Other Intangibles	9,830,000	5,510,000
Less: Accumulated Amortization	2,271,691	1,559,162
Other Intangibles, Net	$7,558,309	$3,950,838

Intangible amortization expense was as follows:

	December 31, 2020	December 31, 2019

Accumulated amortization at the beginning of the period	$1,559,162	$1,177,798
Amortization expense	712,529	381,364
Accumulated amortization at end of period	$2,271,691	$1,559,162

Intangible amortization for the next five years is as follows:

Amortization in future periods

2021	712,530
2022	689,197
2023	672,530
2024	672,530
2025	672,530

6.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	December 31, 2020	December 31, 2019

Land	$228,872	$228,872
Buildings and Improvements	2,061,887	1,837,009
Machinery & Equipment	14,329,462	13,950,444
Total Property, Plant & Equipment	16,620,221	16,016,325
Less: Accumulated Depreciation	5,329,438	3,622,153
Property Plant & Equipment, Net	$11,290,783	$12,394,172

Depreciation expense for the years ended December 31, 2020 and 2019 was $1,707,285 and $1,645,829, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities as of December 31, 2020 are summarized in the table below:

	2020
	Cost	Market
Stock	$949,293	$1,534,400
Less cost		949,293
Gross unrealized gains on equity securities		585,107
Deferred income taxes		146,736
Net unrealized gains on equity securities		$438,371

There were no investments held by the Company as of December 31, 2019.

Investments by fair value level in the hierarchy as of December 31, 2020 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet

Common stock	$1,534,400	$-	$-	$1,534,400

8.      BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $12,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month. The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility from June 1, 2021 to June 1, 2024. The Credit Agreement was amended on December 30, 2019 to eliminate the borrowing base. The Credit Agreement was amended on March 2, 2021 to expand the revolving loan amount from $20,000,000 to $30,000,000

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for LIBOR loans. The maturity date of the revolving facility is June 1, 2024. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio.

Bank debt balances consist of the following:

	December 31, 2020	December 31, 2019

Term Debt	$2,777,778	$4,111,111
Revolving Debt	10,825,797	3,722,995
Total Bank Debt	13,603,575	7,834,106
Less: Current Portion	1,333,333	1,333,333
Non-Current Bank Debt	12,270,242	6,500,773
Less: Unamortized Debt Costs	95,814	124,179
Net Non-Current Bank Debt	$12,174,428	$6,376,594

Minimum principal payments due on the term loan until maturity are:

Term Loan

2021	1,333,333
2022	1,444,445
Total principal payments	$2,777,778

The Company had $9.2 million and $16.3 million available to borrow on the revolving credit facility at December 31, 2020 and 2019, respectively.

9.     NOTES PAYABLE

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

The outstanding balance on the Convertible Loan as of December 31, 2020 and 2019, respectively was $0 and $200,000.

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

Paycheck Protection Program Notes

The Company applied for and was approved for a loan in the amount of $3,679,383 (the “PPP Loan”) on April 10, 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On May 5, 2020, the Company instructed JPMorgan to repay in full the Promissory Note pursuant to the Paycheck Protection Program under the CARES Act. On June 4, 2020, Federal Hose and CAD each entered into unsecured loans with First Federal Savings and Loan Association of Lakewood, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amounts of $253,071 and $1,200,766, respectively (the “PPP Loans”).

The PPP Loans each have a two-year term and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until seven months after the date of the loan, and will begin January 4, 2021, in monthly installments based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any remaining unforgiven portion of the PPP Loan. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The loans contain events of default and other provisions customary for a loan of this type. The PPP Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Federal Hose and CAD each intend to use their entire respective PPP Loan amounts for qualifying expenses and to apply for forgiveness of the loans in accordance with the terms of the CARES Act. The PPP Loans may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and on maintaining certain average levels of employment and payroll as required by the CARES Act. Federal Hose and CAD intend to use the loan proceeds only for permissible purposes, and as of December 31, 2020 have used all proceeds from the PPP Loans to retain employees and maintain payroll. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration.  The Company received notice of forgiveness from First Federal Savings and Loan Association of Lakewood of 100% of the CAD and Federal Hose PPP loans on January 22,2021 and January 29, 2021, respectively.

Notes Payable

Notes payable consist of the following:

	December 31, 2020	December 31, 2019

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016	$1,108,829	$1,302,776

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016.	941,867	1,248,380

In connection with the CARES Act, Federal Hose entered into a promissory note on June 4, 2020 for a $253,071 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments to begin January 4, 2021. Any unforgiven portion of the note is payable on or before June 4, 2022.	253,071	-

In connection with the CARES Act, CAD entered into a promissory note on June 4, 2020 for a $1,200,766 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installment to begin January 4, 2021. Any unforgiven portion of the note is payable on or before June 4, 2022.	1,200,766	-

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	6,187,500	7,875,000

Total notes payable	9,692,033	10,426,156

Less current portion	2,782,479	2,749,459

Notes payable – non-current portion	$6,909,554	$7,676,697

Principal payments on the notes payable are as follows for the years ended December 31:

	Related Party Notes	Seller Note	PPP Loans	Total Principal Payments

2021	532,479	2,250,000	-	2,782,479
2022	1,518,217	2,250,000	1,453,837	5,222,054
2023	-	1,687,500	-	1,687,500
2024	-	-	-	-
Total principal payments	$2,050,696	$6,187,500	$1,453,837	9,692,033

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

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.  Lease expense for the years ended December 31, 2020 and 2019 was approximately $1.5 million and $1.6 million, respectively.

Supplemental balance sheet information related to leases:

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets, net	$8,856,820	$9,224,840

Other current liabilities	1,136,300	850,664
Operating lease liabilities	7,901,357	8,513,448
Total operating lease liabilities	$9,037,657	$9,364,112

Weighted Average Remaining Lease Term
Operating Leases (in years)	9.0	11.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

Future minimum lease payments at December 31, 2020 were as follows:

Operating Leases
Year Ending December 31,
2021	$1,502,178
2022	1,452,087
2023	1,268,341
2024	1,285,820
2025	1,303,601
Thereafter	4,668,151
Total future minimum lease payments	$11,480,178
Less: imputed interest	(2,442,521)
Total	$9,037,657

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

11. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (1,042,848 and 1,045,848 shares at December 31, 2020 and 2019, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $0.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

12. STOCK COMPENSATION

The Company's 2013 Omnibus Equity Plan (the “Plan”) was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. Under the Plan, 150,000 Class A Common Shares were initially reserved for issuance. The Plan was materially revised in 2019 to increase the maximum number of the Company’s Class A Common Shares, without par value, available for issuance to 400,000, providing an additional 250,000 Class A Common Shares under the Plan. This change to the Plan was approved in connection with the Company’s 2019 Annual Meeting of Shareholders. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. The Company granted 15,000 and 12,000 restricted stock awards under the Plan during the fiscal years ended December 31, 2020 and December 31, 2019, respectively. Approximately 271,000 Class A Common Shares remain available for issuance under the Plan.

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

Non-cash compensation expense related to stock option plans was $296,899 and $348,877 for the years ended December 31, 2020 and December 31, 2019, respectively.

13. INCOME TAXES

A reconciliation of the provision of income taxes to the statutory federal income tax rate is as follows:

	Year	Year
	December 31, 2020	December 31, 2019

Income Before Provision for Income Taxes	$7,475,241	$9,419,490
Statutory rate	21%	21%
Tax at statutory rate	1,569,801	1,978,092
State taxes, net of federal benefit	336,654	551,179
Permanent differences	18,715	23,889
Return to Provision Adjustments	(289,316)	(113,533)
Provision for income taxes	$1,635,854	$2,439,627

Deferred tax assets (liabilities) consist of the following:

	December 31, 2020	December 31, 2019

Inventories	$179,171	$164,768
Bad debts	5,009	4,659
Accrued liabilities	48,812	279,508
Prepaid expense	(92,571)	(116,524)
Depreciation and amortization	(2,757,740)	(2,798,040)
Research and development and other credit carryforwards	451,247	556,387
Right of use lease accounting	47,351	(19,600)
Directors stock option plan	161,212	163,427
Total deferred tax liability	(1,957,509)	(1,765,415)
Valuation allowance	(47,319)	(47,319)
Reserve for uncertain tax positions	(425,000)	(395,000)
Total reserves & allowances	(472,319)	(442,319)
Net deferred tax liability, net of reserves	$(2,429,828)	$(2,207,734)

Valuation Allowance
The Company has a valuation allowance for deferred tax assets based upon certain credits that may not be fully utilized in the future. The Company believes the valuation allowance of $47 thousand at December 31, 2020 and 2019, respectively, is adequate.

Reserve for Uncertain Tax Positions
The Company has a reserve of unrecognized tax benefits related to exposures in accordance with ASC 740. The Company believes the valuation allowance of $0.4 million at December 31, 2020 and 2019, respectively, is adequate. Due to the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Tax Credits and Net Operating losses:

At December 31, 2020, the Company has state net operating losses (NOLs) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	State NOLs	R& D & Other Credits
2021	-	3,000
2022	-	3,000
2023	-	3,000
2024	-	3,000
2025	-	3,000
2026	-	3,000
2027	-	3,000
2028	-	3,000
2029	191,519	3,000
2030	414,231	3,000
2031	641,229	3,000
2032	-	3,000
2033	532,837	3,000
2034	285,607	3,000
2035	-	-
2036	-
2037 and beyond	-	-
	$2,065,423	$42,000

14.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	2020	2019

Net Income Per Common Share - Basic
Income available to common stockholders	$5,839,387	$6,979,863
Weighted Average Shares of Common Stock Outstanding	3,319,731	2,849,239

Net Income Per Common Share - Basic	$1.76	$2.45

Effect of Dilutive Securities
Weighted Average Shares of Common Stock Outstanding - Basic	3,319,731	2,849,239
Options and warrants under convertible note	822	428,618
Weighted Average Shares of Common Stock Outstanding - Diluted	3,320,553	3,277,857

Net Income Per Common Share – Diluted
Income available to common stockholders	$5,839,387	$6,979,863
Weighted Average Shares of Common Stock Outstanding - Diluted	3,320,553	3,277,857

Net Income Per Common Share - Diluted	$1.76	$2.13

Included in the computation of diluted earnings for the year ended December 31, 2020 and December 31, 2019 were options of 1,000 shares Class A common stock.

15.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plans covering all full-time employees. Company contributions for each of these plans, including matching of employee contributions, are at the Company's discretion.

For the years ended December 31, 2020 and December 31, 2019, the Company made matching contributions to the plans in the amount of $97,322 and $315,090 respectively. The Company does not provide any other postretirement benefits to its employees.

16.  ACQUISITIONS

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

On April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”), pursuant to the terms of an Asset Purchase Agreement entered into by and between Hickok Operating LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company, and DG on the date thereof. DG is in the business of developing and commercializing marketing and data analytic technology applications. The company paid $50,001 for DG.

Acquisition related costs are included in Other expense, net in the consolidated statements of income. Acquisition related costs were $110,548 and $74,117 for the years ended December 31, 2020 and 2019, respectively. Also, see note 7, Bank debt regarding further information on the acquisitions and the loan agreements and notes issued in connection with such acquisitions.

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

Aerospace Components:

The Aerospace Components segment was added July 1, 2018, when the Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc. in Phoenix, Arizona. This segment manufactures precision components primarily for customers in the aerospace industry.  This segment provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  Our quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding. The Company purchased all of the issued and outstanding shares of capital stock of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (Machining Technologies), in Longmont, Colorado on March 2, 2021.  Global-Tek and Machining Technologies specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets.  Komtek Forge LLC, Global-Tek and Machining Technologies were all acquired in 2021 and therefore are not included in the 2020 and 2019 results reported herein.

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

Corporate and Other:

Corporate costs not allocated to the three primary business segments are aggregated with the results of DG, acquired in April 2019.

	Year Ended December 31, 2020
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	$41,243,413	$18,916,525	$22,762,199	$2,147,763	$85,069,900
Gross Profit	10,216,587	1,415,591	6,518,682	780,430	18,931,290
Operating Income	5,313,487	(649,230)	3,746,257	(958,061)	7,452,453
Pretax Income	5,750,226	(1,164,179)	2,114,580	774,614	7,475,241
Net Income	4,312,669	(873,134)	1,585,935	813,917	5,839,387

	Year Ended December 31, 2019
	Commercial Air Handling	Aerospace Components	Industrial Hose	Corporate and Other	Consolidated
Sales	51,564,344	30,126,438	7,171,164	836,581	89,698,527
Gross Profit	12,350,412	5,015,003	1,970,149	239,071	19,574,635
Operating Income	7,141,097	2,876,304	859,114	(365,849)	10,510,666
Pretax Income	7,140,398	2,073,239	635,995	(430,142)	9,419,490
Net Income	5,291,035	1,536,270	471,272	(318,714)	6,979,863

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended December 31, 2020	Year Ended December 31, 2019

United States of America	$83,992,635	$89,370,005
Puerto Rico	601,232	-
Canada	388,531	283,011
Other	87,502	45,511
	$85,069,900	$89,698,527

All export sales to foreign countries are made in US Dollars.

18. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the years ended December 31, 2020 and 2019. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	Year Ended December 31, 2020
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020

Sales	$25,281,574	$18,576,588	$21,277,797	$19,933,941
Gross Profit	6,208,143	3,499,039	4,852,417	4,371,691
Operating Income	3,138,149	530,520	2,126,417	1,657,368
Net Income	2,075,570	228,837	1,426,090	2,108,890
Net Income per Common Share:
Basic	$0.63	$0.07	$0.43	$0.63
Diluted	$0.63	$0.07	$0.43	$0.63

	Year Ended December 31, 2019
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019

Sales	$21,836,087	$24,514,636	$22,244,681	$21,103,124
Gross Profit	4,829,888	5,226,933	4,987,563	4,530,251
Operating Income	2,571,071	2,791,553	2,558,779	2,589,263
Net Income	1,745,458	1,831,479	1,694,868	1,708,058
Net Income per Common Share:
Basic	$0.63	$0.66	$0.59	$0.58
Diluted	$0.55	$0.57	$0.52	$0.51

19. SUBSEQUENT EVENTS

Effective January 15, 2021, the Company, completed the acquisition of all of the issued and outstanding shares of capital stock of KT Acquisition LLC (dba Komtek Forge), a Massachusetts limited liability company and supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics. alternative energy, petrochemical, and defense industries, pursuant to a Membership Interest Purchase Agreement entered into as of January 15, 2021 by and among the Company, the Seller, the seller parties named therein and the Seller Parties’ representative named therein. Upon the closing of the Transaction, the Stock was transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $9.4 million, payable at closing, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Asset Purchase Agreement, plus the assumption of specified liabilities of the Seller.

Effective March 1, 2021, MTA Acquisition Company, LLC, a Delaware limited liability company (“MTA”) and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the membership interests of Global-Tek-Manufacturing LLC, a Puerto Rico limited liability company and specialist in machining parts from wrought, rounds, castings or extrusions and providing in house anodizing and other finishing and assembly operations and substantially all of the assets of Machining Technology L.L.C., a Colorado limited liability company with CNC machining capability, pursuant to a Membership Interest and Asset Purchase Agreement entered into March 2, 2021 and effective as of March 1, 2021 by and among MTA, the Seller, the seller parties named therein and the Seller Parties’ representative named therein. Upon the closing of the Transaction, the Stock and assets were transferred and assigned to MTA in exchange for approximately $4.9 million in cash and the repayment of remaining outstanding indebtedness and transaction costs totaling approximately $1.58 million, subject to customary post-closing adjustments. The Purchase Agreement also includes a post-closing “earnout” that provides for up to an aggregate of $1.5 million in additional consideration to the Interest Sellers (up to $750,000 per year) if specified performance targets are met in the two years following closing. If earned, the additional consideration is payable in cash or, at the election of each Interest Seller, in Company common shares up to a maximum aggregate amount of 61,475 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2020, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Crawford United is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992) for Small Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

/s/ J. P. Daly

J. P. Daly
Chief Financial Officer

March 17, 2021

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.

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

2.1(b)

Asset Purchase Agreement, effective as of June 1, 2018, by and among Buyer, the Company, Supreme, Waekon Corporation and Robert L. Bauman (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on June 6, 2018).

2.1(c)

Share Purchase Agreement, entered into as of July 5, 2018, by and among the Company, CAD Enterprises, Inc. and the Sellers’ Representative (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on July 6, 2018).

2.1(d)

Asset Purchase Agreement, entered into as of April 19, 2019, by and between Hickok Operating LLC and Data Genomix, Inc.  (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on April 23, 2019).

2.1(e)

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

2.1(f)

Membership Interest and Purchase Agreement, entered into as of January 15, 2021, by and among CAD and the Sellers (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on January 21, 2021).

2.1(g)

Membership Interest and Asset Purchase Agreement, effective as of March 1, 2021, by and among the Company, the Sellers and the Sellers’ Representative (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on March 5, 2021).

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

10(k)

Warrant Agreement, dated December 30, 2012, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 4, 2013) effective through December 30, 2015.

10(l)

Amendment No. 2 to Convertible Loan Agreement, dated December 30, 2013, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 2, 2014) effective through December 30, 2014.

10(m)

Amendment No. 3 to Convertible Loan Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015) effective through December 30, 2015.

10(n)

Amendment No. 1 to Registration Rights Agreement, dated December 31, 2014, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 6, 2015).

10(o)

Amendment No. 4 to Convertible Loan Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015 effective through December 30, 2016.

10(p)

Amendment No. 1 to Warrant Agreement, dated December 30, 2015, by and between the Company and Roundball, LLC. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on December 30, 2015) effective through December 30, 2016.

10(q)

Revolving Credit Agreement, dated June 3, 2016 between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

10(r)

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

10(t)

Amendment No. 5 to Convertible Loan Agreement, dated December 20, 2016, by and between the Company and Roundball, LLC. effective through December 30, 2017 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on December 27, 2016).

10(u)

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

10(w)

Amendment No. 6 to Convertible Loan Agreement, dated December 29, 2017, by and between the Company and Roundball, LLC. effective through December 30, 2018 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on January 4, 2018).

10(x)

Amendment No. 3 to Warrant Agreement, dated December 29, 2017, by and between the Company and Roundball, LLC. effective through December 30, 2018 (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on January 4, 2018).

10(y)

First Amendment to Promissory Note entered into as of July 5, 2018 between Hickok Incorporated and First Francis Company, Inc. with respect to Promissory Note in the original principal amount of $2,000,000. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on July 11, 2018).

10(z)

First Amendment to Promissory Note entered into as of July 5, 2018 between Hickok Incorporated and First Francis Company, Inc. with respect to Promissory Note in the original principal amount of $2,768,662. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on July 11, 2018).

10(aa)	Amended and Restated 2013 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 14, 2019).
10(ab)

Promissory Note dated June 4, 2020, between CAD and First Federal Savings and Loan Association of Lakewood (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on June 10, 2020).

10(ac)

Promissory Note dated June 4, 2020, between Federal Hose and First Federal Savings and Loan Association of Lakewood (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on June 10, 2020).

10(ad)

Credit Agreement, dated June 1, 2017, as amended by that certain First Amendment Agreement, dated as of July 5, 2018, that certain Second Amendment Agreement, dated as of September 30, 2019, that certain Third Amendment Agreement, dated as of December 30, 2019, that certain Fourth Amendment Agreement, dated as of January 15, 2021, and that certain Fifth Amendment Agreement, dated as of March 2, 2021, among Crawford United Corporation, Crawford AE LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Data Genomix LLC, Waekon Corporation, CAD Enterprises, Inc., Crawford United Acquisition Company, LLC, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on March 5, 2021).

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

CRAWFORD UNITED CORPORATION By: /s/ Brian E. Powers Brian E. Powers Chairman, President and Chief Executive Officer Date: March 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 17th day of March 2021:

SIGNATURE:	TITLE

/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)
/s/ John P. Daly	Chief Financial Officer
John P. Daly	(Principal Financial and Accounting Officer)

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

/s/ Luis E. Jimenez	Director
Luis E. Jimenez

CRAWFORD UNITED CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2019
Reserve for doubtful accounts	$35,000	$-	$(16,675)	$18,325
Reserve for inventory obsolescence	226,492	24,114	-	250,606
Reserve for product warranty	474,304	417,505	(589,323)	302,486
Valuation allowance for deferred taxes	47,319	-	-	47,319
Reserve for uncertain tax positions	$395,000	$-	$-	$395,000

Year Ended December 31, 2020
Reserve for doubtful accounts	$18,325	$1,648	-	$19,973
Reserve for inventory obsolescence	250,606	64,739	-	315,345
Reserve for product warranty	302,486	253,461	(350,947)	205,000
Valuation allowance for deferred taxes	47,319	-	-	47,319
Reserve for uncertain tax positions	$395,000	$30,000	$-	$425,000