Form 10-Q
period 2021-03-31
CRAWFORD UNITED Corp
filed 2021-05-11
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, 2,637,058 shares of Class A Common Stock and 771,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,841,177	$6,194,276
Accounts receivable less allowance for doubtful accounts	15,550,526	12,021,692
Contract assets	3,901,253	3,735,557
Inventories-less allowance for obsolete inventory	13,119,476	11,030,960
Investments	1,644,975	1,534,400
Prepaid expenses and other current assets	674,789	657,496
Total Current Assets	39,732,196	35,174,381

Property, plant and equipment, net	15,286,257	11,290,783

Operating right of use asset, net	8,565,973	8,856,820

OTHER ASSETS:
Goodwill	13,978,426	11,505,852
Intangibles, net of accumulated amortization	9,555,385	7,558,309
Other non-current assets	102,129	106,638
Total Non-Current Other Assets	23,635,940	19,170,799
Total Assets	$87,220,366	$74,492,783

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	2,915,213	2,782,479
Bank debt – current	1,333,333	1,333,333
Leases payable – current	1,158,633	1,136,300
Accounts payable	9,913,661	9,230,032
Unearned revenue	677,741	820,002
Contingent liability - current	750,000	-
Accrued expenses	3,382,366	2,242,924
Total Current Liabilities	20,130,947	17,545,070

LONG-TERM LIABILITIES:
Notes payable – long-term	6,489,571	5,455,717
Bank debt – long-term	17,757,675	12,174,428
PPP loans	-	1,453,837
Leases payable – long-term	7,638,786	7,901,357
Deferred income taxes	2,429,828	2,429,828
Contingent liability – long-term	750,000	-
Total Long-Term Liabilities	35,065,860	29,415,167
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,678,787 issued at March 31, 2021 and 2,595,087 issued at December 31, 2020	5,285,333	3,896,705
Class B common shares - 2,500,000 shares authorized, 954,283 shares issued at March 31, 2021 and December 31, 2020	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,979,085)	(1,938,052)
Class A common shares – 41,729 shares held at March 31, 2021 and 39,467 shares held at December 31, 2020
Class B common shares – 182,435 shares held at March 31, 2021 and December 31, 2020
Retained earnings	25,509,888	22,366,470
Total Stockholders' Equity	32,023,559	27,532,546

Total Liabilities and Stockholders' Equity	$87,220,366	$74,492,783

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
	2021	2020

Total Sales	$23,994,004	$25,281,574
Cost of Sales	17,991,083	19,073,431
Gross Profit	6,002,921	6,208,143

Operating Expenses:
Selling, General and administrative expenses	3,677,461	3,069,994
Operating Income	2,325,460	3,138,149

Other (Income) and Expenses:
Interest charges	218,618	297,421
Realized (gain) on investments	(152,761)	-
Unrealized (gain) on investments	(233,644)	-
PPP loan forgiveness	(1,453,837)	-
Other (income) expense, net	278,125	71,361
Total Other (Income) and Expenses	(1,343,499)	368,782
Income before Provision for Income Taxes	3,668,959	2,769,367

Provision for Income Taxes	525,542	693,797
Net Income	$3,143,417	$2,075,570

Net Income Per Common Share - Basic	$0.93	$0.63

Net Income Per Common Share - Diluted	$0.93	$0.63

Weighted Average Shares of Common Stock Outstanding
Basic	3,392,839	3,311,477
Diluted	3,393,720	3,313,157

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532
Share-based compensation expense	70,849	-	-	-	-	70,849
Stock awards	226,050	-	-	-	-	226,050
Repurchase of shares	-	-	-	(32,272)	-	(32,272)
Net income	-	-	-	-	5,839,387	5,839,387
Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	15,667	-	-	-	-	15,667
Stock awards	313,961	-	-	-	-	313,961
Issuance for acquisition	1,059,000	-	-	-	-	1,059,000
Repurchase of shares	-	-	-	(41,033)	-	(41,033)
Net income	-	-	-	-	3,143,417	3,143,417
Balance at March 31, 2021	$5,285,333	$1,465,522	$1,741,901	$(1,979,085)	$25,509,887	$32,023,559

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock awards	17,250	-	-	-	17,250	-
Stock option exercise	1,000	-	-	-	1,000	-
Share repurchase	-	-	2,259	-	(2,259)	-
Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock Awards	23,700	-	-	-	23,700	-
Acquisition	60,000	-	-	-	60,000	-
Share repurchase	-	-	2,262	-	(2,262)	-
Balance at March 31, 2021	2,678,787	954,283	41,729	182,435	2,637,058	771,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities
Net Income	$3,143,417	$2,075,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724,641	623,465
Unrealized gain on investments in equity securities	(233,644)	-
Forgiveness of PPP loan	(1,453,837)	-
Non-cash share-based compensation expense	329,628	36,466
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(967,662)	2,056,246
Decrease (Increase) in inventories	(319,455)	(339,843
Decrease (Increase) in contract assets	(165,696)	(1,775,539)
Decrease (Increase) in prepaid expenses & other assets	268,510	(58,099)
Increase (Decrease) in accounts payable	(633,307)	2,305,197
Increase (Decrease) in accrued expenses	912,024	1,239,831
Increase (Decrease) in unearned revenue	(142,261)	(546,965)
Total adjustments	(1,681,059)	3,540,759
Net Cash Provided by Operating Activities	$1,462,358	$5,616,329

Cash Flows from Investing Activities
Cash paid for business acquisitions	(7,081,277)	(9,400,000)
Sale of equity securities	123,069	-
Capital expenditures	(827,184)	(122,720)
Net Cash (Used in) Investing Activities	$(7,785,392)	$(9,522,720)

Cash Flows from Financing Activities
Payments on notes	(562,500)	(684,720)
Payments on bank debt	(1,352,833)	(3,093,747)
Borrowings on bank debt	6,926,301	10,870,893
Share repurchase	(41,033)	-
Net Cash Provided by Financing Activities	$4,969,935	$7,092,426
Net Increase (decrease) in cash and cash equivalents	(1,353,099)	3,186,035
Cash and cash equivalents at beginning of period	6,194,276	2,232,499
Cash and cash equivalents at end of period	$4,841,177	$5,418,534

Supplemental disclosures of cash flow information
Interest Paid	$153,995	$255,742

Supplemental disclosures of noncash financing activity
Forgiveness of PPP loan	$1,453,837	-

Supplemental disclosures of noncash investing activity
Issuance of Class A common shares in business acquisition	$1,059,000	-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

During the three-month period ended March 31, 2021, there have been no changes to our significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $17,009 and $19,973 at March 31, 2021 and December 31, 2020, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	March 31, 2021	December 31, 2020

Raw materials and component parts	$3,914,652	$3,897,133
Work-in-process	3,963,814	3,449,252
Finished products	5,556,355	3,999,920
Total inventory	$13,434,821	$11,346,305
Less: inventory reserves	315,345	315,345
Net inventory	$13,119,476	$11,030,960

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

For the identified reporting units, a Step 1 impairment test was performed as of December 31, 2020 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated the fair value exceeded carrying value for all reporting units tested. As a result of the impairment testing performed as of December 31, 2020, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated their assessment during the first quarter of fiscal 2021 and validated the assumptions used in the analyses performed as of December 31, 2020 and determined that the resulting conclusions remained appropriate as of March 31, 2021.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	March 31, 2021	December 31, 2020
Customer list intangibles	$8,741,000	$7,700,000
Non-compete agreements	200,000	200,000
Trademarks	3,092,000	1,930,000
Total intangible assets	12,033,000	9,830,000
Less: accumulated amortization	2,477,615	2,271,691
Intangible assets, net	$9,555,385	$7,558,309

Amortization of intangibles assets was: $205,924 and $179,340 for the three months ended March 31, 2021 and 2020, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	March 31, 2021	December 31, 2020

Land	$228,872	$228,872
Buildings and improvements	2,434,882	2,061,887
Machinery & equipment	20,251,375	14,329,462
Total property, plant & equipment	22,915,129	16,620,221
Less: accumulated depreciation	7,628,872	5,329,438
Property plant & equipment, net	$15,286,257	$11,290,783

Depreciation expense was $508,937 and $434,684 for the three months ended March 31, 2021 and 2020, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are summarized in the table below:

	March 31, 2021	December 31, 2020

Fair value of equity securities	$1,644,975	$1,534,400
Cost basis	826,224	949,293
Unrealized gain (loss) on equity securities	$818,751	$585,107

Unrealized gains were $233,644 as of March 31, 2021 compared to $585,107 as of December 31, 2020 and unrealized losses were $0 as of March 31, 2021 compared to $0 as of December 31, 2020. Realized gains were $152,748 as of March 31, 2021 compared to $0 as of December 31, 2020 and Realized losses were $0 as of March 31, 2021 and $0 as of December 31, 2020.

Investments by fair value level in the hierarchy as of March 31, 2021 and December 31, 2020 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of March 31, 2021	$1,644,975	$-	$-	$1,644,975
Common stock as of December 31, 2020	$1,534,400	$-	$-	$1,534,400

8.  BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 and further amended on September 30, 2019, December 30, 2019 and March 2, 2021 (as amended, the “Credit Agreement”). The March 2, 2021 amendment increased the maximum borrowing amount under the revolving credit facility from $20,000,000 to $30,000,000. As amended, the Credit Agreement is comprised of a revolving facility in the amount of $30,000,000 and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month.

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

Bank debt balances consist of the following:

	March 31, 2021	December 31, 2020

Term debt	$2,444,445	$2,777,778
Revolving debt	16,752,098	10,825,797
Total Bank debt	19,196,543	13,603,575
Less: current portion	1,333,333	1,333,333
Non-current bank debt	17,863,210	12,270,242
Less: unamortized debt costs	105,535	95,814
Net non-current bank debt	$17,757,675	$12,174,428

The Company had $13.2 million and $9.2 million available to borrow on the revolving credit facility at March 31, 2021 and December 31, 2020, respectively.

9.     NOTES PAYABLE

Notes Payable – Related Party

The Company had two separate outstanding promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in July 2018 in connection with acquisition of CAD. The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each had an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the July 2018 amendments to the Credit Agreement.

In connection with the Komtek Forge acquisition, on January 15, 2021, the Company refinanced the outstanding First Francis promissory notes in the aggregate amount of $2,077,384, including accrued interest payable through the refinance date and combined this amount with an existing First Francis promissory note carried by Komtek Forge in the amount of $1,702,400 into one note for a combined $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021. The interest rate on the refinanced loan remained at 6.25% per annum. First Francis is owned by Matthew Crawford, who serves on the Board of Directors of the Company, and Edward Crawford, who served on the Board of Directors of the Company until June 17, 2019 and who has been nominated for election to the Board of Directors in 2021.

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD.  Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note”), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”).   The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”).  The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note.  Payment of the Seller Note is secured by a second-priority security interest in the assets of CAD.   Interest accrued on the original principal amount is due and payable in arrears on the first day of each calendar quarter up to and including June 30, 2023.  The Company is required to make quarterly principal payments, the amount of which is calculated based on a four (4) year amortization schedule, on the last day of each calendar quarter up to and including the Maturity Date. The holders of the Seller Note and the Company agreed to defer the quarterly principal payment due June 30, 2020 until June 30, 2023; quarterly interest was paid on the Seller Note.

Paycheck Protection Program Notes

The Company applied for and was approved for a loan in the amount of $3,679,383 (the “PPP Loan”) on April 10, 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On May 5, 2020, the Company instructed JPMorgan to repay in full the Promissory Note pursuant to the Paycheck Protection Program under the CARES Act. On June 4, 2020, Federal Hose and CAD each entered into unsecured loans with First Federal Savings and Loan Association of Lakewood, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amounts of $253,071 and $1,200,766, respectively (the “PPP Loans”). The Company received notice of forgiveness from First Federal Savings and Loan Association of Lakewood of 100% of the CAD and Federal Hose PPP loans on January 2, 2021 and January 29, 2021 respectively.

Notes payable consists of the following:

	March 31, 2021	December 31, 2020

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016. Refinanced on January 15, 2021.	$-	$1,108,829

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016. Refinanced on January 15, 2021.	-	941,867

In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	3,779,784	-

In connection with the CARES Act, Federal Hose entered into a promissory note on June 4, 2020 for a $253,071 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments scheduled to begin January 4, 2021. This note was fully forgiven on January 29, 2021.	-	253,071

In connection with the CARES Act, CAD entered into a promissory note on June 4, 2020 for a $1,200,766 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments scheduled to begin January 4, 2021. This note was fully forgiven on January 22, 2021.	-	1,200,766

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	5,625,000	6,187,500

Total notes payable	9,404,784	9,692,033

Less current portion	2,915,213	2,782,479

Notes payable – non-current portion	$6,489,571	$6,909,554

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

Supplemental balance sheet information related to leases:

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets, net	$8,565,973	$8,856,820

Other current liabilities	1,158,633	1,136,300
Operating lease liabilities	7,638,786	7,901,357
Total operating lease liabilities	$8,797,419	$9,037,657

Weighted Average Remaining Lease Term
Operating Leases (in years)	9.0	9.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,

	2021	2020

Earnings Per Share - Basic
Net Income	$3,143,417	$2,075,570
Weighted average shares of common stock outstanding - Basic	3,392,839	3,311,477
Earnings Per Share - Basic	$0.93	$0.63

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,392,839	3,311,477
Warrants, Options and Convertible Notes	881	1,680
Weighted average shares of common stock -Diluted	3,393,720	3,313,157
Earnings Per Share - Diluted	$0.93	$0.63

12. ACQUISITIONS

Effective January 15, 2021, the Company completed the acquisition of all of the issued and outstanding membership interests of KT Acquisition LLC (dba Komtek Forge, “Komtek”), a Massachusetts limited liability company and supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics. alternative energy, petrochemical, and defense industries, pursuant to a Membership Interest Purchase Agreement entered into as of January 15, 2021. The Company acquired Komtek in consideration of the payment by the Company of an aggregate purchase price of $3.6 million, subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Membership Interest Purchase Agreement, which was comprised of cash, the issuance of 60,000 Class A common shares of the Company and the assumption of approximately $1,702,000 of specified liabilities of the seller.

Cash	$75,701
Accounts Receivable	1,502,713
Inventory	1,595,859
Fixed Assets	434,197
Prepaid and Other Assets	280,258
Goodwill	832,306
Total Assets Acquired	$4,721,034

Accounts Payable	$843,817
Accrued Expense	223,909
Assumed debt	1,753,757
Total Liabilities Assumed	$2,821,483

Equity Issuance	$1,059,000

Net Assets Acquired	$840,551

Acquisition transaction costs incurred were:	$145,900

Effective March 1, 2021, MTA Acquisition Company, LLC, a Delaware limited liability company (“MTA”) and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the membership interests of Global-Tek-Manufacturing LLC, a Puerto Rico limited liability company and specialist in machining parts from wrought, rounds, castings or extrusions and providing in house anodizing and other finishing and assembly operations and substantially all of the assets of Machining Technology L.L.C., a Colorado limited liability company with CNC machining capability, pursuant to a Membership Interest and Asset Purchase Agreement entered into March 2, 2021 and effective as of March 1, 2021. The stock and assets were transferred and assigned to MTA in exchange for approximately $4.9 million in cash and the repayment of remaining outstanding indebtedness and transaction costs totaling approximately $1.6 million, subject to customary post-closing adjustments. The Purchase Agreement also includes a post-closing “earnout” that provides for up to an aggregate of $1.5 million in additional consideration to the certain sellers (up to $750,000 per year) if specified performance targets are met in the two years following closing. If earned, the additional consideration is payable in cash or, at the election of each such seller, in Company common shares up to a maximum aggregate amount of 61,475 shares.

Accounts Receivable	$1,058,459
Inventory	173,202
Fixed Assets	3,243,031
Prepaid and Other Assets	1,036
Intangibles Assets	2,203,000
Goodwill	1,640,268
Total Assets Acquired	$8,318,996

Accounts Payable	$473,119
Accrued Payroll and Other Expense	29,450
Contingent Liability	1,500,000
Total Liabilities Assumed	$2,002,569

Net Assets Acquired	$6,316,427

Acquisition transaction costs incurred were:	$181,133

13. SEGMENT AND RELATED INFORMATION

As of January 1, 2021, the Company elected to report operations for two business segments: (1) Commercial Air Handling Equipment, (2) Industrial and Transportation Products. The decision to change from three to two reportable business segments was the result of a board-level discussion and was deemed appropriate given the size of the Company. The Company's management evaluates segment performance based primarily on operating income. Certain corporate costs are allocated to the segments and interest expense directly related to financing the acquisition of a business is allocated to that segment, respectively.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses.

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

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on January 2, 2020. MPI specialized in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (Machining Technologies), in Longmont, Colorado on March 2, 2021. Global-Tek and Machining Technologies specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets.

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended March 31, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$8,765,099	$15,228,905	$-	$23,994,004
Gross Profit	2,230,821	3,772,100	-	6,002,921
Operating Income	1,045,631	1,751,443	(471,614)	2,325,460
Pretax Income	1,045,631	3,025,970	(402,642)	3,668,959
Net Income	784,224	2,660,019	(300,826)	3,143,417

	Three Months Ended March 31, 2020 (1)
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$11,453,774	$13,827,800	$-	$25,281,574
Gross Profit	3,047,801	3,160,342	-	6,208,143
Operating Income	1,619,769	1,414,604	103,776	3,138,149
Pretax Income	1,594,804	1,121,227	53,336	2,769,367
Net Income	1,196,102	839,496	39,972	2,075,570

(1)	March 31, 2020 segment information has been restated to reflect the change in reportable segments.

14. UNCERTAINTIES

The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three months ended March 31, 2021. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2021 and possibly beyond. The extent to which the Company’s business and operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak; new and growing outbreaks of COVID-19 or new strains of COVID-19; actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions; efforts to combat COVID-19, such as vaccine development and distribution, among other things.

15. SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2021 and December 31, 2020, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three months ended March 31, 2021. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2021 and possibly beyond. Many of our customers are considered “essential” and have remained operational during the pandemic, although in some cases in a limited capacity. This, together with the overall economic downturn that has resulted from the pandemic, slowed demand in the first quarter of 2021. Nearly all of the Company’s facilities have remained operational. While there are some restrictions to the supply of materials and products and those restrictions may continue or expand, our supply chain has remained largely intact. The extent to which the Company’s business and operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic; new and growing outbreaks of COVID-19 or new strains of COVID-19; actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions; efforts to combat COVID-19, such as vaccine development and distribution, among other things.

Items Affecting the Comparability of our Financial Results

The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC “Komtek”), in Worcester, Massachusetts on January 15, 2021.

The Company purchased all of the membership interests of Global-Tek Manufacturing LLC (“Global-Tek”) in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (“Machining Technology”), in Longmont, Colorado on March 2, 2021.

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on March 31, 2021 include the added results of operations of Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment. Conversely, our results for the quarter ended March 31, 2020 do not include the results of operations of Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment.

Results of Operations – Three Months Ended March 31, 2021 and 2020

Sales for the quarter ended March 31, 2021 (“current quarter”) decreased to $24.0 million, a decrease of approximately $1.3 million or 5.1% from sales of $25.3 million during the same quarter of the prior year. This decrease in sales was primarily attributable to the impact of the COVID-19 pandemic partially offset by the acquisitions of Komtek, Global-Tek and Machining Technology.

Cost of sales for the current quarter was $18.0 million compared to $19.1 million, a decrease of $1.1 million or 5.8% from the same quarter of the prior year.  Gross profit was $6.0 million in the current quarter compared to $6.2 million, a decrease of $0.2 million from the same quarter of the prior year.  The decrease in cost of sales and gross profit was attributable to the impact of the COVID-19 pandemic partially offset by the acquisitions of Komtek, Global-Tek and Machining Technology.

Selling, general and administrative expenses (SG&A) in the current quarter were $3.7 million, or 15.3% of sales, compared to $3.1 million, or 12.1% of sales in the first quarter of last year. Selling, general and administrative expenses increased as a percentage of sales due primarily to $0.3 million of stock awards that were granted in the current quarter compared to $0.0 million of stock awards during the same quarter of last year. An additional $0.3 million of Selling, general and administrative expenses in the current quarter were a result of the acquisitions of Komtek, Global-Tek and Machining Technology.

Interest charges in the current quarter were approximately $0.2 million compared to $0.3 million in the same quarter of the prior year. The interest expense decreased due to lower average interest rates on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current quarter were $25.6 million and 3.0% compared to $27.0 million and 3.9% in the same period of last year.

Other income, net was $1.6 million in the current quarter compared to $0.1 million of other expense, net in the same quarter of the prior year.  The increase in other income is primarily driven by the forgiveness of the Company’s $1.5 million in outstanding Payroll Protection Loans (“PPP Loans”) in full by the U.S. Small Business Administration in accordance with the terms of the CARES Act. The forgiveness of the PPP Loans is treated as income.

Income tax expense in the current quarter was $0.5 million compared to $0.7 million in the same quarter of the prior year. Tax expense is lower than the Company’s historical expected effective tax rate of 25% because the income as a result of the PPP Loan forgiveness is not taxable and because the expected tax rate for Global-Tek in Puerto Rico is lower than 25%.

Net income in the current quarter was $3.1 million or $0.93 per diluted share as compared to the net income of $2.1 million or $0.63 per diluted share for the same quarter of the prior year.

Liquidity and Capital Resources

As described further in Note 11 to the Company’s consolidated financial statements, effective January 15, 2021, the Company completed the Komtek acquisition for a purchase price of $3.6 million, which included the assumption of $1.7 million of debt and the issuance of $1.1 million of common stock.

As described further in Note 11 to the Company’s consolidated financial statements, effective March 1, 2021, the Company completed the Global-Tek and Machining Technology acquisition for a purchase price of $8.0 million, subject to certain post-closing adjustments based on working capital and the achievement of future performance milestones.

The Company’s credit agreement, dated as of June 1, 2017, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility. On March 2, 2021, the Company amended its Credit Agreement to increase availability under the revolving credit facility to $30.0 million from $20.0 million. The amendment to the loan agreement provided additional flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at March 31, 2021 increased to $39.7 million from $35.2 million at December 31, 2020, an increase of $4.5 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $3.5 million; an increase in inventory of $2.1 million; an increase in contract assets of $0.2 million; and an increase in investments of $0.1 million; partially offset by a decrease in cash of $1.4 million. The increases in inventory and accounts receivable are driven primarily by the recent acquisitions of Komtek, Global-Tek and Machining Technology. The Company is carrying lower cash balances due to funding the recent acquisitions of Komtek, Global-Tek and Machining Technology.

Total current liabilities at March 31, 2021 increased to $20.1 million from $17.5 million at December 31, 2020, an increase of $2.6 million.  The increase in current liabilities is comprised of the following: an increase in accrued expenses of $1.1 million; an increase in accounts payable of $0.7 million; and an increase in accrued income taxes of $0.5 million.

Cash provided by operating activities for the three months ended March 31, 2021 was approximately $1.5 million, compared to cash provided by operating activities of $5.6 million in the same period a year ago. Cash provided by operating activities for the current quarter is comprised of the following: net income of $3.1 million; cash used in adjustments for non-cash items of $0.6 million; and cash used in working capital adjustments of $1.1 million. The primary drivers of decreased working capital during the current quarter were the increase in accounts receivable of $1.0 million and the decrease of accounts payable of $0.6 million.

Cash used in investing activities for the three months ended March 31, 2021 was $7.8 million, compared to cash used in investing activities of $9.5 million in the same period a year ago. Cash used in investing activities was for the acquisitions of Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $5.0 million for the three months ended March 31, 2021, compared to cash provided by financing activities of $7.1 million in the same period a year ago. Cash provided by financing activities for the current quarter was primarily related to: $6.9 million borrowings on bank debt related to the acquisitions of Komtek, Global-Tek and Machining Technology; offset by cash used for $1.4 million in payments on bank debt and $0.5 million in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $13.2 million available to borrow on the revolving credit facility at March 31, 2021. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. In addition, see Note 7 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At March 31, 2021, the Company did not have any active surety bonds for which performance and payment had not been satisfied. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management’s Discuss and Analysis of Financial Condition and Results of Operations in our Annual Report Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions, including the acquisitions of Komtek, Global-Tek and Machining Technology, and manage the larger operations of the combined businesses

(b) the duration and scope of the COVID-19 pandemic, the resumption of operations by the Company’s customers, loosening of public health restrictions, or an reimposed restrictions or tightening of public health restrictions which could impact the demand for the Company’s products; (c) the Company’s inability to obtain needed products, components or raw materials from its suppliers; (d) actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (e) the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; (f) the pace of recovery when the COVID-19 pandemic subsides; (g) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (h) the Company's dependence upon a limited number of customers and the aerospace industry, (i) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (j) the Company's ability to capitalize on market opportunities in certain sectors, (k) the Company's ability to obtain cost effective financing and (l) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 3. MARKET RISK

This item is not applicable to the Company as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2021, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Membership Interest Purchase Agreement entered into as of January 15, 2021 by and among CAD Enterprises, Inc. and the sellers named therein, for the acquisition of Komtek Forge (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 21, 2021).
2.2	Membership Interest Purchase Agreement entered into as of March 1, 2021 by and among MTA Acquisition Company, LLC and the sellers named therein, for the acquisitions of Global-Tek and Machining Technology (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 5, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 11th day of May 2021, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Accounting and Financial Officer)