Form 10-Q
period 2021-06-30
CRAWFORD UNITED Corp
filed 2021-08-10
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 21, 2021, 2,677,058 Class A Common Shares and 731,848 Class B Common Shares were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,437,566	$6,194,276
Accounts receivable less allowance for doubtful accounts	17,769,648	12,021,692
Contract assets	2,112,091	3,735,557
Inventories-less allowance for obsolete inventory	14,581,588	11,030,960
Investments	1,479,259	1,534,400
Prepaid expenses and other current assets	1,153,091	657,496
Total Current Assets	40,533,243	35,174,381

Property, plant and equipment, net	15,361,850	11,290,783

Operating right of use asset, net	8,284,495	8,856,820

OTHER ASSETS:
Goodwill	14,183,954	11,505,852
Intangibles, net of accumulated amortization	9,294,360	7,558,309
Other non-current assets	97,617	106,638
Total Non-Current Other Assets	23,575,931	19,170,799
Total Assets	$87,755,519	$74,492,783

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Notes payable – current	2,925,607	2,782,479
Bank debt – current	1,333,333	1,333,333
Leases payable – current	1,149,104	1,136,300
Accounts payable	12,009,800	9,230,032
Unearned revenue	1,496,361	820,002
Contingent liability - current	750,000	-
Accrued expenses	2,133,889	2,242,924
Total Current Liabilities	21,798,094	17,545,070

LONG-TERM LIABILITIES:
Notes payable – long-term	5,754,221	5,455,717
Bank debt – long-term	16,305,142	12,174,428
PPP loans	-	1,453,837
Leases payable – long-term	7,367,122	7,901,357
Deferred income taxes	2,429,828	2,429,828
Contingent liability – long-term	750,000	-
Total Long-Term Liabilities	32,606,313	29,415,167
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,718,787 issued at June 30, 2021 and 2,595,087 issued at December 31, 2020	5,365,581	3,896,705
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at June 30, 2021 and 954,283 at December 31, 2020	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,979,085)	(1,938,052)
Class A common shares – 41,729 shares held at June 30, 2021 and 39,467 shares held at December 31, 2020
Class B common shares – 182,435 shares held at June 30, 2021 and December 31, 2020
Retained earnings	26,757,193	22,366,470
Total Stockholders' Equity	33,351,112	27,532,546

Total Liabilities and Stockholders' Equity	$87,755,519	$74,492,783

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Total Sales	$26,449,885	$18,576,588	$50,443,889	$43,858,162
Cost of Sales	20,669,595	15,077,549	38,660,678	34,150,980
Gross Profit	5,780,290	3,499,039	11,783,211	9,707,182

Operating Expenses:
Selling, general and administrative expenses	3,660,493	2,968,519	7,337,954	6,038,513
Operating Income	2,119,797	530,520	4,445,257	3,668,669

Other (Income) and Expenses:
Interest charges	238,696	235,289	457,314	532,710
Other (income) expense, net	286,644	(12,394	(1,275,473)	58,967
Total Other (Income) and Expenses	525,340	222,895	(818,159)	591,677
Income before Provision for Income Taxes	1,594,457	307,625	5,263,416	3,076,992

Provision for Income Taxes	347,152	78,788	872,694	772,585
Net Income	$1,247,305	$228,837	$4,390,722	$2,304,407

Net Income Per Common Share - Basic	$0.37	$0.07	$1.29	$0.70

Net Income Per Common Share - Diluted	$0.37	$0.07	$1.29	$0.69

Weighted Average Shares of Common Stock Outstanding
Basic	3,408,906	3,317,665	3,400,917	3,314,573
Diluted	3,409,800	3,319,264	3,401,805	3,316,217

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended June 30, 2021 and 2020

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2021	$5,285,333	$1,465,522	$1,741,901	$(1,979,085)	$25,509,887	$32,023,559
Share-based compensation expense	14,333	-	-	-	-	14,333
Stock awards	65,915	-	-	-	-	65,915
Net Income	-	-	-	-	1,247,305	1,247,305
Balance at June 30, 2021	$5,365,581	$1,465,522	$1,741,901	$(1,979,085)	$26,757,193	$33,351,112

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2021	2,678,787	954,283	41,729	182,435	2,637,058	771,848
Share conversion	40,000	(40,000)	-	-	40,000	(40,000)
Balance at June 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2020	$3,636,272	$1,465,522	$1,741,901	$(1,905,780)	$18,602,653	$23,540,568
Share-based compensation expense	19,292	-	-	-	-	19,292
Stock awards	211,050	-	-	-	-	211,050
Repurchase of shares	-	-	-	(29,032)	-	(29,032)
Net Income	-	-	-	-	228,837	228,837
Balance at June 30, 2020	$3,866,614	$1,465,522	$1,741,901	$(1,934,812)	$18,831,490	$23,970,715

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2020	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock awards	15,000	-	-	-	15,000	-
Repurchase of shares	-	-	1,727	-	(1,727)	-
Balance at June 30, 2020	2,591,837	954,283	38,935	182,435	2,552,902	771,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2021 and 2020

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	30,000	-	-	-	-	30,000
Stock awards	379,876	-	-	-	-	379,876
Issuance for acquisition	1,059,000					1,059,000
Repurchase of shares	-	-	-	(41,033)	-	(41,033)
Net Income	-	-	-	-	4,390,722	4,390,722
Balance at June 30, 2021	$5,365,581	$1,465,522	$1,741,901	$(1,979,085)	$26,757,193	$33,351,112

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock awards	23,700	-	-	-	23,700	-
Acquisition	60,000	-		-	60,000	-
Stock conversion	40,000	(40,000)	-	-	40,000	(40,000)
Repurchase of shares	-	-	2,262	-	(2,262)	-
Balance at June 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532
Share-based compensation expense	55,758	-	-	-	-	55,758
Stock awards	211,050	-	-	-	-	211,050
Repurchase of shares	-	-	-	(29,032)	-	(29,032)
Net Income	-	-	-	-	2,304,407	2,304,407
Balance at June 30, 2020	$3,866,614	$1,465,522	$1,741,901	$(1,934,812)	$18,831,490	$23,970,715

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock awards	15,000	-	-	-	15,000	-
Repurchase of shares	-	-	1,727	-	(1,727)	-
Balance at June 30, 2020	2,591,837	954,283	38,935	182,435	2,552,902	771,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities
Net Income	$4,390,722	$2,304,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,518,494	1,237,997
Unrealized gain on investments in equity securities	(67,928)	-
Forgiveness of PPP loan	(1,453,837)	-
Non-cash share-based compensation expense	409,876	266,808
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(3,186,784)	2,250,667
Decrease (Increase) in inventory	(1,781,567)	(460,092)
Decrease (Increase) in contract assets	1,623,466	(2,305,374)
Decrease (Increase) in prepaid expenses & other assets	(205,280)	57,510
Increase (Decrease) in accounts payable	1,462,832	2,427,507
Increase (Decrease) in accrued expenses	(533,593)	1,281,168
Increase (Decrease) in unearned revenue	676,359	(1,276,516)
Total adjustments	(1,537,962)	3,479,675
Net Cash Provided by Operating Activities	$2,852,760	$5,784,082

Cash Flows from Investing Activities
Cash paid for acquisition	(7,089,381)	(9,400,000)
Sale of equity securities	123,069	-
Capital expenditures	(1,418,663)	(193,059)
Net Cash (Used in) Investing Activities	$(8,384,975)	$(9,593,059)

Cash Flows from Financing Activities
Payments on notes	(1,287,456)	(808,850)
Borrowings on notes	-	1,453,837
Payments on bank debt	(3,630,634)	(3,427,080)
Borrowings on bank debt	7,734,627	11,315,041
Share repurchase	(41,033)	(29,032)

Net Cash Provided by Financing Activities	$2,775,504	$8,503,916
Net Increase (decrease) in cash and cash equivalents	(2,756,710)	4,694,939
Cash and cash equivalents at beginning of period	6,194,276	2,232,499
Cash and cash equivalents at end of period	$3,437,566	$6,927,438

Supplemental disclosures of cash flow information
Interest paid	$362,353	$477,332

Supplemental disclosures of noncash financing activity
Forgiveness of PPP loan	$1,453,837	$-

Supplemental disclosures of noncash investing activity
Issuance of Class A common shares in business acquisitions	$1,059,000	$-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

During the six-month period ended June 30, 2021, there have been no changes to our significant accounting policies.

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $17,759 and $19,973 at June 30, 2021 and December 31, 2020, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	June 30, 2021	December 31, 2020

Raw materials and component parts	$3,994,065	$3,897,133
Work-in-process	4,445,012	3,449,252
Finished products	6,523,181	3,999,920
Total inventory	$14,962,258	$11,346,305
Less: inventory reserves	380,670	315,345
Net inventory	$14,581,588	$11,030,960

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

For the identified reporting units, a Step 1 impairment test was performed as of December 31, 2020 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated the fair value exceeded carrying value for all reporting units tested. As a result of the impairment testing performed as of December 31, 2020, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated their assessment during the second quarter of fiscal 2021 and validated the assumptions used in the analyses performed as of December 31, 2020 and determined that the resulting conclusions remained appropriate as of June 30, 2021.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	June 30, 2021	December 31, 2020
Customer list intangibles	$8,741,000	$7,700,000
Non-compete agreements	200,000	200,000
Trademarks	3,092,000	1,930,000
Total intangible assets	12,033,000	9,830,000
Less: accumulated amortization	2,738,640	2,271,691
Intangible assets, net	$9,294,360	$7,558,309

Amortization of intangibles assets was: $261,025 and $179,340 for the three months ended June 30, 2021 and 2020, respectively, and $466,949 and $358,682 for the six months ended June 30, 2021 and 2020, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	June 30, 2021	December 31, 2020

Land	$228,872	$228,872
Buildings and improvements	2,740,383	2,061,887
Machinery & equipment	20,537,353	14,329,462
Total property, plant & equipment	23,506,608	16,620,221
Less: accumulated depreciation	8,144,758	5,329,438
Property plant & equipment, net	$15,361,850	$11,290,783

Depreciation expense was $661,628 and $425,769 for the three months ended June 30, 2021 and 2020, respectively, and $1,170,565 and $860,453 for the six months ended June 30, 2021 and 2020, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are summarized in the table below:

	June 30, 2021	December 31, 2020

Fair value of equity securities	$1,479,259	$1,534,400
Cost basis	826,224	949,293
Unrealized gain (loss) on equity securities	$653,035	$585,107

Unrealized gains were $67,928 in the first six months of 2021 compared to $0 in the same period of last year. Unrealized losses were $0 in the first six months of 2021 compared to $0 in the same period of last year. Realized gains were $152,748 in the first six months of 2021 compared to $0 in the same period of last year. Realized losses were $0 in the first six months of 2021 compared to $0 in the same period of last year.

Investments by fair value level in the hierarchy as of June 30, 2021 and December 31, 2020 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of June 30, 2021	$1,479,259	$-	$-	$1,479,259
Common stock as of December 31, 2020	$1,534,400	$-	$-	$1,534,400

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

Bank debt balances consist of the following:

	June 30, 2021	December 31, 2020

Term debt	$2,111,111	$2,777,778
Revolving debt	15,687,371	10,825,797
Total Bank debt	17,798,482	13,603,575
Less: current portion	1,333,333	1,333,333
Non-current bank debt	16,465,149	12,270,242
Less: unamortized debt costs	160,007	95,814
Net non-current bank debt	$16,305,142	$12,174,428

The Company had $14.3 million and $9.2 million available to borrow on the revolving credit facility at June 30, 2021 and December 31, 2020, respectively.

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

In connection with the Komtek Forge acquisition, on January 15, 2021, the Company refinanced the outstanding First Francis promissory notes in the aggregate amount of $2,077,384, including accrued interest payable through the refinance date and combined this amount with an existing First Francis promissory note carried by Komtek Forge in the amount of $1,702,400 into one note for a combined $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021. The interest rate on the refinanced loan remained at 6.25% per annum. First Francis is owned by Edward Crawford and Matthew Crawford, both of whom serve on the Board of Directors of the Company.

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

Paycheck Protection Program Notes

The Company applied for and was approved for a loan in the amount of $3,679,383 (the “PPP Loan”) on April 10, 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On May 5, 2020, the Company instructed JPMorgan to repay in full the Promissory Note pursuant to the Paycheck Protection Program under the CARES Act. On June 4, 2020, Federal Hose and CAD each entered into unsecured loans with First Federal Savings and Loan Association of Lakewood, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amounts of $253,071 and $1,200,766, respectively (the “PPP Loans”). The Company received notice of forgiveness from First Federal Savings and Loan Association of Lakewood of 100% of the CAD and Federal Hose PPP loans on January 22, 2021 and January 29, 2021 respectively.

Notes payable consists of the following:

	June 30, 2021	December 31, 2020

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016. Refinanced on January 15, 2021.	$-	$1,108,829

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016. Refinanced on January 15, 2021.	-	941,867

In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	3,617,328	-

In connection with the CARES Act, Federal Hose entered into a promissory note on June 4, 2020 for a $253,071 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments scheduled to begin January 4, 2021. This note was fully forgiven on January 29, 2021.	-	253,071

In connection with the CARES Act, CAD entered into a promissory note on June 4, 2020 for a $1,200,766 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments scheduled to begin January 4, 2021. This note was fully forgiven on January 22, 2021.	-	1,200,766

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	5,062,500	6,187,500

Total notes payable	8,679,828	9,692,033

Less current portion	2,925,607	2,782,479

Notes payable – non-current portion	$5,754,221	$6,909,554

10. LEASES

The Company has operating and finance leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets, net	$8,284,495	$8,856,820

Other current liabilities	1,149,104	1,136,300
Operating lease liabilities	7,367,122	7,901,357
Total operating lease liabilities	$8,516,226	$9,037,657

Weighted Average Remaining Lease Term
Operating Leases (in years)	9.7	9.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

Earnings Per Share - Basic
Net Income	$1,247,305	$228,837	$4,390,722	$2,304,407
Weighted average shares of common stock outstanding - Basic	3,408,906	3,317,665	3,400,917	3,314,573
Earnings Per Share - Basic	$0.37	$0.07	$1.29	$0.70

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,408,906	3,317,665	3,400,917	3,314,573
Warrants, Options and Convertible Notes	894	1,599	888	1,644
Weighted average shares of common stock -Diluted	3,409,800	3,319,264	3,401,805	3,316,217
Earnings Per Share - Diluted	$0.37	$0.07	$1.29	$0.69

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

Accounts Receivable	$1,058,459
Inventory	173,202
Fixed Assets	3,426,091
Prepaid and Other Assets	1,036
Intangibles Assets	2,203,000
Goodwill	1,813,598
Total Assets Acquired	$8,675,386

Accounts Payable	$473,119
Accrued Payroll and Other Expense	202,780
Contingent Liability	1,500,000
Total Liabilities Assumed	$2,175,899

Net Assets Acquired	$6,499,487

Acquisition transaction costs incurred were:	$189,736

13. SEGMENT AND RELATED INFORMATION

As of January 1, 2021, the Company elected to report operations for two business segments: (1) Commercial Air Handling Equipment, and (2) Industrial and Transportation Products. The decision to change from three to two reportable business segments was the result of a board-level discussion and was deemed appropriate given the size of the Company. The Company's management evaluates segment performance based primarily on operating income. Certain corporate costs are allocated to the segments and interest expense directly related to financing the acquisition of a business is allocated to that segment, respectively.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses.

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

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended June 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$9,972,545	$16,477,340	$-	$26,449,885
Gross Profit	2,030,038	3,750,252	-	5,780,290
Operating Income	845,092	1,342,966	(68,261)	2,119,797
Pretax Income	845,092	1,121,507	(372,142)	1,594,457
Net Income	633,818	893,184	(279,697)	1,247,305

	Three Months Ended June 30, 2020 (1)
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$11,848,816	$6,727,772	$-	$18,576,588
Gross Profit	2,893,541	605,498	-	3,499,039
Operating Income	1,565,482	(872,867)	(162,095)	530,520
Pretax Income	1,565,482	(1,154,315)	(103,542)	307,625
Net Income	1,174,113	(870,177)	(75,099)	228,837

	Six Months Ended June 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$18,737,644	$31,706,245	$-	$50,443,889
Gross Profit	4,260,858	7,522,353	-	11,783,211
Operating Income	1,890,721	3,094,411	(539,875)	4,445,257
Pretax Income	1,890,721	2,693,643	679,052	5,263,416
Net Income	1,418,040	2,099,368	873,314	4,390,722

	Six Months Ended June 30, 2020 (1)
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$23,302,590	$20,555,572	$-	$43,858,162
Gross Profit	5,941,342	3,765,841	-	9,707,182
Operating Income	3,185,251	541,737	(58,319)	3,668,669
Pretax Income	3,160,286	(33,088)	(50,206)	3,076,992
Net Income	2,370,215	(30,679)	(35,129)	2,304,407

(1)	Segment information for the three and six month periods ended June 30, 2021 has been restated to reflect the change in reportable segments.

14. UNCERTAINTIES

The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three month and six month periods ended June 30, 2021. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2021 and possibly beyond. The extent to which the Company’s business and operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak; new and growing outbreaks of COVID-19 or new strains of COVID-19; actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions; efforts to combat COVID-19, such as vaccine development and distribution, among other things.

15. SUBSEQUENT EVENTS

The Company purchased the operating assets of Emergency Hydraulics LLC in Ocala, Florida on July 1, 2021 for an aggregate purchase price of approximately $0.3 million. The acquired business provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles. The acquired business is strategically important to the Company’s growing industrial hose platform and will expand its offerings and diversify its customer base in this important market segment. The acquisition is expected to add approximately $2 million in annualized revenue to Crawford United and be immediately accretive to earnings

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2021 and December 31, 2020, results of operations for the three month and six month periods ended June 30, 2021 and 2020, and cash flows for the three month and six month periods ended June 30, 2021 and 2020, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three month and six month periods ended June 30, 2021. The Company will continue to actively monitor the impact of the COVID-19 pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2021 and possibly beyond, depending upon the pace at which pandemic-related restrictions are lifted, commercial activity resumes and the economy recovers. Many of our customers are considered “essential” and have remained operational during the pandemic, although in some cases in a limited capacity. This, together with the overall economic downturn that has resulted from the pandemic, slowed demand in the first and second quarters of 2021. Nearly all of the Company’s facilities have remained operational. While there are some restrictions to the supply of materials and products and those restrictions may continue or expand, our supply chain has remained largely intact. The extent to which the Company’s business and operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic; new and growing outbreaks of COVID-19 or new strains of COVID-19; actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions; and efforts to combat COVID-19, such as vaccine distribution, among other things.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the three month and six month periods ended on June 30, 2021 include the added results of operations of Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment. Conversely, our results for the three month and six month periods ended June 30, 2020 do not include the results of operations of Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment.

Results of Operations – Three Months Ended June 30, 2021 and 2020

Sales for the quarter ended June 30, 2021 (“current quarter”) increased to $26.4 million, an increase of approximately $7.9 million or 42.4% from sales of $18.6 million during the same quarter of the prior year. This increase in sales was primarily attributable to a recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased, in addition to the acquisitions of Komtek, Global-Tek and Machining Technology.

Cost of sales for the current quarter was $20.7 million compared to $15.1 million, an increase of $5.6 million or 37.1% from the same quarter of the prior year.  Gross profit was $5.8 million in the current quarter compared to $3.5 million, an increase of $2.3 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was attributable to a recovery in demand as the COVID-19 pandemic eased, in addition to the acquisitions of Komtek, Global-Tek and Machining Technology.

Selling, general and administrative expenses (SG&A) in the current quarter were $3.7 million, or 13.9% of sales, compared to $3.0 million, or 16.0% of sales in the second quarter of last year. Selling, general and administrative expenses increased as a percentage of sales due primarily to an additional $0.6 million of expense as a result of the acquisitions of Komtek, Global-Tek and Machining Technology.

Interest charges in the current quarter were approximately $0.2 million compared to $0.2 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $27.7 million and 2.9% compared to $25.7 million and 3.4% in the same period of last year.

Other expense, net was $0.3 million in the current quarter compared to $0.1 million of other income, net in the same quarter of the prior year.  The increase in other expense, net is primarily driven by a loss of $0.2 million related to investments in marketable securities and $0.1 million of transaction costs as a result of the acquisitions of Komtek, Global-Tek and Machining Technology.

Income tax expense in the current quarter was $0.3 million compared to $0.1 million in the same quarter of the prior year. Tax expense is lower than the Company’s historical expected effective tax rate of 25% primarily because the expected tax rate for Global-Tek in Puerto Rico is lower than 25%.

Net income in the current quarter was $1.2 million or $0.37 per diluted share as compared to the net income of $0.2 million or $0.07 per diluted share for the same quarter of the prior year.

Results of Operations – Six Months Ended June 30, 2021 and 2020

Sales for the six months ended June 30, 2021 (“current year to date”) were $50.4 million, an increase of approximately $6.6 million or 15.0% from sales of $43.9 million during the same period of the prior year. This increase in sales was primarily attributable to a recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased, in addition to the acquisitions of Komtek, Global-Tek and Machining Technology.

Cost of sales for the current year to date was $38.7 million compared to $34.2 million in the same period of prior year, an increase of $4.5 million or 13.2%.  Gross profit was $11.8 million in the current year to date compared to $9.7 million in the same period of prior year, an increase of $2.1 million.  The increase in cost of sales and gross profit was attributable to a recovery in demand as the COVID-19 pandemic eased, in addition to the acquisitions of Komtek, Global-Tek and Machining Technology.

Selling, general and administrative expenses (SG&A) in the current year to date were $7.3 million, or 14.6% of sales, compared to $6.0 million, or 13.8% of sales, in the same period of the prior year. Selling, general and administrative expenses increased by $1.3 million due primarily to an additional $1.0 million of expense as a result of the acquisitions of Komtek, Global-Tek and Machining Technology.

Interest charges in the current year to date were approximately $0.5 million compared to $0.5 million in the same period of the prior year. Average total debt (including notes) and average interest rates for the current year to date were $26.9 million and 3.0%, compared to $26.2 million and 3.5% in the same period of the prior year.

Other income, net was $1.3 million in the current year to date compared to $0.1 million of other expense, net in the same period of the prior year.  The increase in other income is primarily driven by the forgiveness in full during the first quarter of 2021 of the $1.5 million in aggregate Payroll Protection Loans (“PPP Loans”) accepted by two of the Company’s subsidiaries, in accordance with the terms of the CARES Act. The forgiveness of the PPP loans is treated as income.

Income tax expense in the current year to date was $0.9 million compared to $0.8 million in the same period of the prior year. Tax expense is lower than the Company’s historical expected effective tax rate of 25% primarily because the expected tax rate for Global-Tek in Puerto Rico is lower than 25%.

Net income in the current year to date was $4.4 million or $1.29 per diluted share as compared to the net income of $2.3 million or $0.69 per diluted share for the same period of the prior year.

Liquidity and Capital Resources

As described further in Note 11 to the Company’s consolidated financial statements, effective January 15, 2021, the Company completed the Komtek acquisition for a purchase price of $3.6 million, which included the assumption of $1.7 million of debt and the issuance of $1.1 million of Class A common shares.

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

Total current assets at June 30, 2021 increased to $40.5 million from $35.2 million at December 31, 2020, an increase of $5.3 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $5.7 million; an increase in inventory of $3.6 million; an increase in prepaid expenses of $0.5 million; partially offset by a decrease in cash of $2.8 million; a decrease in contract assets of $1.6 million; and a decrease in investments of $0.1 million. The increases in inventory and accounts receivable were driven primarily by the recent acquisitions of Komtek, Global-Tek and Machining Technology. The Company is carrying lower cash balances due to funding the recent acquisitions of Komtek, Global-Tek and Machining Technology.

Total current liabilities at June 30, 2021 increased to $21.8 million from $17.5 million at December 31, 2020, an increase of $4.3 million.  The increase in current liabilities is comprised of the following: an increase accounts payable of $2.8 million; an increase in accrued expenses of $0.8 million; an increase in unearned revenue of $0.7 million; and an increase in contingent liabilities of $0.8 million.

Cash provided by operating activities for the six months ended June 30, 2021 was approximately $2.9 million, compared to cash provided by operating activities of $5.8 million in the same period a year ago. Cash provided by operating activities for the six month period is comprised of the following: net income of $4.4 million; cash provided by adjustments for non-cash items of $0.4 million; and cash used in working capital adjustments of $1.9 million. The primary drivers of decreased working capital during the current quarter were the increase in accounts receivable of $3.2 million and the increase of inventories of $1.8 million partially offset by the decrease in contract assets of $1.6 million and an increase in accounts payable of $1.5 million.

Cash used in investing activities for the six months ended June 30, 2021 was $8.4 million, compared to cash used in investing activities of $9.6 million in the same period a year ago. Cash used in investing activities was for the acquisitions of Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $2.8 million for the six months ended June 30, 2021, compared to cash provided by financing activities of $8.5 million in the same period a year ago. Cash provided by financing activities for the current quarter was primarily related to: $7.7 million borrowings on bank debt related to the acquisitions of Komtek, Global-Tek and Machining Technology; offset by cash used for $3.6 million in payments on bank debt and $1.3 million in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $14.3 million available to borrow on the revolving credit facility at June 30, 2021. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. In addition, see Note 7 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At June 30, 2021, the Company did not have any active surety bonds for which performance and payment had not been satisfied. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2021, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 10th day of August 2021, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Accounting and Financial Officer)