Form 10-Q
period 2021-09-30
CRAWFORD UNITED Corp
filed 2021-11-09
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, 2,677,058 Class A Common Shares and 731,848 Class B Common Shares were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,591,678	$6,194,276
Accounts receivable less allowance for doubtful accounts	19,069,317	12,021,692
Contract assets	2,209,011	3,735,557
Inventories-less allowance for obsolete inventory	15,414,950	11,030,960
Investments	1,145,390	1,534,400
Refundable tax asset	838,414	-
Prepaid expenses and other current assets	1,178,903	657,496
Total Current Assets	42,447,663	35,174,381

Property, plant and equipment, net	15,730,354	11,290,783

Operating right of use asset, net	8,058,251	8,856,820

OTHER ASSETS:
Goodwill	14,183,954	11,505,852
Intangibles, net of accumulated amortization	9,549,665	7,558,309
Other non-current assets	93,584	106,638
Total Non-Current Other Assets	23,827,203	19,170,799
Total Assets	$90,063,471	$74,492,783

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$2,925,607	$2,782,479
Bank debt – current	1,333,333	1,333,333
Leases payable – current	1,147,259	1,136,300
Accounts payable	11,825,055	9,230,032
Unearned revenue	3,547,655	820,002
Contingent liability - current	750,000	-
Accrued expenses	2,293,288	2,242,924
Total Current Liabilities	23,822,197	17,545,070

LONG-TERM LIABILITIES:
Notes payable – long-term	5,026,727	5,455,717
Bank debt – long-term	16,360,556	12,174,428
PPP loans	-	1,453,837
Leases payable – long-term	7,112,088	7,901,357
Deferred income taxes	2,429,828	2,429,828
Contingent liability – long-term	750,000	-
Total Long-Term Liabilities	31,679,199	29,415,167

STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,718,787 issued at September 30, 2021 and 2,595,087 issued at December 31, 2020	5,378,667	3,896,705
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at September 30, 2021 and 954,283 at December 31, 2020	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,979,085)	(1,938,052)
Class A common shares – 41,729 shares held at September 30, 2021 and 39,467 shares held at December 31, 2020
Class B common shares – 182,435 shares held at September 30, 2021 and December 31, 2020
Retained earnings	27,955,070	22,366,470
Total Stockholders' Equity	34,562,075	27,532,546

Total Liabilities and Stockholders' Equity	$90,063,471	$74,492,783

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total Sales	$26,397,857	$21,277,797	$76,841,745	$65,135,959
Cost of Sales	21,000,148	16,425,380	59,660,823	50,576,360
Gross Profit	5,397,709	4,852,417	17,180,922	14,559,599

Operating Expenses:
Selling, general and administrative expenses	3,528,928	2,726,000	10,866,884	8,764,513
Operating Income	1,868,781	2,126,417	6,314,038	5,795,086

Other (Income) and Expenses:
Interest charges	236,535	208,030	693,850	740,740
PPP loan forgiveness	-	-	(1,453,837)	-
Other (income) expense, net	140,846	13,966	319,210	72,933
Total Other (Income) and Expenses	377,381	221,996	(440,777)	813,673
Income before Provision for Income Taxes	1,491,400	1,904,421	6,754,815	4,981,413

Provision for Income Taxes	293,523	478,331	1,166,216	1,250,916
Net Income	$1,197,877	$1,426,090	$5,588,599	$3,730,497

Net Income Per Common Share - Basic	$0.35	$0.43	$1.64	$1.12

Net Income Per Common Share - Diluted	$0.35	$0.43	$1.64	$1.12

Weighted Average Shares of Common Stock Outstanding
Basic	3,408,906	3,324,380	3,403,609	3,317,864
Diluted	3,409,819	3,326,003	3,404,507	3,319,501

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended September 30, 2021 and 2020

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at June 30, 2021	$5,365,581	$1,465,522	$1,741,901	$(1,979,085)	$26,757,193	$33,351,112
Share-based compensation expense	7,418	-	-	-	-	7,418
Stock awards	5,668	-	-	-	-	5,668
Net Income	-	-	-	-	1,197,877	1,197,877
Balance at September 30, 2021	$5,378,667	$1,465,522	$1,741,901	$(1,979,085)	$27,955,070	$34,562,075

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848
Share awards	-	-	-	-	-	-
Balance at September 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at June 30, 2020	$3,866,614	$1,465,522	$1,741,901	$(1,934,812)	$18,831,490	$23,970,715
Share-based compensation expense	6,975	-	-	-	-	6,975
Stock awards	-	-	-	-	-	-
Repurchase of shares	-	-	-	-	-	-
Net Income	-	-	-	-	1,426,090	1,426,090
Balance at September 30, 2020	$3,873,589	$1,465,522	$1,741,901	$(1,934,812)	$20,257,580	$25,403,780

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2020	2,591,837	954,283	39,305	182,435	2,552,532	771,848
Stock awards	-	-	-	-	-	-
Repurchase of shares	-	-	-	-	-	-
Balance at September 30, 2020	2,591,837	954,283	39,305	182,435	2,552,532	771,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2021 and 2020

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	37,419	-	-	-	-	37,419
Stock awards	385,544	-	-	-	-	385,544
Issuance for acquisition	1,059,000					1,059,000
Repurchase of shares	-	-	-	(41,033)	-	(41,033)
Net Income	-	-	-	-	5,588,599	5,588,599
Balance at September 30, 2021	$5,378,667	$1,465,522	$1,741,901	$(1,979,085)	$27,955,070	$34,562,075

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock awards	23,700	-	-	-	23,700	-
Acquisition	60,000	-		-	60,000	-
Stock conversion	40,000	(40,000)	-	-	40,000	(40,000)
Repurchase of shares	-	-	2,262	-	(2,262)	-
Balance at September 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532
Share-based compensation expense	62,733	-	-	-	-	62,733
Stock awards	211,050	-	-	-	-	211,050
Repurchase of shares	-	-	-	(29,032)	-	(29,032)
Net Income	-	-	-	-	3,730,497	3,730,497
Balance at September 30, 2020	$3,873,589	$1,465,522	$1,741,901	$(1,934,812)	$20,257,580	$25,403,780

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock awards	15,000	-	-	-	15,000	-
Repurchase of shares	-	-	2,097	-	(2,097)	-
Balance at September 30, 2020	2,591,837	954,283	39,305	182,435	2,552,532	771,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities
Net Income	$5,588,599	$3,730,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,233,267	1,839,082
Unrealized loss on investments in equity securities	265,941	-
Forgiveness of PPP loan	(1,453,837)	-
Intangibles related to startup of new business	(28,500)	-
Non-cash share-based compensation expense	422,962	273,783
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(4,406,610)	(923,095)
Decrease (Increase) in inventory	(2,547,675)	367,922
Decrease (Increase) in contract assets	1,526,546	(2,052,951)
Decrease (Increase) in prepaid expenses & other assets	(227,059)	172,468
Decrease (Increase) in right of use asset	798,569	676,357
Increase (Decrease) in accounts payable	1,004,760	3,360,686
Increase (Decrease) in lease liability	(829,667)	(647,422)
Increase (Decrease) in accrued expenses	(1,212,146)	(52,156)
Increase (Decrease) in unearned revenue	2,727,653	(50,488)
Total adjustments	(1,725,796)	2,964,186
Net Cash Provided by Operating Activities	$3,862,804	$6,694,683

Cash Flows from Investing Activities
Cash paid for acquisition	(7,376,740)	(9,400,000)
Sale (purchase) of equity securities	123,069	(949,293)
Capital expenditures	(2,298,213)	(311,669)
Net Cash (Used in) Investing Activities	$(9,551,884)	$(10,660,962)

Cash Flows from Financing Activities
Payments on notes	(2,014,950)	(4,614,303)
Borrowings on notes	-	5,133,220
Payments on bank debt	(4,773,903)	(3,760,415)
Borrowings on bank debt	8,916,367	11,735,210
Share repurchase	(41,033)	(29,032)

Net Cash Provided by Financing Activities	$2,086,481	$8,464,680
Net Increase (decrease) in cash and cash equivalents	(3,602,599)	4,498,401
Cash and cash equivalents at beginning of period	6,194,276	2,232,499
Cash and cash equivalents at end of period	$2,591,678	$6,730,900

Supplemental disclosures of cash flow information
Interest paid	$559,299	$600,178
Income taxes paid	$2,405,000	$1,175,300

Supplemental disclosures of noncash financing activity
Forgiveness of PPP loan	$1,453,837	$-

Supplemental disclosures of noncash investing activity
Issuance of Class A common shares in business acquisitions	$1,059,000	$-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2021

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

During the nine-month period ended September 30, 2021, there have been no changes to our significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

New Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (as amended by ASU 2019-11). The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for smaller reporting companies beginning after December 15, 2022.

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $18,509 and $19,973 at September 30, 2021 and December 31, 2020, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	September 30, 2021	December 31, 2020

Raw materials and component parts	$4,634,164	$3,897,133
Work-in-process	4,297,343	3,449,252
Finished products	6,859,877	3,999,920
Total inventory	$15,791,384	$11,346,305
Less: inventory reserves	376,434	315,345
Net inventory	$15,414,950	$11,030,960

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

For the identified reporting units, a Step 1 impairment test was performed as of December 31, 2020 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated the fair value exceeded carrying value for all reporting units tested. As a result of the impairment testing performed as of December 31, 2020, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated their assessment during the third quarter of fiscal 2021 and validated the assumptions used in the analyses performed as of December 31, 2020 and determined that the resulting conclusions remained appropriate as of September 30, 2021.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Intangibles are amortized on a straight-line basis over periods ranging from one year to 15 years. Intangible assets are as follows:

	September 30, 2021	December 31, 2020
Customer list intangibles	$9,154,589	$7,700,000
Non-compete agreements	200,000	200,000
Trademarks	3,120,500	1,930,000
Total intangible assets	12,475,089	9,830,000
Less: accumulated amortization	2,925,424	2,271,691
Intangible assets, net	$9,549,665	$7,558,309

Amortization of intangibles assets was: $186,784 and $175,715 for the three months ended September 30, 2021 and 2020, respectively, and $653,733 and $534,397 for the nine months ended September 30, 2021 and 2020, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	September 30, 2021	December 31, 2020

Land	$228,872	$228,872
Buildings and improvements	2,925,815	2,061,887
Machinery & equipment	21,231,471	14,329,462
Total property, plant & equipment	24,386,158	16,620,221
Less: accumulated depreciation	8,655,804	5,329,438
Property plant & equipment, net	$15,730,354	$11,290,783

Depreciation expense was $511,046 and $415,101 for the three months ended September 30, 2021 and 2020, respectively, and $1,535,870 and $1,275,854 for the nine months ended September 30, 2021 and 2020, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are summarized in the table below:

	September 30, 2021	December 31, 2020

Fair value of equity securities	$1,145,390	$1,534,400
Cost basis	826,224	949,293
Unrealized gain on equity securities	$319,166	$585,107

Unrealized gains were $0 in the first nine months of 2021 compared to $0 in the same period of last year. Unrealized losses were $265,941 in the first nine months of 2021 compared to $28,093 in the same period of last year. Realized gains were $152,748 in the first nine months of 2021 compared to $0 in the same period of last year. Realized losses were $0 in the first nine months of 2021 compared to $0 in the same period of last year.

Investments by fair value level in the hierarchy as of September 30, 2021 and December 31, 2020 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of September 30, 2021	$1,145,390	$-	$-	$1,145,390
Common stock as of December 31, 2020	$1,534,400	$-	$-	$1,534,400

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

Bank debt balances consist of the following:

	September 30, 2021	December 31, 2020

Term debt	$1,777,778	$2,777,778
Revolving debt	16,069,111	10,825,797
Total Bank debt	17,846,889	13,603,575
Less: current portion	1,333,333	1,333,333
Non-current bank debt	16,513,556	12,270,242
Less: unamortized debt costs	152,999	95,814
Net non-current bank debt	$16,360,556	$12,174,428

The Company had $13.9 million and $9.2 million available to borrow on the revolving credit facility at September 30, 2021 and December 31, 2020, respectively.

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

Notes payable consists of the following:

	September 30, 2021	December 31, 2020

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016. Refinanced on January 15, 2021.	$-	$1,108,829

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016. Refinanced on January 15, 2021.	-	941,867

In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	3,452,334	-

In connection with the CARES Act, Federal Hose entered into a promissory note on June 4, 2020 for a $253,071 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments scheduled to begin January 4, 2021. This note was fully forgiven on January 29, 2021.	-	253,071

In connection with the CARES Act, CAD entered into a promissory note on June 4, 2020 for a $1,200,766 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments scheduled to begin January 4, 2021. This note was fully forgiven on January 22, 2021.	-	1,200,766

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	4,500,000	6,187,500

Total notes payable	7,952,334	9,692,033

Less current portion	2,925,607	2,782,479

Notes payable – non-current portion	$5,026,727	$6,909,554

10. LEASES

The Company has operating and finance leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets, net	$8,058,251	$8,856,820

Other current liabilities	1,147,259	1,136,300
Operating lease liabilities	7,112,088	7,901,357
Total operating lease liabilities	$8,259,347	$9,037,657

Weighted Average Remaining Lease Term
Operating Leases (in years)	9.7	9.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Earnings Per Share - Basic
Net Income	$1,197,877	$1,426,090	$5,588,599	$3,730,497
Weighted average shares of common stock outstanding - Basic	3,408,906	3,324,380	3,403,609	3,317,864
Earnings Per Share - Basic	$0.35	$0.43	$1.64	$1.12

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,408,906	3,324,380	3,403,609	3,317,864
Options	913	1,623	898	1,637
Weighted average shares of common stock -Diluted	3,409,819	3,326,003	3,404,507	3,319,501
Earnings Per Share - Diluted	$0.35	$0.43	$1.64	$1.12

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

Accounts Receivable	$1,058,459
Inventory	173,202
Fixed Assets	3,426,091
Prepaid and Other Assets	1,036
Intangibles Assets	2,203,000
Goodwill	1,813,598
Total Assets Acquired	$8,675,386

Accounts Payable	$473,119
Accrued Payroll and Other Expense	202,780
Contingent Liability	1,500,000
Total Liabilities Assumed	$2,175,899

Net Assets Acquired	$6,499,487

Acquisition transaction costs incurred were:	$189,806

Effective July 1, 2021, Crawford EH Acquisition Company, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of Emergency Hydraulics LLC, (“Emergency Hydraulics”) a Florida limited liability company and provider of hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles, pursuant to an Asset Purchase Agreement entered into July 1, 2021. The acquired business is strategically important to the Company’s growing industrial hose platform and will expand its offerings and diversify its customer base in this important market segment. The assets were transferred and assigned to Emergency Hydraulics in exchange for approximately $0.3 million of repayment of remaining outstanding indebtedness and transaction costs.

Accounts Receivable	$79,843
Inventory	67,254
Intangible Assets: Customer List	413,589
Total Assets Acquired	$560,686

Accounts Payable	$273,327
Total Liabilities Assumed	$273,327

Net Assets Acquired	$287,359

Acquisition transaction costs incurred were:	$33,687

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

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on January 2, 2020. MPI specialized in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (“Machining Technologies”), in Longmont, Colorado on March 2, 2021. Global-Tek and Machining Technologies specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles.

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended September 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$8,854,347	$17,543,510	$-	$26,397,857
Gross Profit	$1,420,320	$3,977,389	$-	$5,397,709
Operating Income	$291,729	$1,603,125	$(26,073)	$1,868,781
Pretax Income	$297,692	$1,734,115	$(540,407)	$1,491,400
Net Income	$223,269	$1,379,982	$(405,374)	$1,197,877

	Three Months Ended September 30, 2020 (1)
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$10,331,592	$10,946,205	$-	$21,277,797
Gross Profit	$2,488,067	$2,364,350	$-	$4,852,417
Operating Income	$1,350,939	$659,286	$116,192	$2,126,417
Pretax Income	$1,350,939	$455,643	$97,839	$1,904,421
Net Income	$1,013,204	$339,878	$73,008	$1,426,090

	Nine Months Ended September 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$27,591,991	$49,249,754	$-	$76,841,745
Gross Profit	$5,681,179	$11,499,037	$706	$17,180,922
Operating Income	$2,182,452	$4,687,388	$(555,802)	$6,314,038
Pretax Income	$2,188,415	$4,417,620	$148,780	$6,754,815
Net Income	$1,641,311	$3,471,748	$475,540	$5,588,599

	Nine Months Ended September 30, 2020 (1)
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$33,634,182	$31,501,777	$-	$65,135,959
Gross Profit	$8,429,409	$6,130,190	$-	$14,559,599
Operating Income	$4,536,190	$1,201,023	$57,873	$5,795,086
Pretax Income	$4,511,225	$422,555	$47,633	$4,981,413
Net Income	$3,383,419	$309,197	$37,881	$3,730,497

(1)	Segment information for the three and nine month periods ended September 30, 2020 has been restated to reflect the change in reportable segments.

14. UNCERTAINTIES

The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three month and nine month periods ended September 30, 2021. The Company will continue to actively monitor the impact of the coronavirus pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2021 and possibly beyond. The extent to which the Company’s business and operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak; new and growing outbreaks of COVID-19 or new strains of COVID-19; actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions; efforts to combat COVID-19, such as vaccine development and distribution, among other things.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at September 30, 2021 and December 31, 2020, results of operations for the three month and nine month periods ended September 30, 2021 and 2020, and cash flows for the three month and nine month periods ended September 30, 2021 and 2020, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The coronavirus (COVID-19) pandemic had a material adverse effect on the Company’s reported results for the three month and nine month periods ended September 30, 2021. The Company will continue to actively monitor the impact of the COVID-19 pandemic, which is expected to negatively impact the Company’s business and results of operations for the remainder of fiscal year 2021 and possibly beyond, depending upon the pace at which pandemic-related restrictions are lifted, commercial activity resumes and the economy recovers. Many of our customers are considered “essential” and have remained operational during the pandemic, although in some cases in a limited capacity. This, together with the overall economic downturn that has resulted from the pandemic, slowed demand in the first three quarters of 2021. Nearly all of the Company’s facilities have remained operational. Our supply chain has been negatively impacted by rising costs for materials and supplies and by unplanned delays in receipt of materials in recent months. The extent to which the Company’s business and operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic; new and growing outbreaks of COVID-19 or new strains of COVID-19; actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions; and efforts to combat COVID-19, such as vaccine distribution, among other things.

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

The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”) in Ocala, Florida on July 1, 2021.

Accordingly, in light of the timing of these transactions, the Company’s results for the three month and nine month periods ended on September 30, 2021 include the added results of operations of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics in the Industrial and Transportation Products segment. Conversely, our results for the three month and nine month periods ended September 30, 2020 do not include the results of operations of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics in the Industrial and Transportation Products segment.

Results of Operations – Three Months Ended September 30, 2021 and 2020

Sales for the quarter ended September 30, 2021 (“current quarter”) increased to $26.4 million, an increase of approximately $5.1 million or 24.1% from sales of $21.3 million during the same quarter of the prior year. This increase in sales was primarily attributable to a recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased, in addition to the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics.

Cost of sales for the current quarter was $21.0 million compared to $16.4 million, an increase of $4.6 million or 27.9% from the same quarter of the prior year.  Gross profit was $5.4 million in the current quarter compared to $4.9 million, an increase of $0.5 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was attributable to a recovery in demand as the COVID-19 pandemic eased, in addition to the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics. Cost of sales as a percentage of sales was 79.6% in the current quarter compared to 77.2% in the same quarter of the prior year. The increases in cost of sales as a percentage of sales was primarily attributable to disruptions in the global supply chain that drove an increase in the cost of raw materials.

Selling, general and administrative expenses (SG&A) in the current quarter were $3.5 million, or 13.4% of sales, compared to $2.7 million, or 12.8% of sales in the third quarter of last year. Selling, general and administrative expenses increased as a percentage of sales due primarily to an additional $0.4 million of expense as a result of the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics.

Interest charges in the current quarter were approximately $0.2 million compared to $0.2 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $26.3 million and 2.9% compared to $26.8 million and 2.9% in the same period of last year.

Other expense, net was $0.1 million in the current quarter compared to $0.0 million of other income, net in the same quarter of the prior year.  The increase in other expense, net is primarily driven by a loss of $0.3 million related to investments in marketable securities and $0.1 million of transaction costs as a result of the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics partially offset by other income of $0.3 million related to tax incentives at Global-Tek.

Income tax expense in the current quarter was $0.3 million compared to $0.5 million in the same quarter of the prior year. Tax expense is lower than the Company’s historical expected effective tax rate of 25% primarily because the expected tax rate for Global-Tek in Puerto Rico is lower than 25%.

Net income in the current quarter was $1.2 million or $0.35 per diluted share as compared to the net income of $1.4 million or $0.43 per diluted share for the same quarter of the prior year. Unrealized losses related to investments in marketable securities reduced net income by approximately $0.3 million or $0.07 per diluted share in the current quarter.

Results of Operations – Nine Months Ended September 30, 2021 and 2020

Sales for the nine months ended September 30, 2021 (“current year to date”) were $76.8 million, an increase of approximately $11.7 million or 18.0% from sales of $65.1 million during the same period of the prior year. This increase in sales was primarily attributable to a recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased, in addition to the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics.

Cost of sales for the current year to date was $59.7 million compared to $50.6 million in the same period of the prior year, an increase of $9.1 million or 18.0%.  Gross profit was $17.2 million in the current year to date compared to $14.6 million in the same period of prior year in the same period of the prior year, an increase of $2.6 million.  The increase in cost of sales and gross profit was attributable to a recovery in demand as the COVID-19 pandemic eased, in addition to the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics.

Selling, general and administrative expenses (SG&A) in the current year to date were $10.9 million, or 14.1% of sales, compared to $8.8 million, or 13.5% of sales, in the same period of the prior year. Selling, general and administrative expenses increased by $2.1 million driven primarily by an additional $1.4 million of expense as a result of the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics.

Interest charges in the current year to date were approximately $0.7 million compared to $0.7 million in the same period of the prior year. Average total debt (including notes) and average interest rates for the current year to date were $26.6 million and 3.0%, compared to $26.7 million and 3.2% in the same period of the prior year.

Other income, net was $1.1 million in the current year to date compared to $0.1 million of other expense, net in the same period of the prior year.  The increase in other income is primarily driven by the forgiveness in full during the first quarter of 2021 of the $1.5 million in aggregate Payroll Protection Program Loans (“PPP Loans”) accepted by two of the Company’s subsidiaries, in accordance with the terms of the CARES Act. The forgiveness of the PPP loans is treated as income. This increase in other income was partially offset by an unrealized loss of $0.3 million related to investments in marketable securities

Income tax expense in the current year to date was $1.2 million compared to $1.3 million in the same period of the prior year. Tax expense is lower than the Company’s historical expected effective tax rate of 25% primarily because the expected tax rate for Global-Tek in Puerto Rico is lower than 25%.

Net income in the current year to date was $5.6 million or $1.64 per diluted share as compared to the net income of $3.7 million or $1.12 per diluted share for the same period of the prior year.

Liquidity and Capital Resources

As described further in Note 12 to the Company’s consolidated financial statements, effective January 15, 2021, the Company completed the Komtek acquisition for a purchase price of $3.6 million, which included the assumption of $1.7 million of debt and the issuance of $1.1 million of Class A common shares.

As described further in Note 12 to the Company’s consolidated financial statements, effective March 1, 2021, the Company completed the Global-Tek and Machining Technology acquisition for a purchase price of $8.0 million, subject to certain post-closing adjustments based on working capital and the achievement of future performance milestones.

As described further in Note 12 to the Company’s consolidated financial statements, effective July 1, 2021, the Company completed the Emergency Hydraulics acquisition for a purchase price of $0.3 million.

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

Total current assets at September 30, 2021 increased to $41.6 million from $35.2 million at December 31, 2020, an increase of $6.4 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $7.0 million; an increase in inventory of $4.4 million; an increase in prepaid expenses of $0.5 million; partially offset by a decrease in cash of $3.6 million; an increase in contract assets of $1.5 million; and a decrease in investments of $0.4 million. The increases in inventory and accounts receivable were driven primarily by the recent acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics. The Company is carrying lower cash balances due to funding those acquisitions.

Total current liabilities at June 30, 2021 increased to $33.0 million from $17.5 million at December 31, 2020, an increase of $5.4 million.  The increase in current liabilities is comprised of the following: an increase accounts payable of $2.6 million; an increase in unearned revenue of $2.4 million; and an increase in contingent liabilities of $0.8 million.

Cash provided by operating activities for the nine months ended September 30, 2021 was approximately $3.9 million, compared to cash provided by operating activities of $6.7 million in the same period a year ago. Cash provided by operating activities for the nine-month period is comprised of the following: net income of $5.6 million; cash provided by adjustments for non-cash items of $1.4 million; and cash used in working capital adjustments of $3.2 million. The primary drivers of decreased working capital during the current quarter were the increase in accounts receivable of $4.4 million, the increase of inventories of $2.5 million in an effort to mitigate recent supply chain disruptions and the decrease in accrued income taxes of $1.3 million partially offset by the increase in deferred revenue of $2.7 million, the decrease in contract assets of $1.5 million and the increase in accounts payable of $1.0 million.

Cash used in investing activities for the nine months ended September 30, 2021 was $9.6 million, compared to cash used in investing activities of $10.7 million in the same period a year ago. Cash used in investing activities was for the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $2.1 million for the nine months ended September 30, 2021, compared to cash provided by financing activities of $8.5 million in the same period a year ago. Cash provided by financing activities for the year-to-date period was primarily related to: $8.9 million borrowings on bank debt related to the acquisitions of Komtek, Global-Tek, Machining Technology and Emergency Hydraulics; offset by cash used for $4.8 million in payments on bank debt and $2.0 million in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $13.9 million available to borrow on the revolving credit facility at September 30, 2021. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, supply chain disruptions, increased costs of supplies and materials, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. In addition, see Note 14 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At September 30, 2021, the Company has secured performance and payment bonds in the amount of $8.3 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Critical Accounting Policies

The Company’s critical accounting policies are as presented in the Notes to Consolidated Financial Statements and Management’s Discuss and Analysis of Financial Condition and Results of Operations in our Annual Report Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the Company's ability to effectively integrate acquisitions, including the acquisitions of Komtek, Global-Tek and Machining Technology, and manage the larger operations of the combined businesses (b) the duration and scope of the COVID-19 pandemic, the resumption of operations by the Company’s customers, loosening of public health restrictions, or an reimposed restrictions or tightening of public health restrictions which could impact the demand for the Company’s products; (c) the Company’s inability to obtain, or the increase costs of, needed products, components or raw materials from its suppliers; (d) actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (e) the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; (f) the pace of recovery when the COVID-19 pandemic subsides; (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 3. MARKET RISK

This item is not applicable to the Company as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2021, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September, 2021 to ensure that information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104*	Cover page of the Quarterly Report on Form 10-Q formatted in Inline XBRL

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 9th day of November 2021, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Accounting and Financial Officer)