Form 10-K
period 2021-12-31
CRAWFORD UNITED Corp
filed 2022-04-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the Registrant had 2,677,058 voting Class A Common Shares outstanding and 731,848 voting Class B Common Shares outstanding. As of such date, non-affiliates held 1,019,355 Class A Common Shares and 40,056 Class B Common Shares. As of June 30, 2021, based on the closing price of $29.75 per Class A Common Share on the OTC Pik Open Market, the aggregate market value of the Class A Common Shares held by such non-affiliates was approximately $30,325,811. There is no trading market in the Class B Common Shares.

As of March 18, 2022, 2,708,777 Class A Common Shares and 731,848 Class B Common Shares were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2021.

PART I

ITEM 1. BUSINESS.

General Development of Business

Crawford United was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Crawford United" as used herein mean Crawford United and its wholly-owned subsidiaries, CAD Enterprises Inc., Data Genomix LLC, Federal Hose Manufacturing LLC, Crawford AE LLC doing business as Air Enterprises, Marine Products International LLC, Komtek Forge LLC, Global-Tek-Manufacturing LLC, Global-Tek Colorado LLC and Emergency Hydraulics LLC. Crawford United Corporation is a growth-oriented holding company providing specialty industrial products to diverse markets, including healthcare, aerospace, defense, education, transportation, and petrochemical.

The Company operates two reportable business segments: (1) Commercial Air Handling Equipment and (2) Industrial & Transportation Products. The Company's management evaluates segment performance based primarily on operating income. Certain corporate costs are allocated to the segments and interest expense directly related to financing the acquisition of a business is allocated to that segment, respectively.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses. Beginning in 2022, the Company will cease allocating corporate costs to the respective segments.

Commercial Air Handling Equipment:
The Commercial Air Handling Equipment segment was added June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, and TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles.

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Sources and Availability of Raw Materials

Raw materials essential to the business segments are acquired from a large number of domestic manufacturers and some materials are purchased from European and Southeast Asian sources.

The Industrial and Transportation Products segment uses various materials in the manufacture of its products. These include forgings and castings, steel fittings and hose packing consisting of silicone, cotton and copper wire. 5 suppliers provide over 35% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company’s Data Genomix LLC subsidiary holds a patent on technology used to facilitate highly targeted advertising to identified audience members across social media channels. Other than the names “Federal Hose”, “Marine Products International”, “CAD Enterprises”, “Global-Tek”, “Komtek Forge”, "Emergency Hydraulics", “Reverso Pumps”, and “Air Enterprises” and the FactoryBilt® and SiteBilt® registered trademarks, the Company does not have any material licenses, franchises or concessions.

Seasonality

In light of the markets served by its products, the Company does not believe that its Commercial Air Handling, Industrial and Transportation Products businesses are seasonal in nature.

Dependence on Customers

For the year ended December 31, 2021, sales to nine customers in the Commercial Air Handling Equipment segment were 14% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation Products segment accounted for 34% of consolidated sales of the Company. For the year ended December 31, 2020, sales to three customers in the Commercial Air Handling Equipment segment were 15% of consolidated sales of the Company, while one customer in the Industrial and Transportation Products segment accounted for 33% of consolidated sales of the Company. The Company has long-term contractual relationships with a large customer in the Industrial and Transportation Products segment.

Competitive Conditions

The Company is engaged in highly competitive industries and faces competition from domestic and international firms. Competition in the Industrial and Transportation Products segment comes from domestic and international suppliers. The Company believes that it has a strong competitive position due to its expertise, certifications, long term customer contracts, and reputation for excellent quality. Competition in the Commercial Air Handling segment comes from both custom and non-custom air handling solution manufacturers. The Company believes that it has a strong competitive position due to the high quality and long life of the Company’s customized aluminum air handling solutions.

Number of Persons Employed

Total employment by the Company was 451 full-time employees at December 31, 2021, compared to 260 full-time employees at December 31, 2020.

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

Our business has been, and may continue to be, materially and adversely affected by the COVID-19 pandemic. The pandemic has disrupted our operations and affected our business, and may continue to do so, due to many factors, including imposition by government authorities of mandatory closures, work-from-home orders and social distancing protocols, increased employee absenteeism due to illness and/or quarantine requirements, and other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. We may experience, in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate and in response to positive diagnoses for COVID-19 in certain facilities for the safety of our employees.

The COVID-19 pandemic has also disrupted, and may continue to disrupt, our operations and the operations of our suppliers and may materially adversely impact our ability to secure raw materials, components and supplies for our facilities and to provide personal protective equipment for our employees. There may also be long-term negative effects on the economic well-being of our customers and in the economies of affected countries.

Government actions in response to the COVID-19 pandemic continue to change and evolve. As a result, the jurisdictions in which our products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to, or may in the future have to, re-establish restrictions due to a resurgence in COVID-19 cases or the development of new strains of COVID-19. Additionally, although the operations of many of our customers have been at least partially restored or increased, such operations may again be limited or closed if a resurgence of COVID-19 cases occurs, new strains of COVID-19 develop, or if efforts to combat COVID-19, including vaccine development or distribution, are ineffective or prolonged. Even as government restrictions have been lifted and economies gradually reopened, the shape of the economic recovery remains uncertain and may continue to negatively impact our results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.

The COVID-19 pandemic or similar outbreak of widespread disease in the future could have a material adverse effect on our ability to operate, results of operations, financial condition and liquidity. In addition, public health restrictions and preventative measures we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability and border closures, among others. The pandemic could cause an increasingly competitive labor market due to sustained labor shortages or increased turnover rates within our employee base. Our suppliers and customers may also face these and other challenges, which could lead to continued disruption in our supply chain, as well as decreased customer demand for our products. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition and capitalization. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of such issues, may not be reasonably estimated due to the uncertainty of future developments.

The impact of COVID-19 may also exacerbate many of the other risks discussed in this Risk Factors section and throughout this report.

Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and results of operations.

We may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the heavy-duty truck, industrial equipment, aircraft, health care, education, pharmaceutical, industrial manufacturing, agricultural, marine, and petrochemical industries are sensitive to general economic conditions. Slower global economic growth, inflationary economic conditions, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, public health crises, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers, including having the effect of:

●

reducing demand for our products, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

●	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

●	increasing price competition in our served markets;

●	Increasing supply, freight and labor costs;

●	supply interruptions, which could disrupt our ability to produce our products;

●	increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations; and

●	adversely impacting market sizes and growth rates.

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

Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, could adversely affect our business and financial results. For example, increases in tariffs on certain goods imported into the United States, and substantial changes to the trade agreements, have adversely affected, and in the future could further adversely affect, our business and results of operations. Furthermore, retaliatory tariffs or other trade restrictions on products and materials that we or our customers and suppliers export or import could affect demand for our products. Direct or indirect consequences of tariffs, retaliatory tariffs or other trade restrictions may also alter the competitive landscape of our products in one or more regions of the world. Trade tensions or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact our business, financial condition and results of operations.

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions packages. As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions or other economic or military measures against Russia. The impact of the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, suppliers or customers.

Decreased availability or increased costs of materials could increase our costs of producing our products.

We purchase raw materials, fabricated components, some finished goods and services from a variety of suppliers. Where appropriate, we employ contracts with our suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands, import duties and tariffs, freight and labor availability and costs, economic conditions, or other conditions such as public health crises, which could impair our ability to procure necessary materials or increase the cost of these materials. Further, inflationary and other increases in costs of materials have occurred and may persist or recur from time to time. In addition, freight costs associated with shipping products and receiving materials are impacted by fluctuations in the cost of oil and gas, shipping capacity and labor shortages. A reduction in the supply, further increases in the cost or changes in quality of those materials could impact our ability to manufacture our products and could increase the cost of production, which could negatively impact our revenues and profitability.

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

We are dependent on key customers.

We rely on several key customers. For the twelve months ended December 31, 2021, our ten largest customers accounted for approximately 38% of our net sales. For the twelve months ended December 31, 2020, our ten largest customers accounted for approximately 55% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

●

acts of war and terrorism, military conflict and international hostilities, and changes in diplomatic or trade relationships including any retaliatory measures, sanctions, tariffs or other restrictions on commercial activity imposed in response to any acts of war, terrorism or military conflicts;

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

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. The current sanctions have had no impact on business operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

The elimination of or change in the London Interbank Offered Rate (LIBOR) may adversely affect the interest rates on and value of certain floating rate securities and other instruments that we hold.

LIBOR was a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments. Financial institutions are discontinuing the use of LIBOR and adopting alternative reference rates including the Federal Reserve Bank of New York’s Secured Overnight Financing Rate (SOFR), but the acceptance of such alternative rates and their applicability to existing instruments continues to develop. Any uncertainty regarding the continued use and reliability of SOFR and other alternative reference rates as benchmark interest rates could also adversely affect the value of certain floating rate securities, loans and other instruments. The consequences of these cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our borrowings, and increased borrowing costs in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company operates facilities in the United States of America and Puerto Rico as shown below:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Akron, OH	100,000 Sq. Ft.	Used for design and manufacturing air handling units and administration	Leased through 2024, with renewal options extending through 2034.

Ceiba, Puerto Rico	11,467 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased through 2026.

Cleveland, Ohio	37,000 Sq. Ft.	Used for corporate administrative headquarters.	Owned

Eastlake, Ohio	51,520 Sq. Ft.	Used for the storage and distribution of marine hose and administration	Leased through 2022.

Longmont, Colorado	2,400 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased, through 2023.

Ocala, Florida	7,500 Sq. Ft.	Used for the storage of hydraulic hose.	Leased, through 2023.

Ocala, Florida	3,600 Sq. Ft.	Used for the storage of hydraulic hose.	Leased, through 2022.

Davie, Florida	7,010 Sq. Ft.	Used for the manufacturing, storage and distribution of fuel pump products and administration.	Leased, through 2022.

Painesville, Ohio	50,000 Sq. Ft.	Used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Phoenix, Arizona	71,000 Sq. Ft.	Used for manufacturing and precision machining of aerospace components.	Leased through 2022, with renewal options extending through 2026.

Worcester, Massachusetts	56,706 Sq. Ft.	Used for manufacturing of highly engineered forgings.	Leased through 2033.

The Company's headquarters and executive offices are located in Cleveland, Ohio. The Company's Industrial and Transportation Products segment utilizes the Phoenix, Arizona, Worcester, Massachusetts, Longmont, Colorado, Ceiba, Puerto Rico, Painesville, Ohio, Eastlake, Ohio, Ocala, Florida and Davie, Florida properties. The Company’s Commercial Air Handling Equipment segment utilizes the Akron, Ohio property.

ITEM 3. LEGAL PROCEEDINGS.

At the time of filing this Annual Report on Form 10-K, there were no material legal proceedings pending or threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTANT.*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

Mr. Brian E. Powers was elected to the Company’s Board of Directors in February 2014. He was appointed Chief Executive Officer on September 1, 2016.

Mr. John P. Daly became Chief Financial Officer on September 8, 2020. Prior to joining the Company, Mr. Daly served as the Director of Financial Planning and Analysis for Park Place Technologies from 2017 to 2020 and as Senior Finance Manager for Beam Suntory from 2012 to 2017.

OFFICE	OFFICER	AGE
Chief Executive Officer	Brian E. Powers	59
Chief Financial Officer	John P. Daly	44

●	The description of Executive Officers called for in this Item is included pursuant to the instructions to Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

The Company’s Class A Common Shares are traded on the OTC Pink Open Market under the symbol “CRAWA”. There is no market for the Company’s Class B Common Shares.

The following table sets forth the per share range of high and low bids for the Company’s Class A Common Shares for the periods indicated, as reported by the OTC Pink Open Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. Trading on the OTC Pink Open Market is limited and the prices quoted by brokers are not a reliable indication of the value of our common stock.

	Fiscal year ended December 31, 2021		Fiscal year ended December 31, 2020
	HIGH	LOW	HIGH	LOW
First Quarter	$30.15	$17.65	$22.25	$10.65
Second Quarter	30.00	25.13	15.88	12.22
Third Quarter	35.70	29.68	15.76	14.75
Fourth Quarter	35.00	28.65	23.00	14.50

b) HOLDERS

As of March 18, 2022, there were approximately 154 shareholders of record of the Company's outstanding Class A Common Shares and 7 holders of record of the Company's outstanding Class B Common Shares.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Items Affecting the Comparability of our Financial Results

The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC “Komtek”), in Worcester, Massachusetts on January 15, 2021.

The Company purchased all of the membership interests of Global-Tek Manufacturing LLC (“Global-Tek”) in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”), in Longmont, Colorado on March 2, 2021.

The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”) in Ocala, Florida on July 1, 2021.

Accordingly, in light of the timing of these transactions, the Company’s results for the three month and twelve month periods ended on December 31, 2021 include the added results of operations of Komtek, Global-Tek, Global-Tek Colorado and Emergency Hydraulics in the Industrial and Transportation Products segment. Conversely, our results for the three month and twelve-month periods ended December 31, 2020 do not include the results of operations of Komtek, Global-Tek, Global-Tek Colorado and Emergency Hydraulics in the Industrial and Transportation Products segment.

Reportable Segment Information

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

Commercial Air Handling Equipment:

The Commercial Air Handling Equipment segment was added June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, and TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles.

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Results of Operations

Year Ended December 31, 2021 Compared with Year ended December 31, 2020

Sales for the year ended December 31, 2021 (“current year”) increased to $104.2 million, an increase of approximately $19.1 million or 22.5% from sales of $85.1 million during the year ended December 31, 2020 (“prior year”). This increase in sales was primarily attributable to a recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased, in addition to the acquisitions of Komtek, Global-Tek, Global-Tek Colorado and Emergency Hydraulics.

Cost of sales for the current year was $82.2 million compared to $66.1 million in the prior year, an increase of $16.1 million or 24.4%.  Gross profit was $21.9 million in the current year compared to $18.9 million in the prior year, an increase of $3.0 million.  The increase in cost of sales and gross profit was attributable to a recovery in demand as the COVID-19 pandemic eased, in addition to the acquisitions of Komtek, Global-Tek, Global-Tek Colorado and Emergency Hydraulics. Cost of sales as a percentage of sales was 79.0% in the current year compared to 77.7% in the prior year.

Selling, general and administrative expenses (SG&A) in the current year were $14.9 million, or 14.0% of sales, compared to $11.5 million, or 13.5% of sales, in the prior year. Selling, general and administrative expenses increased as a percentage of sales due primarily as a result of the acquisitions of Komtek, Global-Tek, Global-Tek Colorado and Emergency Hydraulics.

Interest charges in the current year were approximately $0.9 million compared to $1.0 million in the prior year. The interest expense decreased due to lower average interest rates on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current year were $26.4 million and 2.9% compared to $26.4 million and 3.2% in the same period of last year.

Other income, net was $1.3 million in the current year compared to $1.0 million of other expense, net in the prior year.  The increase in other income is primarily driven by the forgiveness in full during the first quarter of 2021 of the $1.5 million in aggregate Payroll Protection Program Loans (“PPP Loans”) accepted by two of the Company’s subsidiaries, in accordance with the terms of the CARES Act. The forgiveness of the PPP loans is treated as income. This increase in other income included $0.2 million of realized gains related to investments in marketable securities partially offset by unrealized losses of $0.2 million related to investments in marketable securities.

Income tax expense in the current year was $1.7 million compared to $1.6 million in the prior year. Income tax expense increased in the current year as a result of adjustments to the state tax rate to more accurately reflect the true state tax expense of the Company on a state by state basis.

Net income for the current year was $5.7 million, or $1.66 per diluted share compared to net income of $5.8 million, or $1.76 per diluted share in the prior year.

Liquidity and Capital Resources

The Company was granted forgiveness in full during the first quarter of 2021 of the $1.5 million in aggregate Payroll Protection Program Loans (“PPP Loans”) accepted by two of the Company’s subsidiaries, in accordance with the terms of the CARES Act.

As described further in Note 16 to the Company’s consolidated financial statements, effective January 15, 2021, the Company completed the Komtek acquisition for a purchase price of $3.6 million, which included the assumption of $1.7 million of debt and the issuance of $1.1 million of Class A common shares.

As described further in Note 16 to the Company’s consolidated financial statements, effective March 1, 2021, the Company completed the Global-Tek and Machining Technology acquisition for a purchase price of $6.4 million, subject to certain post-closing adjustments based on working capital and the achievement of future performance milestones.

As described further in Note 16 to the Company’s consolidated financial statements, effective July 1, 2021, the Company completed the Emergency Hydraulics acquisition for a purchase price of $0.3 million.

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

Total current assets at December 31, 2021 increased to $42.5 million from $35.2 million at December 31, 2020, an increase of $7.4 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $6.4 million; an increase in inventory of $5.6 million; an increase in refundable tax asset of $1.3 million; an increase in prepaid expenses and other assets of $0.5 million; partially offset by a decrease in cash of $4.7 million; and a decrease in contract assets of $1.6 million. The increases in inventory and accounts receivable were driven primarily by the recent acquisitions of Komtek, Global-Tek, Global-Tek Colorado and Emergency Hydraulics. The Company’s cash balances at December 31, 2021 were lower due to funding those acquisitions.

Total current liabilities at December 31, 2021 increased to $23.9 million from $17.5 million at December 31, 2020, an increase of $6.3 million.  The increase in current liabilities is comprised of the following: an increase in accounts payable of $2.2 million; an increase in unearned revenue of $2.1 million; an increase in accrued expenses of $1.2 million; and an increase in contingent liabilities of $0.8 million.

Cash provided by operating activities for the year ending December 31, 2021 was approximately $1.8 million, compared to cash provided by operating activities of $9.9 million in the same period a year ago. Cash provided by operating activities for the year is comprised of the following: net income of $5.7 million; cash provided by adjustments for non-cash items of $2.3 million; and cash used in working capital adjustments of $6.2 million. The primary drivers of decreased working capital for the year were the increase in accounts receivable of $5.3 million, the increase of inventories of $5.4 million in an effort to mitigate recent supply chain disruptions, the increase in prepaid expenses and other assets of $1.8 million and the decrease in accrued income taxes of $0.4 million, all partially offset by the increase in deferred revenue of $2.1 million, the decrease in contract assets of $1.6 million, the increase in accounts payable of $1.8 million and the increase in accrued expenses of $1.0 million.

Cash used in investing activities for the twelve months ended December 31, 2021 was $9.5 million, compared to cash used in investing activities of $10.9 million in the same period a year ago. Cash used in investing activities was for the acquisitions of Komtek, Global-Tek, Global-Tek Colorado and Emergency Hydraulics in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $3.0 million for the twelve months ended December 31, 2021, compared to cash used by financing activities of $5.0 million in the same period a year ago. Cash provided by financing activities for the year-to-date period was primarily related to: $5.5 million borrowings on bank debt related to the acquisitions of Global-Tek, Machining Technology and Emergency Hydraulics; $1.7 million borrowings related to the acquisition of Komtek; offset by cash used for $1.4 million in payments on bank debt and $2.7 million in payments on notes.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $13.7 million available to borrow on the revolving credit facility at December 31, 2021. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, supply chain disruptions, increased costs of supplies and materials, inflationary market conditions, currency fluctuations, regulatory issues, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At December 31, 2021, the Company has secured performance and payment bonds in the amount of $8.2 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Impact of Inflation

Inflationary economic conditions have increased, and may continue to increase, the Company’s costs of producing its products. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also re significant elements of the Company’s production costs. Inflationary economic conditions increase these various costs. If the Company is unable to mitigate inflationary increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, its profitability may be adversely affected.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the duration and scope of the COVID-19 pandemic, the resumption of operations by the Company’s customers, loosening of public health restrictions, or an reimposed restrictions or tightening of public health restrictions which could impact the demand for the Company’s products; (b) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s supplier; (c) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (d) actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (e) the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; (f) the pace of recovery when the COVID-19 pandemic subsides; (g) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (h) the Company's dependence upon a limited number of customers and the aerospace industry, (i) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (j) the Company's ability to capitalize on market opportunities in certain sectors, (k) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Crawford United Corporation

Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford United Corporation (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was approximately $14.4 million and $11.5 million at December 31, 2021 and 2020, respectively, which is allocated to the Company’s reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

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

Cleveland, Ohio

April 12, 2022

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$1,494,415	$6,194,276
Accounts receivable less allowance for doubtful accounts	18,387,744	12,021,692
Contract assets	2,111,057	3,735,557
Inventory less allowance for obsolete inventory	16,585,437	11,030,960
Investments	1,518,244	1,534,400
Refundable tax asset	1,316,595	-
Prepaid expenses and other current assets	1,112,068	657,496
Total Current Assets	42,525,560	35,174,381

Property, plant and equipment, net	15,609,202	11,290,783

Operating right of use assets, net	8,998,776	8,856,820

OTHER ASSETS:
Goodwill	14,404,618	11,505,852
Intangibles, net of accumulated amortization	9,336,564	7,558,309
Other non-current assets	88,591	106,638
Total Non-Current Other Assets	23,829,773	19,170,799
Total Assets	$90,963,311	$74,492,783

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2021	2020
CURRENT LIABILITIES:
Notes payable - current	$2,946,885	$2,782,479
Bank debt - current	1,444,444	1,333,333
Leases payable	1,241,681	1,136,300
Accounts payable	11,460,364	9,230,032
Unearned revenue	2,881,535	820,002
Contingent liability – short term	750,000	-
Accrued expenses	3,136,690	2,242,924
Total Current Liabilities	23,861,599	17,545,070

LONG-TERM LIABILITIES:
Notes payable	4,275,377	5,455,717
Bank debt	16,175,436	12,174,428
PPP loans	-	1,453,837
Leases payable	7,985,628	7,901,357
Contingent liability – long term	750,000	-
Deferred income taxes	3,275,370	2,429,828
Total Long-Term Liabilities	32,461,811	29,415,167

STOCKHOLDERS' EQUITY
Class A 10,000,000 shares authorized, 2,720,787 issued at December 31, 2021 and 2,595,087 issued at December 31, 2020	5,393,823	3,896,705
Class B 2,500,000 shares authorized, 914,283 shares issued at December 31, 2021 and 954,283 issues at December 31, 2020	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(1,981,113)	(1,938,052)
Class A – 41,844 shares issued at December 31, 2021 and 39,467 shares issued at December 31, 2020
Class B -182,435 shares issued at December 31, 2021 and 182,435 shares issued at December 31, 2020
Retained earnings	28,019,768	22,366,470
Total Stockholders' Equity	34,639,901	27,532,546

Total Liabilities and Stockholders' Equity	$90,963,311	$74,492,783

See accompanying notes to consolidated financial statements.

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2021	December 31, 2020

Total Sales	$104,162,227	$85,069,900
Cost of Sales	82,249,762	66,138,610
Gross Profit	21,912,465	18,931,290

Operating Expenses:
Selling, general and administrative expenses	14,922,213	11,478,837
Operating Income	6,990,252	7,452,453

Other (Income) and Expenses:
Interest charges	881,741	952,192
PPP loan forgiveness	(1,453,837)	-
Unrealized (gain) loss on investments	188,615	(585,107)
Realized gain on investments	(152,761)	-
Other (income) expense, net	163,552	(389,873)
Total Other (Income) and Expenses	(372,690)	(22,788)
Income before Provision for Income Taxes	7,362,942	7,475,241

Provision for Income Taxes:
Current	1,183,145	1,443,761
Deferred	526,499	192,093
Total Provision for Income Taxes	1,709,644	1,635,854
Net Income	$5,653,298	$5,839,387

Net Income per Common Share - Basic	$1.66	$1.76

Net Income per Common Share - Diluted	$1.66	$1.76

Weighted Average Shares of Common Stock Outstanding – Basic	3,405,061	3,319,731
Weighted Average Shares of Common Stock Outstanding - Diluted	3,405,061	3,320,553

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2019	$3,599,806	$1,465,522	$1,741,901	$(1,905,780)	$16,527,083	$21,428,532

Share-based compensation expense	70,849	-	-	-	-	70,849
Stock awards	226,050	-	-	-	-	226,050
Repurchase of shares	-	-	-	(32,272)	-	(32,272)
Net income	-	-	-	-	5,839,387	5,839,387
Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	46,725	-	-	-	-	46,725
Stock awards	382,619	-	-	-	-	382,619
Stock option exercise	8,774	-		-	-	8,774
Acquisition	1,059,000	-		-	-	1,059,000
Repurchase of shares	-	-	-	(43,061)	-	(43,061)
Net income	-	-	-	-	5,653,298	5,653,298
Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2019	2,576,837	954,283	37,208	182,435	2,539,629	771,848
Stock Awards	17,250	-	-	-	17,250	-
Stock option exercise	1,000	-	-	-	1,000	-
Share repurchase	-	-	2,259	-	(2,259)	-
Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock Awards	23,700	-	-	-	23,700	-
Stock option exercise	2,000	-	-	-	2,000	-
Acquisition	60,000	-	-	-	60,000	-
Stock conversion	40,000	(40,000)	-	-	40,000	(40,000)
Share repurchase	-	-	2,377	-	(2,377)	-
Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Net Income	$5,653,298	$5,839,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,986,599	2,458,593
Non-cash share-based compensation expense	429,344	296,899
Non-cash acquisition of intangibles	(481,046)	-
Unrealized (gain) loss on investments in equity securities	188,615	(585,107)
Forgiveness of PPP loan	(1,453,837)	-
Deferred income taxes	702,061	222,094
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(5,307,593)	2,751,191
Decrease (Increase) in inventories	(5,381,275)	(434,014)
Decrease (Increase) in contract assets	1,624,500	(1,313,178)
Decrease (Increase) in prepaid expenses & other assets	(1,752,084)	80,311
Decrease (Increase) in right of use asset	(141,956)	368,020
Increase (Decrease) in accounts payable	1,757,213	2,752,081
Increase (Decrease) in lease liability	189,652
Increase (Decrease) in accrued expenses	705,576	(1,364,976)
Increase (Decrease) in unearned revenue	2,061,533	(1,178,576)
Total adjustments	(3,872,698)	4,053,338
Net Cash Provided by Operating Cash Activities	$1,780,600	$9,892,725

Cash Flows from Investing Activities
Consideration paid for acquisitions	$(6,138,102)	$(9,400,000)
Capital expenditures	(3,144,503)	(574,315)
Purchase of equity securities	(295,528)	(949,293)
Sale of equity securities	123,069	-
Net Cash Used in Investing Activities	(9,455,064)	(10,923,608)

Cash Flows from Financing Activities
Borrowings on PPP loans	-	5,133,220
Payments on related party notes	(2,745,023)	(2,187,960)
Borrowings on related party notes	1,702,400	-
Repayment of PPP loans	-	(3,679,383)
Borrowings on bank debt	5,485,697	12,152,802
Payments on bank debt	(1,434,184)	(6,393,747)
Share repurchase	(43,061)	(32,272)
Proceeds from options and warrants	8,774	-
Net Cash Provided by Financing Activities	2,974,603	4,992,660
Net Increase (Decrease) in cash and cash equivalents	(4,699,861)	3,961,777
Cash and cash equivalents at beginning of year	6,194,276	2,232,499
Cash and cash equivalents at end of year	$1,494,415	$6,194,276

Supplemental disclosures of cash flow information
Interest paid	$743,901	$831,654
Income taxes paid	$2,582,700	$956,246

Supplemental disclosures of noncash financing activity
Forgiveness of PPP loan	$1,453,837	$-

Supplemental disclosures of noncash investing activity
Issuance of Class A common shares in business acquisitions	$1,059,000	$-
Assets, net of liabilities assumed in business acquisitions	$2,752,404	-
Assumption of debt for business acquisitions	$2,041,116	-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRAWFORD UNITED CORPORATION
DECEMBER 31, 2021 AND 2020

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

None.

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

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. For the year ended December 31, 2021, sales to nine customers in the Commercial Air Handling Equipment segment were 14% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation Products segment accounted for 34% of consolidated sales. For the year ended December 31, 2020, sales to three customers in the Commercial Air Handling Equipment segment were 15% of consolidated sales of the Company, while one customer in the Industrial and Transportation Products segment accounted for 33% of consolidated sales.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps; (1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) each performance obligation is satisfied.   The Company primarily receives fixed consideration for sales of product.  The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year.  Shipping and handling amounts paid by customers are included in revenue. Sales tax and other similar taxes are excluded from revenue.

Contract Performance Obligations:

To determine proper revenue recognition, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether a combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to combine contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to contain a single performance obligation if the promise to transfer individual goods or services is not separately identifiable from other promises in the contracts primarily because the Company provides a significant service of integrating a complex set of tasks and components into a single project or capability.  Contracts that cover multiple performance phases of the product lifecycle (development, construction, maintenance and support) are typically considered to have multiple performance obligations even when they are part of a single contract.

The Company provides warranties, as well as limited workmanship warranties, to customers. These warranties are included in the sale, and do not provide customers with a service in addition to assurance of compliance with agreed upon specifications. The Company does not consider these assurance-type warranties to be separate performance obligations.

Construction Contracts

The Company recognizes revenue on construction contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer.  The customer typically controls the work in process, as evidenced by the contract.  The Company’s construction contracts are generally accounted for as a single performance obligation, since the Company is providing a significant service of integrating components into a single project.  The Company recognizes revenue using a cost-based input method, by which actual costs incurred relative to total estimated contract costs determine, as a percentage, progress toward contract completion.  This percentage is applied to the transaction price to determine the amount of revenue to recognize.  The Company believes the cost-based input method is the best depiction of performance, because it directly measures the value of the services transferred to the customer. Revenues on uninstalled materials are recognized when control is transferred to the customer, which does not necessarily equate to when the cost is incurred.

If based on a lack of reliable information, progress cannot be reasonably measured, recognition of revenues (but not costs) is deferred until progress can be reliably measured. If, however, the Company expects that total costs will be recovered, revenues are recognized equal to costs incurred until the Company can reliably measure progress. There were no contracts that were unable to be reasonably measured at December 31, 2021 and 2020.

Revenues on uninstalled materials are recognized when control is transferred to the customer, which does not necessarily equate to when the cost is incurred. Under limited circumstances (e.g., transfer of control occurs significantly after services are provided, the cost of the materials is significant), revenue is recognized, but no profit is recognized, on certain uninstalled third-party materials when the cost is incurred.

Because the Company almost always acts as a principal in contracts, revenues are recognized gross.  The Company is considered the principal because the Company controls the contractually specified goods and services before they are transferred to the customer. The payment terms of the Company’s construction contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. The advance payment generally is not considered a significant financing component as the Company expects to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

The payment terms of the Company’s construction contracts from time to time require the customer to make advance payments as well as interim payments as work progresses.  The advance payment generally is not considered a significant financing component as the Company expect to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

Contract Assets

Contract assets are related to the Commercial Air Handling segment. A contract asset is recorded when revenue is recognized in advance of the right to receive consideration (i.e., the Company must perform additional services in order to receive consideration). Amounts are recorded as receivables when the right to consideration is unconditional. When consideration is received, or the Company has an unconditional right to consideration in advance of delivery of goods or services, a contract liability would be recorded.

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

Cost and Expense Recognition

Contract costs include all direct labor, materials, subcontractor, and equipment costs, and those indirect costs related to contract performance, such as indirect labor, tools and supplies. For construction contracts, costs are generally recognized as incurred. Under certain circumstances, costs incurred in the period related to future activity on contracts may be capitalized.

Costs incurred that do not contribute to satisfying performance obligations are excluded from the cost input calculation for revenue recognition. Excluded costs include both uninstalled materials and abnormal costs. Abnormal costs comprise wasted materials, wasted or rework labor and other resources to fulfill a contract that were not reflected in the price of the contract. A limited allowance for material overages and labor inefficiencies is typically included in our contract costs estimates (and by extension in the contract price).

For construction contracts, when it is probable that the total contract costs will exceed total contract revenues, a provision for the estimated expected loss is recorded. As long-term contracts extend over one or more years, revisions in costs and profits estimated during the course of the work are reflected in the accounting period in which the facts requiring the changes become known. Contracts which are substantially complete are considered closed for financial statement purposes.

Unearned Revenue

Unearned revenue consists of customer deposits and contract liabilities related to the Commercial Air Handling Equipment segment.

Disaggregation of Revenue

Revenue earned over time compared to at a point in time is as follows for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020

Earned over time	$39,786,609	$43,391,176
Point in time	64,375,618	41,678,724
Total revenue	104,162,227	$85,069,900

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

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus any change in deferred taxes during the year. Deferred taxes result from differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The company is currently undergoing an IRS audit of the 2018 tax return and there are only two remaining analysis items pending in order for the IRS to conclude the audit.

Income per Common Share
Income per common share information is computed on the weighted average number of shares outstanding during each period.

Reclassifications:

Certain 2020 financial information has been reclassified to conform to the 2021 presentation.

3.    ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $75,930 and $19,973 at December 31, 2021 and 2020, respectively.

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31, 2021	December 31, 2020

Raw materials and component parts	$3,904,865	$3,897,133
Work-in-process	3,949,647	3,449,252
Finished products	9,183,532	3,999,920
Total Inventory	17,038,044	11,346,305
Less: Inventory reserves	452,607	315,345
Net Inventory	$16,585,437	$11,030,960

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

The Company performed its annual impairment test for goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. For CAD Enterprises, the Company performed a quantitative impairment test, including a discounted cash flow model and peer comparison. As a result of the impairment testing, it was determined that no indefinite-lived intangible assets or goodwill was impaired.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill increased related to acquisitions by approximately $2.9 million and $1.7 million, during 2021 and 2020, respectively (see note 15). Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets consist of the following:

	December 31, 2021	December 31, 2020

Customer Intangibles	$8,741,000	$7,700,000
Non-Compete Agreements	200,000	200,000
Trademarks	3,599,149	1,930,000
Total Other Intangibles	12,540,149	9,830,000
Less: Accumulated Amortization	3,203,585	2,271,691
Other Intangibles, Net	$9,336,564	$7,558,309

Intangible amortization expense was as follows:

	December 31, 2021	December 31, 2020

Accumulated amortization at the beginning of the period	$2,271,691	$1,559,162
Amortization expense	931,894	712,529
Accumulated amortization at end of period	$3,203,585	$2,271,691

Intangible amortization for the next five years is as follows:

Amortization in future periods

2022	993,581
2023	976,915
2024	976,915
2025	976,915
2026	902,900

6.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	December 31, 2021	December 31, 2020

Land	$231,034	$228,872
Buildings and Improvements	2,961,431	2,061,887
Machinery & Equipment	21,612,759	14,329,462
Total Property, Plant & Equipment	24,805,224	16,620,221
Less: Accumulated Depreciation	9,196,022	5,329,438
Property Plant & Equipment, Net	$15,609,202	$11,290,783

Depreciation expense for the years ended December 31, 2021 and 2020 was $2,059,157 and $1,707,285, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities as of December 31, 2021 and 2020 are summarized in the table below:

	BALANCE AT BEGINNING OF YEAR	ACQUISITIONS, DISPOSITIONS AND SETTLEMENTS	UNREALIZED GAINS INCLUDED IN EARNINGS	REALIZED GAINS INCLUDED IN EARNINGS	BALANCE AT DECEMBER 31

2020	$-	$949,293	$585,107	$-	$1,534,400

2021	$1,534,400	$19,698	$(188,615)	$152,761	$1,518,244

Unrealized gains (losses) on equity securities were ($188,615) and $585,107 for the years ending December 31, 2021 and December 31, 2020 respectively. Realized gains (losses) on equity securities were $152,761 and $0 for the years ending December 31, 2021 and December 31, 2020 respectively.

Investments by fair value level in the hierarchy as of December 31, 2021 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet

Common stock	$1,518,244	$-	$-	$1,518,244

Investments by fair value level in the hierarchy as of December 31, 2020 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet

Common stock	$1,534,400	$-	$-	$1,534,400

8.      BANK DEBT

The Company entered into a Credit Agreement on June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on July 5, 2018 (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $12,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month. The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility from June 1, 2021 to June 1, 2024. The Credit Agreement was amended on December 30, 2019 to eliminate the borrowing base. The Credit Agreement was amended on March 2, 2021 to expand the revolving loan amount from $20,000,000 to $30,000,000.

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

Bank debt balances consist of the following:

	December 31, 2021	December 31, 2020

Term Debt	$1,444,444	$2,777,778
Revolving Debt	16,311,493	10,825,797
Total Bank Debt	17,755,937	13,603,575
Less: Current Portion	1,444,444	1,333,333
Non-Current Bank Debt	16,311,493	12,270,242
Less: Unamortized Debt Costs	136,057	95,814
Net Non-Current Bank Debt	$16,175,436	$12,174,428

Minimum principal payments due on the term loan until maturity are:

Term Loan

2022	1,444,444
Total principal payments	$1,444,444

The Company had $13.7 million and $9.2 million available to borrow on the revolving credit facility at December 31, 2021 and 2020, respectively.

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

Notes Payable

Notes payable consist of the following:

	December 31, 2021	December 31, 2020

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,000,000 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016.	$-	$1,108,829

In connection with the Federal Hose acquisition, the Company entered into a promissory note on July 1, 2016 for a $2,768,662 loan due to First Francis Company, payable in quarterly installments beginning October 31, 2016.	-	941,867

In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	3,284,762	-

In connection with the CARES Act, Federal Hose entered into a promissory note on June 4, 2020 for a $253,071 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installments to begin January 4, 2021. This loan was forgiven in 2021.	-	253,071

In connection with the CARES Act, CAD entered into a promissory note on June 4, 2020 for a $1,200,766 loan due to First Federal Savings and Loan Association of Lakewood, with monthly principal and interest installment to begin January 4, 2021. This loan was forgiven in 2021.	-	1,200,766

In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	3,937,500	6,187,500

Total notes payable	7,222,262	9,692,033

Less current portion	2,946,885	2,782,479

Notes payable – non-current portion	$4,275,377	$6,909,554

Principal payments on the notes payable are as follows for the years ended December 31:

	Related Party Notes	Seller Note	Total Principal Payments

2022	696,885	2,250,000	2,946,885
2023	741,472	1,687,500	2,428,972
2024	788,911	-	788,911
2025	839,387	-	839,387
2026	218,107	-	218,107
Total principal payments	$3,284,762	$3,937,500	$7,222,262

10.     LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.  Lease expense for the years ended December 31, 2021 and 2020 was approximately $1.6 million and $1.5 million, respectively.

Supplemental balance sheet information related to leases:

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets, net	$8,998,776	$8,856,820

Other current liabilities	1,241,681	1,136,300
Operating lease liabilities	7,985,628	7,901,357
Total operating lease liabilities	$9,227,309	$9,037,657

Weighted Average Remaining Lease Term
Operating Leases (in years)	9.0	9.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

Future minimum lease payments at December 31, 2021 were as follows:

Operating Leases
Year Ending December 31,
2022	$1,803,919
2023	1,615,989
2024	1,529,993
2025	1,461,121
2026	1,016,937
Thereafter	4,235,844
Total future minimum lease payments	$11,663,803
Less: imputed interest	(2,257,098)
Total	$9,406,705

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

11. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (1,002,848 and 1,042,848 shares at December 31, 2021 and 2020, respectively) are reserved for the share-for-share conversion rights of the Class B common stock, stock options under the Directors Plans, conversion rights of the Convertible Promissory Note and available warrants. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $0.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

12. STOCK COMPENSATION

The Company's 2013 Omnibus Equity Plan (the “Plan”) was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. Under the Plan, 150,000 Class A Common Shares were initially reserved for issuance. The Plan was materially revised in 2019 to increase the maximum number of the Company’s Class A Common Shares, without par value, available for issuance to 400,000, providing an additional 250,000 Class A Common Shares under the Plan. This change to the Plan was approved in connection with the Company’s 2019 Annual Meeting of Shareholders. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. The Company granted 23,700 and 17,250 restricted stock awards under the Plan during the fiscal years ended December 31, 2021 and December 31, 2020, respectively. Approximately 271,000 Class A Common Shares remain available for issuance under the Plan.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), provided for the automatic grant of options to purchase up to 5,000 shares of Class A Common Stock over a three-year period to members of the Board of Directors who were not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans were fully exercised as of December 31, 2021. Non-cash compensation expense related to stock option plans was $8,775 and $0 for the years ended December 31, 2021 and December 31, 2020, respectively.

A summary of the Company's stock option activity for the years ended December 31, 2020 and December 31, 2021 is as follows:

	CLASS A STOCK OPTIONS
	SHARES	EXERCISE PRICE

Balance as January 1, 2020	3,000
Options exercised	1,000	$0.00
Balance at December 31, 2020	2,000
Options exercised	2,000	$4.39
Balance at December 31, 2021	-

Non-cash compensation expense related to stock option plans was $429,344 and $296,899 for the years ended December 31, 2021 and December 31, 2020, respectively.

	Year December 31, 2021	Year December 31, 2020

Class A shares issued to Directors and employees related to stock compensation plans	23,700	17,250
Non-cash stock compensation expense	$429,344	$296,899

A summary of the Company's Treasury stock acquired for the years ended December 31, 2020 and December 31, 2021 is as follows:

	TREASURY SHARES
	CLASS A	CLASS B

Balance as January 1, 2020	37,208	182,435
Share repurchase	2,259	-
Balance at December 31, 2020	39,467	182,435
Share repurchase	2,377	-
Balance at December 31, 2021	41,844	182,435

13. INCOME TAXES

A reconciliation of the provision of income taxes to the statutory federal income tax rate is as follows:

	Year December 31, 2021	Year December 31, 2020

Income Before Provision for Income Taxes	$7,362,942	$7,475,241
Statutory rate	21%	21%
Tax at statutory rate	1,546,218	1,569,801
State taxes, net of federal benefit	560,080	336,654
Permanent differences	(397,016)	18,715
Return to Provision Adjustments	362	(289,316)
Provision for income taxes	$1,709,644	$1,635,854

Deferred tax assets (liabilities) consist of the following:

	December 31, 2021	December 31, 2020

Inventories	$190,588	$179,171
Bad debts	5,549	5,009
Accrued liabilities	373,932	48,812
Prepaid expense	(210,244)	(92,571)
Depreciation and amortization	(3,638,314)	(2,757,740)
Research and development and other credit carryforwards	450,377	451,247
Right of use lease accounting	4,860	47,351
Directors stock option plan	185,201	161,212
Total deferred tax liability	(2,638,051)	(1,957,509)
Valuation allowance	(47,319)	(47,319)
Reserve for uncertain tax positions	(590,000)	(425,000)
Total reserves & allowances	(637,319)	(472,319)
Net deferred tax liability, net of reserves	$(3,275,370)	$(2,429,828)

Valuation Allowance
The Company has a valuation allowance for deferred tax assets based upon certain credits that may not be fully utilized in the future. The Company believes the valuation allowance of $47 thousand and $47 thouand at December 31, 2021 and 2020, respectively, is adequate.

Reserve for Uncertain Tax Positions
The Company has a reserve of unrecognized tax benefits related to exposures in accordance with ASC 740. The Company believes the valuation allowance of $0.6 million and $0.4 million at December 31, 2021 and 2020, respectively, is adequate. Due to the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Tax Credits and Net Operating losses:

At December 31, 2021, the Company has state net operating losses (NOLs) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	State NOLs	R& D & Other Credits
2022	-	3,000
2023	-	3,000
2024	-	3,000
2025	-	3,000
2026	-	3,000
2027	-	3,000
2028	-	3,000
2029	191,519	3,000
2030	414,231	3,000
2031	641,229	3,000
2032	-	3,000
2033	532,837	3,000
2034	285,607	3,000
2035	-	-
2036	-	-
2037 and beyond	-	-
	$2,065,423	$39,000

14.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	2021	2020

Net Income Per Common Share - Basic
Income available to common stockholders	$5,653,298	$5,839,387
Weighted Average Shares of Common Stock Outstanding	3,405,061	3,319,731

Net Income Per Common Share - Basic	$1.66	$1.76

Effect of Dilutive Securities
Weighted Average Shares of Common Stock Outstanding - Basic	3,405,061	3,319,731
Options and warrants under convertible note	-	822
Weighted Average Shares of Common Stock Outstanding - Diluted	3,405,061	3,320,553

Net Income Per Common Share – Diluted
Income available to common stockholders	$5,653,298	$5,839,387
Weighted Average Shares of Common Stock Outstanding - Diluted	3,405,061	3,320,553

Net Income Per Common Share - Diluted	$1.66	$1.76

Included in the computation of diluted earnings for the year ended December 31, 2020 were options of 1,000 shares Class A common stock. There were no options included in the computation of diluted earnings for the year ended December 31, 2021.

15.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plans covering all full-time employees. Company contributions for each of these plans, including matching of employee contributions, are at the Company's discretion.

For the years ended December 31, 2021 and December 31, 2020, the Company made matching contributions to the plans in the amount of $86,541 and $97,322 respectively. Komtek Forge makes pension contributions to the United Steelworkers pension fund on behalf of its employees. These contributions amounted to $80,331 for the year ended December 31, 2021. The Company does not provide any other postretirement benefits to its employees.

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

MPI manufactures and distributes industrial hoses used by the recreational boating industry and has one operating location in Cleveland, Ohio. Purchase price was assigned to the book value of the net assets acquired with the excess over the book value assigned to intangible assets and goodwill and has been allocated to the following accounts:

Cash Consideration Transferred	$9,400,000

Accounts Receivable	$771,088
Inventory	2,918,255
Fixed Assets	29,581
Prepaid and Other Assets	53,397
Intangible Asset: Trademark	1,590,000
Intangibles Asset: Customer List	2,730,000
Goodwill	1,714,108
Total Assets Acquired	$9,806,429

Accrued Expense	406,429
Total Liabilities Assumed	$406,429

Total Fair Value	$9,400,000

Acquisition transaction costs incurred were:	$110,548

Goodwill and Intangible Assets

Goodwill has an assigned value of $1.7 million and represents the expected synergies generated by combining the operations of MPI and the Company. The Company sells hoses to customers in the Industrial and Transportation Products segment and the acquisition of MPI allows the Company to expand into a new hose market segment. Intangible asset, trademark has an assigned value of $1.6 million which represents the expected value of the MPI trade name in the market. Intangible asset, customer list has an assigned value of $2.7 million which represents the expected value of the list of the customers of MPI to the Company.

Effective January 15, 2021, the Company completed the acquisition of all of the issued and outstanding membership interests of KT Acquisition LLC (dba Komtek Forge, “Komtek”), a Massachusetts limited liability company and supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics. alternative energy, petrochemical, and defense industries, pursuant to a Membership Interest Purchase Agreement entered into as of January 15, 2021. The Company acquired Komtek in consideration of the payment by the Company of an aggregate purchase price of $3.6 million, subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Membership Interest Purchase Agreement, which was comprised of cash, the issuance of 60,000 Class A common shares of the Company and the assumption of certain specified liabilities of the seller.

Cash Consideration Transferred	$840,551
Assumed Debt	1,753,757
Fair Value of Stock Consideration	1,059,000
Total Consideration	$3,653,308

Cash	$75,701
Accounts Receivable	1,502,713
Inventory	1,595,859
Fixed Assets	434,197
Prepaid and Other Assets	280,258
Goodwill	832,306
Total Assets Acquired	$4,721,034

Accounts Payable	$843,817
Accrued Expense	223,909
Total Liabilities Assumed	$1,067,726

Total Fair Value	$3,653,308

Acquisition transaction costs incurred were:	$147,400

Goodwill

Goodwill has an assigned value of $0.8 million and represents the expected synergies generated by combining the operations of Komtek and the Company. The Company purchases forgings to manufacture products for customers in the Industrial and Transportation Products segment and the Komtek acquisition strengthens the Company’s supply chain.

Effective March 1, 2021, MTA Acquisition Company, LLC, a Delaware limited liability company (“Global-Tek Colorado”) and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the membership interests of Global-Tek-Manufacturing LLC, a Puerto Rico limited liability company and specialist in machining parts from wrought, rounds, castings or extrusions and providing in house anodizing and other finishing and assembly operations and substantially all of the assets of Machining Technology L.L.C., a Colorado limited liability company with CNC machining capability, pursuant to a Membership Interest and Asset Purchase Agreement entered into March 2, 2021 and effective as of March 1, 2021. The stock and assets were transferred and assigned to MTA in exchange for approximately $4.9 million in cash and the repayment of remaining outstanding indebtedness and transaction costs totaling $1.5 million, subject to customary post-closing adjustments. The Purchase Agreement also includes a post-closing “earnout” that provides for up to an aggregate of $1.5 million in additional consideration to the certain sellers (up to $750,000 per year) if specified performance targets are met in the two years following closing. If earned, the additional consideration is payable in cash or, at the election of each such seller, in Company common shares up to a maximum aggregate amount of 61,475 shares.

Cash Consideration Transferred	$4,913,530
Seller Transaction Costs and Repayment of Indebtedness	1,490,222
Total Consideration	$6,403,752

Accounts Receivable	$1,058,459
Inventory	173,202
Fixed Assets	3,233,073
Prepaid and Other Assets	1,036
Intangible Asset: Trademark	1,162,000
Intangibles Asset: Customer List	1,041,000
Goodwill	2,066,461
Total Assets Acquired	$8,735,231

Accounts Payable	$473,119
Accrued Payroll and Other Expense	214,879
Deferred Tax Liability	143,481
Contingent Liability	1,500,000
Total Liabilities Assumed	$2,331,479

Total Fair Value	$6,403,752

Acquisition transaction costs incurred were:	$190,007

Goodwill and Intangible Assets

Goodwill has an assigned value of $2.1 million and represents the expected synergies generated by combining the operations of Global-Tek Colorado, Global-Tek-Manufacturing LLC and the Company. The Company utilizes machined parts for customers in the Industrial and Transportation Products segment and the acquisition of Global-Tek Colorado and Global-Tek-Manufacturing allows the Company to strengthen its supply chain. Intangible asset, trademark has an assigned value of $1.2 million which represents the expected value of the Global-Tek trade name in the market. Intangible asset, customer list has an assigned value of $1.0 million which represents the expected value of the list of the customers of Global-Tek to the Company.

Contingent Consideration

Global-Tek has a contingent consideration of $1.5 million as of the acquisition date which represents $750 thousand of additional consideration per year for a period of two years following the acquisition date if specified performance targets are met.  The additional consideration will be earned if Global-Tek achieves specified profitability targets and is payable either in cash or in common shares of the Company up to an aggregate maximum amount of 61,475 shares. The range of estimates for the outcome of the contingent consideration is between $0 and approximately $1.5 million. The maximum amount of the payment is the greater of the value of 61,475 common shares of the Company and $1.5 million.

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

Assumption of Indebtedness	$287,359

Accounts Receivable	$79,843
Inventory	67,254
Intangible Assets: Customer List	413,589
Total Assets Acquired	$560,686

Accounts Payable	$273,327
Total Liabilities Assumed	$273,327

Total Fair Value	$287,359

Acquisition transaction costs incurred were:	$36,204

Intangible Assets

Intangible asset, customer list has an assigned value of $0.4 million which represents the expected value of the list of the customers of Emergency Hydraulics to the Company.

The following includes the revenue and net income of the acquired entities, as though each of the business combinations that occured during the current year had occured as of January 1, 2020.

	Twelve Months Ended December 31, 2021
	Acquired Entities	All Other Entites	Consolidated Pro Forma
Sales	$41,776,303	$65,156,011	$106,932,314
Net Income	$3,567,944	$2,358,752	$5,926,696

	Twelve Months Ended December 31, 2020
	Acquired Entities	All Other Entities	Consolidated Pro Forma
Sales	$32,893,573	$68,675,624	$101,569,197
Net Income	$1,927,056	$4,739,740	$6,666,796

17. SEGMENT AND RELATED INFORMATION

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

Commercial Air Handling Equipment:
The Commercial Air Handling Equipment segment was added June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions.  Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels.  CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, and TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles.

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Twelve Months Ended December 31, 2021
	Commercial Air Handling Equipment	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$38,018,412	$66,143,815	$-	$104,162,227
Gross Profit	$7,749,628	$14,162,131	$706	$21,912,465
Operating Income	$3,065,156	$4,519,290	$(594,194)	$6,990,252
Pretax Income	$3,071,119	$4,209,308	$82,515	$7,362,942
Net Income (Loss)	$2,303,339	$3,468,366	$(118,407)	$5,653,298

	Twelve Months Ended December 31, 2020 (1)
	Commercial Air Handling Equipment	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$41,243,413	$43,826,487	$-	$85,069,900
Gross Profit	$10,216,587	$8,714,703	$-	$18,931,290
Operating Income	$5,313,487	$2,008,958	$130,008	$7,452,453
Pretax Income	$5,750,226	$1,298,632	$696,383	$7,745,241
Net Income	$4,312,669	$1,004,430	$522,288	$5,839,387

(1)   Segment information for the twelve months ended December 31, 2020 has been restated to reflect the change in reportable segments.

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended December 31, 2021	Year Ended December 31, 2020

United States of America	$102,678,670	$83,992,635
Puerto Rico	619,625	601,232
Mexico	309,978	-
Canada	292,927	388,531
Other	261,027	87,502
	$104,162,227	$85,069,900

All export sales to foreign countries are made in US Dollars.

18. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the years ended December 31, 2021 and 2020. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	Year Ended December 31, 2021
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021

Sales	$23,994,004	$26,449,885	$26,397,857	$27,320,481
Gross Profit	6,002,921	5,780,290	5,397,709	4,371,546
Operating Income	2,325,460	2,119,797	1,868,781	676,214
Net Income	3,143,417	1,247,305	1,197,877	64,698
Net Income per Common Share:
Basic	$0.93	$0.37	$0.35	$0.02
Diluted	$0.93	$0.37	$0.35	$0.02

	Year Ended December 31, 2020
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020

Sales	$25,281,574	$18,576,588	$21,277,797	$19,933,941
Gross Profit	6,208,143	3,499,039	4,852,417	4,371,691
Operating Income	3,138,149	530,520	2,126,417	1,657,368
Net Income	2,075,570	228,837	1,426,090	2,108,890
Net Income per Common Share:
Basic	$0.63	$0.07	$0.43	$0.63
Diluted	$0.63	$0.07	$0.43	$0.63

19. SUBSEQUENT EVENTS

Effective January 10, 2022, Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation (the “Company”), completed the acquisition (the “Reverso Transaction”) of substantially all the assets of Reverso Pumps, Inc., a Florida corporation and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Reverso”), pursuant to an Asset Purchase Agreement (the “Reverso Asset Purchase Agreement”) entered into and effective January 10, 2022 by and among Reverso Pumps, the Seller, the seller parties named therein and the Seller Parties’ representatives named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Reverso Pumps in exchange for approximately $2.5 million in cash, subject to customary post-closing adjustments.

Additionally, effective on January 10, 2022, Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, completed the acquisition (the “Separ Transaction,” and with the Reverso Transaction, the “Transactions”) of substantially all the assets of Separ of the Americas, LLC, a Florida limited liability company and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Separ”) pursuant to an Asset Purchase Agreement (the “Separ Asset Purchase Agreement,” and together with the Reverso Asset Purchase Agreement, the “Purchase Agreements”) by and among Separ America, the Seller, the seller parties named therein and the Seller Parties’ representative named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Separ America in exchange for approximately $1.5 million in cash, subject to customary post-closing adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2021, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness described below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as required by Rule 13a-15(c) of the Exchange Act. In making this evaluation, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the following material weakness in internal control over financial reporting at the Company’s subsidiary CAD Enterprises Inc. (“CAD”) existed as of December 31, 2020 and continued to exist as of December 31, 2021:

●

CAD did not maintain effective controls over the costing of its work-in-process inventory. Specifically, CAD did not consistently assign, input and record raw material costs and direct labor time with respect to work-in-process jobs. Also, CAD’s accounting systems are not designed to readily determine work-in-process inventory balances or variances between finished goods pricing and manufacturing costs.

In addition, management concluded that the following material weakness in internal control over financial reporting at the Company’s subsidiaries MPI Products, Inc. (“MPI”) and Federal Hose Manufacturing LLC (“Federal Hose”) existed as of December 31, 2021:

●	MPI and Federal Hose did not maintain effective controls over the reconciliation of cash. Specifically, MPI and Federal Hose did not perform bank reconciliations on a regular basis.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent a material weakness in internal control over financial reporting and the Company’s internal control over financial reporting is not effective as of December 31, 2021.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ B. E. Powers

B. E. Powers
Chief Executive Officer

/s/ J. P. Daly

J. P. Daly
Chief Financial Officer

April 13, 2022

REMEDIATION OF THE MATERIAL WEAKNESS

The Company is in the process of remediating the material weakness in order to strengthen internal controls at CAD, MPI and Federal Hose. The remediation plan includes the following:

• Hiring and training additional qualified personnel, including a new controller of CAD and a new controller of MPI and Federal Hose;

• Enhancing the timeliness, formality and rigor of CAD’s process for costing work-in-process inventory, including its process for assigning, inputting, recording and reviewing raw material costs and other standard costs;

• Enhancing CAD’s training of employees with respect to appropriately and consistently recording direct labor time;

• Implementing a new accounting system at CAD that has certain built-in internal controls; and

• Enhancing the training of financial personnel at MPI and Federal Hose, and the timeliness, formality and rigor of processes at MPI and Federal Hose with respect to regular reconciliation of cash accounts with bank statements.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.

The Company has historically operated under informal ethical guidelines, under which the Company's principal executive, financial, and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization and has adopted a written Code of Ethics for the Chief Executive Officer and Chief Financial Officer. In addition, the Company adopted and the Board of Directors approved a written Code of Ethics and Business Conduct for all officers and employees, which is available on the Company’s website at www.crawfordunited.com under “Investor Relations”. The Company also implemented a system to address the "Whistle Blower" provision of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders," "Share Ownership of Directors and Officers" and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14, which includes the fees of the Company’s principal accountants, Meaden & Moore, Ltd. (PCAOB ID 00314), located in Cleveland, Ohio, is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

2.1(h)

Asset Purchase Agreement dated January 10, 2022, by and among Crawford REV Acquisition Company LLC and the Reverso Seller Parties (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 13, 2022).

2.1(h)

Asset Purchase Agreement dated January 10, 2022, by and among Crawford SEP Acquisition Company LLC and the Separ Seller Parties (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on January 13, 2022).

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
10(a)

Hickok Incorporated 2010 Outside Directors Stock Option Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its 2010 annual meeting of shareholders as filed with the Commission on January 26, 2010).**

10(b)

Revolving Credit Agreement, dated June 3, 2016 between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

10(c)

Revolver Credit Promissory Note, dated June 3, 2016, between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

10(d)

Revolving Credit Promissory Note, dated June 27, 2016, between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 30, 2016).

10(e)

First Amendment to Promissory Note entered into as of July 5, 2018 between Hickok Incorporated and First Francis Company, Inc. with respect to Promissory Note in the original principal amount of $2,000,000. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on July 11, 2018).

10(f)

First Amendment to Promissory Note entered into as of July 5, 2018 between Hickok Incorporated and First Francis Company, Inc. with respect to Promissory Note in the original principal amount of $2,768,662. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K filed with the Commission on July 11, 2018).

10(g)	Amended and Restated 2013 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 14, 2019).
10(h)

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

11	Computation of Net Income Per Common Share.
14	Crawford United Corporation Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE* 104	Inline XBRL Taxonomy Extension Presentation Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

CRAWFORD UNITED CORPORATION By: /s/ Brian E. Powers Brian E. Powers President and Chief Executive Officer Date: April 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 13th day of April 2022:

SIGNATURE:	TITLE

/s/ Brian E. Powers	President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)
/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Financial and Accounting Officer)

/s/ Edward F. Crawford	Chairman
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

/s/ James W. Wert	Director
James W. Wert

/s/ Luis E. Jimenez	Director
Luis E. Jimenez

CRAWFORD UNITED CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2020
Reserve for doubtful accounts	$18,325	$1,648	-	$19,973
Reserve for inventory obsolescence	250,606	64,739	-	315,345
Reserve for product warranty	302,486	253,461	(350,947)	205,000
Valuation allowance for deferred taxes	47,319	-	-	47,319
Reserve for uncertain tax positions	$395,000	$30,000	$-	$425,000

Year Ended December 31, 2021
Reserve for doubtful accounts	$19,973	$55,957	-	$75,930
Reserve for inventory obsolescence	315,345	137,262	-	452,607
Reserve for product warranty	205,000	190,097	(364,714)	30,383
Valuation allowance for deferred taxes	47,319	-	-	47,319
Reserve for uncertain tax positions	$425,000	$165,000	$-	$590,000