Form 10-Q
period 2022-03-31
CRAWFORD UNITED Corp
filed 2022-05-13
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2022

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

As of April 30, 2022, 2,708,777 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,398,214	$1,494,415
Accounts receivable less allowance for doubtful accounts	23,366,493	18,387,744
Contract assets	2,233,467	2,111,057
Inventories-less allowance for obsolete inventory	16,750,211	16,585,437
Investments	1,693,129	1,518,244
Refundable tax asset	1,131,244	1,316,595
Prepaid expenses and other current assets	1,284,963	1,112,068
Total Current Assets	49,857,721	42,525,560
Property, plant and equipment, net	15,404,805	15,609,202
Operating right of use asset, net	9,157,599	8,998,776
OTHER ASSETS:
Goodwill	15,612,954	14,404,618
Intangibles, net of accumulated amortization	10,317,334	9,336,564
Other non-current assets	105,643	88,591
Total Non-Current Other Assets	26,035,931	23,829,773
Total Assets	$100,456,056	$90,963,311

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$2,946,885	$2,946,885
Bank debt – current	1,111,111	1,444,444
Leases payable – current	1,645,264	1,241,681
Accounts payable	13,147,038	11,460,364
Unearned revenue	4,442,763	2,881,535
Contingent liability – short term	750,000	750,000
Accrued expenses	2,974,350	3,136,690
Total Current Liabilities	27,017,411	23,861,599
LONG-TERM LIABILITIES:
Notes payable	3,542,686	4,275,377
Bank debt	21,556,354	16,175,436
Leases payable	7,775,861	7,985,628
Contingent liability – long-term	750,000	750,000
Deferred income taxes	3,275,370	3,275,370
Total Long-Term Liabilities	36,900,271	32,461,811
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,752,987 issued at March 31, 2022 and 2,720,787 issued at December 31, 2021	6,292,130	5,393,823
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at March 31, 2022 and December 31, 2021	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,046,822)	(1,981,113)
Class A common shares – 44,210 shares held at March 31, 2022 and 41,844 shares held at December 31, 2021
Class B common shares – 182,435 shares held at March 31, 2022 and December 31, 2021
Retained earnings	29,085,643	28,019,768
Total Stockholders' Equity	36,538,374	34,639,901
Total Liabilities and Stockholders' Equity	$100,456,056	$90,963,311

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
	2022	2021
Total Sales	$31,002,746	$23,994,004
Cost of Sales	24,636,341	17,991,083
Gross Profit	6,366,405	6,002,921
Operating Expenses:
Selling, General and administrative expenses	4,969,084	3,677,461
Operating Income	1,397,321	2,325,460
Other (Income) and Expenses:
Interest charges	261,016	218,618
Realized (gain) on investments	-	(152,761)
Unrealized (gain) on investments	(174,885)	(233,644)
PPP loan forgiveness	-	(1,453,837)
Other (income) expense, net	(329,901)	278,125
Total Other (Income) and Expenses	(243,758)	(1,343,499)
Income before Provision for Income Taxes	1,641,091	3,668,959
Provision for Income Taxes	575,216	525,542
Net Income	$1,065,875	$3,143,417
Net Income Per Common Share - Basic	$0.31	$0.93
Net Income Per Common Share - Diluted	$0.31	$0.93
Weighted Average Shares of Common Stock Outstanding
Basic	3,433,995	3,392,839
Diluted	3,433,995	3,393,720

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL
Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	46,725	-	-	-	-	46,725
Stock awards	382,619	-	-	-	-	382,619
Stock option exercise	8,774	-	-	-	-	8,774
Acquisition	1,059,000	-	-	-	-	1,059,000
Repurchase of shares	-	-	-	(43,061)	-	(43,061)
Net income	-	-	-	-	5,653,298	5,653,298
Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Share-based compensation expense	16,307	-	-	-	-	16,307
Stock awards	882,000	-	-	-	-	882,000
Repurchase of shares	-	-	-	(65,709)	-	(65,709)
Net income	-	-	-	-	1,065,875	1,065,875
Balance at March 31, 2022	$6,292,130	$1,465,522	$1,741,901	$(2,046,822)	$29,085,643	$36,538,374

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B
Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock awards	23,700	-	-	-	23,700	-
Stock option exercise	2,000	-	-	-	2,000	-
Acquisition	60,000	-	-	-	60,000
Stock conversion	40,000	(40,000)	-	-	40,000	(40,000)
Share repurchase	-	-	2,377	-	(2,377)	-
Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock Awards	32,200	-	-	-	32,200	-
Share repurchase	-	-	2,366	-	(2,366)	-
Balance at March 31, 2022	2,752,987	914,283	44,210	182,435	2,708,777	731,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Income	$1,065,875	$3,143,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	932,003	724,641
Unrealized gain on investments in equity securities	(174,885)	(233,644)
Forgiveness of PPP loan	-	(1,453,837)
Non-cash share-based compensation expense	898,307	329,628
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(4,506,870)	(967,662)
Decrease (Increase) in inventories	1,184,341	(319,455)
Decrease (Increase) in contract assets	(122,410)	(165,696)
Decrease (Increase) in prepaid expenses & other assets	(142,314)	268,510
Increase (Decrease) in accounts payable	1,144,315	(633,307)
Increase (Decrease) in accrued expenses	187,137	912,024
Increase (Decrease) in unearned revenue	1,561,228	(142,261)
Total adjustments	960,852	(1,681,059)
Net Cash Provided by Operating Activities	$2,026,727	$1,462,358
Cash Flows from Investing Activities
Cash paid for business acquisitions	(4,203,734)	(7,081,277)
Sale of equity securities	-	123,069
Capital expenditures	(151,436)	(827,184)
Net Cash (Used in) Investing Activities	$(4,355,170)	$(7,785,392)
Cash Flows from Financing Activities
Payments on notes	(732,691)	(562,500)
Payments on bank debt	(933,333)	(1,352,833)
Borrowings on bank debt	5,963,975	6,926,301
Share repurchase	(65,709)	(41,033)
Net Cash Provided by Financing Activities	$4,232,242	$4,969,935
Net Increase (decrease) in cash and cash equivalents	1,903,799	(1,353,099)
Cash and cash equivalents at beginning of period	1,494,415	6,194,276
Cash and cash equivalents at end of period	$3,398,214	$4,841,177
Supplemental disclosures of cash flow information
Interest Paid	$202,777	$153,995
Supplemental disclosures of noncash financing activity
Forgiveness of PPP loan	$-	1,453,837
Supplemental disclosures of noncash investing activity
Issuance of Class A common shares in business acquisition	$-	1,059,000

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

During the three-month period ended March 31, 2022, there have been no changes to our significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

New Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for smaller reporting companies beginning after December 15, 2022.The Company is in the process of analyzing the impact to its financial statements.

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $13,409 and $75,930 at March 31, 2022 and December 31, 2021, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	March 31, 2022	December 31, 2021
Raw materials and component parts	$3,390,216	$3,904,865
Work-in-process	4,019,377	3,949,647
Finished products	9,776,688	9,183,532
Total inventory	$17,186,281	$17,038,044
Less: inventory reserves	436,070	452,607
Net inventory	$16,750,211	$16,585,437

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

For the identified reporting units, impairment testing was performed as of December 31, 2021 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated the fair value exceeded carrying value for all reporting units tested. As a result of the impairment testing performed as of December 31, 2021, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated their assessment during the first quarter of fiscal 2022 and validated the assumptions used in the analyses performed as of December 31, 2021 and determined that the resulting conclusions remained appropriate as of March 31, 2022.

Goodwill increased by $1.2 million from $14.4 million at December 31, 2021 to $15.6 million at March 31, 2022. The increase in Goodwill was driven by the addition of $1.4 million of Goodwill related to the acquisition of Reverso Pumps and Separ America in the Industrial and Transportation Products segment in the quarter, partially offset by a decrease of $0.2 million related to a purchase accounting adjustment to Goodwill for Global-Tek and Global-Tek Colorado, also in the Industrial and Transportation Products segment.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	March 31, 2022	December 31, 2021
Customer list intangibles	$9,241,000	$8,741,000
Non-compete agreements	200,000	200,000
Trademarks	4,399,149	3,599,149
Total intangible assets	13,840,149	12,540,149
Less: accumulated amortization	3,522,815	3,203,585
Intangible assets, net	$10,317,334	$9,336,564

Amortization of intangibles assets was: $319,230 and $205,924 for the three months ended March 31, 2022 and 2021, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	March 31, 2022	December 31, 2021
Land	$231,034	$231,034
Buildings and improvements	3,164,362	2,961,431
Machinery & equipment	21,739,595	21,612,759
Total property, plant & equipment	25,134,991	24,805,224
Less: accumulated depreciation	9,730,186	9,196,022
Property plant & equipment, net	$15,404,805	$15,609,202

Depreciation expense was $595,833 and $508,937 for the three months ended March 31, 2022 and 2021, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are summarized in the table below:

	BALANCE AT BEGINNING OF YEAR	ACQUISITIONS, DISPOSITIONS AND SETTLEMENTS	UNREALIZED GAINS (LOSSES) INCLUDED IN EARNINGS	REALIZED GAINS INCLUDED IN EARNINGS	BALANCE AT END OF PERIOD
December 31, 2021	$1,534,400	$19,698	$(188,615)	$152,761	$1,518,244

Year-to-date March 31, 2022	1,518,244	-	174,885	-	1,693,129

Investments by fair value level in the hierarchy as of March 31, 2022 and December 31, 2021 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of March 31, 2022	$1,693,129	$-	$-	$1,693,129
Common stock as of December 31, 2021	$1,518,244	$-	$-	$1,518,244

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

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for LIBOR loans. The maturity date of the revolving facility is  June 1, 2024. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio. LIBOR is a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments. Financial institutions are discontinuing the use of LIBOR and adopting alternative reference rates including the Federal Reserve Bank of New York’s Secured Overnight Financing Rate (SOFR).

Bank debt balances consist of the following:

	March 31, 2022	December 31, 2021
Term debt	$1,111,111	$1,444,444
Revolving debt	21,675,468	16,311,493
Total Bank debt	22,786,579	17,755,937
Less: current portion	1,111,111	1,444,444
Non-current bank debt	21,675,468	16,311,493
Less: unamortized debt costs	119,114	136,057
Net non-current bank debt	$21,556,354	$16,175,436

The Company had $8.3 million and $13.7 million available to borrow on the revolving credit facility at March 31, 2022 and December 31, 2021, respectively.

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

Notes payable consists of the following:

	March 31, 2022	December 31, 2021
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	$3,114,571	$3,284,762
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the Loudermilks, payable in quarterly installments beginning September 30, 2018.	3,375,000	3,937,500
Total notes payable	6,489,571	7,222,262
Less current portion	2,946,885	2,946,885
Notes payable – non-current portion	$3,542,686	$4,275,377

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$9,157,599	$8,998,776

Other current liabilities	1,645,264	1,241,681
Operating lease liabilities	7,775,861	7,985,628
Total operating lease liabilities	$9,421,125	$9,227,309
Weighted Average Remaining Lease Term
Operating Leases (in years)	9.0	9.0
Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,

	2022	2021
Earnings Per Share - Basic
Net Income	$1,065,875	$3,143,417
Weighted average shares of common stock outstanding - Basic	3,433,995	3,392,839
Earnings Per Share - Basic	$0.31	$0.93
Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,433,995	3,392,839
Warrants, Options and Convertible Notes	-	881
Weighted average shares of common stock -Diluted	3,433,995	3,393,720
Earnings Per Share - Diluted	$0.31	$0.93

12. ACQUISITIONS

Effective January 15, 2021, the Company completed the acquisition of all of the issued and outstanding membership interests of KT Acquisition LLC (dba Komtek Forge, “Komtek”), a Massachusetts limited liability company and supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics. alternative energy, petrochemical, and defense industries, pursuant to a Membership Interest Purchase Agreement entered into as of January 15, 2021. The Company acquired Komtek in consideration of the payment by the Company of an aggregate purchase price of $3.7 million, subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Membership Interest Purchase Agreement, which was comprised of cash, the issuance of 60,000 Class A common shares of the Company and the assumption of certain specified liabilities of the seller.

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

Effective March 1, 2021, MTA Acquisition Company, LLC, a Delaware limited liability company (“Global-Tek Colorado”) and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the membership interests of Global-Tek-Manufacturing LLC, a Puerto Rico limited liability company and specialist in machining parts from wrought, rounds, castings or extrusions and providing in house anodizing and other finishing and assembly operations and substantially all of the assets of Machining Technology L.L.C., a Colorado limited liability company with CNC machining capability, pursuant to a Membership Interest and Asset Purchase Agreement entered into March 2, 2021 and effective as of March 1, 2021. The stock and assets were transferred and assigned to MTA in exchange for approximately $4.9 million in cash and the repayment of remaining outstanding indebtedness and transaction costs totaling $1.4 million, subject to customary post-closing adjustments. The Purchase Agreement also includes a post-closing “earnout” that provides for up to an aggregate of $1.5 million in additional consideration to the certain sellers (up to $750,000 per year) if specified performance targets are met in the two years following closing. If earned, the additional consideration is payable in cash or, at the election of each such seller, in Company common shares up to a maximum aggregate amount of 61,475 shares.

Cash Consideration Transferred	$4,926,035
Seller Transaction Costs and Repayment of Indebtedness	1,398,394
Total Consideration	$6,324,429

Accounts Receivable	$1,058,460
Inventory	173,202
Fixed Assets	3,233,073
Prepaid and Other Assets	189,214
Intangibles Asset: Trademark	1,162,000
Intangible Asset: Customer Lit	1,041,000
Goodwill	1,896,607
Total Assets Acquired	$8,753,556

Accounts Payable	$473,119
Accrued Payroll and Other Expense	456,008
Contingent Liability	1,500,000
Total Liabilities Assumed	$2,429,127

Total Fair Value	$6,324,429

Acquisition transaction costs incurred were:	$190,007

Goodwill and Intangible Assets

Goodwill has an assigned value of $1.9 million and represents the expected synergies generated by combining the operations of Global-Tek Colorado, Global-Tek-Manufacturing LLC and the Company. The Company utilizes machined parts for customers in the Industrial and Transportation Products segment and the acquisition of Global-Tek Colorado and Global-Tek-Manufacturing allows the Company to strengthen its supply chain. Intangible asset, trademark has an assigned value of $1.2 million which represents the expected value of the Global-Tek trade name in the market. Intangible asset, customer list has an assigned value of $1.0 million which represents the expected value of the list of the customers of Global-Tek to the Company.

Contingent Consideration

Global-Tek has a contingent consideration of $1.5 million as of the acquisition date which represents $750 thousand of additional consideration per year for a period of two years following the acquisition date if specified performance targets are met. The additional consideration will be earned if Global-Tek achieves specified profitability targets and is payable either in cash or in common shares of the Company up to an aggregate maximum amount of 61,475 shares. The range of estimates for the outcome of the contingent consideration is between $0 and approximately $1.5 million. The maximum amount of the payment is the greater of the value of 61,475 common shares of the Company and $1.5 million. The first year performance target has been achieved by Global-Tek and is expected to be paid out in the second quarter of 2022 in the amount of $750 thousand.

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

Assumption of Indebtedness	$287,359

Accounts Receivable	79,843
Inventory	67,254
Intangible Assets: Customer List	478,649
Total Assets Acquired	$625,746

Accounts Payable	$338,387
Total Liabilities Assumed	$273,327
Total Fair Value	$287,359
Acquisition transaction costs incurred were:	$36,204

Intangible Assets

Intangible asset, customer list has an assigned value of $0.5 million which represents the expected value of the list of the customers of Emergency Hydraulics to the Company.

Effective January 10, 2022, Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation (the “Company”), completed the acquisition (the “Reverso Transaction”) of substantially all the assets of Reverso Pumps, Inc., a Florida corporation and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Reverso”), pursuant to an Asset Purchase Agreement (the “Reverso Asset Purchase Agreement”) entered into and effective January 10, 2022 by and among Reverso Pumps, the Seller, the seller parties named therein and the Seller Parties’ representatives named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Reverso Pumps in exchange for approximately $2.6 million in cash, subject to customary post-closing adjustments.

Additionally, effective on January 10, 2022, Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, completed the acquisition (the “Separ Transaction,” and with the Reverso Transaction, the “Transactions”) of substantially all the assets of Separ of the Americas, LLC, a Florida limited liability company and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Separ”) pursuant to an Asset Purchase Agreement (the “Separ Asset Purchase Agreement,” and together with the Reverso Asset Purchase Agreement, the “Purchase Agreements”) by and among Separ America, the Seller, the seller parties named therein and the Seller Parties’ representative named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Separ America in exchange for approximately $1.6 million in cash, subject to customary post-closing adjustments.

Cash Consideration Transferred	$3,973,375
Seller Transaction Costs	230,359
Total Consideration	$4,203,734

Accounts Receivable	471,879
Inventory	1,349,115
Fixed Assets	255,000
Prepaid and Other Assets	47,632
Intangible Asset: Customer List & Trademark	1,300,000
Goodwill	1,378,191
Total Assets Acquired	$4,801,817

Accounts Payable	$542,359
Accrued Expense	55,724
Total Liabilities Assumed	$598,083
Total Fair Value	$4,203,734

Acquisition transaction costs incurred were:	$124,825

Goodwill

Goodwill has an assigned value of $1.4 million and represents the expected synergies generated by combining the operations of Reverso, Separ, and the Company. The Company sells marine hoses and related products and the acquisition of Reverso Pumps and Separ America will allow the Company to expand its offerings to customers in the strategically important marine and defense markets. Intangible assets, customer list and trademarks has an assigned value of $1.3 million which represents the expected value of the list of the customers and trademarks of Reverso Pumps and Separ America.

13. SEGMENT AND RELATED INFORMATION

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

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions. Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels. CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, and TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles. The company purchased substantially all of the assets of Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), in Davie, Florida on January 10, 2022. Reverso Pumps develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The company purchased substantially all of the assets of Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), in Davie, Florida on January 10, 2022. Separ America develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems.

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended March 31, 2022
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$11,557,874	$19,444,872	$-	$31,002,746
Gross Profit	2,629,657	3,736,748	-	6,366,405
Operating Income	1,562,344	1,281,985	(1,447,008)	1,397,321
Pretax Income	1,562,344	1,415,972	(1,337,225)	1,641,091
Net Income	1,117,076	946,234	(997,435)	1,065,875

	Three Months Ended March 31, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$8,765,099	$15,228,905	$-	$23,994,004
Gross Profit	2,230,821	3,772,100	-	6,002,921
Operating Income	1,045,631	1,751,443	(471,614)	2,325,460
Pretax Income	1,045,631	3,025,970	(402,642)	3,668,959
Net Income	784,224	2,660,019	(300,826)	3,143,417

14. SUBSEQUENT EVENTS

Effective on May 1, 2022, Knitting Machinery Company of America LLC (“Knitting Machinery”), a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, completed the acquisition (the “KMC Transaction,”) of substantially all the assets of KMC Corp. dba Knitting Machinery Corp. (KMC Corp.), a Delaware corporation and specialist in the manufacture of hose reinforcement machinery for the plastic, rubber and silicone industries (“KMC”), pursuant to an Asset Purchase Agreement entered into as of May 1, 2022 by and among Knitting Machinery, KMC, and Edward F. Crawford, Trustee of the Edward F. Crawford Second Restatement of Trust Dated March 2, 2001 (the “Equityholder” and with KMC, each a “Seller Party” and together the “Seller Parties”).

Knitting Machinery acquired the assets of KMC on a debt-free basis in exchange for $250,000 in chase (the "Cash Payment") and the issuance by the Company on behalf of Knitting Machinery a total of 38,462 of its Class A Common Shares (the "Shares") at an implied price of $26.00 per share to the Equityholer. The Cash Payment is subject to a total or partial refund to the extent KMC's earnings before interest, tax, depreciation and amortization (EBITDA) is not equal to or greater than the amount of the Cash Payment for the twelve-month period following the closing of the KMC Transaction.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2022 and December 31, 2021, results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The coronavirus (COVID-19) pandemic has disrupted our operations and affected our business, and may continue to do so, due to many factors, including imposition by government authorities of mandatory closures, work-from-home orders and social distancing protocols, increased employee absenteeism due to illness and/or quarantine requirements, and other restrictions that could materially adversely affect our ability to adequately staff and maintain our operation. The COVID-19 pandemic has also disrupted, and may continue to disrupt, our operations and facilities and to provide personal protective equipment for our employees. There may also be long-term negative effects on the economic well being of our customers and in the economies of affected countries. Even as government restrictions have been lifted and economies gradually reopened, the shape of the economic recovery remains uncertain and may continue to negatively impact our results of operations, cash flows and financial position in subsequent quarters.

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

The Company purchased substantially all of the operating assets of Emergency Hydraulics LLC, (“Emergency Hydraulics”) in Ocala, Florida on July 1, 2021.

The Company purchased substantially all of the operating assets of Reverso Pumps, Inc, (“Reverso Pumps”) and Separ of the Americas, LLC, (“Separ America”), both located in Davie, Florida on January 10, 2022.

Accordingly, in light of the timing of these transactions, the Company’s results for the quarter ended on March 31, 2022 include the added results of operations of Emergency Hydraulics, Reverso Pumps and Separ America in the Industrial and Transportation Products segment. Conversely, our results for the quarter ended March 31, 2021 do not include the results of operations of Emergency Hydraulics, Reverso Pumps and Separ America and also do not include a full quarter for Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment.

Results of Operations – Three Months Ended March 31, 2022 and 2021

Sales for the quarter ended March 31, 2022 (“current quarter”) increased to $31.0 million, an increase of approximately $7.0 million or 29% from sales of $24.0 million during the same quarter of the prior year. This increase in sales was primarily attributable to the impact of the acquisitions of Emergency Hydraulics, Reverso Pumps and Separ America in addition to a full quarter of earnings from Komtek, Global-Tek and Machining Technology.

Cost of sales for the current quarter was $24.6 million compared to $18.0 million, an increase of $6.6 million or 37% from the same quarter of the prior year.  Gross profit was $6.4 million in the current quarter compared to $6.0 million, an increase of $0.4 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was primarily attributable to the impact of the acquisitions of Emergency Hydraulics, Reverso Pumps and Separ America, in addition to a full quarter of earnings in 2022 from Komtek, Global-Tek and Machining Technology.

Selling, general and administrative expenses (SG&A) in the current quarter were $5.0 million, or 16% of sales, compared to $3.7 million, or 15% of sales in the first quarter of last year. Selling, general and administrative expenses increased as a percentage of sales due primarily to $0.9 million of stock awards that were granted in the current quarter compared to $0.3 million of stock awards during the same quarter of last year. An additional $0.5 million of Selling, general and administrative expenses in the current quarter were a result of the acquisitions of Reverso Pumps and Separ America, in addition to a full quarter of expenses in 2022 for Komtek, Global-Tek and Machining Technology.

Interest charges in the current quarter were approximately $0.3 million compared to $0.2 million in the same quarter of the prior year. The interest expense increased due to higher balances on the Company’s floating rate bank debt. Average total debt (including notes) and average interest rates for the current quarter were $29.0 million and 2.7% compared to $25.6 million and 3.0% in the same period of last year.

Other income, net was $0.5 million in the current quarter compared to $1.6 million of other income, net in the same quarter of the prior year.  The decrease in other income is primarily driven by the forgiveness of the Company’s $1.5 million in outstanding Payroll Protection Loans (“PPP Loans”) in full by the U.S. Small Business Administration in accordance with the terms of the CARES Act in the first quarter of 2021 as compared to no PPP Loan forgiveness in the first quarter of 2022. The forgiveness of the PPP Loans was treated as income in the first quarter of 2021.

Income tax expense in the current quarter was $0.6 million compared to $0.5 million in the same quarter of the prior year. Tax expense is higher compared to the same quarter of the prior year because PPP Loan forgiveness is not taxable, which contributed to a lower tax rate in 2021.

Net income in the current quarter was $1.1 million or $0.31 per diluted share as compared to the net income of $3.1 million or $0.93 per diluted share for the same quarter of the prior year.

Liquidity and Capital Resources

As described further in Note 12 to the Company’s consolidated financial statements, effective January 10, 2022, the Company completed the Reverso Pumps and Separ America acquisitions for a purchase price of $4.2 million, subject to certain customary post-closing adjustments based on working capital.

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

Total current assets at March 31, 2022 increased to $49.9 million from $42.5 million at December 31, 2021, an increase of $7.3 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $5.0 million; an increase in cash of $1.9 million, an increase in inventory of $0.2 million; an increase in contract assets of $0.1 million; and an increase in investments of $0.2 million; partially offset by a decrease in refundable tax assets of $0.2 million. The increase in accounts receivable is driven by the recent acquisitions of Reverso Pumps and Separ America in addition to an increase in new billings in the Commercial Air Handling segment for certain early-stage projects that have achieved billing milestones in advance of certain production milestones per their individual contract terms. Management estimates that these new projects in the Commercial Air Handling segment will be completed in the next 6 to 12 months. The Company is carrying higher cash balances due to expected bulk inventory purchases in the second quarter.

Total current liabilities at March 31, 2022 increased to $27.0 million from $23.9 million at December 31, 2021, an increase of $3.1 million.  The increase in current liabilities is primarily driven by the following: an increase in accounts payable of $1.7 million and an increase in unearned revenue of $1.6 million.

Cash provided by operating activities for the three months ended March 31, 2022 was approximately $2.0 million, compared to cash provided by operating activities of $1.5 million in the same period a year ago. Cash provided by operating activities for the current quarter is comprised of the following: net income of $1.1 million; cash provided by adjustments for non-cash items of $1.7 million; and cash used in working capital adjustments of $0.7 million. The primary drivers of decreased working capital during the current quarter were the increase in accounts receivable of $4.5 million and the increase in right of use assets of $0.4 million, partially offset by the decrease in inventories of $1.2 million, the increase in accounts payable of $1.1 million and the increase in deferred revenue of $1.6 million.

Cash used in investing activities for the three months ended March 31, 2022 was $4.4 million, compared to cash used in investing activities of $7.8 million in the same period a year ago. Cash used in investing activities was for the acquisitions of Reverso Pumps and Separ America in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $4.2 million for the three months ended March 31, 2022, compared to cash provided by financing activities of $5.0 million in the same period a year ago. Cash provided by financing activities for the current quarter was primarily related to: $4.2 million borrowings on bank debt related to the acquisitions of Reverso Pumps and Separ America.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $8.3 million available to borrow on the revolving credit facility at March 31, 2022. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. In addition, see Note 8 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At March 31, 2022, the Company has secured performance and payment bonds in the amount of $8.2 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Critical Accounting Policies

The Company’s critical accounting policies are as presented in Notes to Consolidated Financial Statements and Management’s Discuss and Analysis of Financial Condition and Results of Operations in our Annual Report Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the duration and scope of the COVID-19 pandemic, the resumption of operations by the Company’s customers, loosening of public health restrictions, or any reimposed restrictions or tightening of public health restrictions which could impact the demand for the Company’s products; (b) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (c) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (d) actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (e) the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; (f) the pace of recovery when the COVID-19 pandemic subsides; (g) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (h) the Company's dependence upon a limited number of customers and the aerospace industry, (i) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (j) the Company's ability to capitalize on market opportunities in certain sectors, (k) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K for the year ended December 31, 2021 and the Company’s subsequent filings with the SEC.

ITEM 3. MARKET RISK

This item is not applicable to the Company as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness described below and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

In the course of preparing the Company’s financial statements included in the Form 10-K, management identified the following material weakness in internal control over financial reporting at the Company’s subsidiary CAD Enterprises Inc. (“CAD”):

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

In addition, management identified the following material weakness in internal control over financial reporting at the Company’s subsidiaries MPI Products, Inc. (“MPI”) and Federal Hose Manufacturing LLC (“Federal Hose”);

●	MPI and Federal Hose did not maintain effective controls over the reconciliation of cash. Specifically, MPI and Federal Hose did not perform bank reconciliations on a regular basis.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore management concluded that the deficiencies represent a material weaknesses in internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2021.

REMEDIATION OF THE MATERIAL WEAKNESSES

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the remediation efforts with regard to the material weaknesses described above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1

Asset Purchase Agreement entered into as of May 1, 2022, by and among Knitting Machinery Company of America, LLC and the seller parties named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 13th day of May, 2022, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	Chairman, President and Chief
Brian E. Powers	Executive Officer
(Principal Executive Officer)

/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Accounting and Financial Officer)