Form 10-Q
period 2022-06-30
CRAWFORD UNITED Corp
filed 2022-08-10
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, 2,744,239 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,151,409	$1,494,415
Accounts receivable less allowance for doubtful accounts	22,115,955	18,387,744
Contract assets	2,040,011	2,111,057
Inventories-less allowance for obsolete inventory	20,819,135	16,585,437
Investments	1,084,175	1,518,244
Refundable tax asset	604,815	1,316,595
Prepaid expenses and other current assets	1,782,820	1,112,068
Total Current Assets	51,598,320	42,525,560
Property, plant and equipment, net	14,966,382	15,609,202
Operating right of use asset, net	8,731,603	8,998,776
OTHER ASSETS:
Goodwill	16,157,277	14,404,618
Intangibles, net of accumulated amortization	10,146,440	9,336,564
Other non-current assets	113,511	88,591
Total Non-Current Other Assets	26,417,228	23,829,773
Total Assets	$101,713,533	$90,963,311

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$2,968,833	$2,946,885
Bank debt – current	777,778	1,444,444
Leases payable – current	1,687,313	1,241,681
Accounts payable	14,640,013	11,460,364
Unearned revenue	4,100,220	2,881,535
Contingent liability – short term	750,000	750,000
Accrued expenses	3,694,103	3,136,690
Total Current Liabilities	28,618,260	23,861,599
LONG-TERM LIABILITIES:
Notes payable	2,222,888	4,275,377
Bank debt	21,661,715	16,175,436
Leases payable	7,280,843	7,985,628
Contingent liability – long-term	-	750,000
Deferred income taxes	3,275,370	3,275,370
Total Long-Term Liabilities	34,440,816	32,461,811
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,791,449 issued at June 30, 2022 and 2,720,787 issued at December 31, 2021	7,311,949	5,393,823
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at June 30, 2022 and December 31, 2021	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,121,822)	(1,981,113)
Class A common shares – 47,210 shares held at June 30, 2022 and 41,844 shares held at December 31, 2021
Class B common shares – 182,435 shares held at June 30, 2022 and December 31, 2021
Retained earnings	30,256,907	28,019,768
Total Stockholders' Equity	38,654,457	34,639,901
Total Liabilities and Stockholders' Equity	$101,713,533	$90,963,311

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total Sales	$31,902,027	$26,449,885	$62,904,773	$50,443,889
Cost of Sales	25,133,536	20,669,595	49,769,877	38,660,678
Gross Profit	6,768,491	5,780,290	13,134,897	11,783,211

Operating Expenses:
Selling, general and administrative expenses	4,392,964	3,660,493	9,362,048	7,337,954
Operating Income	2,375,527	2,119,797	3,772,849	4,445,257

Other (Income) and Expenses:
Interest charges	154,065	238,696	415,081	457,314
Other (income) expense, net	625,792	286,644	121,006	(1,275,473)
Total Other (Income) and Expenses	779,857	525,340	536,088	(818,159)
Income before Provision for Income Taxes	1,595,670	1,594,457	3,236,761	5,263,416

Provision for Income Taxes	424,406	347,152	999,622	872,694
Net Income	$1,171,264	$1,247,305	$2,237,139	$4,390,722

Net Income Per Common Share - Basic	$0.34	$0.37	$0.65	$1.29

Net Income Per Common Share - Diluted	$0.34	$0.37	$0.65	$1.29

Weighted Average Shares of Common Stock Outstanding
Basic	3,464,765	3,408,906	3,449,465	3,400,917
Diluted	3,464,765	3,409,800	3,449,465	3,401,805

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended June 30, 2022 and 2021

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2022	$6,292,130	$1,465,522	$1,741,901	$(2,046,822)	$29,085,643	$36,538,374
Share-based compensation expense	19,807	-	-	-	-	19,807
Stock awards	-	-	-	-	-	-
Acquisition	1,000,012	-	-	-	-	1,000,012
Repurchase of shares	-	-	-	(75,000)	-	(75,000)
Net Income	-	-	-	-	1,171,264	1,171,264
Balance at June 30, 2022	$7,311,949	$1,465,522	$1,741,901	$(2,121,822)	$30,256,907	$38,654,457

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2022	2,752,987	914,283	44,210	182,435	2,708,777	731,848
Acquisition	38,462	-	-	-	38,462	-
Repurchase of shares	-	-	3,000	-	(3,000)	-
Balance at June 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at March 31, 2021	$5,285,333	$1,465,522	$1,741,901	$(1,979,085)	$25,509,887	$32,023,559
Share-based compensation expense	14,333	-	-	-	-	14,333
Stock awards	65,915	-	-	-	-	65,915
Net Income	-	-	-	-	1,247,305	1,247,305
Balance at June 30, 2021	$5,365,581	$1,465,522	$1,741,901	$(1,979,085)	$26,757,193	$33,351,112

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2021	2,678,787	954,283	41,729	182,435	2,637,058	771,848
Share conversion	40,000	(40,000)	-	-	40,000	(40,000)
Balance at June 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Six Months Ended June 30, 2022 and 2021

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Share-based compensation expense	36,114	-	-	-	-	36,114
Stock awards	882,000	-	-	-	-	882,000
Issuance for acquisition	1,000,012	-	-	-	-	1,000,012
Repurchase of shares	-	-	-	(140,709)	-	(140,709)
Net Income	-	-	-	-	2,237,139	2,237,139
Balance at June 30, 2022	$7,311,949	$1,465,522	$1,741,901	$(2,121,822)	$30,256,907	$38,654,457

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock awards	32,200	-	-	-	32,200	-
Acquisition	38,462	-	-	-	38,462	-
Repurchase of shares	-	-	5,366	-	(5,366)	-
Balance at June 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	30,000	-	-	-	-	30,000
Stock awards	379,876	-	-	-	-	379,876
Issuance for acquisition	1,059,000					1,059,000
Repurchase of shares	-	-	-	(41,033)	-	(41,033)
Net Income	-	-	-	-	4,390,722	4,390,722
Balance at June 30, 2021	$5,365,581	$1,465,522	$1,741,901	$(1,979,085)	$26,757,193	$33,351,112

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock awards	23,700	-	-	-	23,700	-
Acquisition	60,000	-		-	60,000	-
Stock conversion	40,000	(40,000)	-	-	40,000	(40,000)
Repurchase of shares	-	-	2,262	-	(2,262)	-
Balance at June 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$2,237,139	$4,390,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,855,257	1,518,494
Unrealized loss (gain) on investments in equity securities	434,069	(67,928)
Forgiveness of PPP loan	-	(1,453,837)
Amortization of right of use assets	647,471	572,326
Loss on disposal of assets	15,370	-
Non-cash share-based compensation expense	918,114	409,876
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(3,100,400)	(3,186,784)
Decrease (Increase) in inventories	(2,219,722)	(1,781,567)
Decrease (Increase) in contract assets	71,046	1,623,466
Decrease (Increase) in prepaid expenses & other assets	(599,793)	(205,280)
Increase (Decrease) in accounts payable	2,603,596	1,462,832
Increase (Decrease) in lease liability	(639,452)	(572,788)
Increase (Decrease) in accrued expenses	1,383,324	(533,131)
Increase (Decrease) in unearned revenue	843,202	676,359
Total adjustments	2,212,082	(1,537,962)
Net Cash Provided by Operating Activities	$4,449,221	$2,852,760
Cash Flows from Investing Activities
Cash paid for business acquisitions	(4,331,739)	(7,089,381)
Sale of equity securities	-	123,069
Capital expenditures	(324,967)	(1,418,663)
Net Cash (Used in) Investing Activities	$(4,656,706)	$(8,384,975)
Cash Flows from Financing Activities
Payments on notes	(2,030,541)	(1,287,456)
Payments on bank debt	(1,916,666)	(3,630,634)
Borrowings on bank debt	6,702,395	7,734,627
Payments on contingent liability	(750,000)	-
Share repurchase	(140,709)	(41,033)
Net Cash Provided by Financing Activities	$1,864,479	$2,775,504
Net Increase (decrease) in cash and cash equivalents	1,656,994	(2,756,710)
Cash and cash equivalents at beginning of period	1,494,415	6,194,276
Cash and cash equivalents at end of period	$3,151,409	$3,437,566
Supplemental disclosures of cash flow information
Interest Paid	$438,210	$362,353
Supplemental disclosures of noncash financing and investing activity
Forgiveness of PPP loan	$-	$1,453,837
Additions to ROU assets obtained from new operating lease liabilities	$380,298	$-
Issuance of Class A common shares in business acquisition	$1,000,012	$1,059,000

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2022

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021.

During the six-month period ended June 30, 2022, there have been no changes to our significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

New Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022.The Company is in the process of analyzing the impact to its financial statements.

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

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $98,804 and $75,930 at June 30, 2022 and December 31, 2021, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	June 30, 2022	December 31, 2021
Raw materials and component parts	$3,762,339	$3,904,865
Work-in-process	4,434,122	3,949,647
Finished products	13,181,987	9,183,532
Total inventory	$21,378,448	$17,038,044
Less: inventory reserves	559,313	452,607
Net inventory	$20,819,135	$16,585,437

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

For the identified reporting units, impairment testing was performed as of December 31, 2021 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated the fair value exceeded carrying value for all reporting units tested. As a result of the impairment testing performed as of December 31, 2021, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated their assessment during the first quarter of fiscal 2022 and validated the assumptions used in the analyses performed as of December 31, 2021 and determined that the resulting conclusions remained appropriate as of June 30, 2022.

Goodwill increased by $1.8 million from $14.4 million at December 31, 2021 to $16.2 million at June 30, 2022. The increase in Goodwill was driven by the addition of $1.9 million of Goodwill related to the acquisitions of Knitting Machinery Company of America, Reverso Pumps and Separ America in the Industrial and Transportation Products segment in the quarter, partially offset by a decrease of $0.2 million related to a purchase accounting adjustment to Goodwill for Global-Tek and Global-Tek Colorado, also in the Industrial and Transportation Products segment. Goodwill by reportable segment is as follows:

	June 30, 2022	December 31, 2021
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$13,926,362	$11,027,596
Acquisitions	1,922,513	2,898,766
Adjustments	(169,854)	-
Ending Balance	$15,679,021	$13,926,362

Total Company:
Beginning Balance	$14,404,618	$11,505,852
Acquisitions	1,922,513	2,898,766
Adjustments	(169,854)	-
Ending Balance	$16,157,277	$14,404,618

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	June 30, 2022	December 31, 2021
Customer list intangibles	$9,316,000	$8,741,000
Non-compete agreements	200,000	200,000
Trademarks	4,474,149	3,599,149
Total intangible assets	13,990,149	12,540,149
Less: accumulated amortization	3,843,709	3,203,585
Intangible assets, net	$10,146,440	$9,336,564

Amortization of intangibles assets was: $320,895 and $261,025 for the three months ended June 30, 2022 and 2021, respectively and $640,124 and $466,949 for the six months ended June 30, 2022 and 2021, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	June 30, 2022	December 31, 2021
Land	$231,034	$231,034
Buildings and improvements	2,955,118	2,961,431
Machinery & equipment	22,112,000	21,612,759
Total property, plant & equipment	25,298,152	24,805,224
Less: accumulated depreciation	10,331,770	9,196,022
Property plant & equipment, net	$14,966,382	$15,609,202

Depreciation expense was $585,412 and $661,628 for the three months ended June, 2022 and 2021, respectively and $1,181,246 and $1,170,565 for the six months ended June 30, 2022 and 2021, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are summarized in the table below:

	BALANCE AT BEGINNING OF YEAR	ACQUISITIONS, DISPOSITIONS AND SETTLEMENTS	UNREALIZED GAINS (LOSSES) INCLUDED IN EARNINGS	REALIZED GAINS INCLUDED IN EARNINGS	BALANCE AT END OF PERIOD
December 31, 2021	$1,534,400	$19,698	$(188,615)	$152,761	$1,518,244

Year-to-date June 30, 2022	1,518,244	-	(434,069)	-	1,084,175

Investments by fair value level in the hierarchy as of June 30, 2022 and December 31, 2021 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of June 30, 2022	$1,084,175	$-	$-	$1,084,175
Common stock as of December 31, 2021	$1,518,244	$-	$-	$1,518,244

8.  BANK DEBT

The Company entered into a Credit Agreement on  June 1, 2017 with JPMorgan Chase Bank, N.A. as lender, which was subsequently amended in connection with funding the acquisition of CAD Enterprises, Inc. (“CAD”) on  July 5, 2018 (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $12,000,000, subject to a borrowing base (determined based on 80% of Eligible Accounts, plus 50% of Eligible Progress Billing Accounts, plus 50% of Eligible Inventory, minus Reserves, each as defined in the Credit Agreement) and a term A loan in the amount of $6,000,000. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month and a final payment of $222,223 on the maturity date. The Credit Agreement was amended on September 30, 2019 to expand the revolving loan amount from $12,000,000 to $20,000,000, subject to a borrowing base, and to extend the maturity of revolving facility from June 1, 2021 to June 1, 2024. The Credit Agreement was amended on December 30, 2019 to eliminate the borrowing base. The Credit Agreement was amended on March 2, 2021 to expand the revolving loan amount from $20,000,000 to $30,000,000.

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

Bank debt balances consist of the following:

	June 30, 2022	December 31, 2021
Term debt	$777,778	$1,444,444
Revolving debt	21,763,887	16,311,493
Total Bank debt	22,541,665	17,755,937
Less: current portion	777,778	1,444,444
Non-current bank debt	21,763,887	16,311,493
Less: unamortized debt costs	102,172	136,057
Net non-current bank debt	$21,661,715	$16,175,436

The Company had $8.2 million and $13.7 million available to borrow on the revolving credit facility at June 30, 2022 and December 31, 2021, respectively.

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

Notes payable consists of the following:

	June 30, 2022	December 31, 2021
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	$2,941,721	$3,284,762
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the seller, payable in quarterly installments beginning September 30, 2018.	2,250,000	3,937,500
Total notes payable	5,191,721	7,222,262
Less current portion	2,968,833	2,946,885
Notes payable – non-current portion	$2,222,888	$4,275,377

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$8,731,603	$8,998,776

Other current liabilities	1,687,313	1,241,681
Operating lease liabilities	7,280,843	7,985,628
Total operating lease liabilities	$8,968,156	$9,227,309
Weighted Average Remaining Lease Term
Operating Leases (in years)	9.0	9.0
Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

Earnings Per Share - Basic
Net Income	$1,171,264	$1,247,305	$2,237,139	$4,390,722
Weighted average shares of common stock outstanding - Basic	3,464,765	3,408,906	3,449,465	3,400,917
Earnings Per Share - Basic	$0.34	$0.37	$0.65	$1.29

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,464,765	3,408,906	3,449,465	3,400,917
Warrants, Options and Convertible Notes	-	894	-	888
Weighted average shares of common stock -Diluted	3,464,765	3,409,800	3,449,465	3,401,805
Earnings Per Share - Diluted	$0.34	$0.37	$0.65	$1.29

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

Cash Consideration Transferred	$4,926,035
Seller Transaction Costs and Repayment of Indebtedness	1,398,394
Total Consideration	$6,324,429

Accounts Receivable	$1,058,460
Inventory	173,202
Fixed Assets	3,233,073
Prepaid and Other Assets	189,214
Intangibles Asset: Trademark	1,162,000
Intangible Asset: Customer List	1,041,000
Goodwill	1,896,607
Total Assets Acquired	$8,753,556

Accounts Payable	$473,119
Accrued Payroll and Other Expense	456,008
Contingent Liability	1,500,000
Total Liabilities Assumed	$2,429,127

Total Fair Value	$6,324,429

Acquisition transaction costs incurred were:	$190,007

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

Contingent Consideration

Global-Tek has a contingent consideration of $1.5 million as of the acquisition date which represents $750 thousand of additional consideration per year for a period of two years following the acquisition date if specified performance targets are met. The additional consideration will be earned if Global-Tek achieves specified profitability targets and is payable either in cash or in common shares of the Company up to an aggregate maximum amount of 61,475 shares. The range of estimates for the outcome of the contingent consideration is between $0 and approximately $1.5 million. The maximum amount of the payment is the greater of the value of 61,475 common shares of the Company and $1.5 million. The first year performance target has been achieved by Global-Tek and was paid out in the second quarter of 2022 in the amount of $750 thousand.

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

Assumption of Indebtedness	$287,359

Accounts Receivable	79,843
Inventory	67,254
Intangible Assets: Customer List	478,649
Total Assets Acquired	$625,746

Accounts Payable	$338,387
Total Liabilities Assumed	$338,387
Total Fair Value	$287,359
Acquisition transaction costs incurred were:	$36,204

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

Effective May 1, 2022, Knitting Machinery Company of America, LLC, a Delaware limited liability company (“Knitting Machinery”) and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of KMC Corp. dba Knitting Machinery Corp., a Delaware corporation and specialist in the manufacture of hose reinforcement machinery for the plastic, rubber and silicone industries pursuant to an Asset Purchase Agreement entered into as of May 1, 2022. The acquired business is strategically important to the Company’s growing industrial hose platform and will expand its offerings and diversify its customer base in this important market segment. The assets were transferred and assigned to Knitting Machinery in exchange for approximately $250,000 in cash and 38,462 Class A Common Shares valued at $1.0 million.

Cash Consideration Transferred	$250,000
Fair Value of Stock Consideration	1,000,012
Total Consideration	$1,250,012

Cash	$100,000
Accounts Receivable	155,932
Inventory	664,861
Fixed Assets	164,123
Intangible Assets	150,000
Goodwill	424,261
Total Assets Acquired	$1,659,177

Accounts Payable	$33,694
Deferred Revenue	375,471
Total Liabilities Assumed	$409,165
Total Fair Value	1,250,012

Acquisition transaction costs incurred were:	$8,951

Goodwill and Intangible Assets

Goodwill has an assigned value of $0.4 million and represents the expected synergies generated by combining the operations of

KMC and the Company. The Company utilizes industrial hoses for customers in the Industrial and Transportation Products segment and the acquisition of KMC allows the Company to strengthen its supply chain. Intangible asset, trademark has an assigned value of $0.075 million which represents the expected value of the KMC trade name in the market. Intangible asset, customer list has an assigned value of $0.075 million which represents the expected value of the list of the customers of KMC to the Company.

Sales and net income information for the acquired companies, including Komtek Forge LLC (“Komtek”), Global-Tek Manufacturing LLC and Global-Tek Colorado LLC (“Global-Tek”), Emergency Hydraulics LLC (“EH”), Reverso Pumps LLC (“Reverso Pumps”), Separ America LLC (“Separ America”) and Knitting Machinery Company of America LLC (“Knitting Machinery”) since the respective acquisition dates for the six months ended June 30, 2022 and 2021 are provided below.

	Six Months ended		Six Months ended
	June 30, 2022		June 30, 2021
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Komtek (acquired January 15, 2021)	$4,148,696	200,675	$3,634,832	$273,371
Global-Tek (acquired March 1, 2021)	3,154,086	(488,575)	4,310,258	705,122
EH (acquired July 1, 2021)	656,068	69,543	-	-
Reverso Pumps (acquired January 10, 2022)	2,548,563	351,769	-	-
Separ America (acquired January 10, 2022)	869,739	234,595	-	-
Knitting Machinery (acquired May 1, 2022)	579,388	61,415	-	-
Subtotal Acquired Companies	$11,956,540	429,422	7,945,090	978,493

All Other Companies	50,948,233	1,807,717	42,498,799	3,412,229
Total	$62,904,773	$2,237,139	$50,443,889	$4,390,722

13. SEGMENT AND RELATED INFORMATION

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment, (2) Industrial and Transportation Products. The identification of our operating segments is based on guidance in ASC 280-10-50-1. The Company's management evaluates segment performance based primarily on operating income. Certain corporate costs are allocated to the segments and interest expense directly related to financing the acquisition of a business is allocated to that segment, respectively.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses.

Both our Commercial Air Handling Equipment segment and our Industrial Transportation Products segment engage in business activities from which they may recognize revenues and incur expense, including revenue and expenses relating to transactions with other components of the Company. The operating results for both the Commercial Air Handling Equipment segment and the Industrial Transportation Products segment are reviewed regularly by our chief operating decision maker and is considered in making decisions about resources to be allocated to the segment in assessing its performance. Financial information for both segments is available in internal financial statements that are prepared on a monthly basis.

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

The company purchased substantially all of the assets of Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), in Davie, Florida on January 10, 2022. Separ America develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The company purchased substantially all of the assets of KMC Corp. dba Knitting Machinery Corp. (“Knitting Machinery”), in Cleveland, Ohio and Greenville, Ohio on May 1, 2022. Knitting Machinery specializes in manufacturing hose reinforcement machinery for the plastic, rubber and silicone industries.

The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 50-10-22 and include consideration of the type of products or services delivered, the customers and end markets served, the appliable revenue recognition methodology and the length of time it takes to deliver products or services to customers. The Commercial Air Handling Equipment segment was identified as a reportable segment consisting of Air Enterprises, because Air Enterprises is strategically and operationally different from our other companies in several ways. First, Air Enterprises sells equipment to end customers and our other businesses that fall into the Industrial and Transportation Products segment sell products and components to end customers, not equipment. Second, the Commercial Air Handling Equipment segment delivers custom air handling solutions to customers which is different than the Industrial and Transportation Products segment which delivers manufactured metal, silicone, hydraulic and marine hoses, complex engineered components, highly engineered forgings, highly engineered and machined parts and data analytic technology applications. Third, the Commercial Air Handling Equipment segment serves customers primarily in the health care and education end markets while the Industrial and Transportation Products segment delivers products to customers in the heavy-duty truck manufacturing, agricultural, industrial, petrochemical, aerospace, defense, industrial gas turbine, medical prosthetics, alternative energy and emergency vehicle end markets. Fourth, the Commercial Air Handling Equipment segment recognizes revenue primarily over time while the Industrial and Transportation Products segment recognizes revenue primarily at a point in time. Fifth, the Commercial Air Handling Equipment segment manufactures custom air handling solutions for customers over a period of three to eighteen months from the time the order is received to the time the air handling solution is delivered to the end customer as compared to the Industrial and Transportation Products segment which sells and delivers products to customers much more quickly, often within 30 days or less. For the reasons previously mentioned, Air Enterprises is strategically and operationally different than the other businesses owned by the Company and management finds it useful to include this business in the Commercial Air Handling Segment which is separate and distinct from all of our other businesses that reside in the Industrial and Transportation Products segment.

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended June 30, 2022
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$11,845,380	$20,056,647	$-	$31,902,027
Gross Profit	2,453,139	4,315,352	-	6,768,491
Operating Income	1,382,553	1,839,634	(846,660)	2,375,527
Pretax Income	1,382,553	1,514,121	(1,301,004)	1,595,670
Net Income	988,526	1,071,636	(888,898)	1,171,264

	Three Months Ended June 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$9,972,545	$16,477,340	$-	$26,449,885
Gross Profit	2,030,038	3,750,252	-	5,780,290
Operating Income	845,092	1,342,966	(68,261)	2,119,797
Pretax Income	845,092	1,121,507	(372,142)	1,594,457
Net Income	633,818	893,184	(279,697)	1,247,305

	Six Months Ended June 30, 2022
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$23,403,254	$39,501,519	$-	$62,904,773
Gross Profit	5,082,796	8,052,101	-	13,134,897
Operating Income	2,944,897	3,121,620	(2,293,668)	3,772,849
Pretax Income	2,944,897	2,930,092	(2,638,228)	3,236,761
Net Income	2,105,602	2,017,870	(1,886,333)	2,237,139

	Six Months Ended June 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$18,737,644	$31,706,245	$-	$50,443,889
Gross Profit	4,260,858	7,522,353	-	11,783,211
Operating Income	1,890,721	3,094,411	(539,875)	4,445,257
Pretax Income	1,890,721	2,693,643	679,052	5,263,416
Net Income	1,418,040	2,099,368	873,314	4,390,722

14. SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2022 and December 31, 2021, results of operations for the three and six month periods ended June 30, 2022 and 2021, and cash flows for the three and six month periods ended June 30, 2022 and 2021, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The coronavirus (COVID-19) pandemic has disrupted our operations and affected our business, and may continue to do so, due to many factors, including imposition by government authorities of mandatory closures, work-from-home orders and social distancing protocols, increased employee absenteeism due to illness and/or quarantine requirements, and other restrictions that could materially adversely affect our ability to adequately staff and maintain our operation. The COVID-19 pandemic has also disrupted, and may continue to disrupt, our operations and facilities and to provide personal protective equipment for our employees. There may also be long-term negative effects on the economic well being of our customers and in the economies of affected countries. Even as government restrictions have been lifted and economies gradually reopened, the shape of the economic recovery remains uncertain and may continue to negatively impact our results of operations, cash flows and financial position in subsequent quarters.

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

The Company purchased substantially all of the operating assets of KMC Corp. dba Knitting Machinery Corp. (“Knitting Machinery”) located in Cleveland, Ohio and Greenville, Ohio on May 1, 2022.

Accordingly, in light of the timing of these transactions, the Company’s results for the three and six month periods ended on June 30, 2022 include the added results of operations of Emergency Hydraulics, Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the three and six month periods ended June 30, 2021 do not include the results of operations of Emergency Hydraulics, Reverso Pumps, Separ America and Knitting Machinery and also do not include a full six months of results for Komtek, Global-Tek and Machining Technology in the Industrial and Transportation Products segment.

Results of Operations – Three Months Ended June 30, 2022 and 2021

Sales for the quarter ended June 30, 2022 (“current quarter”) increased to $31.9 million, an increase of approximately $5.5 million or 21% from sales of $26.4 million during the same quarter of the prior year. The increase in sales of $5.5 million from $26.4 million for the quarter ended June 30, 2021 to $31.9 million for the quarter ended June 30, 2022 was driven by increased sales from the acquisitions of Reverso and Separ of the Americas of $1.9 million, Emergency Hydraulics of $0.7 million and Knitting Machinery of $0.6 million. Additionally, there was increased demand for products sold by Air Enterprises of $1.9 million, MPI of $0.8 million, Federal Hose of $0.6 million and Data Genomix $0.5 million. These increases were partially offset by a decline in demand of $1.5 million attributable to Global-Tek Manufacturing and Global-Tek Colorado.

Cost of sales for the current quarter was $25.1 million compared to $20.7 million, an increase of $4.5 million or 22% from the same quarter of the prior year.  Gross profit was $6.8 million in the current quarter compared to $5.8 million, an increase of $1.0 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was primarily attributable to the impact of the acquisitions of Reverso and Separ of the Americas, Emergency Hydraulics and Knitting Machinery in addition to greater demand for products sold by Air Enterprises, MPI, Federal Hose and Data Genomix partially offset by a decrease in cost of sales and gross profit for Global-Tek Manufacturing and Global-Tek Colorado.

Selling, general and administrative expenses (SG&A) in the current quarter were $4.4 million, or 14% of sales, compared to $3.7 million, or 14% of sales in the same quarter of last year. Selling, general and administrative expenses was flat as a percentage of sales due primarily to increased control over spending partially offset by an additional $0.4 million of Selling, general and administrative expenses in the current quarter as a result of the acquisitions of Reverso Pumps, Separ America, Emergency Hydraulics and Knitting Machinery.

Interest charges in the current quarter were approximately $0.2 million compared to $0.2 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $29.0 million and 3.1% respectively, compared to $27.7 million and 2.9% in the same period of last year.

Other expense, net was $0.6 million in the current quarter compared to $0.3 million in the same quarter of the prior year.  The increase in other expense, net is driven by a loss of $0.6 million in the quarter related to investments in marketable securities compared to a loss of $0.2 million related to investments in marketable securities and $0.1 million of transaction costs in the same period of last year.

Income tax expense in the current quarter was $0.4 million compared to $0.3 million in the same quarter of the prior year. Tax expense is higher compared to the same quarter of the prior year despite similar levels of pre-tax income because a higher expected state tax rate was used in the current quarter.

Net income in the current quarter was $1.2 million or $0.34 per diluted share as compared to net income of $1.2 million or $0.37 per diluted share for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended June 30, 2022 increased to $11.8 million, an increase of approximately $1.9 million or 18.8% from sales of $10.0 million during the same period of the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Cost of sales in the Commercial Air Handling Equipment segment for the current quarter was $9.4 million compared to $7.9 million in the prior year, an increase of $1.4 million or 18.3%. Gross profit was $2.5 million in the current quarter compared to $2.0 million in the same period of last year, an increase of $0.5 million. Cost of sales as a percentage of sales was 79.3% in the current quarter compared to 79.6% in the prior year. The decrease in cost of sales as a percentage of sales in the current quarter was primarily attributable to cost savings and lower input costs in the current period compared to prior year.

Selling, general and administrative expenses (SG&A) in the Commercial Air Handling Equipment segment in the current quarter were $1.1 million, or 9.0% of sales, compared to $1.2 million, or 11.9% of sales, in the prior year.

There was no interest charge in the Commercial Air Handling Equipment segment for the current quarter or the same quarter of the prior year because there was no outstanding debt attributable to this segment during those periods.

Income tax expense in the Commercial Air Handling Equipment segment in the current year was $0.4 million compared to $0.2 million in the prior year an increase of $0.2 million that was primarily attributable to an increase in income before taxes.

Net income in the Commercial Air Handling Equipment segment for the current year was $1.0 million compared to net income of $0.6 million in the prior year due primarily to the factors noted above.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the current quarter increased to $20.1 million, an increase of approximately $3.6 million or 21.7% from sales of $16.5 million during same period to the prior year. This increase was primarily driven by sales from the acquisitions of Reverso and Separ of the Americas of $1.9 million, Emergency Hydraulics of $0.7 million and Knitting Machinery of $0.6 million, MPI of $0.8 million, Federal Hose of $0.6 million and Data Genomix $0.5 million. These increases were partially offset by a decline in demand of $1.5 million attributable to Global-Tek Manufacturing and Global-Tek Colorado.

Cost of sales in the Industrial and Transportation Products segment for the current quarter was $15.7 million compared to $12.7 million in the prior year, an increase of $3.0 million or 23.7%. Gross profit was $4.3 million in the current quarter compared to $3.8 million in the same period of the prior year, an increase of $0.6 million. The increase in cost of sales and gross profit was primarily attributable to the impact of the acquisitions of Reverso and Separ of the Americas, Emergency Hydraulics and Knitting Machinery in addition to greater demand for products sold by MPI, Federal Hose and Data Genomix partially offset by a decrease in cost of sales and gross profit for Global-Tek Manufacturing and Global-Tek Colorado.

Selling, general and administrative expenses (SG&A) in the Industrial and Transportation Products segment in the current quarter were $2.5 million, or 12.3% of sales, compared to $2.4 million, or 14.6% of sales, in the prior year. Selling, general and administrative expenses decreased as a percentage of sales due primarily to increased control over spending partially offset by an additional $0.4 million of Selling, general and administrative expenses in the current quarter as a result of the acquisitions of Reverso Pumps, Separ America, Emergency Hydraulics and Knitting Machinery.

Interest charges in the current quarter were approximately $0.2 million compared to $0.2 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $29.0 million and 3.1% respectively, compared to $27.7 million and 2.9% in the same period of last year.

Other expense, net in the Industrial and Transportation Products segment was $0.1 million in the current year compared to $0.0 million of other income, net in the same period of the prior year. The increase in other expense, net was primarily attributable to an increase to a non-operating reserve.

Income tax expense in the current quarter was $0.4 million compared to $0.2 million in the same quarter of the prior year. Tax expense is higher compared to the same quarter of the prior year primarily driven by the increase in pre-tax income.

Net income in the Industrial and Transportation Products segment for the current quarter was $1.1 million compared to net income of $0.9 million in the same period of the prior year due primarily to the factors noted above.

Results of Operations – Six Months Ended June 30, 2022 and 2021

Sales for the six months ended June 30, 2022 increased to $62.9 million, an increase of approximately $12.5 million or 24.7% from sales of $50.4 million during the same period of the prior year. This increase in sales was primarily attributable to the impact of the acquisitions of Emergency Hydraulics, Reverso Pumps, Separ America Emergency Hydraulics and Knitting Machinery in addition to a full six months of earnings from Komtek, Global-Tek and Machining Technology as compared to the same period last year. The increase in sales of $12.5 million from $50.4 million for the six months ended June 30, 2021 to $62.9 million for the six months ended June 30, 2022 was driven by increased sales from the acquisitions of Komtek ($0.5 million), Emergency Hydraulics ($0.7 million), Reverso Pumps and Separ America ($3.4 million) and Knitting Machinery ($0.6 million) and a $9.2 million increase attributable to recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased for Air Enterprises, Federal Hose, Data Genomix and MPI. These increases were partially offset by a decline in demand of $1.9 million attributable collectively to global-Tek Manufacturing, Global-Tek Colorado and CAD Enterprises.

Cost of sales for the six-month period ending June 30, 2022 was $49.8 million compared to $38.7 million, an increase of $11.1 million or 28.7% from the same period of the prior year.  Gross profit was $13.1 million in the six-month period ending June 30, 2022 compared to $11.8 million, an increase of $1.4 million from the same period of the prior year.  The increase in cost of sales and gross profit was primarily attributable to the impact of the acquisitions of Knitting Machinery, Emergency Hydraulics, Reverso Pumps and Separ America, in addition to a full six months of earnings in 2022 from Komtek, Global-Tek and Machining Technology. In addition, cost of sales for Air Enterprises increased from $14.5 million in the first six months of 2021 to $18.3 million in the six months ended June 30, 2022, an increase of $3.8 million or 26.2% driven by increased demand for its products.

Selling, general and administrative expenses (SG&A) for the six months ending June 30, 2022 were $9.4 million, or 15% of sales, compared to $7.3 million, or 15% of sales in the same period of last year. Selling, general and administrative expenses increased due to $0.9 million of stock awards that were granted in the current six months compared to $0.3 million of stock awards during the same period of last year. An additional $0.9 million of Selling, general and administrative expenses in the current six month period were a result of the acquisitions of Reverso Pumps and Separ America, in addition to a full six months of expenses in 2022 for Komtek, Global-Tek and Machining Technology.

Interest charges in the six months ended June 30, 2022 were approximately $0.4 million compared to $0.5 million in the same period of the prior year. The interest expense decreased due to lower balances on the Company’s fixed rate notes payable. Average total debt (including notes) and average interest rates for the most recent six-month period were $29.0 million and 2.9% compared to $26.9 million and 3.0% in the same period of last year.

Other expense, net was $0.1 million in the six-month period ending June 30, 2022 compared to $1.3 million of other income, net in the same period of the prior year.  The decrease in other income is primarily driven by the forgiveness of the Company’s $1.5 million in outstanding Payroll Protection Loans (“PPP Loans”) in full by the U.S. Small Business Administration in accordance with the terms of the CARES Act in the first quarter of 2021 as compared to no PPP Loan forgiveness in the first six months of 2022. The forgiveness of the PPP Loans was treated as income in the first six months of 2021.

Income tax expense in the six-month period ending June 30, 2022 was $1.0 million compared to $0.9 million in the same period of the prior year. Tax expense is higher in the six-month period ending June 30, 2022 compared to the same period of the prior year despite lower pre-tax income because PPP Loan forgiveness is not taxable, which contributed to a lower tax rate in 2021.

Net income for the six-month period ending June 30, 2022 was $2.2 million or $0.65 per diluted share as compared to the net income of $4.4 million or $1.29 per diluted share for the same period of the prior year.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the six months ending June 30, 2022 increased to $23.4 million, an increase of approximately $4.7 million or 24.9% from sales of $18.7 million during the same period of the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Cost of sales in the Commercial Air Handling Equipment segment for the six-month period ending June 30, 2022 was $18.3 million compared to $14.5 million in the same period of the prior year, an increase of $3.8 million or 26.6%. Gross profit was $5.1 million in the six-month period ending June 30, 2022 compared to $4.3 million in the prior year, an increase of $0.8 million. Cost of sales as a percentage of sales was 78.3% in the most recent six months compared to 77.3% in the same period of the prior year. The increase in cost of sales as a percentage of sales in the current year was primarily attributable to higher costs driven by supply chain disruptions in the most recent six-month period compared to prior year.

Selling, general and administrative expenses (SG&A) in the Commercial Air Handling Equipment segment in the six-month period ending June 30, 2022 were $2.1 million, or 9.1% of sales, compared to $2.4 million, or 12.6% of sales, in the same period of the prior year. The improvement in SG&A expenses as a percentage of net sales is driven by the impact of the fixed SG&A expenses over the higher revenue base in the 2022 period compared to the same period a year ago.

There was no interest charge in the Commercial Air Handling Equipment segment for the six-month period ending June 30, 2022 or in prior year because there was no outstanding debt attributable to this segment during those periods.

Income tax expense in the Commercial Air Handling Equipment segment in the six-month period ending June 30, 2022 was $0.8 million compared to $0.5 million in the prior year an increase of $0.3 million that was primarily attributable to an increase in income before taxes.

Net income in the Commercial Air Handling Equipment segment for the six-month period ending June 30, 2022 was $2.1 million compared to net income of $1.4 million in the same period of the prior year due primarily to the factors noted above.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the six-months ended June 30, 2022 increased to $39.5 million, an increase of approximately $7.8 million or 24.6% from sales of $31.7 million during the same period of prior year. The increase for the six months ended June 30, 2022 was driven by increased sales from the acquisitions of Komtek ($0.5 million), Emergency Hydraulics ($0.7 million), Reverso Pumps and Separ America ($3.4 million) and Knitting Machinery ($0.6 million) and a $4.5 million increase attributable to recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased for Federal Hose, Data Genomix and MPI. These increases were partially offset by a decline in demand of $1.9 million attributable collectively to Global-Tek Manufacturing, Global-Tek Colorado and CAD Enterprises.

Selling, general and administrative expenses (SG&A) in the Industrial and Transportation Products segment in the six-month period ending June 30, 2022 were $4.9 million, or 12.5% of sales, compared to $4.4 million, or 14.0% of sales, in the prior year.

The interest charge for the Industrial and Transportation Products segment for the current year was $0.4 million compared to $0.4 million in the prior year.

Other income, net in the Industrial and Transportation Products segment was $0.2 million in the six-month period ending June 30, 2022 compared to $0.0 million of other income, net in the prior year. The increase in other income, net was primarily attributable to Aerospace and Manufacturing grant income provided by the U.S. Department of Transportation in the current six-month period.

Income tax expense in the Industrial and Transportation Products segment in the six-month period ending June 30, 2022 was $0.9 million compared to $0.6 million in the prior year, an increase of $0.3 million that was attributable to an increase in income before taxes in the current period in addition to a higher expected state tax rate used in the current period.

Net income in the Industrial and Transportation Products segment for the six-month period ending June 30, 2022 was $2.0 million compared to net income of $2.1 million in the same period of prior year due primarily to the factors noted above.

Liquidity and Capital Resources

As described further in Note 12 to the Company’s consolidated financial statements, effective January 10, 2022, the Company completed the Reverso Pumps and Separ America acquisitions for a purchase price of $4.2 million, subject to certain customary post-closing adjustments based on working capital.

As described further in Note 12 to the Company’s consolidated financial statements, effective May 1, 2022, the Company completed the Knitting Machinery acquisition for a purchase price of $1.3 million, subject to certain customary post-closing adjustments based on working capital.

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

Total current assets at June 30, 2022 increased to $51.6 million from $42.5 million at December 31, 2021, an increase of $9.1 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $3.7 million; an increase in cash of $1.7 million, an increase in inventory of $4.2 million; an increase in contract assets of $0.1 million; and an increase in prepaid expenses and other assets of $0.7 million; partially offset by a decrease in refundable tax assets of $0.7 million and a decrease in investments of $0.4 million. The increase in accounts receivable is driven by the recent acquisitions of Reverso Pumps and Separ America in addition to an increase in new billings in the Commercial Air Handling segment for certain early-stage projects that have achieved billing milestones in advance of certain production milestones per their individual contract terms. Management estimates that these new projects in the Commercial Air Handling segment will be completed in the next 6 to 9 months. The Company is carrying higher cash balances in expectation of future bulk inventory purchases.

Total current liabilities at June 30, 2022 increased to $28.6 million from $23.9 million at December 31, 2021, an increase of $4.8 million.  The increase in current liabilities is primarily driven by the following: an increase in accounts payable of $3.2 million and an increase in unearned revenue of $1.2 million.

Cash provided by operating activities for the six months ended June 30, 2022 was approximately $4.4 million, compared to cash provided by operating activities of $2.9 million in the same period a year ago. Cash provided by operating activities for the six-months ended June 30, 2022 is comprised of the following: net income of $2.2 million; cash provided by adjustments for non-cash items of $3.9 million; and cash used in working capital adjustments of $1.7 million. The primary drivers of decreased working capital during the current six-month period were the increase in accounts receivable of $3.1 million and the increase in right of use assets of $0.4 million, partially offset by the decrease in inventories of $2.2 million, the increase in accounts payable of $2.6 million and the increase in deferred revenue of $0.8 million. Cash flows from operations were impacted by cash used in working capital adjustments including an increase in accounts receivable of $3.1 million in the first six months of 2022, driven primarily by an increase of $1.9 million in the Commercial Air Handling Equipment segment and an increase of $1.2 million in the Industrial and Transportation Products segment. The $1.9 million increase in accounts receivable in the Commercial Air Handling Equipment segment was the result of an increase in new sales with high upfront billing milestones. This is reflected in the increase of $2.4 million in billings in excess of costs and earnings. Days sales outstanding in the Commercial Air Handling Equipment segment were 76 days in the first six months of 2022 compared 73 days in fiscal year 2021 which management will continue to monitor but does not view as a significant change. The $1.2 million increase in accounts receivable in the Industrial and Transportation Products segment was driven primarily by an increase in days sales outstanding from 56 days in fiscal year 2021 to 60 days in the first six months of 2022. The Company added Reverso Pumps, Separ America and Knitting Machinery in 2022 and will closely monitor days sales outstanding for the companies in this segment. The rise in days sales outstanding has a negative impact on cashflow and management will continue to monitor the trend in future periods. The Company does not have a history of failure to collect payment from its customers and believes that it is reasonable to assume that materially all of its outstanding accounts receivable will be collectible barring unforeseen circumstances.

Cash used in investing activities for the six months ended June 30, 2022 was $4.7 million, compared to cash used in investing activities of $8.4 million in the same period a year ago. Cash used in investing activities was for the acquisitions of Knitting Machinery, Reverso Pumps and Separ America in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash provided by financing activities was approximately $1.9 million for the six months ended June 30,2022, compared to cash provided by financing activities of $2.8 million in the same period a year ago. Cash provided by financing activities for the six months ended June 30, 2022 was primarily related to: $4.8 million borrowings on bank debt related primarily to the acquisition of Reverso Pumps and Separ America partially offset by payments on notes payable of $2.0 million and a reduction of a contingent liability by $0.8 million.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $8.2 million available to borrow on the revolving credit facility at June 30, 2022. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. In addition, see Note 8 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At June 30, 2022, the Company has secured performance and payment bonds in the amount of $8.2 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Critical Accounting Policies

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions which affect amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate the accounting policies and estimates that are used to prepare financial statements. Management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below. On a regular basis, critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Revenue Recognition: We recognize revenue with respect to customer orders when our obligations under the contract terms are satisfied and control of the product transfers to the customer, typically upon shipment. Revenue from certain contracts in the Commercial Air Handling Equipment segment is accounted for over time, when products are manufactured or services are performed, as control transfers under these arrangements. We follow the input method, as we have determined that it allows us to make reasonably reliable estimates of revenue and costs of a contract.

Allowance for Obsolete and Slow-Moving Inventory: Inventories are valued using the first-in, first-out (“FIFO”) method; stated at the lower of cost or net realizable value; and are reduced by an allowance for obsolete and slow-moving inventories. The allowance is estimated based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on allowances required.

Business Combinations: Business combinations are accounted for using the purchase method of accounting under ASC 805, “Business Combinations.” This method requires the Company to record assets and liabilities of the businesses acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Determining the fair value requires management to make estimates and assumptions including discount rates, rates of return on assets, and long-term sales growth rates.

Goodwill and Indefinite Lived Intangible Assets: As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its annual impairment test for goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. For 2021 management performed qualitative and quantitative testing for each individual company with a goodwill balance other than those companies that were newly acquired within one year.

Our goodwill impairment analysis utilizes a qualitative approach comparing carrying amount of the reporting unit to its estimated fair value. To the extent that the qualitative approach indicates that it is more likely than not that the carrying amount is less than its fair value, we apply a quantitative approach as a secondary step. In applying the quantitative approach, we use an income approach to estimate the fair value of the reporting unit. The income approach uses a number of factors, including future business plans and actual and forecasted operating results. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for the operating company. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual company. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate reasonable assumptions into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

In conducting our 2021 annual impairment analysis, we determined that the goodwill for CAD Enterprises at December 31, 2021 was $7.3 million. In our qualitative assessment of CAD Enterprises, we noted a decline in revenue from $30.1 million in 2019 to $18.9 million in 2020 and $18.3 million in 2021 and a decline in after-tax income margin from 5.8% in 2019 to -4.6% in 2020 and -0.5% in 2021, and thus determined to conduct a quantitative assessment of CAD Enterprises. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 9 percent, and thus no impairment existed at December 31, 2021. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. Our revenue growth rate for the 9-year period in the discounted cash flow model was 10.5% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the company’s largest customer, our previous revenue history including actual revenues of $30.1 million in 2019 before the onset of the COVID-19 pandemic, and a continued business rebound in the aerospace industry. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic. In 2019, CAD Enterprises earned an after-tax income margin of 5.8%. The discounted cash flow model used to estimate fair value assumes an after-tax income margin of 6.0% in 2026, or year 5 of the forecast period and expanding margins to 6.4% in the terminal year. This is based on management’s assessment of our ability to grow SG&A expenses at a slower rate than revenues as the company achieves more scale. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Potential events and circumstances including global conflicts, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Income Taxes: In accordance with ASC 740, “Income Taxes” (“ASC 740”), we account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rates. As a result, our actual annual effective income tax rates and related income tax liabilities may differ materially from our interim estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness described below and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

REMEDIATION OF THE MATERIAL WEAKNESSES

The Company is in the process of remediating the material weakness in order to strengthen internal controls at CAD, MPI and Federal Hose. The remediation plan includes the following:

• Hiring and training additional qualified personnel, new controllers were hired at CAD, MPI and Federal Hose;

• Ongoing enhancement of the timeliness, formality and rigor of CAD’s process for costing work-in-process inventory, including its process for assigning, inputting, recording and reviewing raw material costs and other standard costs;

• Ongoing enhancement of CAD’s training of employees with respect to appropriately and consistently recording direct labor time;

• Implementing a new accounting system at CAD that has certain built-in internal controls; and

• Ongoing enhancement of the training of financial personnel at MPI and Federal Hose, and the timeliness, formality and rigor of processes at MPI and Federal Hose with respect to regular reconciliation of cash accounts with bank statements.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the remediation efforts with regard to the material weaknesses described above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 10th day of August, 2022, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Accounting and Financial Officer)