Form 10-Q
period 2022-09-30
CRAWFORD UNITED Corp
filed 2022-11-09
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 22, 2022, 2,744,239 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,157,591	$1,494,415
Accounts receivable less allowance for doubtful accounts	21,874,526	18,387,744
Contract assets	1,998,936	2,111,057
Inventories-less allowance for obsolete inventory	21,521,062	16,585,437
Investments	982,805	1,518,244
Refundable tax asset	414,821	1,316,595
Prepaid expenses and other current assets	1,264,750	1,112,068
Total Current Assets	50,214,491	42,525,560
Property, plant and equipment, net	15,533,758	15,609,202
Operating right of use asset, net	8,388,087	8,998,776
OTHER ASSETS:
Goodwill	16,157,277	14,404,618
Intangibles, net of accumulated amortization	9,829,712	9,336,564
Other non-current assets	113,859	88,591
Total Non-Current Other Assets	26,100,848	23,829,773
Total Assets	$100,237,185	$90,963,311

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$1,855,065	$2,946,885
Bank debt – current	444,445	1,444,444
Leases payable – current	1,654,706	1,241,681
Accounts payable	14,635,216	11,460,364
Unearned revenue	4,550,971	2,881,535
Contingent liability – short term	750,000	750,000
Accrued expenses	3,313,905	3,136,690
Total Current Liabilities	27,204,308	23,861,599
LONG-TERM LIABILITIES:
Notes payable	2,036,106	4,275,377
Bank debt	20,820,499	16,175,436
Leases payable	6,972,093	7,985,628
Contingent liability – long-term	-	750,000
Deferred income taxes	3,275,370	3,275,370
Total Long-Term Liabilities	33,104,068	32,461,811
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,791,449 issued at September 30, 2022 and 2,720,787 issued at December 31, 2021	7,331,756	5,393,823
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at September 30, 2022 and December 31, 2021	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,121,822)	(1,981,113)
Class A common shares – 47,210 shares held at September 30, 2022 and 41,844 shares held at December 31, 2021
Class B common shares – 182,435 shares held at September 30, 2022 and December 31, 2021
Retained earnings	31,511,452	28,019,768
Total Stockholders' Equity	39,928,809	34,639,901
Total Liabilities and Stockholders' Equity	$100,237,185	$90,963,311

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total Sales	$32,189,623	$26,397,857	$95,094,396	$76,841,745
Cost of Sales	25,879,820	21,000,148	75,649,696	59,660,823
Gross Profit	6,309,803	5,397,709	19,444,700	17,180,922

Operating Expenses:
Selling, general and administrative expenses	4,310,125	3,528,928	13,672,173	10,866,884
Operating Income	1,999,678	1,868,781	5,772,527	6,314,038

Other (Income) and Expenses:
Interest charges	331,156	236,535	746,237	693,850
Other (income) expense, net	(93,676)	140,846	27,331	(1,134,627)
Total Other (Income) and Expenses	237,480	377,381	773,568	(440,777)
Income before Provision for Income Taxes	1,762,198	1,491,400	4,998,959	6,754,815

Provision for Income Taxes	507,653	293,523	1,507,275	1,166,216
Net Income	$1,254,545	$1,197,877	$3,491,684	$5,588,599

Net Income Per Common Share - Basic	$0.36	$0.35	$1.01	$1.64

Net Income Per Common Share - Diluted	$0.36	$0.35	$1.01	$1.64

Weighted Average Shares of Common Stock Outstanding
Basic	3,476,087	3,408,906	3,458,437	3,403,609
Diluted	3,476,087	3,409,819	3,458,437	3,404,507

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended September 30, 2022 and 2021

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2022	$7,311,949	$1,465,522	$1,741,901	$(2,121,822)	$30,256,907	$38,654,457
Share-based compensation expense	19,807	-	-	-	-	19,807
Net Income	-	-	-	-	1,254,545	1,254,545
Balance at September 30, 2022	$7,331,756	$1,465,522	$1,741,901	$(2,121,822)	$31,511,452	$39,928,809

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848
Balance at September 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2021	$5,365,581	$1,465,522	$1,741,901	$(1,979,085)	$26,757,193	$33,351,112
Share-based compensation expense	7,418	-	-	-	-	7,418
Stock awards	5,668	-	-	-	-	5,668
Net Income	-	-	-	-	1,197,877	1,197,877
Balance at September 30, 2021	$5,378,667	$1,465,522	$1,741,901	$(1,979,085)	$27,955,070	$34,562,075

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848
Balance at September 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Nine Months Ended September 30, 2022 and 2021

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Share-based compensation expense	55,921	-	-	-	-	55,921
Stock awards	882,000	-	-	-	-	882,000
Issuance for acquisition	1,000,012	-	-	-	-	1,000,012
Repurchase of shares	-	-	-	(140,709)	-	(140,709)
Net Income	-	-	-	-	3,491,684	3,491,684
Balance at September 30, 2022	$7,331,756	$1,465,522	$1,741,901	$(2,121,822)	$31,511,452	$39,928,809

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock awards	32,200	-	-	-	32,200	-
Acquisition	38,462	-	-	-	38,462	-
Repurchase of shares	-	-	5,366	-	(5,366)	-
Balance at September 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	37,419	-	-	-	-	37,419
Stock awards	385,544	-	-	-	-	385,544
Issuance for acquisition	1,059,000	-	-	-	-	1,059,000
Repurchase of shares	-	-	-	(41,033)	-	(41,033)
Net Income	-	-	-	-	5,588,599	5,588,599
Balance at September 30, 2021	$5,378,667	$1,465,522	$1,741,901	$(1,979,085)	$27,955,070	$34,562,075

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock awards	23,700	-	-	-	23,700	-
Acquisition	60,000	-		-	60,000	-
Stock conversion	40,000	(40,000)	-	-	40,000	(40,000)
Repurchase of shares	-	-	2,262	-	(2,262)	-
Balance at September 30, 2021	2,718,787	914,283	41,729	182,435	2,677,058	731,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$3,491,684	$5,588,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,800,279	2,233,267
Unrealized loss (gain) on investments in equity securities	535,439	265,941
Forgiveness of PPP loan	-	(1,453,837)
Amortization of right of use assets	1,054,699	798,569
Loss on disposal of assets	15,370	-
Non-cash share-based compensation expense	937,921	422,962
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(2,858,971)	(4,406,610)
Decrease (Increase) in inventories	(3,877,729)	(2,547,675)
Decrease (Increase) in contract assets	112,121	1,526,546
Decrease (Increase) in prepaid expenses & other assets	(82,071)	(227,059)
Increase (Decrease) in accounts payable	2,598,799	1,004,760
Increase (Decrease) in lease liability	(600,510)	(829,667)
Increase (Decrease) in accrued expenses	749,110	(1,240,645)
Increase (Decrease) in unearned revenue	1,293,953	2,727,653
Total adjustments	2,678,409	(1,537,962)
Net Cash Provided by Operating Activities	$6,170,094	$3,862,804
Cash Flows from Investing Activities
Cash paid for business acquisitions	(4,331,739)	(7,376,740)
Sale of equity securities	-	123,069
Capital expenditures	(533,581)	(2,298,213)
Net Cash (Used in) Investing Activities	$(4,865,320)	$(9,551,884)
Cash Flows from Financing Activities
Payments on notes	(3,331,091)	(2,014,950)
Payments on bank debt	(4,535,000)	(4,773,903)
Borrowings on bank debt	8,115,202	8,916,367
Payments on contingent liability	(750,000)	-
Share repurchase	(140,709)	(41,033)
Net Cash Provided by (Used in) Financing Activities	$(641,597)	$2,086,481
Net Increase (decrease) in cash and cash equivalents	663,176	(3,602,599)
Cash and cash equivalents at beginning of period	1,494,415	6,194,276
Cash and cash equivalents at end of period	$2,157,591	$2,591,678
Supplemental disclosures of cash flow information
Interest Paid	$736,334	$559,299
Supplemental disclosures of noncash financing and investing activity
Forgiveness of PPP loan	$-	$1,453,837
Additions to ROU assets obtained from new operating lease liabilities	$380,298	$-
Issuance of Class A common shares in business acquisition	$1,000,012	$1,059,000

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2022

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

During the nine-month period ended September 30, 2022, there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

New Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022.The Company is in the process of analyzing the impact to its consolidated financial statements.

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

* Stock: The stock market value is based on valuation of market quotes from independent active market sources, and is considered a level 1 investment.

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $38,288 and $75,930 at September 30, 2022 and December 31, 2021, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	September 30,	December 31,
	2022	2021
Raw materials and component parts	$3,478,146	$3,904,865
Work-in-process	1,877,664	3,949,647
Finished products	16,724,566	9,183,532
Total inventory	$22,080,376	$17,038,044
Less: inventory reserves	559,313	452,607
Net inventory	$21,521,062	$16,585,437

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

For the identified reporting units, impairment testing was performed as of December 31, 2021 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated the fair value exceeded carrying value for all reporting units tested. As a result of the impairment testing performed as of December 31, 2021, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated their assessment during the first nine months of 2022 and validated the assumptions used in the analyses performed as of December 31, 2021 and determined that the resulting conclusions remained appropriate as of September 30, 2022.

Goodwill increased by $1.8 million from $14.4 million at December 31, 2021 to $16.2 million at September 30, 2022. The increase in Goodwill was driven by the addition of $1.9 million of Goodwill related to the acquisitions in the Industrial and Transportation Products segment of Knitting Machinery Company of America in the second quarter of 2022 and of Reverso Pumps and Separ America in the first quarter of 2022, partially offset by a decrease of $0.1 million related to a purchase accounting adjustment to Goodwill for Global-Tek Manufacturing and Global-Tek Colorado, also in the Industrial and Transportation Products segment. Goodwill by reportable segment is as follows:

	September 30,	December 31,
	2022	2021
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$13,926,362	$11,027,596
Acquisitions	1,922,513	2,898,766
Adjustments	(169,854)	-
Ending Balance	$15,679,021	$13,926,362

Total Company:
Beginning Balance	$14,404,618	$11,505,852
Acquisitions	1,922,513	2,898,766
Adjustments	(169,854)	-
Ending Balance	$16,157,277	$14,404,618

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	September 30,	December 31,
	2022	2021
Customer list intangibles	$9,316,000	$8,741,000
Non-compete agreements	200,000	200,000
Trademarks	4,474,149	3,599,149
Total intangible assets	13,990,149	12,540,149
Less: accumulated amortization	4,160,437	3,203,585
Intangible assets, net	$9,829,712	$9,336,564

Amortization of intangibles assets was: $316,729 and $229,817 for the three months ended September 30, 2022 and 2021, respectively and $956,853 and $653,733 for the nine months ended September 30, 2022 and 2021, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	September 30,	December 31,
	2022	2021
Land	$231,034	$231,034
Buildings and improvements	3,259,845	2,961,431
Machinery & equipment	22,971,968	21,612,759
Total property, plant & equipment	26,462,847	24,805,224
Less: accumulated depreciation	10,929,089	9,196,022
Property plant & equipment, net	$15,533,758	$15,609,202

Depreciation expense was $597,320 and $511,046 for the three months ended September 2022 and 2021, respectively and $1,778,566 and $1,535,870 for the nine months ended September 30, 2022 and 2021, respectively. There was a $1.0 million reclassification from inventory to machinery and equipment during the three months ended September 30, 2022.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are summarized in the table below:

			UNREALIZED	REALIZED
	BALANCE	ACQUISITIONS,	GAINS	GAINS	BALANCE
	AT	DISPOSITIONS	(LOSSES)	INCLUDED	AT END
	BEGINNING	AND	INCLUDED	IN	OF
	OF YEAR	SETTLEMENTS	IN EARNINGS	EARNINGS	PERIOD
For the year ended December 31, 2021	$1,534,400	$19,698	$(188,615)	$152,761	$1,518,244

Year-to-date September 30, 2022	1,518,244	-	(535,439)	-	982,805

Investments by fair value level in the hierarchy as of September 30, 2022 and December 31, 2021 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of September 30, 2022	$982,805	$-	$-	$982,805
Common stock as of December 31, 2021	$1,518,244	$-	$-	$1,518,244

8.  BANK DEBT

The Company is party to a Credit Agreement with JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $30,000,000 and a term A loan in the amount of $6,000,000. The revolving facility matures June 1, 2024 and the term A loan matures December 1, 2022. Outstanding borrowings on the term A loan are payable in consecutive monthly installments, which currently amount to $111,111 per month and a final payment of $222,223 on the December 1, 2022 maturity date.

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

Bank debt balances consist of the following:

	September 30,	December 31,
	2022	2021
Term debt	$444,445	$1,444,444
Revolving debt	20,891,695	16,311,493
Total Bank debt	21,336,140	17,755,937
Less: current portion	444,445	1,444,444
Non-current bank debt	20,891,695	16,311,493
Less: unamortized debt costs	71,196	136,057
Net non-current bank debt	$20,820,499	$16,175,436

The Company had $9.1 million and $13.7 million available to borrow on the revolving credit facility at September 30, 2022 and December 31, 2021, respectively.

9.     NOTES PAYABLE

Notes Payable – Related Party

The Company had two separate outstanding promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in  July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in  July 2018 in connection with acquisition of CAD Enterprises, Inc. (“CAD”). The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each had an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the  July 2018 amendments.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD. Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note”), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”). The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”). The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note. Payment of the Seller Note is secured by a second-priority security interest in the assets of CAD. Interest accrued on the original principal amount is due and payable in arrears on the first day of each calendar quarter up to and including June 30, 2023. The Company is required to make quarterly principal payments, the amount of which is calculated based on a four (4) year amortization schedule, on the last day of each calendar quarter up to and including the Maturity Date. The holders of the Seller Note and the Company agreed to defer the quarterly principal payment due June 30, 2020 until June 30, 2022. An additional voluntary prepayment of principal in the amount of $0.6 million was made on September 30, 2022.

Notes payable consists of the following:

	September 30, 2022	December 31, 2021
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	$2,766,171	$3,284,762
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the seller, payable in quarterly installments beginning September 30, 2018.	1,125,000	3,937,500
Total notes payable	3,891,171	7,222,262
Less current portion	1,855,065	2,946,885
Notes payable – non-current portion	$2,036,106	$4,275,377

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$8,388,087	$8,998,776

Other current liabilities	1,654,706	1,241,681
Operating lease liabilities	6,972,093	7,985,628
Total operating lease liabilities	$8,626,799	$9,227,309
Weighted Average Remaining Lease Term
Operating Leases (in years)	9.0	9.0
Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021

Earnings Per Share - Basic
Net Income	$1,254,545	$1,197,877	$3,491,684	$5,588,599
Weighted average shares of common stock outstanding - Basic	3,476,087	3,408,906	3,458,437	3,403,609
Earnings Per Share - Basic	$0.36	$0.35	$1.01	$1.64

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,476,087	3,408,906	3,458,437	3,403,609
Warrants, Options and Convertible Notes	-	913	-	898
Weighted average shares of common stock -Diluted	3,476,087	3,409,819	3,458,437	3,404,507
Earnings Per Share - Diluted	$0.36	$0.35	$1.01	$1.64

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

Effective March 1, 2021, MTA Acquisition Company, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the membership interests of Global-Tek-Manufacturing LLC, a Puerto Rico limited liability company (“Global-Tek Manufacturing”) and specialist in machining parts from wrought, rounds, castings or extrusions and providing in house anodizing and other finishing and assembly operations and substantially all of the assets of Machining Technology L.L.C., a Colorado limited liability company (“Global-Tek Colorado”) with CNC machining capability, pursuant to a Membership Interest and Asset Purchase Agreement entered into March 2, 2021 and effective as of March 1, 2021. The stock and assets were transferred and assigned to MTA in exchange for approximately $4.9 million in cash and the repayment of remaining outstanding indebtedness and transaction costs totaling $1.4 million, subject to customary post-closing adjustments. The Purchase Agreement also includes a post-closing “earnout” that provides for up to an aggregate of $1.5 million in additional consideration to the certain sellers (up to $750,000 per year) if specified performance targets are met in the two years following closing. If earned, the additional consideration is payable in cash or, at the election of each such seller, in Company common shares up to a maximum aggregate amount of 61,475 shares.

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

Goodwill and Intangible Assets

Goodwill has an assigned value of $1.9 million and represents the expected synergies generated by combining the operations of Global-Tek Colorado, Global-Tek-Manufacturing and the Company. The Company utilizes machined parts for customers in the Industrial and Transportation Products segment and the acquisition of Global-Tek Colorado and Global-Tek-Manufacturing allows the Company to strengthen its supply chain. Intangible asset, trademark has an assigned value of $1.2 million which represents the expected value of the Global-Tek trade name in the market. Intangible asset, customer list has an assigned value of $1.0 million which represents the expected value of the list of the customers of Global-Tek to the Company.

Contingent Consideration

Global-Tek had a contingent consideration of $1.5 million as of the acquisition date which represented $750 thousand of additional consideration per year for a period of two years following the acquisition date if specified performance targets were met. The additional consideration will be earned if Global-Tek achieves specified profitability targets and is payable either in cash or in common shares of the Company up to an aggregate maximum amount of 61,475 shares. The first year performance target has been achieved by Global-Tek and was paid out in the second quarter of 2022 in the cash amount of $750 thousand. The remaining maximum amount of the payment is the greater of the value of 30,736 comon shares of the Company and $750 thousand. The range of estimates for the outcome of the remaining contingent consideration is between $0 and approximately $750 thousand.

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

Intangible Assets

Intangible assets, customer list has an assigned value of $0.5 million which represents the expected value of the list of the customers of Emergency Hydraulics to the Company.

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

Cash Consideration Transferred	$250,000
Fair Value of Stock Consideration	1,000,012
Total Consideration	$1,250,012

Cash	$100,000
Accounts Receivable	155,932
Inventory	664,861
Fixed Assets	164,123
Intangible Assets	150,000
Goodwill	424,261
Total Assets Acquired	$1,659,177

Accounts Payable	$33,694
Deferred Revenue	375,471
Total Liabilities Assumed	$409,165
Total Fair Value	$1,250,012

Acquisition transaction costs incurred were:	$30,479

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

Sales and Net Income for the Acquired Companies

Sales and net income information for the acquired companies, including Komtek Forge LLC (“Komtek”), Global-Tek Manufacturing LLC and Global-Tek Colorado LLC (“Global-Tek”), Emergency Hydraulics LLC (“EH”), Reverso Pumps LLC (“Reverso Pumps”), Separ America LLC (“Separ America”) and Knitting Machinery Company of America LLC (“Knitting Machinery”) since the respective acquisition dates for the nine months ended September 30, 2022 and 2021 are provided below.

	Nine Months ended		Nine Months ended
	September 30, 2022		September 30, 2021
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Komtek (acquired January 15, 2021)	$6,592,926	351,173	$5,052,649	$202,903
Global-Tek (acquired March 1, 2021)	4,883,279	(540,931)	7,209,950	1,388,401
EH (acquired July 1, 2021)	1,088,372	97,375	268,102	19,549
Reverso Pumps (acquired January 10, 2022)	3,930,057	663,070	-	-
Separ America (acquired January 10, 2022)	1,440,788	247,346	-	-
Knitting Machinery (acquired May 1, 2022)	818,108	73,195	-	-
Subtotal Acquired Companies	$18,753,530	891,228	12,530,701	1,610,853

All Other Companies	76,340,866	2,600,456	64,311,044	3,977,746
Total	$95,094,396	$3,491,684	$76,841,745	$5,588,599

13. SEGMENT AND RELATED INFORMATION

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment, (2) Industrial and Transportation Products. The identification of our operating segments is based on guidance in ASC 280-10-50-1. The Company's management evaluates segment performance based primarily on operating income. Interest expense directly related to financing the acquisition of a business is allocated to that respective segment.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses. Beginning in 2022, the Company ceased allocating corporate costs to the respective segments.

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment engage in business activities from which they may recognize revenues and incur expenses, including revenue and expenses relating to transactions with other components of the Company. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by our chief operating decision maker and is considered in making decisions about resources to be allocated to the segment in assessing its performance. Financial information for both segments is available in internal financial statements that are prepared on a monthly basis.

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

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended September 30, 2022
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$11,485,339	$20,704,284	$-	$32,189,623
Gross Profit	2,558,998	3,750,805	-	6,309,803
Operating Income	1,522,819	1,132,485	(655,626)	1,999,678
Pretax Income	1,522,819	986,173	(746,794)	1,762,198
Net Income	1,088,816	699,678	(533,949)	1,254,545

	Three Months Ended September 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$8,854,347	$17,543,510	$-	$26,397,857
Gross Profit	1,420,320	3,977,389	-	5,397,709
Operating Income	291,729	1,603,125	(26,073)	1,868,781
Pretax Income	297,692	1,734,115	(540,407)	1,491,400
Net Income	223,269	1,379,982	(405,374)	1,197,877

	Nine Months Ended September 30, 2022
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$34,888,594	$60,205,802	$-	$95,094,396
Gross Profit	7,641,794	11,802,906	-	19,444,700
Operating Income	4,467,716	4,254,106	(2,949,295)	5,772,527
Pretax Income	4,467,716	3,916,265	(3,385,022)	4,998,959
Net Income	3,194,417	2,717,548	(2,420,281)	3,491,684

	Nine Months Ended September 30, 2021
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$27,591,991	$49,249,754	$-	$76,841,745
Gross Profit	5,681,179	11,499,037	706	17,180,922
Operating Income	2,182,452	4,687,388	(555,802)	6,314,038
Pretax Income	2,188,415	4,417,620	148,780	6,754,815
Net Income	1,641,311	3,471,748	475,540	5,588,599

14. SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at September 30, 2022 and December 31, 2021, results of operations for the three and nine month periods ended September 30, 2022 and 2021, and cash flows for the three and nine month periods ended September 30, 2022 and 2021, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The coronavirus (COVID-19) pandemic has disrupted our operations and affected our business, and may continue to do so, due to many factors, including imposition by government authorities of mandatory closures, work-from-home orders and social distancing protocols, increased employee absenteeism due to illness and/or quarantine requirements, and other restrictions that could materially adversely affect our ability to adequately staff and maintain our operation. The COVID-19 pandemic has also disrupted, and may continue to disrupt, our operations and facilities and to provide personal protective equipment for our employees. There may also be long-term negative effects on the economic well being of our customers and in the economies of affected countries. Even as government restrictions have been lifted and economies gradually reopened, the shape of the economic recovery remains uncertain and may continue to negatively impact our results of operations, cash flows and financial position in subsequent quarters.

Items Affecting the Comparability of our Financial Results

The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC “Komtek”), in Worcester, Massachusetts on January 15, 2021.

The Company purchased all of the membership interests of Global-Tek Manufacturing LLC (“Global-Tek Manufacturing”) in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology L.L.C. (“Global-Tek Colorado”), in Longmont, Colorado on March 2, 2021. Global-Tek Manufacturing and Global-Tek Colorado are collectively referred to as “Global-Tek”.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the three and nine-month periods ended on September 30, 2022 include the added results of operations of Emergency Hydraulics, Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the three and nine-month periods ended September 30, 2021 do not include the results of operations of Reverso Pumps, Separ America and Knitting Machinery and also do not include a full nine months of results for Komtek, Emergency Hydraulics, Global-Tek Manufacturing and Global-Tek Colorado in the Industrial and Transportation Products segment.

Results of Operations – Three Months Ended September 30, 2022 and 2021

Sales for the quarter ended September 30, 2022 (“current quarter”) increased to $32.2 million, an increase of approximately $5.8 million or 22.0% from sales of $26.4 million during the same quarter of the prior year. The increase in sales for the quarter ended September 30, 2022 was driven by increased sales from the acquisitions of Reverso and Separ America of $1.8 million and Knitting Machinery of $0.2 million. Additionally, there was increased demand for products sold by Air Enterprises of $2.6 million, MPI of $1.8 million, Komtek of $1.0 million, Federal Hose of $0.6 million and Emergency Hydraulics of $0.2 million. These increases were partially offset by a decline in demand of $1.2 million attributable to Global-Tek Manufacturing and Global-Tek Colorado, CAD Enterprises of $1.4 million and Data Genomix of $0.2 million.

Cost of sales for the current quarter was $25.9 million compared to $21.0 million, an increase of $4.9 million or 23.3% from the same quarter of the prior year.  Gross profit was $6.3 million in the current quarter compared to $5.4 million, an increase of $0.9 million from the same quarter of the prior year.  The increase in cost of sales and gross profit was primarily attributable to the impact of the acquisitions of Reverso and Separ America and Knitting Machinery in addition to greater demand for products sold by Air Enterprises, MPI and Federal Hose partially offset by a decrease in cost of sales and gross profit for Global-Tek Manufacturing and Global-Tek Colorado and CAD Enterprises.

Selling, general and administrative expenses (SG&A) in the current quarter were $4.3 million, or 13.4% of sales, compared to $3.5 million, or 13.4% of sales in the same quarter of last year. Selling, general and administrative expenses were flat as a percentage of sales, notwithstanding increased costs, due primarily to increased control over spending partially offset by an additional $0.5 million of Selling, general and administrative expenses in the current quarter as a result of the acquisitions of Reverso Pumps, Separ America and Knitting Machinery.

Interest charges in the current quarter were approximately $0.3 million compared to $0.2 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $25.9 million and 4.1% respectively, compared to $26.3 million and 2.9% in the same period of last year.

Other income, net was $0.1 million in the current quarter compared to other expense, net of $0.1 million in the same quarter of the prior year.  The increase in other income, net is driven by a loss of $0.1 million in the quarter related to investments in marketable securities partially offset by other income of $0.2 million driven primarily by incentives at Global-Tek compared to a loss of $0.3 million related to investments in marketable securities and $0.1 million of transaction costs partially offset by other income of $0.3 million related to business development incentives at Global-Tek in the same period of last year.

Income tax expense in the current quarter was $0.5 million compared to $0.3 million in the same quarter of the prior year. Tax expense is higher compared to the same quarter of the prior year because of higher pre-tax income and because a higher expected state tax rate was used in the current quarter.

Net income in the current quarter was $1.3 million or $0.36 per diluted share as compared to net income of $1.2 million or $0.35 per diluted share for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended September 30, 2022 increased to $11.5 million, an increase of approximately $2.6 million or 29.2% from sales of $8.9 million during the same period of the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Cost of sales in the Commercial Air Handling Equipment segment for the current quarter was $8.9 million compared to $7.4 million in the prior year, an increase of $1.5 million or 20.3%. Gross profit was $2.6 million in the current quarter compared to $1.4 million in the same period of last year, an increase of $1.2 million. Cost of sales as a percentage of sales was 77.7% in the current quarter compared to 84.0% in the prior year. The decrease in cost of sales as a percentage of sales in the current quarter was primarily attributable to cost savings and lower input costs in the current period compared to prior year.

Selling, general and administrative expenses (SG&A) in the Commercial Air Handling Equipment segment in the current quarter were $1.0 million, or 9.0% of sales, compared to $1.1 million, or 12.7% of sales, in the prior year.

There was no interest charge in the Commercial Air Handling Equipment segment for the current quarter or the same quarter of the prior year because there was no outstanding debt attributable to this segment during those periods.

Income tax expense in the Commercial Air Handling Equipment segment in the current quarter was $0.4 million compared to $0.1 million in the prior year an increase of $0.3 million that was primarily attributable to an increase in income before taxes.

Net income in the Commercial Air Handling Equipment segment for the current year was $1.1 million compared to net income of $0.2 million in the prior year due primarily to the factors noted above.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the current quarter increased to $20.7 million, an increase of approximately $3.2 million or 18.3% from sales of $17.5 million during the same quarter of the prior year. This increase was primarily driven by sales from the acquisitions of Reverso and Separ America of $1.8 million and the acquisition of Knitting Machinery of $0.2 million in addition to increased sales by Emergency Hydraulics of $0.2 million, MPI of $1.8 million, Komtek Forge of $1.0 million, Federal Hose of $0.6 million and Emergency Hydraulics of $0.2 million. These increases were partially offset by a decline in demand of $1.2 million attributable to Global-Tek Manufacturing and Global-Tek Colorado, $1.4 million attributable to CAD Enterprises and $0.2 million attributable to Data Genomix.

Cost of sales in the Industrial and Transportation Products segment for the current quarter was $17.0 million compared to $13.6 million in the prior year, an increase of $3.4 million or 25.0%. Gross profit was $3.8 million in the current quarter compared to $4.0 million in the same period of the prior year, a decrease of $0.2 million. The increase in cost of sales and decrease in gross profit was primarily attributable to the impact of the acquisitions of Reverso and Separ of the Americas and Knitting Machinery in addition to greater demand for products sold by MPI, Federal Hose and Emergency Hydraulics offset by a decrease in gross profit for CAD Enterprises, Global-Tek Manufacturing and Global-Tek Colorado.

Selling, general and administrative expenses (SG&A) in the Industrial and Transportation Products segment in the current quarter were $2.6 million, or 12.6% of sales, compared to $2.4 million, or 13.5% of sales, in the same quarter of the prior year. Selling, general and administrative expenses decreased as a percentage of sales, notwithstanding increased costs, due primarily to increased control over spending partially offset by an additional $0.5 million of Selling, general and administrative expenses in the current quarter as a result of the acquisitions of Reverso Pumps, Separ America and Knitting Machinery.

Interest charges in the current quarter were approximately $0.3 million compared to $0.2 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $25.9 million and 4.1% respectively, compared to $26.3 million and 2.9% in the same period of last year.

Other income, net in the Industrial and Transportation Products segment was $0.1 million in the current year compared to $0.1 million of other income, net in the same period of the prior year.

Income tax expense in the current quarter was $0.3 million compared to $0.4 million in the same quarter of the prior year. Tax expense is lower compared to the same quarter of the prior year primarily driven by the decrease in pre-tax income.

Net income in the Industrial and Transportation Products segment for the current quarter was $0.7 million compared to net income of $1.4 million in the same period of the prior year due primarily to the factors noted above.

Results of Operations – Nine Months Ended September 30, 2022 and 2021

Sales for the nine months ended September 30, 2022 increased to $95.1 million, an increase of approximately $18.3 million or 23.8% from sales of $76.8 million during the same period of the prior year. This increase in sales was primarily attributable to the impact of the acquisitions of Reverso Pumps, Separ America and Knitting Machinery in addition to a full nine months of earnings from Komtek as compared to the same period last year. Specifically, the increase in sales was driven by increased sales from the acquisitions of Reverso Pumps and Separ America ($5.2 million) and Knitting Machinery ($0.8 million), in addition to increased revenue from Komtek ($1.5 million) and Emergency Hydraulics ($0.8 million), and a $14.2 million increase attributable to recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased for Air Enterprises, Federal Hose, Data Genomix and MPI. These increases were partially offset by a decline in demand of $4.5 million attributable collectively to Global-Tek Manufacturing and Global-Tek Colorado and CAD Enterprises.

Cost of sales for the nine-month period ended September 30, 2022 was $75.6 million compared to $59.7 million, an increase of $15.9 million or 26.8% from the same period of the prior year.  Gross profit was $19.4 million in the nine-month period ended September 30, 2022 compared to $17.2 million, an increase of $2.2 million from the same period of the prior year.  The increase in cost of sales and gross profit was primarily attributable to the impact of the acquisitions of Knitting Machinery, Emergency Hydraulics, Reverso Pumps and Separ America, in addition to a full nine months of earnings in 2022 from Komtek, and Global-Tek Manufacturing and Global-Tek Colorado. In addition, cost of sales for Air Enterprises increased from $21.9 million in the first nine months of 2021 to $27.2 million in the nine months ended September 30, 2022, an increase of $5.3 million or 24.4% driven by increased demand for its products.

Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2022 were $13.7 million, or 14.4% of sales, compared to $10.9 million, or 14.1% of sales in the same period of last year. Selling, general and administrative expenses increased due to $0.9 million of stock awards that were granted in the current nine months compared to $0.4 million of stock awards during the same period of last year. An additional $1.3 million of Selling, general and administrative expenses in the current nine month period were a result of the acquisitions of Reverso Pumps and Separ America, in addition to a full nine months of expenses in 2022 for Komtek and Global-Tek.

Interest charges in the nine months ended September 30, 2022 were approximately $0.7 million compared to $0.7 million in the same period of the prior year. The interest expense was flat due to similar levels of floating rate bank debt and similar average interest rates. Average total debt (including notes) and average interest rates for the most recent nine-month period were $27.0 million and 3.2% compared to $26.6 million and 3.0% in the same period of last year.

Other expense, net was $0.0 million in the nine-month period ended September 30, 2022 compared to $1.1 million of other income, net in the same period of the prior year.  The decrease in other income is primarily driven by the forgiveness of the Company’s $1.5 million in outstanding Payroll Protection Loans (“PPP Loans”) in full by the U.S. Small Business Administration in accordance with the terms of the CARES Act in the first quarter of 2021 as compared to no PPP Loan forgiveness in the first nine months of 2022. The forgiveness of the PPP Loans was treated as income in the first nine months of 2021.

Income tax expense in the nine-month period ended September 30, 2022 was $1.5 million compared to $1.2 million in the same period of the prior year. Tax expense was higher in the nine-month period ended September 30, 2022 compared to the same period of the prior year despite lower pre-tax income because PPP Loan forgiveness is not taxable, which contributed to a lower tax rate in 2021.

Net income for the nine-month period ended September 30, 2022 was $3.5 million or $1.01 per diluted share as compared to the net income of $5.6 million or $1.64 per diluted share for the same period of the prior year.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the nine months ended September 30, 2022 increased to $34.9 million, an increase of approximately $7.3 million or 26.4% from sales of $27.6 million during the same period of the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Cost of sales in the Commercial Air Handling Equipment segment for the nine-month period ended September 30, 2022 was $27.3 million compared to $21.9 million in the same period of the prior year, an increase of $5.4 million or 24.6%. Gross profit was $7.6 million in the nine-month period ended September 30, 2022 compared to $5.7 million in the prior year, an increase of $1.9 million. Cost of sales as a percentage of sales was 78.2% in the most recent nine months compared to 79.4% in the same period of the prior year. The decrease in cost of sales as a percentage of sales in the current year was primarily attributable to improved cost management in the most recent nine-month period compared to prior year.

Selling, general and administrative expenses (SG&A) in the Commercial Air Handling Equipment segment in the nine-month period ending September 30, 2022 were $3.2 million, or 9.1% of sales, compared to $3.5 million, or 12.7% of sales, in the same period of the prior year. The improvement in SG&A expenses as a percentage of net sales is driven by the impact of the fixed SG&A expenses over the higher revenue base in the 2022 period compared to the same period a year ago.

There was no interest charge in the Commercial Air Handling Equipment segment for the nine-month period ended September 30, 2022 or in the same period of the prior year because there was no outstanding debt attributable to this segment during those periods.

Income tax expense in the Commercial Air Handling Equipment segment in the nine-month period ended September 30, 2022 was $1.3 million compared to $0.5 million in the same period of the prior year, an increase of $0.8 million that was primarily attributable to an increase in income before taxes.

Net income in the Commercial Air Handling Equipment segment for the nine-month period ended September 30, 2022 was $3.2 million compared to net income of $1.6 million in the same period of the prior year due primarily to the factors noted above.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the nine-months ended September 30, 2022 increased to $60.2 million, an increase of approximately $11.0 million or 22.4% from sales of $49.2 million during the same period of prior year. Specifically, the increase in sales was driven by the acquisitions of Reverso Pumps and Separ America ($5.2 million) and Knitting Machinery ($0.8 million), an increase in revenue for Komtek ($1.5 million) and Emergency Hydraulics ($0.8 million), and a $6.8 million increase attributable to recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased for Federal Hose, Data Genomix and MPI. These increases were partially offset by a decline in demand of $4.5 million attributable collectively to Global-Tek Manufacturing and Global-Tek Colorado and CAD Enterprises.

Selling, general and administrative expenses (SG&A) in the Industrial and Transportation Products segment in the nine-month period ended September 30, 2022 were $7.5 million, or 12.4% of sales, compared to $6.8 million, or 13.8% of sales, in same period of the prior year. The improvement in SG&A expenses as a percentage of net sales is driven by the impact of the fixed SG&A expenses over the higher revenue base in the 2022 period compared to the same period a year ago.

The interest charge for the Industrial and Transportation Products segment for the nine-months ended September 30, 2022 was $0.7 million compared to $0.6 million in the same period of the prior year.

Other income, net in the Industrial and Transportation Products segment was $0.4 million in the nine-month period ended September 30, 2022 compared to $0.4 million of other income, net in the same period of the prior year. The other income, net was primarily attributable to Aerospace and Manufacturing grant income provided by the U.S. Department of Transportation and incentives at Global-Tek in the current nine-month period.

Income tax expense in the Industrial and Transportation Products segment in the nine-month period ended September 30, 2022 was $1.2 million compared to $0.9 million in the same period of the prior year, an increase of $0.3 million despite a decrease in income before taxes in the current period due to higher expected tax rates used in the current period.

Net income in the Industrial and Transportation Products segment for the nine-month period ended September 30, 2022 was $2.7 million compared to net income of $3.5 million in the same period of the prior year due primarily to the factors noted above.

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

The Company’s credit agreement, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility. On March 2, 2021, the Company amended its Credit Agreement to increase availability under the revolving credit facility to $30.0 million from $20.0 million. The amendment to the loan agreement provided additional flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at September 30, 2022 increased to $50.2 million from $42.5 million at December 31, 2021, an increase of $7.7 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $3.4 million; an increase in cash of $0.7 million, an increase in inventory of $4.9 million; and an increase in prepaid expenses and other assets of $0.2 million; partially offset by a decrease in refundable tax assets of $0.9 million; a decrease in investments of $0.5 million and a decrease in contract assets of $0.1 million. The increase in accounts receivable is driven by the recent acquisitions of Reverso Pumps and Separ America in addition to an increase in new billings in the Commercial Air Handling segment for certain early-stage projects that have achieved billing milestones in advance of certain production milestones per their individual contract terms. Management estimates that these new projects in the Commercial Air Handling segment will be completed in the next 6 months. The Company is carrying higher cash balances in expectation of future bulk inventory purchases.

Total current liabilities at September 30, 2022 increased to $27.2 million from $23.9 million at December 31, 2021, an increase of $3.3 million.  The increase in current liabilities is primarily driven by the following: an increase in accounts payable of $3.2 million and an increase in unearned revenue of $1.7 million partially offset by a decrease in short term notes payable of $1.1 million and a decrease in bank debt of $1.0 million.

Cash provided by operating activities for the nine months ended September 30, 2022 was approximately $6.2 million, compared to cash provided by operating activities of $3.9 million in the same period a year ago. Cash provided by operating activities for the nine-months ended September 30, 2022 is comprised of the following: net income of $3.5 million; cash provided by adjustments for non-cash items of $5.3 million; and cash used in working capital adjustments of $2.7 million. The primary drivers of decreased working capital during the current nine-month period were the increase in inventories of $3.9 million and the increase in accounts receivable of $2.9 million, partially offset by the decrease in accounts payable of $2.6 million and the decrease in deferred revenue of $1.3 million. Cash flows from operations were impacted by cash used in working capital adjustments including an increase in accounts receivable of $2.9 million in the first nine months of 2022, driven primarily by an increase of $1.6 million in the Commercial Air Handling Equipment segment and an increase of $1.3 million in the Industrial and Transportation Products segment. The $1.6 million increase in accounts receivable in the Commercial Air Handling Equipment segment was the result of an increase in new sales with high upfront billing milestones. Days sales outstanding in the Commercial Air Handling Equipment segment were 83 days in the first nine months of 2022 compared 73 days in fiscal year 2021 which management will continue to monitor but does not view as a significant change. The $1.3 million increase in accounts receivable in the Industrial and Transportation Products segment was driven primarily by an increase in days sales outstanding from 56 days in fiscal year 2021 to 75 days in the first nine months of 2022. The Company added Reverso Pumps, Separ America and Knitting Machinery in 2022 and will closely monitor days sales outstanding for the companies in this segment. The rise in days sales outstanding has a negative impact on cashflow and management will continue to monitor the trend in future periods. The Company does not have a history of failure to collect payment from its customers and believes that it is reasonable to assume that materially all of its outstanding accounts receivable will be collectible barring unforeseen circumstances.

Cash used in investing activities for the nine months ended September 30, 2022 was $4.9 million, compared to cash used in investing activities of $9.6 million in the same period a year ago. Cash used in investing activities was for the acquisitions of Knitting Machinery, Reverso Pumps and Separ America in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash used in financing activities was approximately $0.6 million for the nine months ended September 30, 2022, compared to cash provided by financing activities of $2.1 million in the same period a year ago. Cash provided by financing activities for the nine months ended September 30, 2022 was primarily related to: $8.1 million borrowings on bank debt related primarily to the acquisition of Reverso Pumps and Separ America offset by payments on bank debt of $4.5 million, payments on notes payable of $3.3 million and a reduction of a contingent liability by $0.8 million.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable. The Company had $9.1 million available to borrow on the revolving credit facility at September 30, 2022. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, the impact of the COVID-19 pandemic, currency or interest rate fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. In addition, see Note 8 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At September 30, 2022, the Company had secured performance and payment bonds in the amount of $8.2 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness described below and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore management concluded that the deficiencies represent a material weakness in internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the remediation efforts with regard to the material weaknesses described above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 9th day of November, 2022, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Accounting and Financial Officer)