Form 10-K
period 2022-12-31
CRAWFORD UNITED Corp
filed 2023-03-21
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s access of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the Registrant had 2,744,239 voting Class A Common Shares outstanding and 731,848 voting Class B Common Shares outstanding. As of such date, non-affiliates held 969,015 Class A Common Shares and 158,098 Class B Common Shares. As of June 30, 2022, based on the closing price of $21.80 per Class A Common Share on the OTC Pink Open Market, the aggregate market value of the Class A Common Shares held by such non-affiliates was approximately $21,124,527. There is no trading market in the Class B Common Shares.

As of February 18, 2023, 2,773,875 Class A Common Shares and 731,848 Class B Common Shares were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2022.

PART I

ITEM 1. BUSINESS.

General Development of Business

Crawford United was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Crawford United" as used herein mean Crawford United and its wholly-owned subsidiaries, CAD Enterprises Inc., Data Genomix LLC, Federal Hose Manufacturing LLC, Crawford AE LLC doing business as Air Enterprises, Marine Products International LLC, Komtek Forge LLC, Global-Tek-Manufacturing LLC, Global-Tek Colorado LLC, Emergency Hydraulics LLC, Knitting Machinery Company of America, LLC, Reverso Pumps LLC and Separ America LLC. Crawford United Corporation is a growth-oriented holding company providing specialty industrial products to diverse markets, including healthcare, aerospace, defense, education, transportation, and petrochemical.

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment and (2) Industrial and Transportation Products. The identification of our operating segments is based on guidance in ASC 280 “Segment Reporting”. The Company's management evaluates segment performance based primarily on operating income. Interest expense directly related to financing the acquisition of a business is allocated to that respective segment. Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses. Beginning in 2022, the Company ceased allocating corporate costs to the respective segments.

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

Corporate:

Corporate costs are aggregated here.

Sources and Availability of Raw Materials

Raw materials essential to the business segments are acquired from a large number of domestic manufacturers and some materials are purchased from European and Southeast Asian sources.

The Industrial and Transportation products segment uses various materials in the manufacture of its products. These include forgings and castings, steel fittings and hose packing consisting of silicone, cotton and copper wire. Seven suppliers provide approximately 55% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company’s Data Genomix LLC subsidiary holds a patent on technology used to facilitate highly targeted advertising to identified audience members across social media channels. Other than the names “Federal Hose”, “Marine Products International” and “CAD Enterprises”, “Global-Tek”, “Komtek Forge”, “Reverso Pumps”, and “Air Enterprises” and the FactoryBilt® and SiteBilt® registered trademarks, the Company does not have any material licenses, franchises or concessions.

Seasonality

In light of the markets served by its products, the Company does not believe that its Commercial Air Handling segment nor its Industrial and Transportation Products segment businesses are seasonal in nature.

Dependence on Customers

For the year ended December 31, 2022, sales to nine customers in the Commercial Air Handling Equipment segment were 17.0% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 22.5% of consolidated sales of the Company. For the year ended December 31, 2021, sales to nine customers in the Commercial Air Handling Equipment segment were 14% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 34% of consolidated sales of the Company. The Company has long-term contractual relationships with a large customer in the Industrial and Transportation products segment. Sales to this large customer for the year ended December 31, 2022 were 6.7% of consolidated sales of the Company compared to 11.4% of consolidated sales of the Company in prior year.

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

Number of Persons Employed

Total employment by the Company was 387 full-time employees at December 31, 2022, compared to 451 full-time employees at December 31, 2021.

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

Company Risk Factors

The COVID-19 pandemic adversely affected our operations and may continue to adversely affect our business, financial condition and liquidity.

Our business is exposed to risk from public health crises, including epidemics and pandemics such as COVID-19. The COVID-19 pandemic led to disruptions in our operations and adversely affected our business, due to many factors, including preventative measures such as imposition by government authorities of mandatory closures, work-from-home orders and social distancing protocols, increased employee absenteeism due to illness and/or quarantine requirements, and other restrictions that adversely affected our ability to adequately staff and maintain our operations and secure raw materials, components and supplies for our facilities, and adversely affected the operations of our customers. While the direct impact of COVID-19 and many of the preventative measures and adverse effects moderated in 2022, any resurgence of COVID-19 (or outbreak of any other epidemic or pandemic) or the restatement of similar preventative measures in the future could negatively impact our business, financial condition and liquidity.

Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and results of operations.

We may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the heavy-duty truck, industrial equipment, aircraft, health care, education, pharmaceutical, industrial manufacturing, agricultural, marine, and petrochemical industries are sensitive to general economic conditions. Slower global economic growth or an economic recession, inflationary economic conditions, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, public health crises, capital deficiencies and/or changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers, including having the effect of:

●

reducing demand for our products, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

●	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

●	increasing price competition in our served markets;

●	further increases in supply, freight and labor costs;

●	supply interruptions or delays, which could disrupt our ability to produce our products;

●	increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations; and

●	adversely impacting market sizes and growth rates.

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

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions packages. As the military conflict in Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions or other economic or military measures against Russia. The impact of the military conflict in Ukraine, including further economic sanctions or expanded war or military conflict, as well as potential responses to them by Russia, could adversely affect our business, supply chain, suppliers or customers.

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

Our growth depends in part on the growth of the markets which we serve. Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any economic decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial results. Certain of our businesses operate in industries that may experience seasonality or other periodic, cyclical downturns. Demand for our products is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing, new product introductions, changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

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

We are dependent on key customers.

We rely on several key customers. For the twelve months ended December 31, 2022, our ten largest customers accounted for approximately 29% of our net sales. For the twelve months ended December 31, 2021, our ten largest customers accounted for approximately 38% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

As part of our business strategy, we acquire businesses. Acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial results:

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

The military conflict in Ukraine has resulted in substantial economic sanctions by the U.S. and other countries against Russia including restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions if the conflict continues or further escalates. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company operates facilities in the United States of America and Puerto Rico. The following table provides information relative to our principal facilities as of December 31, 2022:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Akron, OH	100,000 Sq. Ft.	Used for design and manufacturing air handling units and administration	Leased through 2024, with renewal options extending through 2034.

Ceiba, Puerto Rico	11,467 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased through 2026.

Cleveland, Ohio	37,000 Sq. Ft.	Used for corporate administrative headquarters.	Owned

Eastlake, Ohio	51,520 Sq. Ft.	Used for the storage and distribution of marine hose and administration	Leased through 2027.

Longmont, Colorado	2,400 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased, through 2024.

Ocala, Florida	27,000 Sq. Ft.	Used for the storage of hydraulic hose.	Leased, through 2024.

Davie, Florida	7,010 Sq. Ft.	Used for the manufacturing, storage and distribution of fuel pump products and administration.	Leased, through 2025.

Painesville, Ohio	50,000 Sq. Ft.	Used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Phoenix, Arizona	67,000 Sq. Ft.	Used for manufacturing and precision machining of aerospace components.	Leased through 2026.

Worcester, Massachusetts	56,706 Sq. Ft.	Used for manufacturing of highly engineered forgings.	Leased through 2033.

The Company's headquarters and executive offices are located in Cleveland, Ohio. The Company's Industrial and Transportation Products segment utilizes the Phoenix, Arizona; Worcester, Massachusetts; Longmont, Colorado; Ceiba, Puerto Rico; Painesville, Ohio; Eastlake, Ohio; Ocala, Florida; and Davie, Florida properties. The Company’s Commercial Air Handling Equipment segment utilizes the Akron, Ohio property.

ITEM 3. LEGAL PROCEEDINGS.

At the time of filing this Annual Report on Form 10-K, there were no material legal proceedings pending or threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT. *

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

OFFICE	OFFICER	AGE
Chief Executive Officer	Brian E. Powers	60
Chief Financial Officer	John P. Daly	45

●*	The description of Executive Officers called for in this Item is included pursuant to the instructions to Item 401 of Regulation S-K.

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

	Fiscal year ended		Fiscal year ended
	December 31, 2022		December 31, 2021
	HIGH	LOW	HIGH	LOW
First Quarter	$32.00	$26.35	$30.15	$17.65
Second Quarter	30.00	21.01	30.00	25.13
Third Quarter	22.50	17.73	35.70	29.68
Fourth Quarter	19.88	12.25	35.00	28.65

b) HOLDERS

As of February 18, 2022, there were approximately 162 shareholders of record of the Company's outstanding Class A Common Shares and 7 holders of record of the Company's outstanding Class B Common Shares.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the year ended December 31, 2022 include the added results of operations of Emergency Hydraulics, Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the year ended December 31, 2021 do not include the results of operations of Reverso Pumps, Separ America and Knitting Machinery and also do not include a full twelve months of results for Komtek, Emergency Hydraulics, Global-Tek Manufacturing and Global-Tek Colorado in the Industrial and Transportation Products segment.

Reportable Segment Information

Refer to Part 1, Item 1. Business for descriptions of our business segments.

Results of Operations

Year Ended December 31, 2022 Compared with Year ended December 31, 2021

Sales for the year ended December 31, 2022 increased to $127.8 million, an increase of approximately $23.6 million or 22.6% from sales of $104.2 million during the prior year. This increase in sales was attributable to the impact of the acquisitions of Reverso Pumps, Separ America and Knitting Machinery in addition to a full twelve months of earnings from Komtek and Emergency Hydraulics as compared to less than twelve months in the prior year. Specifically, the increase in sales was driven by increased sales from the acquisitions of Reverso Pumps and Separ America ($7.2 million) and Knitting Machinery ($1.0 million), in addition to increased revenue from Komtek ($2.5 million) and Emergency Hydraulics ($1.0 million), and a $17.9 million increase attributable to recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased for Air Enterprises, Federal Hose, Data Genomix and MPI. These increases were partially offset by a decline in demand of $5.4 million attributable collectively to Global-Tek Manufacturing, Global-Tek Colorado and CAD Enterprises.

Cost of sales for the year ended December 31, 2022 was $100.7 million compared to $82.2 million, an increase of $18.5 million or 22.5% from the prior year.  Gross profit was $27.0 million for the year ended December 31, 2022 compared to $21.9 million, an increase of $5.1 million from 2021.  The increase in cost of sales was primarily attributable to the impact of the acquisitions of Knitting Machinery, Reverso Pumps and Separ America in addition to a full year of earnings in 2022 from Komtek and Emergency Hydraulics. In addition, cost of sales for Air Enterprises increased from $30.3 million in the year ended December 31, 2021 to $36.9 million in the year ended December 31, 2022, an increase of $6.6 million or 21.9% driven by increased demand for its products. These increases were partially offset by a decline in cost of sales of $3.0 million in the year ended December 31, 2022 compared to the prior year attributable collectively to Global-Tek Manufacturing, Global-Tek Colorado and CAD Enterprises.

Selling, general and administrative expenses (SG&A) for the year ended December 31, 2022 were $18.5 million, or 14.5% of sales, compared to $14.9 million, or 14.3% of sales in the prior year. Selling, general and administrative expenses increased due to $0.9 million of stock awards that were granted in 2022 compared to $0.4 million of stock awards during 2021. An additional $1.9 million of Selling, general and administrative expenses in 2022 were a result of the acquisitions of Reverso Pumps and Separ America and an additional $0.1 million of Selling, general and administrative expenses in the current year were a result of a full twelve months of expense for Komtek, Global-Tek Manufacturing and Global-Tek Colorado compared to less than twelve months in prior year.

Interest charges in the year ended December 31, 2022 were approximately $1.1 million compared to $0.9 million in the prior year. The interest expense increased in 2022 compared to 2021 due to higher levels of floating rate bank debt and higher average interest rates. Average total debt (including notes) and average interest rates for the year ended December 31, 2022 were $27.3 million and 3.8% compared to $26.4 million and 2.9% in 2021.

Other income, net was $0.3 million in the year ended December 31, 2022 compared to $1.3 million of other income, net in the prior year.  The decrease in other income was primarily driven by the forgiveness of the Company’s $1.5 million in outstanding Payroll Protection Loans (“PPP Loans”) in full by the U.S. Small Business Administration in accordance with the terms of the CARES Act in 2021 as compared to no PPP Loan forgiveness in 2022. The forgiveness of the PPP Loans was treated as income in 2021. The other income of $0.3 million in the year ended December 31, 2022 was driven by the write off of a contingent liability of $0.8 million related to Global-Tek Manufacturing and Global-Tek Colorado as the Company determined the second year performance target would not be achieved by Global-Tek Manufacturing and Global-Tek Colorado and no contingent consideration was payable to the sellers. The write off of the $0.8 million contingent liability in 2022 was treated as income in 2022. This income was partially offset by an increase in unrealized losses on investments from $0.2 million in the year ended December 31, 2021 to $0.9 million in 2022.

Income tax expense in the year ended December 31, 2022 was $1.2 million compared to $1.7 million in the prior year. Tax expense was lower in 2022 compared to the prior year driven primarily by the reversal of certain income tax reserves that were deemed unecessary, which contributed to a lower tax rate in 2022.

Net income for the year ended December 31, 2022 was $6.6 million or $1.89 per diluted share as compared to net income of $5.7 million or $1.66 per diluted share for the prior year.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the year ended December 31, 2022 increased to $47.6 million, an increase of approximately $9.6 million or 25.3% from sales of $38.0 million during the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Cost of sales in the Commercial Air Handling Equipment segment for the year ended December 31, 2022 was $36.9 million compared to $30.3 million in the prior year, an increase of $6.6 million or 21.9%. Gross profit was $10.8 million in the year ended December 31, 2022 compared to $7.7 million in the prior year, an increase of $3.0 million. Cost of sales as a percentage of sales was 77.4% in 2022 compared to 79.6% in the prior year. The decrease in cost of sales as a percentage of sales in 2022 was primarily attributable to improved cost management compared to the prior year.

Selling, general and administrative expenses (SG&A) in the Commercial Air Handling Equipment segment in the year ended December 31, 2022 were $4.1 million, or 8.6% of sales, compared to $4.7 million, or 12.3% of sales, in the prior year. The improvement in SG&A expenses as a percentage of net sales was driven by reduced general and administrative expenses as a result of improved cost management in the year ended December 31, 2022 compared to the prior year

There was no interest charge in the Commercial Air Handling Equipment segment for the year ended December 31, 2022 or in the prior year because there was no outstanding debt attributable to this segment during those periods.

Income tax expense in the Commercial Air Handling Equipment segment in the year ended December 31, 2022 was $1.9 million compared to $0.8 million in the prior year, an increase of $1.1 million that was primarily attributable to an increase in income before taxes.

Net income in the Commercial Air Handling Equipment segment for the year ended December 31, 2022 was $4.8 million compared to net income of $2.3 million in the prior year due primarily to the factors noted above.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the year ended December 31, 2022 increased to $80.1 million, an increase of approximately $14.0 million or 21.2% from sales of $66.1 million during the prior year. Specifically, the increase in sales was driven by the acquisitions of Reverso Pumps and Separ America ($7.2 million) and Knitting Machinery ($1.0 million), an increase in revenue for Komtek ($2.5 million) and Emergency Hydraulics ($1.0 million), and a $8.3 million increase attributable to recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased for Federal Hose, Data Genomix and MPI. These increases were partially offset by a decline in demand of $5.4 million attributable collectively to Global-Tek Manufacturing, Global-Tek Colorado and CAD Enterprises.

Cost of sales in the Industrial and Transportation Products segment for the year ended December 31, 2022 increased to $63.8 million, an increase of approximately $11.8 million or 22.8% from cost of sales of $52.0 million during the prior year. Gross profit was $16.3 million in the year ended December 31, 2022 compared to $14.2 million in the prior year, an increase of $2.1 million. Specifically, the increase in gross profit was primarily driven by the acquisitions of Reverso Pumps and Separ America ($3.6 million) and Knitting Machinery ($0.3 million), an increase for Komtek ($0.8 million) and Emergency Hydraulics ($0.3 million) and a $0.3 million increase attributable to recovery in demand as COVID-19 pandemic-related restrictions loosened and commercial activity increased for Federal Hose, Data Genomix and MPI. These increases were partially offset by a decline in demand and gross profit of $3.4 million attributable collectively to Global-Tek Manufacturing and Global-Tek Colorado and CAD Enterprises. Cost of sales as a percentage of sales was 79.7% in the most recent year compared to 78.6% in the prior year. The increase in cost of sales as a percentage of sales in the current year was primarily attributable to input costs such as steel and aluminum rising faster than sales in the most recent year compared to prior year at Global-Tek Manufacturing and Global-Tek Colorado and CAD Enterprises.

Selling, general and administrative expenses (SG&A) in the Industrial and Transportation Products segment in the year ended December 31, 2022 were $10.3 million, or 12.9% of sales, compared to $9.6 million, or 14.6% of sales, in the prior year. The improvement in SG&A expenses as a percentage of net sales was driven by the impact of the fixed SG&A expenses over the higher revenue base in 2022 compared to 2021.

The interest charge for the Industrial and Transportation Products segment for the year ended December 31, 2022 was $1.1 million compared to $0.8 million in the prior year.

Other income, net in the Industrial and Transportation Products segment was $1.1 million in the year ended December 31, 2022 compared to $0.5 million of other income, net in the same period of the prior year, an increase of $0.6 million. The increase in other income, net was primarily attributable to the write off a contingent liability of $0.8 million related to Global-Tek Manufacturing and Global-Tek Colorado because management determined that the specified performance targets likely will not be met and therefore the contingent consideration will not be earned and paid. The write off of the $0.8 million contingent liability in 2022 was treated as income in 2022

Income tax expense in the Industrial and Transportation Products segment in year ended December 31, 2022 was $1.7 million compared to $0.7 million in the prior year, an increase of $0.9 million due to higher income before taxes and higher expected tax rates used in 2022.

Net income in the Industrial and Transportation Products segment for the year ended December 31, 2022 was $4.3 million compared to net income of $3.5 million in the prior year due primarily to the factors noted above.

Liquidity and Capital Resources

As described further in Note 15 to the Company’s consolidated financial statements, effective January 10, 2022, the Company completed the Reverso Pumps and Separ America acquisitions for a purchase price of $4.2 million after post-closing adjustments based on working capital.

As described further in Note 15 to the Company’s consolidated financial statements, effective May 1, 2022, the Company completed the Knitting Machinery acquisition for a purchase price of $1.3 million after post-closing adjustments based on working capital.

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

Total current assets at December 31, 2022 increased to $48.8 million from $42.5 million at December 31, 2021, an increase of $6.3 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $3.5 million; an increase in inventory of $3.6 million; an increase in contract assets of $1.2 million; and an increase in prepaid expenses and other assets of $0.4 million; partially offset by a decrease in refundable tax assets of $1.3 million; a decrease in investments of $0.9 million; and a decrease in cash of $0.2 million. The increase in accounts receivable was driven by the acquisitions in 2022 of Reverso Pumps and Separ America in addition to an increase in new billings in the Commercial Air Handling segment for certain early-stage projects that have achieved billing milestones in advance of certain production milestones per their individual contract terms. Management estimates that these new projects in the Commercial Air Handling segment will be completed in the next 6 months. The Company is carrying lower cash balances due to improved supply chain reliability.

Total current liabilities at December 31, 2022 increased to $26.1 million from $23.9 million at December 31, 2021, an increase of $2.2 million.  The increase in current liabilities was primarily driven by the following: an increase in accounts payable of $2.6 million, an increase in unearned revenue of $1.5 million, an increase in accrued income taxes of $1.2 million and an increase in current leases payable by $0.5 million partially offset by a decrease in short term notes payable of $1.6 million, a decrease in the current portion of bank debt of $1.2 million and a decrease in contingent liabilities by $0.8 million.

Cash provided by operating activities for the year ended December 31, 2022 was approximately $8.0 million, compared to cash provided by operating activities of $1.8 million in 2021. Cash provided by operating activities for the year ended December 31, 2022 is comprised of the following: net income of $6.6 million; cash provided by adjustments for non-cash items of $4.7 million; and cash used in working capital adjustments of $3.2 million. The primary drivers of decreased working capital during 2022 were the increase in accounts receivable of $2.7 million, the increase in inventory of $2.8 million, the increase on contract assets of $1.2 million and the increase in prepaid expenses of $0.6 million, partially offset by the increase in accounts payable of $2.0 million, the increase in unearned revenue of $1.1 million, the increase in lease liability of $0.5 million and the increase in accrued expenses of $0.5 million. Cash flows from operations were impacted by cash used in working capital adjustments including an increase in accounts receivable of $2.7 million in the year ended December 31, 2022, driven primarily by an increase of $2.9 million in the Commercial Air Handling Equipment segment. This increase was the result of an increase in new sales with high upfront billing milestones. Days sales outstanding in the Commercial Air Handling Equipment segment were 77 days in the year ending December 31, 2022 compared 73 days in 2021 which management will continue to monitor but does not view as a significant change. The Industrial and Transportation Products segment days sales outstanding was unchanged at 56 days in the years ending December 31, 2021 and 2022. The Company added Reverso Pumps, Separ America and Knitting Machinery in 2022 and will closely monitor days sales outstanding for the companies in this segment. The rise in days sales outstanding has a negative impact on cashflow and management will continue to monitor the trend in future periods. The Company does not have a history of failure to collect payment from its customers and believes that it is reasonable to assume that materially all of its outstanding accounts receivable will be collectible barring unforeseen circumstances.

Cash used in investing activities for the year ended December 31, 2022 was $5.1 million, compared to cash used in investing activities of $9.5 million in the prior year. Cash used in investing activities was for the acquisitions of Knitting Machinery, Reverso Pumps and Separ America in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash used in financing activities was approximately $3.2 million for the year ended December 31, 2022, compared to cash provided by financing activities of $3.0 million in the prior year. Cash used in financing activities for the year ended December 31, 2022 was primarily related to: $8.9 million borrowings on bank debt related primarily to the acquisition of Reverso Pumps and Separ America offset by payments on bank debt of $7.1 million, payments on notes payable of $4.1 million and a payments of a contingent consideration of $0.8 million as Global-Tek Manufacturing and Global-Tek Colorado achieved its first year performance target.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable for at least the next 12 months. The Company had $10.7 million available to borrow on the revolving credit facility at December 31, 2022. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. In addition, see Note 8 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At December 31, 2022, the Company has secured performance and payment bonds in the amount of $8.2 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Critical Accounting Policies and Estimates

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

Goodwill and Indefinite Lived Intangible Assets:

As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its annual test for goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. For 2022 and 2021, management performed qualitative and quantitative testing for each individual company with a goodwill balance other than those companies that were newly acquired within one year.

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

In conducting our 2022 annual goodwill impairment analysis, we determined that the goodwill for CAD Enterprises at December 31, 2022 was $7.3 million. In our qualitative assessment of CAD Enterprises, we noted a decline in revenue from $30.1 million in 2019 to $18.9 million in 2020, $18.3 million in 2021 and $15.5 million in 2022 and a decline in after-tax income margin from 5.8% in 2019 to -4.6% in 2020, -0.5% in 2021, and -3.4% in 2022 and thus determined to conduct a quantitative assessment of CAD Enterprises. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 12.2 percent, and thus no impairment existed at December 31, 2022. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. Our revenue growth rate for the 9-year period in the discounted cash flow model was 10.2% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the company’s largest customer, a new $7.5 million incremental purchase order with this customer, our previous revenue history including actual revenues of $30.1 million in 2019 before the onset of the COVID-19 pandemic, and a continued business rebound in the aerospace industry. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic. In 2019, CAD Enterprises earned a debt-free after-tax income margin of 16.6%. The discounted cash flow model used to estimate fair value assumes a debt-free after-tax income margin of 17.3% in 2027, or year 5 of the forecast period and expanding margins to 17.5% in the terminal year. This is based on management’s assessment of our ability to grow SG&A expenses at a slower rate than revenues as the company achieves more scale. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Potential events and circumstances including global conflicts, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In conducting our 2022 annual goodwill impairment analysis, we determined that the goodwill for Global-Tek Manufacturing and Global-Tek Colorado at December 31, 2022 was $1.9 million. In our qualitative assessment of Global-Tek Manufacturing and Global-Tek Colorado, we noted a decline in revenue from $9.2 million in 2021 to $6.5 million in 2022 and a decline in after-tax income margin from 17.3% in 2021 to -3.3% in 2022 and thus determined to conduct a quantitative assessment of Global-Tek Manufacturing and Global-Tek Colorado. The quantitative assessment of Global-Tek Manufacturing and Global-Tek Colorado confirmed that the estimated fair value exceeded carrying value by 23.3%, and thus no impairment existed at December 31, 2022. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for Global-Tek Manufacturing and Global-Tek Colorado. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for Global-Tek Manufacturing and Global-Tek Colorado. Our revenue growth rate for the 9-year period in the discounted cash flow model was 6.5% per year, which reflects management’s assessment of estimated future orders for Global-Tek Manufacturing and Global-Tek Colorado based on our previous revenue history including actual revenues of $9.2 million in 10 months of operations after the acquisition in 2021 before the untimely passing of the General Manager. The assumed terminal growth rate for Global-Tek Manufacturing and Global-Tek Colorado was 3% based on management’s assessment of long-term growth rates for the Aerospace and Defense industries. The after-tax income margins used to project future margins for the company were based on the historical margins for Global-Tek Manufacturing and Global-Tek Colorado prior to the untimely passing of the General Manager. In 2021, Global-Tek Manufacturing and Global-Tek Colorado earned an debt-free after-tax income margin of 16.4%. The discounted cash flow model used to estimate fair value assumes an after-tax income margin of 6.2% in 2027, or year 5 of the forecast period and expanding margins to 7.8% in the terminal year. This is based on management’s assessment of our ability to grow SG&A expenses at a slower rate than revenues as the company achieves more scale. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Potential events and circumstances including global conflicts, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Impact of Inflation

Inflationary economic conditions have increased, and may continue to increase, the Company’s costs of producing its products. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also are significant elements of the Company’s production costs. Inflationary economic conditions increase these various costs. If the Company is unable to mitigate inflationary increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, its profitability may be adversely affected.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the moderation of the adverse effects of the COVID-19 pandemic, including the resumption of operations by the Company’s customers, loosening of public health restrictions, or any reimposed restrictions or tightening of public health restrictions which could impact the demand for the Company’s products; (b) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (c) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (d) actions that governments, businesses and individuals take in response to public health crises, such as the COVID-19 pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (e) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; (f) adverse effects from evolving geopolitical conditions, such as the military conflict in Ukraine; (g) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (h) the Company's dependence upon a limited number of customers and the aerospace industry, (i) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (j) the Company's ability to capitalize on market opportunities in certain sectors, (k) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Crawford United Corporation

Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford United Corporation (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was approximately $16.3 million and $14.4 million at December 31, 2022 and 2021, respectively, which is allocated to the Company’s reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

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

/s/Meaden & Moore, Ltd.

We are uncertain as to the year we began servicing consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1979.

Cleveland, Ohio

March 21, 2023

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$1,247,627	$1,494,415
Accounts receivable less allowance for doubtful accounts	21,884,807	18,387,744
Contract assets	3,284,301	2,111,057
Inventory less allowance for obsolete inventory	20,176,142	16,585,437
Investments	657,971	1,518,244
Refundable tax asset	-	1,316,595
Prepaid expenses and other current assets	1,522,516	1,112,068
Total Current Assets	48,773,364	42,525,560

Property, plant and equipment, net	15,213,443	15,609,202

Operating right of use assets, net	9,524,280	8,998,776

OTHER ASSETS:
Goodwill	16,231,938	14,404,618
Intangibles, net of accumulated amortization	9,492,560	9,336,564
Other non-current assets	362,489	88,591
Total Non-Current Other Assets	26,086,987	23,829,773
Total Assets	$99,598,074	$90,963,311

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2022	2021
CURRENT LIABILITIES:
Notes payable - current	$1,303,972	$2,946,885
Bank debt - current	222,222	1,444,444
Leases payable	1,705,224	1,241,681
Accounts payable	14,017,973	11,460,364
Unearned revenue	4,354,868	2,881,535
Contingent liability – short term	-	750,000
Accrued income taxes	1,239,289	-
Accrued expenses	3,224,188	3,136,690
Total Current Liabilities	26,067,736	23,861,599

LONG-TERM LIABILITIES:
Notes payable	1,846,405	4,275,377
Bank debt	19,224,318	16,175,436
Leases payable	8,060,152	7,985,628
Contingent liability – long term	-	750,000
Deferred income taxes	1,384,558	3,275,370
Total Long-Term Liabilities	30,515,433	32,461,811

STOCKHOLDERS' EQUITY
Class A 10,000,000 shares authorized, 2,791,449 issued at December 31, 2022 and 2,720,787 issued at December 31, 2021	7,351,563	5,393,823
Class B 2,500,000 shares authorized, 914,283 shares issued at December 31, 2022 and December 31, 2021	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares, at cost	(2,125,252)	(1,981,113)
Class A – 47,412 shares issued at December 31, 2022 and 41,844 shares issued at December 31, 2021
Class B -182,435 shares issued at December 31, 2022 and December 31, 2021
Retained earnings	34,581,171	28,019,768
Total Stockholders' Equity	43,014,905	34,639,901

Total Liabilities and Stockholders' Equity	$99,598,074	$90,963,311

See accompanying notes to consolidated financial statements.

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2022	December 31, 2021

Total Sales	$127,754,927	$104,162,227
Cost of Sales	100,722,146	82,249,762
Gross Profit	27,032,781	21,912,465

Operating Expenses:
Selling, general and administrative expenses	18,499,309	14,922,213
Operating Income	8,533,472	6,990,252

Other (Income) and Expenses:
Interest charges	1,138,224	881,741
PPP loan forgiveness	-	(1,453,837)
Unrealized loss on investments	860,273	188,615
Realized gain on investments	-	(152,761)
Other (income) expense, net	(1,197,218)	163,552
Total Other (Income) and Expenses	801,279	(372,690)
Income before Provision for Income Taxes	7,732,194	7,362,942

Provision for Income Taxes:
Current	2,629,560	1,183,145
Deferred	(1,458,769)	526,499
Total Provision for Income Taxes	1,170,791	1,709,644
Net Income	$6,561,403	$5,653,298

Net Income per Common Share - Basic	$1.89	$1.66

Net Income per Common Share - Diluted	$1.89	$1.66

Weighted Average Shares of Common Stock Outstanding – Basic	3,462,868	3,405,061
Weighted Average Shares of Common Stock Outstanding - Diluted	3,462,868	3,405,061

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES - NO PAR VALUE
	CLASS A	CLASS B	CONTRIBUTED CAPITAL	TREASURY SHARES	RETAINED EARNINGS	TOTAL

Balance at December 31, 2020	$3,896,705	$1,465,522	$1,741,901	$(1,938,052)	$22,366,470	$27,532,546
Share-based compensation expense	46,725	-	-	-	-	46,725
Stock awards to Directors and Officers	382,619	-	-	-	-	382,619
Stock option exercise	8,774	-	-	-	-	8,774
Acquisition	1,059,000	-	-	-	-	1,059,000
Repurchase of shares	-	-	-	(43,061)	-	(43,061)
Net income	-	-	-	-	5,653,298	5,653,298
Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Share-based compensation expense	75,728	-	-	-	-	75,728
Stock awards to Directors and Officers	882,000	-	-	-	-	882,000
Acquisition	1,000,012	-	-	-	-	1,000,012
Repurchase of shares	-	-	-	(144,139)	-	(144,139)
Net income	-	-	-	-	6,561,403	6,561,403
Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905

	COMMON SHARES ISSUED		TREASURY SHARES		COMMON SHARES OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2020	2,595,087	954,283	39,467	182,435	2,555,620	771,848
Stock Awards to Directors and Officers	23,700	-	-	-	23,700	-
Stock option exercise	2,000	-	-	-	2,000	-
Acquisition	60,000	-	-	-	60,000	-
Stock conversion	40,000	(40,000)	-	-	40,000	(40,000)
Share repurchase	-	-	2,377	-	(2,377)	-
Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock Awards to Directors and Officers	32,200	-	-	-	32,200	-
Acquisition	38,462	-	-	-	38,462	-
Share repurchase	-	-	5,568	-	(5,568)	-
Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net Income	$6,561,403	$5,653,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,750,805	2,986,599
Share-based compensation expense	957,728	429,344
Unrealized loss on investments in equity securities	860,273	188,615
Amortization of right of use assets	1,706,810	1,152,180
Loss on disposal of assets	16,930	-
Write off of contingent liability	(750,000)	-
Forgiveness of PPP loan	-	(1,453,837)
Deferred income taxes	(1,872,770)	702,061
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(2,745,949)	(5,307,593)
Decrease (Increase) in inventories	(2,772,375)	(5,381,275)
Decrease (Increase) in contract assets	(1,173,244)	1,624,500
Decrease (Increase) in prepaid expenses & other assets	(638,306)	(1,752,084)
Increase (Decrease) in accounts payable	1,981,556	1,757,213
Increase (Decrease) in lease liability	538,067	189,652
Increase (Decrease) in accrued expenses	527,621	(1,069,606)
Increase (Decrease) in unearned revenue	1,097,850	2,061,533
Total adjustments	1,484,996	(3,872,698)
Net Cash Provided by Operating Cash Activities	$8,046,399	$1,780,600

Cash Flows from Investing Activities
Consideration paid for acquisition	$(4,331,739)	$(6,138,102)
Capital expenditures	(742,828)	(3,144,503)
Purchase of equity securities	-	(295,528)
Sale of equity securities	-	123,069
Net Cash Used in Investing Activities	(5,074,567)	(9,455,064)

Cash Flows from Financing Activities
Payments on related party notes	(4,071,885)	(2,745,023)
Borrowings on related party notes	-	1,702,400
Borrowings on bank debt	8,868,238	5,485,697
Payments on bank debt	(7,120,834)	(1,434,184)
Share repurchase	(144,139)	(43,061)
Payments on contingent liability	(750,000)	-
Proceeds from options and warrants	-	8,774
Net Cash Provided by/Used in Financing Activities	(3,218,620)	2,974,603
Net Decrease in cash and cash equivalents	(246,788)	(4,699,861)
Cash and cash equivalents at beginning of year	1,494,415	6,194,276
Cash and cash equivalents at end of year	$1,247,627	$1,494,415

Supplemental disclosures of cash flow information
Interest paid	$1,060,483	$743,901
Income taxes paid	$582,883	$2,582,700

Supplemental disclosures of noncash financing and investing activity
Forgiveness of PPP loan	$-	$1,453,837
Issuance of Class A common shares in business acquisitions	$1,000,012	$1,059,000
Additions to ROU assets obtained from new operating lease liabilities	$2,232,314	$1,294,136
Assets, net of liabilities assumed in business acquisitions	$5,431,763	$2,752,404
Assumption of debt for business acquisitions	$4,450,000	$2,041,116

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRAWFORD UNITED CORPORATION
DECEMBER 31, 2022 AND 2021

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-K and Article 8 of Regulation S-X. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements.

During the year ended December 31, 2022, there have been no changes to the Company's significant accounting policies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

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

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. For the year ended December 31, 2022, sales to nine customers in the Commercial Air Handling Equipment segment were 17% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation Products segment accounted for 23% of consolidated sales. For the year ended December 31, 2021, sales to nine customers in the Commercial Air Handling Equipment segment were 14% of consolidated sales of the Company, while nine customers in the Industrial and Transportation Products segment accounted for 34% of consolidated sales.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps: (1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) each performance obligation is satisfied. The Company primarily receives fixed consideration for sales of product. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year. Shipping and handling amounts paid by customers are included in revenue. Sales tax and other similar taxes are excluded from revenue.

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

If based on a lack of reliable information, progress cannot be reasonably measured, recognition of revenues (but not costs) is deferred until progress can be reliably measured. If, however, the Company expects that total costs will be recovered, revenues are recognized equal to costs incurred until the Company can reliably measure progress. There were no contracts that were unable to be reasonably measured at December 31, 2022 and 2021.

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

Disaggregation of Revenue

Revenue earned over time compared to at a point in time is as follows for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021

Earned over time	$50,236,873	$39,786,609
Point in time	77,518,054	64,375,618
Total revenue	$127,754,927	$104,162,227

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

Accounts Receivable
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable at December 31, 2022, 2021 and 2020 were $21.9 million, $18.4 million and $12.0 million, respectively.

Inventory
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

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized. The depreciation policy of the Company is generally as follows:

Class	Method	Estimated Useful Lives (years)

Buildings and Improvements	Straight-line	10	to	40
Machinery and Equipment	Straight-line	3	to	20

Valuation of Long-Lived Assets
Long-lived assets such as property, plant and equipment, as well as intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Shipping and Handling Costs
Shipping and handling costs are classified as cost of product sold.

Income Taxes
The provision for income taxes is computed on domestic financial statement income. Where transactions are included in the determination of taxable income in a different year, deferred income tax accounting is used.

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus any change in deferred taxes during the year. Deferred taxes result from differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The IRS concluded the audit of the 2018 Tax Return on February 3, 2023 and there were no material findings and this matter is considered closed.

Income per Common Share
Income per common share information is computed on the weighted average number of shares outstanding during each period.

Goodwill

Indefinite-lived intangible assets and goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired.

Reclassifications: Certain 2021 financial information has been reclassified to conform to the 2022 presentation.

3.    ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $143,631 and $75,930 at December 31, 2022 and 2021, respectively.

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31, 2022	December 31, 2021

Raw materials and component parts	$2,892,820	$3,904,865
Work-in-process	5,158,252	3,949,647
Finished products	13,483,017	9,183,532
Total Inventory	21,534,089	17,038,044
Less: Inventory reserves	1,357,947	452,607
Net Inventory	$20,176,142	$16,585,437

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment testing

U.S. GAAP requires that both indefinite-lived intangible assets and goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect the significant inputs used to determine the fair value of the asset group or reporting unit to determine whether an interim quantitative impairment test is required.

The Company performed its annual impairment test for goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. For the Industrial and Transportation Products segment, the Company performed a quantitative impairment test, including a discounted cash flow model and peer comparison. As a result of the impairment testing, it was determined that no indefinite-lived intangible assets or goodwill was impaired. The Goodwill values are presented below:

	December 31, 2022	December 31, 2021
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$13,926,362	$11,027,596
Acquisitions	1,997,174	2,898,766
Adjustments	(169,854)	-
Ending Balance	$15,753,682	$13,926,362

Total Company:
Beginning Balance	$14,404,618	$11,505,852
Acquisitions	1,997,174	2,898,766
Adjustments	(169,854)	-
Ending Balance	$16,231,938	$14,404,618

The adjustment of ($169,854) in the year ended December 31, 2022 relates to reconciliation of the opening balance sheet related to the acquisition of Global-Tek Colorado and Global-Tek Manufacturing.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets consist of the following:

	December 31, 2022	December 31, 2021

Customer Intangibles	$9,316,000	$8,741,000
Non-Compete Agreements	200,000	200,000
Trademarks	4,445,649	3,599,149
Total Other Intangibles	13,961,649	12,540,149
Less: Accumulated Amortization	4,469,089	3,203,585
Other Intangibles, Net	$9,492,560	$9,336,564

Intangible amortization expense was as follows:

	December 31, 2022	December 31, 2021

Accumulated amortization at the beginning of the period	$3,203,585	$2,271,691
Amortization expense	1,265,504	931,894
Accumulated amortization at end of period	$4,469,089	$3,203,585

Intangible amortization for the next five years is as follows:

Amortization in future periods
2023	1,261,210
2024	1,261,210
2025	1,261,210
2026	1,193,345
2027	817,298

6.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	December 31, 2022	December 31, 2021

Land	$231,034	$231,034
Buildings and Improvements	3,222,243	2,961,431
Machinery & Equipment	23,301,660	21,612,759
Total Property, Plant & Equipment	26,754,937	24,805,224
Less: Accumulated Depreciation	11,541,494	9,196,022
Property Plant & Equipment, Net	$15,213,443	$15,609,202

Depreciation expense for the years ended December 31, 2022 and 2021 was $2,398,445 and $2,059,157, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities as of December 31, 2022 and 2021 are summarized in the table below:

			UNREALIZED	REALIZED
	BALANCE	ACQUISITIONS,	GAINS	GAINS	BALANCE
	AT	DISPOSITIONS	(LOSSES)	INCLUDED	AT END
	BEGINNING	AND	INCLUDED	IN	OF
	OF YEAR	SETTLEMENTS	IN EARNINGS	EARNINGS	PERIOD
Year ended December 31, 2021	$1,534,400	$19,698	$(188,615)	$152,761	$1,518,244

Year ended December 31, 2022	$1,518,244	$-	$(860,273)	$-	$657,971

Investments by fair value level in the hierarchy as of December 31, 2022 and December 31, 2021 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of December 31, 2022	$657,971	$-	$-	$657,971
Common stock as of December 31, 2021	$1,518,244	$-	$-	$1,518,244

8.      BANK DEBT and NOTES PAYABLE

The Company is party to a Credit Agreement with JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”). As amended, the Credit Agreement is comprised of a revolving facility in the amount of $30,000,000 and a term A loan in the amount of $6,000,000. The revolving facility matures June 1, 2024 and the term A loan matured December 1, 2022 and was paid in full on January 4, 2023.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for LIBOR loans. The maturity date of the revolving facility is June 1, 2024. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan is December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio. LIBOR is a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments. Financial institutions are discontinuing the use of LIBOR and adopting alternative reference rates including the Federal Reserve Bank of New York’s Secured Overnight Financing Rate (SOFR). The Company intends to amend the Credit Agreement in 2023 to reflect a change in reference rates from LIBOR to SOFR.

Bank debt balances consist of the following:

	December 31, 2022	December 31, 2021

Term Debt	$222,222	$1,444,444
Revolving Debt	19,281,119	16,311,493
Total Bank Debt	19,503,341	17,755,937
Less: Current Portion	222,222	1,444,444
Non-Current Bank Debt	19,281,119	16,311,493
Less: Unamortized Debt Costs	56,801	136,057
Net Non-Current Bank Debt	$19,224,318	$16,175,436

The Company had $10.7 million and $13.7 million available to borrow on the revolving credit facility at December 31, 2022 and 2021, respectively.

Notes Payable – Related Party

The Company had two separate outstanding promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in July 2018 in connection with the acquisition of CAD Enterprises, Inc. (“CAD”). The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each had an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the July 2018 amendments.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD. Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note”), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”). The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”). The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note. Payment of the Seller Note is secured by a second-priority security interest in the assets of CAD. Interest accrued on the original principal amount is due and payable in arrears on the first day of each calendar quarter up to and including June 30, 2022. The Company is required to make quarterly principal payments, the amount of which is calculated based on a four (4) year amortization schedule, on the last day of each calendar quarter up to and including the Maturity Date. An additional voluntary prepayment of principal in the amount of $0.6 million was made on September 30, 2022.

Notes Payable

Notes payable consists of the following:

	December 31, 2022	December 31, 2021
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	$2,587,877	$3,284,762
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the seller, payable in quarterly installments beginning September 30, 2018.	562,500	3,937,500
Total notes payable	3,150,377	7,222,262
Less current portion	1,303,972	2,946,885
Notes payable – non-current portion	$1,846,405	$4,275,377

Principal payments on the notes payable are as follows for the years ended December 31:

	Related Party Notes	Seller Note	Total Principal Payments

2023	741,472	562,500	1,303,972
2024	788,911	-	788,911
2025	839,387	-	839,387
2026	218,107	-	218,107
Total principal payments	$2,587,877	$562,500	$3,150,377

9.     LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 12 years, some of which include options to extend the leases for up to 10 years.  Lease expense for the years ended December 31, 2022 and 2021 was approximately $2.0 million and $1.6 million, respectively.

Supplemental balance sheet information related to leases:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$9,524,280	$8,998,776

Other current liabilities	1,705,224	1,241,681
Operating lease liabilities	8,060,152	7,985,628
Total operating lease liabilities	$9,765,376	$9,227,309

Weighted Average Remaining Lease Term
Operating Leases (in years)	7.7	9.0

Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

Future minimum lease payments at December 31, 2022 were as follows:

Operating Leases
Year Ending December 31,
2023	1,986,824
2024	1,980,758
2025	1,953,693
2026	1,413,659
2027	752,837
Thereafter	3,650,367
Total future minimum lease payments	$11,738,138
Less: imputed interest	(1,972,762)
Total	$9,765,376

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

10. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (1,002,848 and 1,002,848 shares at December 31, 2022 and 2021, respectively) are reserved for the share-for-share conversion rights of the Class B common stock. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $0.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

11. STOCK COMPENSATION

The Company's 2013 Omnibus Equity Plan (the “Plan”) was approved and adopted by an affirmative vote of a majority of the Company's Class A and Class B Shareholders and provides for the grant of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and Class A Common Shares. Those who will be eligible for awards under the Plan include employees who provide services to the Company and its affiliates, executive officers, non-employee Directors and consultants designated by the Compensation Committee. Under the Plan, 150,000 Class A Common Shares were initially reserved for issuance. The Plan was materially revised in 2019 to increase the maximum number of the Company’s Class A Common Shares, without par value, available for issuance to 400,000, providing an additional 250,000 Class A Common Shares under the Plan. This change to the Plan was approved in connection with the Company’s 2019 Annual Meeting of Shareholders. The Class A Common Shares may be either authorized, but unissued, common shares or treasury shares. The Company granted 32,200 and 23,700 restricted stock awards under the Plan during the fiscal years ended December 31, 2022 and December 31, 2021, respectively. Approximately 239,000 Class A Common Shares remain available for issuance under the Plan.

The Company's expired Outside Directors Stock Option Plans (collectively the "Directors Plans"), provided for the automatic grant of options to purchase up to 5,000 shares of Class A Common Stock over a three-year period to members of the Board of Directors who were not employees of the Company, at the fair market value on the date of grant. The options are exercisable for up to 10 years. All options granted under the Directors Plans were fully exercised as of December 31, 2021. Non-cash compensation expense related to stock option plans was $0 and $8,775 for the years ended December 31, 2022 and December 31, 2021, respectively.

A summary of the Company’s stock option activity for the years ended December 31, 2022 and December 31, 2021 is as follows:

	CLASS A STOCK OPTIONS
	SHARES	EXERCISE PRICE

Balance at December 31, 2020	2,000
Options exercised	2,000	$4.39
Balance at December 31, 2021	-
Options exercised	-
Balance at December 31, 2022	-

Non-cash compensation expense related to stock compensation plans was $957,728 and $429,344 for the years ended December 31, 2022 and December 31, 2021, respectively.

	December 31,
	2022	2021

Class A shares issued to Directors and employees related to stock compensation plans	32,200	23,700
Non-cash stock compensation expense	$957,728	$429,344

A summary of the Company’s Treasury stock acquired for the years ended December 31, 2021 and December 31, 2022 is as follows:

	TREASURY SHARES
	CLASS A	CLASS B

Balance at December 31, 2020	39,467	182,435
Share repurchase	2,377	-
Balance at December 31, 2021	41,844	182,435
Share repurchase	5,568	-
Balance at December 31, 2022	47,412	182,435

12. INCOME TAXES

A reconciliation of the provision of income taxes to the statutory federal income tax rate is as follows:

	Year	Year
	December 31, 2022	December 31, 2021

Income Before Provision for Income Taxes	$7,732,194	$7,362,942
Statutory rate	21%	21%
Tax at statutory rate	1,623,761	1,546,218
State taxes, net of federal benefit	20,438	560,080
Release of FIN 48 reserve	(414,000)	-
Permanent differences	(17,334)	(397,016)
Return to provision adjustments	(22,681)	362
Other	(19,393)	-
Provision for income taxes	$1,170,791	$1,709,644

Deferred tax assets (liabilities) consist of the following:

	December 31, 2022	December 31, 2021

Inventories	$221,441	$190,588
Bad debts	5,757	5,549
Accrued liabilities	677,728	373,932
Prepaid expense	(136,419)	(210,244)
Depreciation and amortization	(3,111,224)	(3,638,314)
Capitalized Costs	629,085	-
Research and development and other credit carryforwards	443,689	450,377
Right of use lease accounting	(80,376)	4,860
Directors stock option plan	180,761	185,201
Total deferred tax liability	(1,169,558)	(2,638,051)
Valuation allowance	(39,000)	(47,319)
Reserve for uncertain tax positions	(176,000)	(590,000)
Total reserves & allowances	(215,000)	(637,319)
Net deferred tax liability, net of reserves	$(1,384,558)	$(3,275,370)

Valuation Allowance
The Company has a valuation allowance for deferred tax assets based upon certain credits that may not be fully utilized in the future. The Company believes the valuation allowance of $29 thousand at December 31, 2022 and $47 thousand at December 31, 2021, is adequate.

Reserve for Uncertain Tax Positions
The Company has a reserve of unrecognized tax benefits related to exposures in accordance with ASC 740. The Company believes the valuation allowance of $0.2 million at December 31, 2022 and $0.6 million at December 31, 2021, is adequate. Due to the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Tax Credits and Net Operating losses:

At December 31, 2022, the Company has state net operating losses (NOLs) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year Expires	State NOLs	R& D & Other Credits
2023	$-	$6,000
2024	-	3,000
2025	-	3,000
2026	-	3,000
2027	-	3,000
2028	-	3,000
2029	191,519	3,000
2030	414,231	3,000
2031	641,229	3,000
2032	-	3,000
2033	-	3,000
2034	532,837	3,000
2035	285,607	-
2036	-	-
2037 and beyond	-	-
	$2,065,423	$39,000

13.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	2022	2021

Net Income Per Common Share - Basic
Income available to common stockholders	$6,561,403	$5,653,298
Weighted Average Shares of Common Stock Outstanding	3,462,868	3,405,061

Net Income Per Common Share - Basic	$1.89	$1.66

Effect of Dilutive Securities
Weighted Average Shares of Common Stock Outstanding - Basic	3,462,868	3,405,061
Options and warrants under convertible note	-	-
Weighted Average Shares of Common Stock Outstanding - Diluted	3,462,868	3,405,061

Net Income Per Common Share – Diluted
Income available to common stockholders	$6,561,403	$5,653,298
Weighted Average Shares of Common Stock Outstanding - Diluted	3,462,868	3,405,061

Net Income Per Common Share - Diluted	$1.89	$1.66

There were no options included in the computation of diluted earnings for the year ended December 31, 2022 or for the year ended December 31, 2021.

14.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plans covering all full-time employees. Company contributions for each of these plans, including matching of employee contributions, are at the Company's discretion.

For the years ended December 31, 2022 and December 31, 2021, the Company made matching contributions to the plans in the amount of $359,965 and $86,541 respectively. The large increase in matching contributions for the year ended  December 31, 2022 compared to prior year was driven by the Company's reinstatement of matching contribution benefits effective September 1, 2021. Komtek Forge makes pension contributions to the United Steelworkers pension fund on behalf of its employees. For the years ended December 31, 2022 and December 31, 2021, these contributions amounted to $55,914 and $80,331 respectively. The Company does not provide any other postretirement benefits to its employees.

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

Effective March 1, 2021, MTA Acquisition Company, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the membership interests of Global-Tek-Manufacturing LLC, a Puerto Rico limited liability company (“Global-Tek Manufacturing”) and specialist in machining parts from wrought, rounds, castings or extrusions and providing in house anodizing and other finishing and assembly operations and substantially all of the assets of Machining Technology L.L.C., a Colorado limited liability company (“Global-Tek Colorado”) with CNC machining capability, pursuant to a Membership Interest and Asset Purchase Agreement entered into March 2, 2021 and effective as of March 1, 2021. The stock and assets were transferred and assigned to MTA in exchange for approximately $4.9 million in cash and the repayment of remaining outstanding indebtedness and transaction costs totaling $1.4 million after post-closing adjustments. The Purchase Agreement also includes a post-closing “earnout” that provides for up to an aggregate of $1.5 million in additional consideration to the certain sellers (up to $750,000 per year) if specified performance targets are met in the two years following closing. If earned, the additional consideration is payable in cash or, at the election of each such seller, in Company common shares up to a maximum aggregate amount of 61,475 shares.

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

Contingent Consideration

Global-Tek had a contingent consideration of $1.5 million as of the acquisition date which represented $750 thousand of additional consideration per year for a period of two years following the acquisition date if specified performance targets were met. The additional consideration will be earned if Global-Tek achieves specified profitability targets and is payable either in cash or in common shares of the Company up to an aggregate maximum amount of 61,475 shares. The first year performance target has been achieved by Global-Tek and was paid out in the second quarter of 2022 in the cash amount of $750 thousand. During 2022, the Company determined the second year performance target would not be achieved by Global-Tek and that no contingent consideration was payable to the sellers.

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

Effective January 10, 2022, Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation (the “Company”), completed the acquisition (the “Reverso Transaction”) of substantially all the assets of Reverso Pumps, Inc., a Florida corporation and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Reverso”), pursuant to an Asset Purchase Agreement (the “Reverso Asset Purchase Agreement”) entered into and effective January 10, 2022 by and among Reverso Pumps, the Seller, the seller parties named therein and the Seller Parties’ representatives named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Reverso Pumps in exchange for approximately $2.6 million in cash after post-closing adjustments.

Additionally, effective on January 10, 2022, Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, completed the acquisition (the “Separ Transaction,” and with the Reverso Transaction, the “Transactions”) of substantially all the assets of Separ of the Americas, LLC, a Florida limited liability company and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Separ”) pursuant to an Asset Purchase Agreement (the “Separ Asset Purchase Agreement,” and together with the Reverso Asset Purchase Agreement, the “Purchase Agreements”) by and among Separ America, the Seller, the seller parties named therein and the Seller Parties’ representative named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Separ America in exchange for approximately $1.6 million in cash after post-closing adjustments.

Cash Consideration Transferred	$3,951,392
Seller Transaction Costs	230,359
Total Consideration	$4,181,751

Accounts Receivable	466,887
Inventory	1,308,822
Fixed Assets	64,710
Prepaid and Other Assets	64,080
Intangible Asset: Customer List and Trademark	1,300,000
Goodwill	1,572,913
Total Assets Acquired	$4,777,412

Accounts Payable	$542,359
Accrued Expense	53,302
Total Liabilities Assumed	$595,661
Total Fair Value	$4,181,751

Acquisition transaction costs incurred were:	$124,825

Goodwill

Goodwill has an assigned value of $1.6 million and represents the expected synergies generated by combining the operations of Reverso, Separ, and the Company. The Company sells marine hoses and related products and the acquisition of Reverso Pumps and Separ America will allow the Company to expand its offerings to customers in the strategically important marine and defense markets. Intangible assets, customer list has an assigned value of $0.5 million which represents the expected value of the list of the customers of Reverso Pumps and Separ America. Intangible assets, trademarks has an assigned value of $0.8 million which represents the expected value of the trademarks of Reverso Pumps and Separ America.

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

Cash Consideration Transferred	$250,000
Fair Value of Stock Consideration	1,000,012
Total Consideration	$1,250,012

Cash	$100,000
Accounts Receivable	155,932
Inventory	664,861
Fixed Assets	164,123
Intangible Asset: Trademark and Customer List	150,000
Goodwill	424,261
Total Assets Acquired	$1,659,177

Accounts Payable	$33,694
Deferred Revenue	375,471
Total Liabilities Assumed	$409,165
Total Fair Value	$1,250,012

Acquisition transaction costs incurred were:	$30,479

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

Sales and Net Income for the Acquired Companies

Sales and net income information for the acquired companies, including Komtek Forge LLC (“Komtek”), Global-Tek Manufacturing LLC and Global-Tek Colorado LLC (“Global-Tek”), Emergency Hydraulics LLC (“EH”), Reverso Pumps LLC (“Reverso Pumps”), Separ America LLC (“Separ America”) and Knitting Machinery Company of America LLC (“Knitting Machinery”) since the respective acquisition dates for years ended December 31, 2022 and 2021 are provided below.

	Year ended		Year ended
	December 31, 2022		December 31, 2021
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Komtek (acquired January 15, 2021)	$9,103,652	571,640	$6,622,601	$38,434
Global-Tek (acquired March 1, 2021)	6,537,499	(217,140)	9,249,412	1,582,758
EH (acquired July 1, 2021)	1,500,573	121,546	516,319	48,021
Reverso Pumps (acquired January 10, 2022)	5,467,426	876,558	-	-
Separ America (acquired January 10, 2022)	1,746,551	353,239	-	-
Knitting Machinery (acquired May 1, 2022)	1,022,603	82,830	-	-
Subtotal Acquired Companies	25,378,304	1,788,673	16,388,332	1,669,213

All Other Companies	102,376,623	4,772,730	87,773,895	3,984,085
Total	$127,754,927	$6,561,403	$104,162,227	$5,653,298

16. SEGMENT AND RELATED INFORMATION

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment and (2) Industrial and Transportation Products. The identification of our operating segments is based on guidance in ASC 280-10-50-1. The Company's management evaluates segment performance based primarily on operating income. Interest expense directly related to financing the acquisition of a business is allocated to that respective segment.  Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses. Beginning in 2022, the Company ceased allocating corporate costs to the respective segments.

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

Corporate:

Corporate costs are aggregated here.

Information by industry segment is set forth below:

	Twelve Months Ended December 31, 2022
	Commercial Air Handling Equipment	Industrial And Transportation Products	Corporate	Consolidated
Sales	$47,649,695	$80,105,232	$-	$127,754,927
Gross Profit	$10,751,822	$16,280,959	$-	$27,032,781
Operating Income	$6,670,069	$5,955,820	$(4,092,417)	$8,533,472
Pretax Income	$6,670,069	$5,951,335	$(4,889,210)	$7,732,194
Net Income	$4,769,099	$4,253,978	$(2,461,674)	$6,561,403

	Twelve Months Ended December 31, 2021
	Commercial Air Handling Equipment	Industrial And Transportation Products	Corporate	Consolidated
Sales	$38,018,412	$66,143,815	$-	$104,162,227
Gross Profit	$7,749,628	$14,162,131	$706	$21,912,465
Operating Income	$3,065,156	$4,519,290	$(594,194)	$6,990,252
Pretax Income	$3,071,119	$4,209,308	$82,515	$7,362,942
Net Income	$2,303,339	$3,468,366	$(118,407)	$5,653,298

	Year Ended December 31, 2022	Year Ended December 31, 2021
Capital Expenditures:
Commercial Air Handling Equipment Segment	$53,591	$187,941
Industrial and Transportation Products Segment	534,563	2,853,419
Corporate	154,674	103,143
Total Capital Expenditures	$742,828	$3,144,503

Depreciation and Amortization:
Commercial Air Handling Equipment Segment	$431,752	$437,770
Industrial and Transportation Products Segment	3,151,898	2,409,574
Corporate	167,155	139,255
Total Depreciation and Amortization	$3,750,805	$2,986,599

Identifiable Assets:
Commercial Air Handling Equipment Segment	$20,681,082	$17,004,003
Industrial and Transportation Products Segment	76,701,530	68,146,058
Corporate	2,215,461	5,813,250
Total Identifiable Assets	$99,598,074	$90,963,311

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended December 31, 2022	Year Ended December 31, 2021

United States of America	$125,097,522	$102,678,670
Canada	1,175,246	292,927
United Kingdom	443,808	-
Puerto Rico	413,684	619,625
Mexico	52,549	309,978
Other	572,118	261,027
	$127,754,927	$104,162,227

All export sales to foreign countries are made in US Dollars.

17. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the years ended December 31, 2022 and 2021. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	Year Ended December 31, 2022
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022

Sales	$31,002,746	$31,902,027	$32,189,623	$32,660,531
Gross Profit	6,366,405	6,768,491	6,309,803	7,588,082
Operating Income	1,397,321	2,375,527	1,999,678	2,760,946
Net Income	1,065,875	1,171,264	1,254,545	3,069,719
Net Income per Common Share:
Basic	$0.31	$0.34	$0.36	$0.88
Diluted	$0.31	$0.34	$0.36	$0.88

	Year Ended December 31, 2021
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021

Sales	$23,994,004	$26,449,885	$26,397,857	$27,320,481
Gross Profit	6,002,921	5,780,290	5,397,709	4,731,545
Operating Income	2,325,460	2,119,797	1,868,781	676,214
Net Income	3,143,417	1,247,305	1,197,877	64,699
Net Income per Common Share:
Basic	$0.93	$0.37	$0.35	$0.01
Diluted	$0.93	$0.37	$0.35	$0.01

19. SUBSEQUENT EVENTS

None

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

As of December 31, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as required by Rule 13a-15(c) of the Exchange Act. In making this evaluation, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

/s/ B. E. Powers

B. E. Powers
President and Chief Executive Officer

/s/ J. P. Daly

J. P. Daly
Chief Financial Officer

March 21, 2023

REMEDIATION OF PREVIOUSLY REPORTED MATERIAL WEAKNESS

Management has implemented changes to strengthen our internal controls over the last year. These changes were intended to address the material weaknesses identified during the year ended December 31, 2021 and to enhance our overall control environment and include the ongoing activities described below.

Management has performed a comprehensive review of all of the internal controls of CAD, MPI and Federal Hose. New controllers were hired and trained at MPI and Federal Hose. In addition, new processes have been implemented related to the timeliness, formality and rigor of procedures at MPI and Federal Hose with respect to regular reconciliation of cash accounts with bank statements. Additionally, new processes have been implemented related to the timeliness, formality and rigor of CAD's procedures for costing work-in-process inventory, including its procedures for assigning, inputting, recording and reviewing raw material costs and other standard costs and the consistent recording of direct labor time.

We believe the measures described above facilitated the remediation of the material weakness identified during the year ended December 31, 2021 and strengthened our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or, in appropriate circumstances, not complete, certain of the remediation measures described above.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the mitigating controls discussed above, there was no change in our internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders," "Share Ownership of Directors and Officers" and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14, which includes the fees of the Company’s principal accountants, Meaden & Moore, Ltd. (PCAOB ID 314) is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

(a) (2) FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 15 hereof.

ITEM 16. FORM 10-K SUMMARY.

None

SEQUENTIAL PAGE

Schedule II - Valuation and Qualifying Accounts

All other Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) EXHIBITS

Reference is made to the Exhibit Index set forth herein.

EXHIBIT INDEX

EXHIBIT NO.:	DOCUMENT

1	Computation of Net Income Per Common Share.
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

2.1(i)

Asset Purchase Agreement dated January 10, 2022, by and among Crawford SEP Acquisition Company LLC and the Separ Seller Parties (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on January 13, 2022).

2.1(j)

Asset Purchase Agreement dated May 1, 2022, by and among Knitting Machinery Company of America LLC and the Seller Parties named therein (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 2, 2022).

3.1	Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 21, 2019).
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).
3.3	Second Amended and Restated Code of Regulations (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 21, 2019).
4.1	Description of Securities Registered Under the Exchange Act.
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

10(c)

Revolving Credit Promissory Note, dated June 3, 2016, between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

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

CRAWFORD UNITED CORPORATION

By: /s/ Brian E. Powers Brian E. Powers President and Chief Executive Officer Date: March 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 21st day of March, 2023:

SIGNATURE:	TITLE

/s/ Brian E. Powers	President and Chief
Brian E. Powers	Executive Officer and Director
(Principal Executive Officer)
/s/ John P. Daly	Vice President and Chief Financial Officer
John P. Daly	(Principal Financial and Accounting Officer)

/s/ Edward F. Crawford	Chairman
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

/s/ James W. Wert	Director
James W. Wert

/s/ Luis E. Jimenez	Director
Luis E. Jimenez

CRAWFORD UNITED CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2021
Reserve for doubtful accounts	$19,973	$55,417	$-	$75,390
Reserve for inventory obsolescence	315,345	137,262	-	452,607
Reserve for product warranty	205,000	190,097	(364,714)	30,383
Valuation allowance for deferred taxes	47,319	-	-	47,319
Reserve for uncertain tax positions	$425,000	$165,000	$-	$590,000

Year Ended December 31, 2022
Reserve for doubtful accounts	$75,390	$68,241		$143,631
Reserve for inventory obsolescence	452,607	905,340		1,357,947
Reserve for product warranty	30,383	432,906	(398,289)	65,000
Valuation allowance for deferred taxes	47,319	-	(8,319)	39,000
Reserve for uncertain tax positions	$590,000	$-	$(414,000)	$176,000