Form 10-Q
period 2023-03-31
CRAWFORD UNITED Corp
filed 2023-05-09
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, 2,773,875 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,901,516	$1,247,627
Accounts receivable less allowance for doubtful accounts	23,601,359	21,884,807
Contract assets	4,141,609	3,284,301
Inventories less allowance for obsolete inventory	19,727,179	20,176,142
Investments	598,938	657,971
Prepaid expenses and other current assets	1,265,746	1,522,516
Total Current Assets	51,236,347	48,773,364
Property, plant and equipment, net	14,764,781	15,213,443
Operating right of use asset, net	9,172,854	9,524,280
OTHER ASSETS:
Goodwill	16,231,938	16,231,938
Intangibles, net of accumulated amortization	9,177,257	9,492,560
Other non-current assets	275,074	362,489
Total Non-Current Other Assets	25,684,269	26,086,987
Total Assets	$100,858,251	$99,598,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$753,057	$1,303,972
Bank debt – current	-	222,222
Leases payable – current	1,292,604	1,705,224
Accounts payable	13,728,927	14,017,973
Unearned revenue	3,591,027	4,354,868
Accrued income taxes	2,411,460	1,239,289
Accrued expenses	3,731,771	3,224,188
Total Current Liabilities	25,508,846	26,067,736
LONG-TERM LIABILITIES:
Notes payable	1,653,740	1,846,405
Bank debt	17,357,593	19,224,318
Leases payable	8,125,657	8,060,152
Deferred income taxes	1,384,558	1,384,558
Total Long-Term Liabilities	28,521,548	30,515,433
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,826,149 issued at March 31, 2023 and 2,791,449 issued at December 31, 2022	7,844,228	7,351,563
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at March 31, 2023 and December 31, 2022	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,196,437)	(2,125,252)
Class A common shares – 52,274 shares held at March 31, 2023 and 47,412 shares held at December 31, 2022
Class B common shares – 182,435 shares held at March 31, 2023 and December 31, 2022
Retained earnings	37,972,643	34,581,171
Total Stockholders' Equity	46,827,857	43,014,905
Total Liabilities and Stockholders' Equity	$100,858,251	$99,598,074

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
	2023	2022

Total Sales	$39,484,356	$31,002,746
Cost of Sales	28,967,804	24,636,341
Gross Profit	10,516,552	6,366,405

Operating Expenses:
Selling, general and administrative expenses	5,397,285	4,969,084
Operating Income	5,119,267	1,397,321

Other (Income) and Expenses:
Interest charges	369,802	261,016
Unrealized (gain) loss on investments	59,033	(174,885)
Other (income) expense, net	997	(329,901)
Total Other (Income) and Expenses	429,832	(243,770)
Income before Provision for Income Taxes	4,689,435	1,641,091

Provision for Income Taxes	1,297,962	575,216
Net Income	$3,391,473	$1,065,875

Net Income Per Common Share - Basic	$0.97	$0.31

Net Income Per Common Share - Diluted	$0.97	$0.31

Weighted Average Shares of Common Stock Outstanding
Basic	3,502,824	3,433,995
Diluted	3,502,824	3,433,995

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended March 31, 2023 and 2022

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Share-based compensation expense	13,763	-	-	-	-	13,763
Stock awards	478,902	-	-	-	-	478,902
Repurchase of shares	-	-	-	(71,185)	-	(71,185)
Net Income	-	-	-	-	3,391,473	3,391,473
Balance at March 31, 2023	$7,844,228	$1,465,522	$1,741,901	$(2,196,437)	$37,972,643	$46,827,857

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock awards to directors and officers	34,700	-	-	-	34,700	-
Repurchase of shares	-	-	4,862	-	(4,862)	-
Balance at March 31, 2023	2,826,149	914,283	52,274	182,435	2,773,875	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Share-based compensation expense	16,307	-	-	-	-	16,307
Stock awards	882,000	-	-	-	-	882,000
Repurchase of shares	-	-	-	(65,709)	-	(65,709)
Net Income	-	-	-	-	1,065,875	1,065,875
Balance at March 31, 2022	$6,292,130	$1,465,522	$1,741,901	$(2,046,822)	$29,085,643	$36,538,374

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock Awards	32,200	-	-	-	32,200	-
Repurchase of shares	-	-	2,366	-	(2,366)	-
Balance at March 31, 2022	2,752,987	914,283	44,210	182,435	2,708,777	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Income	$3,391,473	$1,065,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	923,228	932,003
Unrealized loss (gain) on investments in equity securities	59,033	(174,885)
Amortization of right of use assets	397,536	282,515
Loss on disposal of assets	-	15,000
Non-cash share-based compensation expense	492,665	898,307
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(1,716,552)	(4,506,870)
Decrease (Increase) in inventories	448,963	1,184,341
Decrease (Increase) in contract assets	(857,308)	(122,410)
Decrease (Increase) in prepaid expenses & other assets	344,185	(142,314)
Increase (Decrease) in accounts payable	(289,046)	1,144,315
Increase (Decrease) in lease liability	(347,115)	193,816
Increase (Decrease) in accrued expenses	1,633,644	(304,194)
Increase (Decrease) in unearned revenue	(763,842)	1,561,228
Total adjustments	325,391	960,852
Net Cash Provided by Operating Activities	3,716,864	2,026,727
Cash Flows from Investing Activities
Cash paid for business acquisitions	-	(4,203,734)
Capital expenditures	(147,661)	(151,436)
Net Cash (Used in) Investing Activities	(147,661)	(4,355,170)
Cash Flows from Financing Activities
Payments on notes	(743,580)	(732,691)
Payments on bank debt	(3,892,153)	(933,333)
Borrowings on bank debt	1,791,604	5,963,975
Share repurchase	(71,185)	(65,709)
Net Cash (Used in) Provided by Financing Activities	(2,915,314)	4,232,242
Net Increase (Decrease) in cash and cash equivalents	653,889	1,903,799
Cash and cash equivalents at beginning of period	1,247,627	1,494,415
Cash and cash equivalents at end of period	$1,901,516	$3,398,214
Supplemental disclosures of cash flow information
Interest Paid	$348,042	$202,777
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$46,109	$-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2023

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 2022 financial information has been reclassified to conform to the 2023 presentation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the three-month period ended March 31, 2023 there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard became effective for the Company on January 1, 2023 and did not have a material impact on the Company’s results of operations and internal controls on reporting.

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

Reclassifications

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

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

* Stock: The stock market value is based on valuation of market quotes from independent active market sources and is considered a level 1 investment.

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $132,600 and $143,631 at March 31, 2023 and December 31, 2022, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	March 31,	December 31,
	2023	2022
Raw materials and component parts	$3,169,053	$2,892,820
Work-in-process	5,045,284	5,158,252
Finished products	12,898,106	13,483,017
Total inventory	$21,112,443	$21,534,089
Less: inventory reserves	1,385,264	1,357,947
Net inventory	$19,727,179	$20,176,142

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

For the identified reporting units, impairment testing was performed as of December 31, 2022 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated the fair value exceeded carrying value for all reporting units tested. As a result of the impairment testing performed as of December 31, 2022, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated their assessment during the first three months of 2023 and validated the assumptions used in the analyses performed as of December 31, 2022 and determined that the resulting conclusions remained appropriate as of March 31, 2023.

There was no change to the balance of Goodwill from December 31, 2022 to March 31, 2023. Goodwill increased by $1.8 million from $14.4 million at December 31, 2021 to $16.2 million at December 31, 2022. The increase in Goodwill was driven by the addition of $1.9 million of Goodwill related to the acquisitions in the Industrial and Transportation Products segment of Knitting Machinery Company of America in the second quarter of 2022 and of Reverso Pumps and Separ America in the first quarter of 2022, partially offset by a decrease of $0.2 million related to a purchase accounting adjustment to Goodwill for Global-Tek Manufacturing and Global-Tek Colorado, also in the Industrial and Transportation Products segment. Goodwill by reportable segment is as follows:

	March 31,	December 31,
	2023	2022
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$15,753,682	$13,926,362
Acquisitions	-	1,997,174
Adjustments	-	(169,854)
Ending Balance	$15,753,682	$15,753,682

Total Company:
Beginning Balance	$16,231,938	$14,404,618
Acquisitions	-	1,997,174
Adjustments	-	(169,854)
Ending Balance	$16,231,938	$16,231,938

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized but is reviewed on an annual basis for impairment. Amortization of intangibles is being amortized on a straight-line basis over period ranging from one year to 15 years. Intangible assets are as follows:

	March 31,	December 31,
	2023	2022
Customer list intangibles	$9,316,000	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,445,649	4,445,649
Total intangible assets	13,961,649	13,961,649
Less: accumulated amortization	4,784,392	4,469,089
Intangible assets, net	$9,177,257	$9,492,560

Amortization of intangibles assets was: $315,303 and $319,230 for the three months ended March 31, 2023 and 2022, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	March 31,	December 31,
	2023	2022
Land	$231,034	$231,034
Buildings and improvements	3,293,464	3,222,243
Machinery & equipment	23,378,099	23,301,660
Total property, plant & equipment	26,902,597	26,754,937
Less: accumulated depreciation	12,137,816	11,541,494
Property plant & equipment, net	$14,764,781	$15,213,443

Depreciation expense was $596,322 and $595,833 for the three months ended March 2023 and 2022, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are summarized in the table below:

			UNREALIZED	REALIZED
	BALANCE	ACQUISITIONS,	GAINS	GAINS	BALANCE
	AT	DISPOSITIONS	(LOSSES)	INCLUDED	AT END
	BEGINNING	AND	INCLUDED	IN	OF
	OF YEAR	SETTLEMENTS	IN EARNINGS	EARNINGS	PERIOD
December 31, 2022	$1,518,244	$-	$(860,273)	$-	$657,971

Year-to-date March 31, 2023	657,971	-	(59,033)	-	598,938

Investments by fair value level in the hierarchy as of March 31, 2023 and December 31, 2022 are as follows:

	Quoted Market Prices in Attractive Markets (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Unobservable Inputs that are not Corroborated by Market Data (Level 3)	Total Carrying Value in the Balance Sheet
Common stock as of March 31, 2023	$598,938	$-	$-	$598,938
Common stock as of December 31, 2022	$657,971	$-	$-	$657,971

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

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for LIBOR loans. The maturity date of the revolving facility is June 1, 2024. Interest for borrowings under the term A loan accrues at a per annum rate equal to Prime Rate or LIBOR plus applicable margins of (i) 0.25% for Prime Rate loans and (ii) 2.25% for LIBOR loans. The maturity date of the term A loan was December 1, 2022. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The obligations of the Company and other borrowers under the Credit Agreement are secured by a blanket lien on all the assets of the Company and its subsidiaries. The Credit Agreement also includes customary representations and warranties and applicable reporting requirements and covenants. The financial covenants under the Credit Agreement include a minimum fixed charge coverage ratio, a maximum senior funded debt to EBITDA ratio and a maximum total funded debt to EBITDA ratio. LIBOR is a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments. Financial institutions are discontinuing the use of LIBOR and adopting alternative reference rates including the Federal Reserve Bank of New York’s Secured Overnight Financing Rate (SOFR). The Company intends to amend the Credit Agreement in 2023 to reflect a change in reference rates from LIBOR to SOFR.

Bank debt balances consist of the following:

	March 31,	December 31,
	2023	2022
Term debt	$-	$222,222
Revolving debt	17,402,790	19,281,119
Total Bank debt	17,402,790	19,503,341
Less: current portion	-	222,222
Non-current bank debt	17,402,790	19,281,119
Less: unamortized debt costs	45,197	56,801
Net non-current bank debt	$17,357,593	$19,224,318

The Company had $12.6 million and $10.7 million available to borrow on the revolving credit facility at March 31, 2023 and December 31, 2022, respectively.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD. Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note”), which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Share Purchase Agreement entered into in connection with the acquisition (the “Share Purchase Agreement”). The Seller Note bears interest at a rate of four percent (4%) per annum and is payable in full no later than June 30, 2023 (the “Maturity Date”). The Maturity Date, with respect to any then-outstanding portion of the original principal amount which is subject to an indemnification claim by the Company (asserted in accordance with the terms of the Share Purchase Agreement) pending as of the date thereof, will be automatically extended until such time as any claim relating to such disputed amount is no longer pending, pursuant to the terms of the Seller Note and subject to additional conditions set forth therein and in the Share Purchase Agreement. The Company is not permitted to prepay any amounts due and owing under the Seller Note. Payment of the Seller Note is secured by a second-priority security interest in the assets of CAD. Interest accrued on the original principal amount is due and payable in arrears on the first day of each calendar quarter up to and including June 30, 2022. The Company is required to make quarterly principal payments, the amount of which is calculated based on a four (4) year amortization schedule, on the last day of each calendar quarter up to and including the Maturity Date. An additional voluntary prepayment of principal in the amount of $0.6 million was made on September 30, 2022 and the loan was paid in full on March 31, 2023.

Notes payable consists of the following:

	March 31, 2023	December 31, 2022
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021.	$2,406,797	$2,587,877
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the seller, payable in quarterly installments beginning September 30, 2018.	-	562,500
Total notes payable	2,406,797	3,150,377
Less current portion	753,057	1,303,972
Notes payable – non-current portion	$1,653,740	$1,846,405

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets, net	$9,172,854	$9,524,280

Other current liabilities	1,292,604	1,705,224
Operating lease liabilities	8,125,657	8,060,152
Total operating lease liabilities	$9,418,261	$9,765,376
Weighted Average Remaining Lease Term
Operating Leases (in years)	7.5	7.7
Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,

	2023	2022

Earnings Per Share - Basic
Net Income	$3,391,473	$1,065,875
Weighted average shares of common stock outstanding - Basic	3,502,824	3,433,995
Earnings Per Share - Basic	$0.97	$0.31

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,502,824	3,433,995
Warrants, Options and Convertible Notes	-	-
Weighted average shares of common stock -Diluted	3,502,824	3,433,995
Earnings Per Share - Diluted	$0.97	$0.31

12. ACQUISITIONS

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

Cash Consideration Transferred	$3,951,392
Seller Transaction Costs	230,359
Total Consideration	$4,181,751

Accounts Receivable	466,887
Inventory	1,308,822
Fixed Assets	64,710
Prepaid and Other Assets	64,080
Intangible Asset: Customer List & Trademark	1,300,000
Goodwill	1,572,913
Total Assets Acquired	$4,777,412

Accounts Payable	$542,359
Accrued Expense	53,302
Total Liabilities Assumed	$595,661
Total Fair Value	$4,181,751

Acquisition transaction costs incurred were:	$124,825

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

Sales and Net Income for the Acquired Companies

Sales and net income information for the acquired companies, Reverso Pumps LLC (“Reverso Pumps”), Separ America LLC (“Separ America”) and Knitting Machinery Company of America LLC (“Knitting Machinery”) since the respective acquisition dates for the three months ended March 31, 2023 and 2022 are provided below.

	Three Months ended		Three Months ended
	March 31, 2023		March 31, 2022
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Reverso Pumps (acquired January 10, 2022)	1,731,100	328,746	658,389	125,926
Separ America (acquired January 10, 2022)	991,704	292,191	234,672	3,281
Knitting Machinery (acquired May 1, 2022)	73,157	7,681	-	-
Subtotal Acquired Companies	$2,795,961	628,618	893,061	129,207

All Other Companies	36,688,395	2,762,855	30,109,685	936,668
Total	$39,484,356	$3,391,473	$31,002,746	$1,065,875

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

Corporate and Other:

Corporate costs not allocated to the two primary business segments are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended March 31, 2023
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$16,051,193	$23,433,163	$-	$39,484,356
Gross Profit	4,439,907	6,076,645	-	10,516,552
Operating Income	3,415,195	3,191,102	(1,487,030)	5,119,267
Pretax Income	3,415,195	3,182,204	(1,907,964)	4,689,435
Net Income	2,441,864	2,313,803	(1,364,194)	3,391,473

	Three Months Ended March 31, 2022
	Commercial Air Handling	Industrial And Transportation Products	Corporate and Other	Consolidated
Sales	$11,557,874	$19,444,872	$-	$31,002,746
Gross Profit	2,629,657	3,736,748	-	6,366,405
Operating Income	1,562,344	1,281,985	(1,447,008)	1,397,321
Pretax Income	1,562,344	1,415,972	(1,337,225)	1,641,091
Net Income	1,117,076	946,234	(997,435)	1,065,875

14. SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2023 and December 31, 2022, results of operations for the three months periods ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Items Affecting the Comparability of our Financial Results

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

Accordingly, in light of the timing of these transactions, the Company’s results for the three month period ended on March 31, 2023 include the added results of operations of Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the three month period ended March 31, 2022 do not include the results of operations of Knitting Machinery and also do not include a full three month results for Reverso Pumps and Separ America in the Industrial and Transportation Products segment.

Results of Operations – Three Months Ended March 31, 2023 and 2022

Sales for the quarter ended March 31, 2023 (“current quarter”) increased to $39.5 million, an increase of approximately $8.5 million or 27.4% from sales of $31.0 million during the same quarter of the prior year. The increase in sales for the quarter ended March 31, 2023 was primarily driven by increased sales from Air Enterprises $4.5 million, Komtek Forge $0.8 million, Global-Tek $0.9 million, Marine Products International $1.0 million, Federal Hose of $0.3 million, CAD Enterprises of $0.3 million and Reverso Pumps of $1.0 million. The increase in sales was partially offset by a decline in sales from Data Genomix of $0.3 million.

Cost of sales for the current quarter was $29.0 million compared to $24.6 million for the same quarter of the prior year, an increase of $4.3 million or 17.6%, which is directly attributable to the sales increase. Gross margin was 26.6% in the current quarter compared to 20.5% for the same quarter of the prior year.  The 610-basis point increase is primarily attributable to normalization of inflationary costs incurred in the first quarter of the prior year. Specifically, during the first quarter of 2022, the Company was affected by the rapidly changing macroeconomic environment including supply chain issues leading to higher freight costs, and raw material price increases that could not be passed along to customers without delay. In the first quarter of 2023, the majority of headwinds from the prior year have subsided, raw material price increases have largely subsided or been shared with customers, and direct cost management programs have resulted in savings.

Selling, general and administrative expenses (SG&A) in the current quarter were $5.4 million, or 13.7% of sales, compared to $5.0 million, or 16.0% of sales, in the same quarter of last year. Selling, general and administrative expenses were decreased as a percentage of sales, while costs remained flat, due primarily to expense management efforts and the increased sales amount for the current quarter compared to the same quarter of last year.

Interest charges in the current quarter were approximately $0.4 million compared to $0.3 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $22.4 million and 6.25% respectively, compared to $29.0 million and 2.70% in the same period of last year.

Other expense, net was $0.1 million in the current quarter compared to other income, net of $0.5 million in the same quarter of the prior year.  The decrease in other income, net was driven by a loss of $0.1 million in the quarter related to investments in marketable securities compared to a gain of $0.2 million in the same quarter of the previous year. The decrease was also driven by a difference in other income, net of $0.3 million resulting from incentives that Global-Tek received from the government of Puerto Rico in the first quarter of 2022 that did not recur in the first quarter of 2023.

Income tax expense in the current quarter was $1.3 million compared to $0.6 million in the same quarter of the prior year. Tax expense is higher compared to the same quarter of the prior year because of higher pre-tax income.

Net income in the current quarter was $3.4 million, or $0.97 per diluted share, as compared to net income of $1.1 million, or $0.31 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended March 31, 2023 increased to $16.1 million, an increase of approximately $4.5 million, or 38.8%, from sales of $11.6 million during the same period of the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Cost of sales in the Commercial Air Handling Equipment segment for the current quarter was $11.6 million compared to $8.9 million in the same quarter of the prior year, an increase of $2.7 million or 30.3%. Gross profit was $4.4 million in the current quarter compared to $2.6 million in the same period of last year, an increase of $1.8 million. Gross margin was 27.7% in the current quarter compared to 22.7% for the same quarter of the prior year.  The 500-basis point increase is primarily attributable to lessened input costs, cost management initiatives and efficiencies realized through the larger revenue base.

Selling, general and administrative expenses (SG&A) in the Commercial Air Handling Equipment segment in the current quarter were $1.0 million, or 6.4% of sales, compared to $1.1 million, or 9.1% of sales, in the same period of the prior year.

Income tax expense in the Commercial Air Handling Equipment segment in the current quarter was $1.0 million compared to $0.4 million in the same period of the prior year an increase of $0.6 million that was primarily attributable to an increase in income before taxes.

Net income in the Commercial Air Handling Equipment segment for the current quarter was $2.4 million compared to net income of $1.1 million in the same quarter of the prior year due primarily to the factors noted above.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the current quarter increased to $23.4 million, an increase of approximately $4.0 million or 20.5%, from sales of $19.4 million during the same quarter of the prior year. The increase in sales for the quarter ended March 31, 2023 was primarily driven by increased sales from Komtek Forge $0.8 million, Global-Tek $0.9 million, Marine Products International $1.0 million, Federal Hose of $0.3 million, CAD Enterprises of $0.3 million and Reverso Pumps of $1.0 million. The increase in sales was partially offset by a decline in sales from Data Genomix of $0.3 million.

Cost of sales in the Industrial and Transportation Products segment for the current quarter was $17.4 million compared to $15.7 million in the same quarter of the prior year, an increase of $1.6 million or 10.5%. Gross profit was $6.1 million in the current quarter compared to $3.7 million in the same period of last year, an increase of $2.3 million. Gross margin was 25.9% in the current quarter compared to 19.2% for the same quarter of the prior year.  The 670-basis point increase is primarily attributable to a reduction in raw material and logistics inflation, pass-through of certain ongoing inflationary costs in the form of price increases and strict cost management initiatives.

Selling, general and administrative expenses (SG&A) in the Industrial and Transportation Products segment in the current quarter were $2.9 million, or 12.3% of sales, compared to $2.5 million, or 12.6% of sales, in the same quarter of the prior year. Selling, general and administrative expenses decreased as a percentage of sales, notwithstanding the increased costs, due primarily to expense management efforts.

Other income, net in the Industrial and Transportation Products segment was $0.0 million in the current quarter compared to $0.4 million of other income, net in the same period of the prior year. The decrease in other income, net was driven by incentives that Global-Tek received from the government of Puerto Rico in the quarter ended March 31, 2022 that did not recur in the current quarter ended March 31, 2023.

Income tax expense in the current quarter was $0.9 million compared to $0.5 million in the same quarter of the prior year. Tax expense was higher compared to the same quarter of the prior year primarily driven by the increase in pre-tax income.

Net income in the Industrial and Transportation Products segment for the current quarter was $2.3 million compared to net income of $0.9 million in the same period of the prior year due primarily to the factors noted above.

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

The Company’s credit agreement, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million, which provides financial flexibility to fund acquisitions, working capital and other strategic initiatives.

Total current assets at March 31, 2023 increased to $51.2 million from $48.8 million at December 31, 2022, an increase of $2.4 million. The increase in current assets is comprised of the following: an increase of accounts receivable of $1.7 million; an increase in cash of $0.7 million, a decrease in inventory of $0.4 million; a decrease in prepaid expenses and other assets of $0.3 million; a decrease in investments of $0.1 million and an increase in contract assets of $0.9 million. The increase in accounts receivable was driven by an increase in new billings in the Commercial Air Handling segment for certain early-stage projects that have achieved billing milestones in advance of certain production milestones per their individual contract terms. Management estimates that these new projects in the Commercial Air Handling segment will be completed in the next 6 months. The Company is carrying higher cash balances in expectation of future bulk inventory purchases.

Total current liabilities at March 31, 2023 decreased to $25.5 million from $26.1 million at December 31, 2022, a decrease of $0.6 million. The decrease in current liabilities was primarily driven by the following: a decrease in short term notes payable and bank debt of $0.8 million, a decrease in accounts payable of $0.3 million, an increase of $1.2 million in accrued income taxes, and a decrease in unearned revenue of $0.7 million.

Cash provided by operating activities for the three months ended March 31, 2023 was approximately $3.7 million, compared to cash provided by operating activities of $2.0 million in the same period a year ago. Cash provided by operating activities for the three months ended March 31, 2023 is comprised of the following: net income of $3.4 million; cash provided by adjustments for non-cash items of $1.9 million; and cash used in working capital adjustments of $1.5 million. The primary drivers of decreased working capital during the current quarter were an decrease in inventories of $0.4 million and an increase in accounts receivable of $1.7 million, partially offset by a decrease in accounts payable of $0.3 million and a decrease in deferred revenue of $0.7 million. Cash flows from operations were impacted by cash used in working capital adjustments including an increase in accounts receivable of $1.7 million in the first three months of 2023, driven primarily by a decrease of $0.2 million in the Commercial Air Handling Equipment segment and an increase of $1.8 million in the Industrial and Transportation Products segment. The $1.8 million increase in accounts receivable in the Industrial and Transportation products segment was the result of an increase in new sales. Days sales outstanding in the Commercial Air Handling Equipment segment were 61 days in the first three months of 2023 compared 77 days in fiscal year 2022 which management will continue to monitor but does not view as a significant change. The $1.8 million increase in accounts receivable in the Industrial and Transportation Products segment was driven primarily by an increase in sales during the three months ended March 31, 2023, days sales outstanding went from 56 days in fiscal year 2022 to 50 days in the first three months of 2023. The Company added Reverso Pumps, Separ America and Knitting Machinery in 2022 and will closely monitor days sales outstanding for the companies in this segment. The rise in accounts receivable has a negative impact on cashflow and management will continue to monitor the trend in future periods. The Company does not have a history of material failure to collect payment from its customers and believes that it is reasonable to assume that materially all of its outstanding accounts receivable will be collectible barring unforeseen circumstances.

Cash used in investing activities for the three months ended March 31, 2023 was $0.1 million, compared to cash used in investing activities of $4.4 million in the same period a year ago. Cash used in investing activities for the period ended March 31, 2023 was for capital expenditures in the normal course of business. Cash used in investing activities for the period ended March 31, 2022 was for the acquisitions of Reverso Pumps and Separ America in the Industrial and Transportation Products segment and capital expenditures in the normal course of business.

Cash used in financing activities was approximately $2.9 million for the three months ended March 31, 2023, compared to cash provided by financing activities of $4.2 million in the same period a year ago. Cash used in financing activities for the three months ended March 31, 2023 was primarily related to: $2.8 million paydown on bank debt and other debt in the normal course of business. Cash provided by financing activities for the three months ended March 31, 2022 related primarily to the acquisition of Reverso Pumps and Separ America.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable for at least the next 12 months. The Company had $12.6 million available to borrow on the revolving credit facility at March 31, 2023. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. In addition, see Note 8 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At March 31, 2023, the Company had secured performance and payment bonds in the amount of $8.2 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

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

Revenue Recognition: We recognize revenue with respect to customer orders when our obligations under the contract terms are satisfied and control of the product transfers to the customer, typically upon shipment. Revenue from certain contracts in the Commercial Air Handling Equipment segment is accounted for over time, when products are manufactured or services are performed, as control transfers under these arrangements. We follow a cost-based  input method, since there is no objective output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party. This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded on a cumulative catch-up basis. Certain contracts may be terminated by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination.

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

Goodwill and Indefinite Lived Intangible Assets: As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its annual impairment test for goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. For 2022 management performed qualitative and quantitative testing for each individual company with a goodwill balance other than those companies that were newly acquired within one year.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements relating to the business of the Company. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the moderation of the adverse effects of the COVID-19 pandemic, including the resumption of operations by the Company’s customers, loosening of public health restrictions, or any reimposed restrictions or tightening of public health restrictions which could impact the demand for the Company’s products; (b) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (c) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (d) actions that governments, businesses and individuals take in response to public health crises, such as the COVID-19 pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (e) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; (f) adverse effects from evolving geopolitical conditions, such as the military conflict in Ukraine; (g) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (h) the Company's dependence upon a limited number of customers and the aerospace industry, (i) the highly competitive industry in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (j) the Company's ability to capitalize on market opportunities in certain sectors, (k) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K for the year ended December 31, 2022 and the Company’s subsequent filings with the SEC.

ITEM 3. MARKET RISK

This item is not applicable to the Company as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At the time of filing this Quarterly Report on Form 10-Q, there were no material legal proceedings pending or threatened against the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Separation Agreement and Release by and between Crawford United Corporation and John P. Daly (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023).
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of the 9th day of May, 2023, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)