Form 10-Q
period 2023-06-30
CRAWFORD UNITED Corp
filed 2023-08-09
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, 2,778,892 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,284,782	$1,247,627
Accounts receivable less allowance for doubtful accounts	21,187,681	21,884,807
Contract assets	3,409,909	3,284,301
Inventories less allowance for obsolete inventory	21,015,713	20,176,142
Investments	776,453	657,971
Prepaid expenses and other current assets	1,292,156	1,522,516
Total Current Assets	50,966,694	48,773,364
Property, plant and equipment, net	14,726,493	15,213,443
Operating right of use asset, net	9,189,216	9,524,280
OTHER ASSETS:
Goodwill	16,453,049	16,231,938
Intangibles, net of accumulated amortization	8,861,955	9,492,560
Other non-current assets	122,018	362,489
Total Non-Current Other Assets	25,437,022	26,086,987
Total Assets	$100,319,425	$99,598,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$814,351	$1,303,972
Bank debt – current	15,709,850	222,222
Leases payable – current	1,686,426	1,705,224
Accounts payable	12,766,907	14,017,973
Unearned revenue	3,748,093	4,354,868
Accrued income taxes	222,748	1,239,289
Accrued expenses	4,121,870	3,224,188
Total Current Liabilities	39,070,245	26,067,736
LONG-TERM LIABILITIES:
Notes payable	888,711	1,846,405
Bank debt	-	19,224,318
Leases payable	7,751,179	8,060,152
Deferred income taxes	1,384,558	1,384,558
Total Long-Term Liabilities	10,024,448	30,515,433
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,832,966 issued at June 30, 2023 and 2,791,449 issued at December 31, 2022	8,430,351	7,351,563
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at June 30, 2023 and December 31, 2022	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,237,027)	(2,125,252)
Class A common shares – 54,074 shares held at June 30, 2023 and 47,412 shares held at December 31, 2022
Class B common shares – 182,435 shares held at June 30, 2023 and December 31, 2022
Retained earnings	41,823,985	34,581,171
Total Stockholders' Equity	51,224,732	43,014,905
Total Liabilities and Stockholders' Equity	$100,319,425	$99,598,074

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Total Sales	$36,933,015	$31,902,027	$76,417,371	$62,904,773
Cost of Sales	26,458,137	25,133,536	55,425,942	49,769,877
Gross Profit	10,474,878	6,768,491	20,991,429	13,134,896

Operating Expenses:
Selling, general and administrative expenses	5,322,514	4,392,964	10,719,797	9,362,048
Operating Income	5,152,364	2,375,527	10,271,632	3,772,848

Other (Income) and Expenses:
Interest charges	366,101	154,065	735,904	415,081
Unrealized (gain) loss on investments	(177,515)	608,954	(118,482)	434,069
Other (income) expense, net	(345,968)	16,838	(344,971)	(313,063)
Total Other (Income) and Expenses	(157,382)	779,857	272,451	536,088
Income before Provision for Income Taxes	5,309,746	1,595,670	9,999,181	3,236,761

Provision for Income Taxes	1,458,404	424,406	2,756,366	999,622
Net Income	$3,851,342	$1,171,264	$7,242,815	$2,237,139

Net Income Per Common Share - Basic	$1.10	$0.34	$2.07	$0.65

Net Income Per Common Share - Diluted	$1.09	$0.34	$2.07	$0.65

Weighted Average Shares of Common Stock Outstanding
Basic	3,507,108	3,464,765	3,504,978	3,449,465
Diluted	3,518,386	3,464,765	3,507,286	3,449,465

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended June 30, 2023 and 2022

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at March 31, 2023	$7,844,228	$1,465,522	$1,741,901	$(2,196,437)	$37,972,643	$46,827,857
Share-based compensation expense	436,123	-	-	-	-	436,123
Stock issuance	150,000	-	-	-	-	150,000
Repurchase of shares	-	-	-	(40,590)	-	(40,590)
Net Income	-	-	-	-	3,851,342	3,851,342
Balance at June 30, 2023	$8,430,351	$1,465,522	$1,741,901	$(2,237,027)	$41,823,985	$51,224,732

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2023	2,826,149	914,283	52,274	182,435	2,773,875	731,848
Stock awards (forfeits) issued to directors and officers	(500)	-	-	-	(500)	-
Stock issuance	7,317	-	-	-	7,317	-
Repurchase of shares	-	-	1,800	-	(1,800)	-
Balance at June 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at March 31, 2022	$6,292,130	$1,465,522	$1,741,901	$(2,046,822)	$29,085,643	$36,538,374
Share-based compensation expense	19,807	-	-	-	-	19,807
Acquisition	1,000,012	-	-	-	-	1,000,012
Repurchase of shares	-	-	-	(75,000)	-	(75,000)
Net Income	-	-	-	-	1,171,264	1,171,264
Balance at June 30, 2022	$7,311,949	$1,465,522	$1,741,901	$(2,121,822)	$30,256,907	$38,654,457

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2022	2,752,987	914,283	44,210	182,435	2,708,777	731,848
Acquisition	38,462	-	-	-	38,462	-
Repurchase of shares	-	-	3,000	-	(3,000)	-
Balance at June 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Six Months Ended June 30, 2023 and 2022

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Share-based compensation expense	928,788	-	-	-	-	928,788
Stock issuance	150,000	-	-	-	-	150,000
Repurchase of shares	-	-	-	(111,775)	-	(111,775)
Net Income	-	-	-	-	7,242,815	7,242,815
Balance at June 30, 2023	$8,430,351	$1,465,522	$1,741,901	$(2,237,027)	$41,823,985	$51,224,732

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock awards (forfeits) issued to directors and officers	34,200	-	-	-	34,200	-
Stock issuance	7,317	-	-	-	7,317	-
Repurchase of shares	-	-	6,662	-	(6,662)	-
Balance at June 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL
Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Share-based compensation expense	918,114	-	-	-	-	918,114
Issuance for acquisition	1,000,012	-	-	-	-	1,000,012
Repurchase of shares	-	-	-	(140,709)	-	(140,709)
Net Income	-	-	-	-	2,237,139	2,237,139
Balance at June 30, 2022	$7,311,949	$1,465,522	$1,741,901	$(2,121,822)	$30,256,907	$38,654,457

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B
Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock awards (forfeits) issued to directors and officers	32,200	-	-	-	32,200	-
Acquisition	38,462	-	-	-	38,462	-
Repurchase of shares	-	-	5,366	-	(5,366)	-
Balance at June 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$7,242,815	$2,237,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,024,296	1,855,257
Unrealized loss (gain) on investments in equity securities	(118,482)	434,069
Amortization of right of use assets	792,382	647,471
Loss on disposal of assets	59,071	15,370
Non-cash share-based compensation expense	928,788	918,114
Changes in assets and liabilities:
Accounts receivable	697,128	(3,100,400)
Inventories	(987,162)	(2,219,722)
Contract assets	(125,609)	71,046
Prepaid expenses & other assets	470,831	(599,793)
Accounts payable	(1,251,066)	2,603,596
Lease liabilities	(327,772)	(639,452)
Other current liabilities	(576,177)	1,383,324
Unearned revenue	(606,775)	843,202
Total adjustments	979,453	2,212,082
Net Cash Provided by Operating Activities	8,222,268	4,449,221
Cash Flows from Investing Activities
Cash paid for business acquisitions	-	(4,331,739)
Capital expenditures	(866,127)	(324,967)
Net Cash (Used in) Investing Activities	(866,127)	(4,656,706)
Cash Flows from Financing Activities
Payments on notes	(1,447,315)	(2,030,541)
Payments on bank debt	(9,304,931)	(1,916,666)
Borrowings on bank debt	5,545,035	6,702,395
Payments on contingent liability	-	(750,000)
Share repurchase	(111,775)	(140,709)
Net Cash (Used in) Provided by Financing Activities	(5,318,986)	1,864,479
Net Increase in cash and cash equivalents	2,037,155	1,656,994
Cash and cash equivalents at beginning of period	1,247,627	1,494,415
Cash and cash equivalents at end of period	$3,284,782	$3,151,409
Supplemental disclosures of cash flow information
Interest Paid	$742,808	$438,210
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$457,317	$380,298
Purchase accounting adjustment to Goodwill for a change in inventory	$147,591	$-
Purchase accounting adjustment to Goodwill for a change in fixed assets	$73,520	$-
Issuance of Class A common shares in business acquisition	$-	$1,000,012
Issuance of Class A common shares for capital expenditures	$150,000	$-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the six-month period ended  June 30, 2023 there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement reflects the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard became effective for the Company on January 1, 2023 and did not have a material impact on the Company’s results of operations and internal controls on reporting.

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

The following is a description of the valuation methodologies used for the Company's instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

* Stock: The stock market value is based on valuation of market quotes from independent active market sources and is considered a level 1 investment.

3.  ACCOUNTS RECEIVABLE

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $181,954, $143,631, and $75,930 at June 30, 2023,  December 31, 2022  and December 31, 2021, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	June 30,	December 31,
	2023	2022
Raw materials and component parts	$4,207,457	$2,892,820
Work-in-process	5,697,360	5,158,252
Finished products	11,712,743	13,483,017
Total inventory	$21,617,560	$21,534,089
Less: inventory reserves	601,847	1,357,947
Net inventory	$21,015,713	$20,176,142

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested annually for impairment, or more frequently if indicators of impairment are identified.

For the identified reporting units, impairment testing was performed as of  December 31, 2022 using an income approach based on management’s determination of the prospective financial information, with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated fair value exceeded carrying value for all reporting units and no indefinite-lived intangible assets or goodwill was determined to be impaired. There have been no impairment indicators identified during the three or six-month periods ended June 30, 2023.

Goodwill increased by $0.2 million from $16.2 million at  December 31, 2022 to $16.4 million at  June 30, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill, recorded in the second quarter, for Knitting Machinery Company of America (KMC). Goodwill increased by $1.8 million from $14.4 million at  December 31, 2021 to $16.2 million at December 31, 2022. The increase in Goodwill was driven by the addition of $2.0 million in the Industrial and Transportation Products segment related to the acquisitions of Reverso Pumps & Separ America and KMC and in the first and second quarters of 2022, respectively. These increases were partially offset by a decrease of $0.2 million related to a purchase accounting adjustment for Global-Tek, also in the Industrial and Transportation Products segment.

Goodwill by reportable segment is as follows:

	June 30,	December 31,
	2023	2022
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$15,753,682	$13,926,362
Acquisitions	-	1,997,174
Adjustments	221,111	(169,854)
Ending Balance	$15,974,793	$15,753,682

Total Company:
Beginning Balance	$16,231,938	$14,404,618
Acquisitions	-	1,997,174
Adjustments	221,111	(169,854)
Ending Balance	$16,453,049	$16,231,938

The Company's intangible assets have been generated via acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets are as follows:

	June 30,	December 31,
	2023	2022
Customer list intangibles	$9,316,000	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,445,649	4,445,649
Total intangible assets	13,961,649	13,961,649
Less: accumulated amortization	5,099,694	4,469,089
Intangible assets, net	$8,861,955	$9,492,560

Amortization of intangibles assets was: $315,302 and $320,895 for the three months ended June 30, 2023 and 2022, respectively and $630,605 and $640,124 for the six months ended June 30, 2023 and 2022, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	June 30,	December 31,
	2023	2022
Land	$231,034	$231,034
Buildings and improvements	3,492,667	3,222,243
Machinery & equipment	23,914,606	23,301,660
Total property, plant & equipment	27,638,307	26,754,937
Less: accumulated depreciation	12,911,814	11,541,494
Property plant & equipment, net	$14,726,493	$15,213,443

During the three months ended June 30, 2023, the Company issued 7,317 Class A Common Shares, valued at $150,000, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. Air Power Dynamics, LLC is controlled by Ambassador Edward Crawford, who is the chairman of the Company's board.

Depreciation expense was $774,162 and $585,412 for the three months ended June 30, 2023 and 2022, respectively and $1,370,484 and $1,181,246 for the six months ended June 30, 2023 and 2022, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are valued based on quotes stock prices in active markets, thus Level 1 in the fair value hierarcy, and summarized in the table below:

			UNREALIZED	REALIZED
	BALANCE	ACQUISITIONS,	GAINS	GAINS	BALANCE
	AT	DISPOSITIONS	(LOSSES)	INCLUDED	AT END
	BEGINNING	AND	INCLUDED	IN	OF
	OF YEAR	SETTLEMENTS	IN EARNINGS	EARNINGS	PERIOD
December 31, 2022	$1,518,244	$-	$(860,273)	$-	$657,971

Year-to-date June 30, 2023	657,971	-	118,482	-	776,453

8.  BANK DEBT

The Company is party to a Credit Agreement with JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”). The Company entered into a sixth amendment to the Credit Agreement on June 12, 2023. The most significant change in the amended Credit Agreement was the discontinued use of LIBOR as a reference rate, with the adoption of the Federal Reserve Bank of New York's Secured Overnight Financing Rate (SOFR) as the primary reference rate. This change was anticipated and aligns with the US Dollar LIBOR panel ceasing on June 30, 2023.

The Credit Agreement, both before and after the execution of the sixth amendment, is comprised of a revolving facility in the amount of $30,000,000 that matures on June 1, 2024. A Term Loan A matured December 1, 2022, and was paid in full on January 4, 2023.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or SOFR (previously LIBOR) plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for SOFR (previously LIBOR) loans. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly.

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

Bank debt balances consist of the following:

	June 30,	December 31,
	2023	2022
Term debt	$-	$222,222
Revolving debt	15,743,444	19,281,119
Total Bank debt	15,743,444	19,503,341
Less: current portion	15,709,850	222,222
Non-current bank debt	33,594	19,281,119
Less: unamortized debt costs	33,594	56,801
Net non-current bank debt	$-	$19,224,318

The Company had $14.3 million and $10.7 million available to borrow on the revolving credit facility at June 30, 2023 and  December 31, 2022, respectively.

9.     NOTES PAYABLE

Notes Payable – Related Party

The Company had two separate promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in  July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in  July 2018 in connection with acquisition of CAD Enterprises, Inc. (“CAD”). The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each had an interest rate of 6.25% per annum, which was increased from 4.0% per annum as part of the  July 2018 amendments.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD. Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note”). The Seller Note had an interest rate of four percent (4%) per annum and the loan was paid in full on March 31, 2023.

Notes payable consists of the following:

	June 30,	December 31,
	2023	2022
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021 and maturing on October 15, 2025	$1,703,062	$2,587,877
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the seller, payable in quarterly installments beginning September 30, 2018. The note was paid in full on March 31, 2023	-	562,500
Total notes payable	1,703,062	3,150,377
Less current portion	814,351	1,303,972
Notes payable – non-current portion	$888,711	$1,846,405

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of under one year to 10 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	June 30,	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets, net	$9,189,216	$9,524,280

Other current liabilities	1,686,426	1,705,224
Operating lease liabilities	7,751,179	8,060,152
Total operating lease liabilities	$9,437,605	$9,765,376
Weighted Average Remaining Lease Term
Operating Leases (in years)	7.4	7.7
Weighted Average Discount Rate
Operating Leases	5%	5%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2023	2022	2023	2022

Earnings Per Share - Basic
Net Income	$3,851,342	$1,171,264	$7,242,815	$2,237,139
Weighted average shares of common stock outstanding - Basic	3,507,108	3,464,765	3,504,978	3,449,465
Earnings Per Share - Basic	$1.10	$0.34	$2.07	$0.65

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,507,108	3,464,765	3,504,978	3,449,465
Unvested Restricted Stock Awards	11,278	-	2,308	-
Weighted average shares of common stock - Diluted	3,518,386	3,464,765	3,507,286	3,449,465
Earnings Per Share - Diluted	$1.09	$0.34	$2.07	$0.65

12. ACQUISITIONS

Reverso Pumps and Separ America

Effective January 10, 2022, Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation (the “Company”), completed the acquisition (the “Reverso Transaction”) of substantially all the assets of Reverso Pumps, Inc., a Florida corporation and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Reverso”), pursuant to an Asset Purchase Agreement (the “Reverso Asset Purchase Agreement”) entered into and effective January 10, 2022 by and among Reverso Pumps, the Seller, the seller parties named therein and the Seller Parties’ representatives named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Reverso Pumps in exchange for approximately $2.6 million in cash.

Additionally, effective on January 10, 2022, Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, completed the acquisition (the “Separ Transaction,” and with the Reverso Transaction, the “Transactions”) of substantially all the assets of Separ of the Americas, LLC, a Florida limited liability company and developer, designer, manufacturer, seller and distributor of oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems (“Separ”) pursuant to an Asset Purchase Agreement (the “Separ Asset Purchase Agreement,” and together with the Reverso Asset Purchase Agreement, the “Purchase Agreements”) by and among Separ America, the Seller, the seller parties named therein and the Seller Parties’ representative named therein. Upon the closing of the Transaction, the assets were transferred and assigned to Separ America in exchange for approximately $1.6 million in cash.

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

Knitting Machinery Company

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

Cash Consideration Transferred	$250,000
Fair Value of Stock Consideration	1,000,012
Total Consideration	$1,250,012

Cash	$100,000
Accounts Receivable	155,932
Inventory	517,270
Fixed Assets	90,603
Intangible Assets	150,000
Goodwill	645,372
Total Assets Acquired	$1,659,177

Accounts Payable	$33,694
Deferred Revenue	375,471
Total Liabilities Assumed	$409,165
Total Fair Value	1,250,012

Acquisition transaction costs incurred were:	$30,479

Goodwill has an assigned value of $0.65 million and represents the expected synergies generated by combining the operations of KMC and the Company. Goodwill increased by $0.2 million from $0.4 million at  December 31, 2022 to $0.6 million at  June 30, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill for a change in inventory and fixed assets. The Company utilizes industrial hoses for customers in the Industrial and Transportation Products segment and the acquisition of KMC allows the Company to strengthen its supply chain. Intangible asset, trademark has an assigned value of $0.075 million which represents the expected value of the KMC trade name in the market. Intangible asset, customer list has an assigned value of $0.075 million which represents the expected value of the list of the customers of KMC to the Company.

Sales and Net Income for the Acquired Companies

Sales and net income information for the acquired companies, Reverso Pumps LLC (“Reverso Pumps”), Separ America LLC (“Separ America”) and Knitting Machinery Company of America LLC (“Knitting Machinery”) since the respective acquisition dates for the six months ended June 30, 2023 and 2022 are provided below.

	Six Months ended		Six Months ended
	June 30, 2023		June 30, 2022
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Reverso Pumps (acquired January 10, 2022)	$3,488,362	$628,288	$2,548,563	$351,769
Separ America (acquired January 10, 2022)	1,493,852	487,400	869,739	234,595
Knitting Machinery (acquired May 1, 2022)	138,566	15,519	579,388	61,415
Subtotal Acquired Companies	$5,120,780	1,131,207	3,997,690	647,779

All Other Companies	71,296,591	6,111,608	58,907,083	1,589,360
Total	$76,417,371	$7,242,815	$62,904,773	$2,237,139

13. SEGMENT AND RELATED INFORMATION

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment and (2) Industrial and Transportation Products. The identification of our operating segments is based on guidance in ASC 280-10-50-1. The Company's management evaluates segment performance based primarily on segment operating profit. Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses. The Company does not allocate corporate costs to the respective segments.

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment may engage in business activities from which they may recognize revenues and incur expenses relating to transactions with other components of the Company. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by our chief operating decision maker and is considered in making decisions about resources to be allocated to the segment in assessing its performance. Financial information for both segments is available in internal reports that are prepared on a monthly basis.

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

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added July 1, 2016, when the Company purchased the assets of the Federal Hose Manufacturing, LLC ("Federal Hose") of Painesville, Ohio. Federal Hose manufactures flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions. Utilizing state-of-the-art machining and welding technologies, CAD is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels. CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, and TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles. The Company purchased substantially all of the assets of Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), in Davie, Florida on January 10, 2022. Reverso Pumps develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems.

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

Corporate costs not allocated to the segments:

Costs incurred at corporate headquarters do not directly relate to the two reportable segments and thus are not allocated. The nature of these costs has remained consistent, but the dollar values have increased which coincides with the Company's growth.

Information by industry segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales summary by segment
Commercial Air Handling	$14,860,001	$11,845,380	$30,911,194	$23,403,254
Industrial and Transportation Products	22,073,014	20,056,647	45,506,177	39,501,519
Total Sales	36,933,015	31,902,027	76,417,371	62,904,773

Gross profit summary by segment
Commercial Air Handling	5,029,777	2,453,139	9,469,684	5,082,796
Industrial and Transportation Products	5,445,101	4,315,352	11,521,745	8,052,100
Total Gross Profit	10,474,878	6,768,491	20,991,429	13,134,896

Segment operating profit
Commercial Air Handling	3,987,554	1,382,553	7,402,749	2,944,897
Industrial and Transportation Products	2,605,748	1,839,634	5,796,850	3,121,620
Total Segment Operating Profit	6,593,302	3,222,187	13,199,599	6,066,517

Corporate charges not allocated to segments	1,440,938	846,660	2,927,967	2,293,669
Operating Income	5,152,364	2,375,527	10,271,632	3,772,848
Interest charges	366,101	154,065	735,904	415,081
Unrealized (gain) loss on investments	(177,515)	608,954	(118,482)	434,069
Other (income) expense, net	(345,968)	16,838	(344,971)	(313,063)
Income before Provision for Income Taxes	$5,309,746	$1,595,670	$9,999,181	$3,236,761

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2023 and December 31, 2022, results of operations for the three and six month periods ended June 30, 2023 and 2022, and cash flows for the three and six month periods ended June 30, 2023 and 2022, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the Three Months Ended June 30, 2023 include the added results of operations of Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the Three Months Ended June 30, 2022 do not include the full results of operations of Knitting Machinery.

Accordingly, in light of the timing of these transactions, the Company’s results for the Six Months Ended June 30, 2023 include the added results of operations of Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the Six Months Ended June 30, 2022 do not include the full results of operations of Knitting Machinery, Reverso Pumps and Separ America.

Results of Operations – Three Months Ended June 30, 2023 and 2022

Sales for the quarter ended June 30, 2023 (“current quarter”) increased to $36.9 million, an increase of approximately $5.0 million or 15.8% from sales of $31.9 million during the same quarter of the prior year. The increase in sales for the quarter ended June 30, 2023 was almost exclusively driven by organic growth, including pricing initiatives to offset inflation as well as increased volume, in both of the Company's reportable segments. Discussion regarding segment performance is included in the sections below.

    Cost of sales for the current quarter was $26.5 million compared to $25.1 million for the same quarter of the prior year, an increase of $1.3 or 5.3%, which is directly attributable to the sales increase. Gross margin was 28.4% in the current quarter compared to 21.2% for the same quarter of the prior year.  The 720 basis point increase is primarily attributable to an increased sales base allowing for better absorption of fixed costs, normalization of inflationary raw materials and logistics costs, and several plant efficiency initiatives. During the second quarter of 2023, the inflationary headwinds from the prior year have substantially subsided, with permanent raw material price increases largely being shared with customers, combined with direct cost management programs which have resulted in savings.

Selling, general and administrative expenses (SG&A) in the current quarter were $5.3 million, compared to $4.4 million, in the same quarter of last year. Selling, general and administrative expenses were consistent as a percentage of sales, with the increased expense incurred to support the Company's rapid sales growth.

Interest charges in the current quarter were $0.4 million compared to $0.2 million in the same quarter of the prior year. Total debt outstanding has decreased, thus the increase in interest expense is directly attributable to interest rate increases, which align with the macroeconomic environment. Average total debt (including notes) and average interest rates for the current quarter were $20.4 million and 6.8%, respectively, compared to $29.0 million and 3.1%, respectively, in the same period of last year.

Unrealized gain on investment in the current quarter was $0.2 million, compared to a loss of $0.6 million in the prior year quarter. The change is the result of market price changes in the Company's investments in marketable securities. There were no significant changes in the Company's investment strategy or portfolio compared to the second quarter of last year.

The Company recognized other income of $0.3 million in the current quarter, resulting from incentives that Global-Tek received from the government of Puerto Rico in the second quarter of 2023 that did not occur in the second quarter of 2022.

Income tax expense in the current quarter was $1.5 million compared to $0.4 million in the same quarter of the prior year. Tax expense is higher compared to the same quarter of the prior year primarily because of higher pre-tax income.

Net income in the current quarter was $3.9 million, or $1.09 per diluted share, as compared to net income of $1.2 million, or $0.34 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended June 30, 2023 increased to $14.9 million, an increase of approximately $3.0 million, or 25.4%, from sales of $11.8 million during the same period of the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $4.0 million, or 26.8%, compared to $1.4 million, or 11.7% in the same quarter of the prior year, an increase of $2.6 million or 1,520 basis points. The improved segment operating profit and segment operating margin were primarily a function of the increased revenue base, combined with lessened input costs and a factory that has implemented several efficiency and continuous improvement initiatives. Segment selling, general and administrative costs have remained consistent as compared to the second quarter of last year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended June 30, 2023 increased to $22.1 million, an increase of approximately $2.0 million, or 10.1%, from sales of $20.1 million during the same period of the prior year. By design, this segment is diversified and operates across several industries. The growth in the current quarter was primarily the result of increased demand for aerospace components, which is consistent with increased travel in 2023 following the COVID-19 pandemic.

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $2.6 million, or 11.8% , compared  $1.8 million, or 9.2%, in the same quarter of the prior year, an increase of $0.8 million or 260 basis points. The improved segment operating profit and segment operating margin were primarily a function of the increased revenue base, combined with the pass-through of certain inflationary costs. Segment selling, general and administrative costs increased consistent with the sales increase.

Results of Operations – Six Months Ended June 30, 2023 and 2022

Sales for the six months ended June 30, 2023 (“current year-to-date period”) increased to $76.4 million, an increase of $13.5 million or 21.5% from sales of $62.9 million during the same year-to-date period of the prior year. The increase in sales for the six months ended June 30, 2023 was almost exclusively driven by organic growth, including pricing initiatives to offset inflation as well as increased volume, spread almost equally between both of the Company's reportable segments.

Cost of sales for the six months ended June 30, 2023 was $55.4 million compared to $49.8 million for the same period of the prior year, an increase of $5.7 million or 11.4%, which is directly attributable to the sales increase. Gross margin was 27.5% in the current year-to-date period compared to 21.2% for the same period of the prior year.  The 630 basis point increase was primarily attributable to an increased sales base allowing for better absorption of fixed costs, normalization of inflationary raw materials and logistics costs, and several plant efficiency initiatives. During the six months ended June 30, 2023, the inflationary headwinds from the prior year substantially subsided, with permanent raw material price increases largely being shared with customers, combined with direct cost management programs which have resulted in savings.

Selling, general and administrative expenses (SG&A) in the current year-to-date period were $10.7 million, compared to $9.4 million, in the prior year-to-date period. Selling, general and administrative expenses are consistent as a percentage of sales, with the increased expenses incurred to support the Company's rapid sales growth.

Interest charges in the current year-to-date period were approximately $0.7 million compared to $0.4 million in the prior year-to-date period. Total debt outstanding decreased, thus the increase in interest expense was directly attributable to interest rate increases, which align with the macroeconomic environment. Average total debt (including notes) and average interest rates for the most recent six-month period were $21.4 million and 6.6%, respectively, compared to $29.0 million and 2.9%, respectively, in the same period of last year.

Unrealized gain on investment in the current year-to-date period was $0.1 million, compared to a loss of $0.4 million in the prior year-to-date period. The change is the result of market price changes in the Company's investments in marketable securities. There have been no significant changes in the Company's investment strategy or portfolio as compared to the prior year-to-date period.

The Company recognized other income of $0.3 million in the current and prior year-to-date periods, resulting from recurring incentives that Global-Tek received from the government of Puerto Rico.

Income tax expense in the current year-to-date period was $2.8 million compared to $1.0 million in the same period of the prior year. Tax expense was higher compared to the prior year-to-date period primarily because of higher pre-tax income.

Net income in the current year-to-date period was $7.2 million, or $2.07 per diluted share, as compared to net income of $2.2 million, or $ per $0.65 per diluted share, for the same period of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the six months ended June 30, 2023 increased to $30.9 million, an increase of approximately $7.5 million, or 32.1%, from sales of $23.4 million during the same period of the prior year. This increase was primarily attributable to an increase in demand as COVID-19 pandemic-related restrictions were lifted and the on-site access necessary to complete the installation of commercial air handling units was restored for certain hospital and university customers.

Segment operating profit in the Commercial Air Handling Equipment segment for the current year-to-date period was $7.4 million, or 23.9%, compared to $2.9 million, or 12.6% in the same year-to-date period of the prior year, an increase of $4.5 million or 1,140 basis points. The improved segment operating profit and segment operating margin were primarily a function of the increased revenue base, combined with lessened input costs and a factory that has implemented several efficiency, cost management and continuous improvement initiatives. Segment selling, general and administrative costs have remained consistent compared to the prior year-to-date period.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the six months ended June 30, 2023 increased to $45.5 million, an increase of approximately $6.0 million or 15.2%, from sales of $39.5 million during the same period of the prior year. The increase in sales for the six months ended June 30, 2023 was primarily driven by increased sales across the Company's portfolio, most notably an improvement of approximately $2.7 million of which is attributable to increased sales of boat hose and filter products, stemming from the macroeconomic trend of higher demand for new boat craft. Also significantly contributing to the sales growth was an increase of approximately $1.8 million and $1.1 million in the Company's sales of aerospace tooling and forged aerospace products, respectively, stemming from the re-emergence of the travel industry. Also contributing to the sales improvement was growth of approximately $1.1 million in sales of the Company's machined defense parts, which largely aligns with the factory's return to historical sales volumes. Offsetting these increases was a decrease of approximately $0.8 million for the Company's digital marketing entity.

Segment operating profit in the Industrial and Transportation Products segment for the current year-to-date period was $5.8 million, 12.7%, compared to $3.1 million, or 7.9%, in the same period of the prior year, an increase of $2.7 million or 480 basis points. The improved segment operating profit and segment operating margin were primarily a function of increased revenue from boating, aerospace and defense sales and improved segment gross margin. The segment gross margin improvement was the result of improved absorption of fixed costs due to the growth in sales volume, the pass-through of certain inflationary costs and certain efficiency initiatives. Segment selling, general and administrative costs have increased consistent with the sales increase compared to the prior year-to-date period.

Liquidity and Capital Resources

The Company’s credit agreement, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At June 30, 2023, there was approximately $14.3 million of borrowing availability, which has increased in recent quarters as the Company generated cash, and used that cash to pay down debt. As the Credit Agreement reaches maturity in June 2024, the Company believes it is well positioned to negotiate a new credit facility which will provide financial flexibility to fund not only working capital, but acquisitions and other strategic initiatives.

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash provided by operating activities was $8.2 million for the six months ended June 30, 2023, compared to $4.4 million net cash provided by operating activities for the prior year period. The improvement in cash flow from operations is most directly attributable to the increase in net income. Another key contributor of the improvement was the Company's focus on receivable collections, which provided $0.7 million in cash during the six months ended June 30, 2023, compared to usage of $3.1 million in the prior year period. Despite its growing sales base, the Company invested $1.2 million less in inventory during the six months ended June 30, 2023 compared to the prior year period. Partially offsetting these improvements was a use of $1.3 million on accounts payable during the six months ended June 30, 2023 compared to proceeds of $2.6 million in the prior year period. The Company maintains strict oversight of disbursements, and this change is largely the result of invoice timing.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2023 was $0.9 million, compared to cash used in investing activities of $4.7 million in the prior year period. Cash used in investing activities for the period ended June 30, 2023 was for capital expenditures in the normal course of business. Cash used in investing activities for the period ended June 30, 2022 was for the acquisitions of Knitting Machinery Corporation, Reverso Pumps and Separ America in the Industrial and Transportation Products segment as well as capital expenditures in the normal course of business.

Financing Activities. Cash used in financing activities was approximately $5.3 million for the six months ended June 30, 2023, compared to cash provided by financing activities of $1.9 million in the same period a year ago. Beginning in the second half of 2022, the Company has utilized cash flow from operations to pay down its total debt. In the prior year period, the Company borrowed on its revolving credit facility to fund the acquisitions noted above.

The Company is actively managing its business to maintain cash flow and liquidity. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable until the anticipated execution of a new credit facility. Based on a combination of increased profitability and decreased debt levels, the Company believes it is well positioned to negotiate a new credit facility to support ongoing operations as well as growth initiatives. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. Similarly, and while also not expected, it is possible that some or all of these factors could make it difficult to secure a new credit agreement, and there is no assurance that the Company will be able to do so on attractive terms or at all. See Note 8 and 9 to the consolidated financial statements for further information on the Company's total debt.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At June 30, 2023, the Company had secured performance and payment bonds in the amount of $8.5 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

Income Taxes: In accordance with ASC 740, “Income Taxes” (“ASC 740”), we account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion. Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rates. As a result, our actual annual effective income tax rates and related income tax liabilities may differ materially from our interim estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.

Impact of Inflation

Inflationary economic conditions have increased, and may continue to increase, the Company’s costs of producing its products. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also are significant elements of the Company’s production costs. Inflationary economic conditions increase these various costs. If the Company is unable to continue mitigating inflationary increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, its profitability may be adversely affected.

Forward-Looking Statements

This press release contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements made regarding the Company’s future results. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (b) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (c) actions that governments, businesses and individuals take in response to public health crises, such as the COVID-19 pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (d) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; (e) adverse effects from evolving geopolitical conditions, such as the military conflict in Ukraine; (f) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industries in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K and the Company’s subsequent filings with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses shares repurchased by the Company during the quarter ended June 30, 2023. All shares noted in the table below were Class A common shares repurchased in a privately negotiated transaction.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to April 30, 2023	-	-	-	-
May 1 to May 31, 2023	-	-	-	-
June 1 to June 30, 2023	1,800	$22.55	-	-
Total	1,800	$22.55	-	-

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Separation Agreement and Release by and between Crawford United Corporation and John P. Daly (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023).
10.2	Sixth Amendment Credit Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of August 9, 2023, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)