Form 10-Q
period 2023-09-30
CRAWFORD UNITED Corp
filed 2023-11-02
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, 2,778,892 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,549,468	$1,247,627
Accounts receivable less allowance for doubtful accounts	24,463,040	21,884,807
Contract assets	3,219,772	3,284,301
Inventories less allowance for obsolete inventory	20,649,773	20,176,142
Investments	640,931	657,971
Prepaid expenses and other current assets	1,143,835	1,522,516
Total Current Assets	51,666,819	48,773,364
Property, plant and equipment, net	14,426,506	15,213,443
Operating right of use asset, net	8,841,145	9,524,280
OTHER ASSETS:
Goodwill	16,453,049	16,231,938
Intangibles, net of accumulated amortization	8,567,902	9,492,560
Other non-current assets	122,243	362,489
Total Non-Current Other Assets	25,143,194	26,086,987
Total Assets	$100,077,664	$99,598,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$811,546	$1,303,972
Bank debt – current	11,974,749	222,222
Leases payable – current	1,671,484	1,705,224
Accounts payable	11,346,508	14,017,973
Unearned revenue	6,573,441	4,354,868
Accrued income taxes	209,154	1,239,289
Accrued expenses	3,740,624	3,224,188
Total Current Liabilities	36,327,506	26,067,736
LONG-TERM LIABILITIES:
Notes payable	681,082	1,846,405
Bank debt	-	19,224,318
Leases payable	7,420,732	8,060,152
Deferred income taxes	1,384,558	1,384,558
Total Long-Term Liabilities	9,486,372	30,515,433
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,832,966 issued at September 30, 2023 and 2,791,449 issued at December 31, 2022	8,654,668	7,351,563
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at September 30, 2023 and December 31, 2022	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,237,027)	(2,125,252)
Class A common shares – 54,074 shares held at September 30, 2023 and 47,412 shares held at December 31, 2022
Class B common shares – 182,435 shares held at September 30, 2023 and December 31, 2022
Retained earnings	44,638,722	34,581,171
Total Stockholders' Equity	54,263,786	43,014,905
Total Liabilities and Stockholders' Equity	$100,077,664	$99,598,074

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Total Sales	$33,641,513	$32,189,623	$110,058,884	$95,094,396
Cost of Sales	24,732,181	25,879,820	80,158,123	75,649,696
Gross Profit	8,909,332	6,309,803	29,900,761	19,444,700

Operating Expenses:
Selling, general and administrative expenses	4,612,364	4,310,125	15,332,161	13,672,173
Operating Income	4,296,968	1,999,678	14,568,600	5,772,527

Other (Income) and Expenses:
Interest charges	294,825	331,156	1,030,729	746,237
(Gain) loss on investments	135,522	101,370	17,040	535,439
Other (income) expense, net	(599)	(195,046)	(345,569)	(508,108)
Total Other (Income) and Expenses	429,748	237,480	702,200	773,568
Income before Provision for Income Taxes	3,867,220	1,762,198	13,866,400	4,998,959

Provision for Income Taxes	1,052,484	507,653	3,808,850	1,507,275
Net Income	$2,814,736	$1,254,545	$10,057,550	$3,491,684

Net Income Per Common Share - Basic	$0.80	$0.36	$2.87	$1.01

Net Income Per Common Share - Diluted	$0.80	$0.36	$2.86	$1.01

Weighted Average Shares of Common Stock Outstanding
Basic	3,510,740	3,476,087	3,506,920	3,458,437
Diluted	3,536,697	3,476,087	3,519,672	3,458,437

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended September 30, 2023 and 2022

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2023	$8,430,351	$1,465,522	$1,741,901	$(2,237,027)	$41,823,986	$51,224,732
Share-based compensation expense	224,317	-	-	-	-	224,317
Net Income	-	-	-	-	2,814,736	2,814,736
Balance at September 30, 2023	$8,654,668	$1,465,522	$1,741,901	$(2,237,027)	$44,638,722	$54,263,786

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Balance at September 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2022	$7,311,949	$1,465,522	$1,741,901	$(2,121,822)	$30,256,907	$38,654,457
Share-based compensation expense	19,807	-	-	-	-	19,807
Net Income	-	-	-	-	1,254,545	1,254,545
Balance at September 30, 2022	$7,331,756	$1,465,522	$1,741,901	$(2,121,822)	$31,511,452	$39,928,809

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848
Balance at September 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Nine Months Ended September 30, 2023 and 2022

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Share-based compensation expense	1,153,105	-	-	-	-	1,153,105
Stock issuance	150,000	-	-	-	-	150,000
Repurchase of shares	-	-	-	(111,775)	-	(111,775)
Net Income	-	-	-	-	10,057,550	10,057,550
Balance at September 30, 2023	$8,654,668	$1,465,522	$1,741,901	$(2,237,027)	$44,638,722	$54,263,786

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock awards (forfeits) issued to directors and officers	34,200	-	-	-	34,200	-
Stock issuance	7,317	-	-	-	7,317	-
Repurchase of shares	-	-	6,662	-	(6,662)	-
Balance at September 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL
Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Share-based compensation expense	937,921	-	-	-	-	937,921
Issuance for acquisition	1,000,012	-	-	-	-	1,000,012
Repurchase of shares	-	-	-	(140,709)	-	(140,709)
Net Income	-	-	-	-	3,491,684	3,491,684
Balance at September 30, 2022	$7,331,756	$1,465,522	$1,741,901	$(2,121,822)	$31,511,452	$39,928,809

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B
Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock awards (forfeits) issued to directors and officers	32,200	-	-	-	32,200	-
Acquisition	38,462	-	-	-	38,462	-
Repurchase of shares	-	-	5,366	-	(5,366)	-
Balance at September 30, 2022	2,791,449	914,283	47,210	182,435	2,744,239	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$10,057,550	$3,491,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,156,558	2,800,279
Loss on investments in equity securities	17,040	535,439
Amortization of right of use assets	1,267,360	1,054,699
Loss on disposal of assets	59,237	15,370
Non-cash share-based compensation expense	1,153,105	937,921
Changes in assets and liabilities:
Accounts receivable	(2,578,233)	(2,858,971)
Inventories	(621,222)	(3,877,729)
Contract assets	64,529	112,121
Prepaid expenses & other assets	618,927	(82,071)
Accounts payable	(2,671,465)	2,598,799
Lease liabilities	(673,160)	(600,510)
Other current liabilities	(1,097,923)	749,110
Unearned revenue	2,218,573	1,293,953
Total adjustments	913,326	2,678,409
Net Cash Provided by Operating Activities	10,970,876	6,170,094
Cash Flows from Investing Activities
Cash paid for business acquisitions	-	(4,331,739)
Capital expenditures	(1,394,192)	(533,581)
Net Cash (Used in) Investing Activities	(1,394,192)	(4,865,320)
Cash Flows from Financing Activities
Payments on notes	(1,657,749)	(3,331,091)
Payments on bank debt	(14,246,403)	(4,535,000)
Borrowings on bank debt	6,741,084	8,115,202
Payments on contingent liability	-	(750,000)
Share repurchase	(111,775)	(140,709)
Net Cash Used in Financing Activities	(9,274,843)	(641,597)
Net Increase in cash and cash equivalents	301,841	663,178
Cash and cash equivalents at beginning of period	1,247,627	1,494,415
Cash and cash equivalents at end of period	$1,549,468	$2,157,591
Supplemental disclosures of cash flow information
Interest Paid	$1,002,952	$736,334
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$457,317	$380,298
Purchase accounting adjustment to Goodwill for a change in inventory	$147,591	$-
Purchase accounting adjustment to Goodwill for a change in fixed assets	$73,520	$-
Issuance of Class A common shares in business acquisition	$-	$1,000,012
Issuance of Class A common shares for capital expenditures	$150,000	$-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2023

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the nine-month period ended  September 30, 2023 there have been no changes to the Company's significant accounting policies.

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

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $24,463,040, $21,884,807, and $18,387,744 at September 30, 2023,  December 31, 2022  and December 31, 2021, respectively.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $177,891, $143,631and $75,930 at September 30, 2023,  December 31, 2022  and December 31, 2021, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	September 30,	December 31,
	2023	2022
Raw materials and component parts	$4,394,288	$2,892,820
Work-in-process	4,886,432	5,158,252
Finished products	11,985,900	13,483,017
Total inventory	$21,266,620	$21,534,089
Less: inventory reserves	616,847	1,357,947
Net inventory	$20,649,773	$20,176,142

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested annually for impairment, or more frequently if indicators of impairment are identified.

For the identified reporting units, impairment testing was performed as of  December 31, 2022 using an income approach based on management’s determination of the prospective financial information, with consideration given to the uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. The results of this test indicated fair value exceeded carrying value for all reporting units and no indefinite-lived intangible assets or goodwill was determined to be impaired. There have been no impairment indicators identified during the three or nine-month periods ended September 30, 2023.

Goodwill increased by $0.2 million from $16.2 million at  December 31, 2022 to $16.5 million at  September 30, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill, recorded in the second quarter, for Knitting Machinery Company of America (KMC). Goodwill increased by $1.8 million from $14.4 million at  December 31, 2021 to $16.2 million at December 31, 2022. The increase in Goodwill was driven by the addition of $2.0 million in the Industrial and Transportation Products segment related to the acquisitions of Reverso Pumps & Separ America and KMC and in the first and second quarters of 2022, respectively. These increases were partially offset by a decrease of $0.2 million related to a purchase accounting adjustment for Global-Tek, also in the Industrial and Transportation Products segment.

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

The Company's intangible assets have primarily been generated via acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets are as follows:

	September 30,	December 31,
	2023	2022
Customer list intangibles	$9,316,000	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,466,899	4,445,649
Total intangible assets	13,982,899	13,961,649
Less: accumulated amortization	5,414,997	4,469,089
Intangible assets, net	$8,567,902	$9,492,560

Amortization of intangibles assets was: $315,302 and $316,729 for the three months ended September 30, 2023 and 2022, respectively and $945,907 and $956,853 for the nine months ended September 30, 2023 and 2022, respectively.

Intangible amortization for the next five years is as follows:

Amortization in future periods
2023	315,303
2024	1,261,210
2025	1,261,210
2026	933,345
2027	817,298

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	September 30,	December 31,
	2023	2022
Land	$231,034	$231,034
Buildings and improvements	3,510,659	3,222,243
Machinery & equipment	24,403,429	23,301,660
Total property, plant & equipment	28,145,122	26,754,937
Less: accumulated depreciation	13,718,616	11,541,494
Property plant & equipment, net	$14,426,506	$15,213,443

During the second quarter of 2023, the Company issued 7,317 Class A Common Shares, valued at $150,000, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. Air Power Dynamics, LLC is controlled by Ambassador Edward Crawford, who is the chairman of the Company's board.

Depreciation expense was $806,639 and $597,320 for the three months ended September 30, 2023 and 2022, respectively and $2,177,123 and $1,778,566 for the nine months ended September 30, 2023 and 2022, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are valued based on quotes stock prices in active markets, thus Level 1 in the fair value hierarchy, and summarized in the table below:

			UNREALIZED	REALIZED
	BALANCE	ACQUISITIONS,	GAINS	GAINS	BALANCE
	AT	DISPOSITIONS	(LOSSES)	(LOSSES)	AT END
	BEGINNING	AND	INCLUDED	INCLUDED	OF
	OF YEAR	SETTLEMENTS	IN EARNINGS	IN EARNINGS	PERIOD
December 31, 2022	$1,518,244	$-	$(860,273)	$-	$657,971

Year-to-date September 30, 2023	657,971	-	29,244	(46,284)	640,931

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

Bank debt balances consist of the following:

	September 30,	December 31,
	2023	2022
Term debt	$-	$222,222
Revolving debt	11,998,022	19,281,119
Total Bank debt	11,998,022	19,503,341
Less: current portion	11,974,749	222,222
Non-current bank debt	23,273	19,281,119
Less: unamortized debt costs	23,273	56,801
Net non-current bank debt	$-	$19,224,318

The Company had $18.0 million and $10.7 million available to borrow on the revolving credit facility at September 30, 2023 and  December 31, 2022, respectively.

9.     NOTES PAYABLE

Notes Payable – Related Party

The Company had two separate promissory notes with First Francis Company Inc. (“First Francis”), which were originally issued in  July 2016 in connection with the acquisition of Federal Hose Manufacturing (“Federal Hose”) and which were amended in  July 2018 in connection with acquisition of CAD Enterprises, Inc. (“CAD”). The first promissory note was issued with original principal in the amount of $2,000,000, and the second was issued with original principal in the amount of $2,768,662. The promissory notes each had an interest rate of 6.25% per annum, which was increased from 4.00% per annum as part of the  July 2018 amendments.

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

Notes Payable – Seller Note

Effective July 1, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of CAD. Upon the closing of the transaction, the CAD shares were transferred and assigned to the Company in consideration of the payment by the Company of an aggregate purchase price of $21 million, $12 million of which was payable in cash at closing, with the remainder paid in the form of a subordinated promissory note issued by the Company in favor of a Seller (the “Seller Note”). The Seller Note had an interest rate of four percent (4.00%) per annum and the loan was paid in full on March 31, 2023.

Notes payable consists of the following:

	September 30,	December 31,
	2023	2022
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021 and maturing on October 15, 2025	$1,492,628	$2,587,877
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the seller, payable in quarterly installments beginning September 30, 2018. The note was paid in full on March 31, 2023	-	562,500
Total notes payable	1,492,628	3,150,377
Less current portion	811,546	1,303,972
Notes payable – non-current portion	$681,082	$1,846,405

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of under one year to 11 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	September 30,	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets, net	$8,841,145	$9,524,280

Other current liabilities	1,671,484	1,705,224
Operating lease liabilities	7,420,732	8,060,152
Total operating lease liabilities	$9,092,216	$9,765,376
Weighted Average Remaining Lease Term
Operating Leases (in years)	7.2	7.7
Weighted Average Discount Rate
Operating Leases	5%	5%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2023	2022	2023	2022

Earnings Per Share - Basic
Net Income	$2,814,736	$1,254,545	$10,057,550	$3,491,684
Weighted average shares of common stock outstanding - Basic	3,510,740	3,476,087	3,506,920	3,458,437
Earnings Per Share - Basic	$0.80	$0.36	$2.87	$1.01

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,510,740	3,476,087	3,506,920	3,458,437
Unvested Restricted Stock Awards	25,957	-	12,752	-
Weighted average shares of common stock - Diluted	3,536,697	3,476,087	3,519,672	3,458,437
Earnings Per Share - Diluted	$0.80	$0.36	$2.86	$1.01

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

Cash Consideration Transferred	$3,951,392
Seller Transaction Costs	230,359
Total Consideration	$4,181,751

Accounts Receivable	466,887
Inventory	1,308,822
Fixed Assets	64,710
Prepaid and Other Assets	64,080
Intangible Assets: Customer List & Trademarks	1,300,000
Goodwill	1,572,913
Total Assets Acquired	$4,777,412

Accounts Payable	$542,359
Accrued Expense	53,302
Total Liabilities Assumed	$595,661
Total Fair Value	$4,181,751

Acquisition transaction costs incurred were:	$124,825

Goodwill has an assigned value of $1.6 million and represents the expected synergies generated by combining the operations of Reverso, Separ, and the Company. The Company sells marine hoses and related products and the acquisition of Reverso Pumps and Separ America has allowed the Company to expand its offerings to customers in the strategically important marine and defense markets. Intangible assets, customer list has an assigned value of $0.5 million which represents the expected value of the list of the customers of Reverso Pumps and Separ America. Intangible assets, trademarks has an assigned value of $0.8 million which represents the expected value of the trademarks of Reverso Pumps and Separ America.

Knitting Machinery Company

Effective May 1, 2022, Knitting Machinery Company of America, LLC, a Delaware limited liability company (“Knitting Machinery”) and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of KMC Corp. dba Knitting Machinery Corp., a Delaware corporation and specialist in the manufacture of hose reinforcement machinery for the plastic, rubber and silicone industries pursuant to an Asset Purchase Agreement entered into as of May 1, 2022. The acquired business is strategically important to the Company’s growing industrial hose platform and has expanded its offerings and diversified its customer base in this important market segment. The assets were transferred and assigned to Knitting Machinery in exchange for approximately $250,000 in cash and 38,462 Class A Common Shares valued at $1.0 million.

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

Goodwill has an assigned value of $0.6 million and represents the expected synergies generated by combining the operations of KMC and the Company. Goodwill increased by $0.2 million from $0.4 million at  December 31, 2022 to $0.6 million at  September 30, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill in the second quarter of 2023 for a change in inventory and fixed assets. The Company utilizes industrial hoses for customers in the Industrial and Transportation Products segment and the acquisition of KMC has allowed the Company to strengthen its supply chain. Intangible asset, trademark has an assigned value of $0.075 million which represents the expected value of the KMC trade name in the market. Intangible asset, customer list has an assigned value of $0.075 million which represents the expected value of the list of the customers of KMC to the Company.

Sales and Net Income for the Acquired Companies

Sales and net income information for the acquired companies, Reverso Pumps LLC (“Reverso Pumps”), Separ America LLC (“Separ America”) and Knitting Machinery Company of America LLC (“Knitting Machinery”) since the respective acquisition dates for the nine months ended September 30, 2023 and 2022 are provided below.

	Nine Months ended		Nine Months ended
	September 30, 2023		September 30, 2022
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Reverso Pumps (acquired January 10, 2022)	$4,987,873	$863,978	$3,930,057	$663,070
Separ America (acquired January 10, 2022)	1,942,594	617,175	1,440,788	247,346
Knitting Machinery (acquired May 1, 2022)	229,080	19,014	818,108	73,195
Subtotal Acquired Companies	$7,159,547	$1,500,167	6,188,953	983,611

All Other Companies	102,899,337	8,557,383	88,905,443	2,508,073
Total	$110,058,884	$10,057,550	$95,094,396	$3,491,684

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

Information by industry segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales summary by segment
Commercial Air Handling	$12,728,949	$11,485,339	$43,640,142	$34,888,594
Industrial and Transportation Products	20,912,564	20,704,284	66,418,742	60,205,802
Total Sales	33,641,513	32,189,623	110,058,884	95,094,396

Gross profit summary by segment
Commercial Air Handling	4,303,355	2,558,998	13,773,039	7,641,794
Industrial and Transportation Products	4,605,977	3,750,805	16,127,722	11,802,906
Total Gross Profit	8,909,332	6,309,803	29,900,761	19,444,700

Segment operating profit
Commercial Air Handling	3,339,289	1,522,819	10,742,038	4,467,716
Industrial and Transportation Products	1,948,255	1,132,485	7,745,106	4,254,106
Total Segment Operating Profit	5,287,544	2,655,304	18,487,144	8,721,822

Corporate charges not allocated to segments	990,576	655,626	3,918,544	2,949,295
Operating Income	4,296,968	1,999,678	14,568,600	5,772,527

Interest charges	294,825	331,156	1,030,729	746,237
(Gain) loss on investments	135,522	101,370	17,040	535,439
Other (income) expense, net	(599)	(195,046)	(345,569)	(508,108)
Income before Provision for Income Taxes	$3,867,220	$1,762,198	$13,866,400	$4,998,959

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at September 30, 2023 and December 31, 2022, results of operations for the three and nine month periods ended September 30, 2023 and 2022, and cash flows for the three and nine month periods ended September 30, 2023 and 2022, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accordingly, in light of the timing of these transactions, the Company’s results for the Nine Months Ended September 30, 2023 include the added results of operations of Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the Nine Months Ended September 30, 2022 do not include the full results of operations of Knitting Machinery, Reverso Pumps and Separ America.

Results of Operations – Three Months Ended September 30, 2023 and 2022

Sales for the quarter ended September 30, 2023 (“current quarter”) increased to $33.6 million, an increase of approximately $1.5 million or 4.5% from sales of $32.2 million during the same quarter of the prior year. The increase in sales for the quarter ended September 30, 2023 was exclusively driven by organic growth, including price increases of percentages typically in the low single digits, as well as increased volume, in both of the Company's reportable segments. Discussion regarding segment performance is included in the sections below.,

    Cost of sales for the current quarter was $24.7 million compared to $25.9 million for the same quarter of the prior year, a decrease of $(1.1)1 or 4.4%, which is directly attributable to efficiency efforts at our manufacturing facilities and certain supplier cost reductions largely tied to freight and raw material price normalization. Gross margin was 26.5% in the current quarter compared to 19.6% for the same quarter of the prior year.  In addition to the aforementioned factors, the 690 basis point increase is also attributable to price increases and the increased sales base allowing for better absorption of fixed costs. During the third quarter of 2023, the inflationary headwinds from the prior year substantially subsided, with the resultant elevated raw material prices largely being shared with customers.

Selling, general and administrative expenses (SG&A) in the current quarter were $4.6 million, compared to $4.3 million, in the same quarter of last year. Selling, general and administrative expenses were consistent as a percentage of sales, with the increased expense incurred to support the Company's growth.

Interest charges in the current quarter were $0.3 million compared to $0.3 million in the same quarter of the prior year. Total debt outstanding has decreased; however, interest expense has remained flat because of interest rate increases, which aligns with the macroeconomic environment. Average total debt (including notes) and average interest rates for the current quarter were $15.4 million and 7.0%, respectively, compared to $25.9 million and 4.1%, respectively, in the same period of last year.

Loss on investment in the current and prior year quarter was $0.1 million. The change is the result of market price changes in the Company's investments in marketable securities. There were no significant changes in the Company's investment strategy or portfolio compared to the prior year.

The Company recognized other income of $0.2 million in the prior year quarter, resulting from incentives that Global-Tek received from the government of Puerto Rico that did not occur in the third quarter of 2023.

Income tax expense in the current quarter was $1.1 million compared to $0.5 million in the same quarter of the prior year. Tax expense is higher compared to the same quarter of the prior year primarily because of higher pre-tax income.

Net income in the current quarter was $2.8 million, or $0.80 per diluted share, as compared to net income of $1.3 million, or $0.36 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended September 30, 2023 increased to $12.7 million, an increase of approximately $1.2 million, or 10.8%, from sales of $11.5 million during the same period of the prior year. This increase was primarily attributable to an increase in demand for clean air solutions following the COVID-19 pandemic, and the Company continues to work through a strong backlog of orders.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $3.3 million, or 26.2%, compared to $1.5 million, or 13.3% in the same quarter of the prior year, an increase of $1.8 million or 1,300 basis points. The improved segment operating profit and segment operating margin were primarily a function of the increased revenue base, combined with lessened input costs and a factory that has implemented several efficiency and continuous improvement initiatives. Segment selling, general and administrative costs have remained consistent as compared to the third quarter of last year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended September 30, 2023 increased to $20.9 million, an increase of approximately $0.2 million, or 1.0%, from sales of $20.7 million during the same period of the prior year. By design, this segment is diversified and operates across several industries. The growth in the current quarter was primarily the result of increased demand for aerospace components, which is consistent with increased travel in 2023 following the COVID-19 pandemic. Also contributing to the increase were price increases, which offset certain elevated ongoing input costs

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $1.9 million, or 9.3% , compared to $1.1 million, or 5.5%, in the same quarter of the prior year, an increase of $0.8 million or 380 basis points. The improved segment operating profit and segment operating margin were primarily a function of the increased revenue base, combined with the pass-through of certain increased costs attributable to inflation. Segment selling, general and administrative costs have remained consistent as compared to the third quarter of last year.

Results of Operations – Nine Months Ended September 30, 2023 and 2022

Sales for the nine months ended September 30, 2023 (“current year-to-date period”) increased to $110.1 million, an increase of $15.0 million or 15.7% from sales of $95.1 million during the same year-to-date period of the prior year. The increase in sales for the nine months ended September 30, 2023 was almost exclusively driven by organic growth, including price increases of percentages typically in the low single digits, as well as increased volume, in both of the Company's reportable segments. Discussion regarding segment performance is included in the sections below.

Cost of sales for the nine months ended September 30, 2023 was $80.2 million compared to $75.6 million for the same period of the prior year, an increase of $4.5 million or 6.0%, which is directly attributable to the sales increase. Gross margin was 27.2% in the current year-to-date period compared to 19.6% for the same period of the prior year.  The 760 basis point increase was primarily attributable to an increased sales base allowing for better absorption of fixed costs, normalization of increased raw materials and logistics costs attributable to inflation, and several plant efficiency initiatives. During the nine months ended September 30, 2023, the inflationary headwinds from the prior year substantially subsided, with resultant elevated prices largely being shared with customers, combined with direct cost management programs which have resulted in savings.

Selling, general and administrative expenses (SG&A) in the current year-to-date period were $15.3 million, compared to $13.7 million, in the prior year-to-date period. Selling, general and administrative expenses are consistent as a percentage of sales, with the increased expenses incurred to support the Company's rapid sales growth.

Interest charges in the current year-to-date period were approximately $1.0 million compared to $0.7 million in the prior year-to-date period. Total debt outstanding decreased, thus the comparability in interest expense was directly attributable to interest rate increases, which align with the macroeconomic environment. Average total debt (including notes) and average interest rates for the most recent nine-month period were $19.3 million and 6.7%, respectively, compared to $27.0 million and 3.2%, respectively, in the same period of last year.

Loss on investment in the current year-to-date period was immaterial, compared to a loss of $0.5 million in the prior year-to-date period. The change is the result of market price changes in the Company's investments in marketable securities. There have been no significant changes in the Company's investment strategy or portfolio as compared to the prior year-to-date period.

The Company recognized other income of $0.3 million in the current and prior year-to-date periods, resulting from recurring incentives that Global-Tek received from the government of Puerto Rico.

Income tax expense in the current year-to-date period was $3.8 million compared to $1.5 million in the same period of the prior year. Tax expense was higher compared to the prior year-to-date period primarily because of higher pre-tax income.

Net income in the current year-to-date period was $10.1 million, or $2.86 per diluted share, as compared to net income of $3.5 million, or $1.01 per diluted share, for the same period of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the nine months ended September 30, 2023 increased to $43.6 million, an increase of approximately $8.8 million, or 25.1%, from sales of $34.9 million during the same period of the prior year. This increase was primarily attributable to an increase in demand for clean air solutions following the COVID-19 pandemic. More specifically, pandemic-related restrictions were lifted, allowing for the on-site access necessary to complete installations for certain hospital and university customers. The Company continues to work through a strong backlog of orders.

Segment operating profit in the Commercial Air Handling Equipment segment for the current year-to-date period was $10.7 million, or 24.6%, compared to $4.5 million, or 12.8% in the same year-to-date period of the prior year, an increase of $6.3 million or 1,180 basis points. The improved segment operating profit and segment operating margin were primarily a function of the increased revenue base, combined with lessened input costs and a factory that has implemented several efficiency, cost management and continuous improvement initiatives. Segment selling, general and administrative costs have remained consistent compared to the prior year-to-date period.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the nine months ended September 30, 2023 increased to $66.4 million, an increase of approximately $6.2 million or 10.3%, from sales of $60.2 million during the same period of the prior year. The increase in sales for the nine months ended September 30, 2023 was primarily driven by increased sales across the Company's portfolio. Significantly contributing to the sales growth was an increase of approximately $3.7 million and $1.2 million in the Company's sales of aerospace tooling and forged aerospace products, respectively, stemming from the re-emergence of the travel industry. Also contributing to the sales improvement was growth of approximately $1.9 million in sales of the Company's machined defense parts, which largely aligns with the factory's return to historical sales volumes. Offsetting these increases was a decrease of approximately $0.9 million for the Company's digital marketing entity. Sales of boating products have increased $0.3 million, fueled by strong demand in the first half of the year as orders placed during the pandemic were still being fulfilled.

Segment operating profit in the Industrial and Transportation Products segment for the current year-to-date period was $7.7 million, 11.7%, compared to $4.3 million, or 7.1%, in the same period of the prior year, an increase of $3.5 million or 460 basis points. The improved segment operating profit and segment operating margin were primarily a function of increased revenue from aerospace and defense sales and related improved segment gross margin. The segment gross margin improvement was the result of improved absorption of fixed costs due to the growth in sales volume, the pass-through of certain increased costs attributable to inflation and certain efficiency initiatives. Segment selling, general and administrative costs have increased consistent with the sales increase compared to the prior year-to-date period.

Liquidity and Capital Resources

The Company’s credit agreement, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At September 30, 2023, there was approximately $18.0 million of borrowing availability, which has increased in recent quarters as the Company generated cash, and used that cash to pay down debt. As the Credit Agreement reaches maturity in June 2024, the Company believes it is well positioned to negotiate a new or extended credit facility which will provide financial flexibility to fund not only working capital, but acquisitions and other strategic initiatives.

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash provided by operating activities was $11.0 million for the nine months ended September 30, 2023, compared to $6.2 million net cash provided by operating activities for the prior year period. The improvement in cash flow from operations is most directly attributable to the increase in net income. Despite its growing sales base, the Company invested $3.3 million less in inventory during the nine months ended September 30, 2023 compared to the prior year period. Partially offsetting these improvements was a use of $2.7 million on accounts payable during the nine months ended September 30, 2023 compared to proceeds of $2.6 million in the prior year period. The Company maintains strict oversight of disbursements, and this change is largely the result of invoice timing. Similarly resulting from timing, the Company has an unearned revenue balance $0.9 million higher than in the prior year period.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was $1.4 million, compared to cash used in investing activities of $4.9 million in the prior year period. Cash used in investing activities for the period ended September 30, 2023 was for capital expenditures in the normal course of business. Cash used in investing activities for the period ended September 30, 2022 was for the acquisitions of Knitting Machinery Corporation, Reverso Pumps and Separ America in the Industrial and Transportation Products segment as well as capital expenditures in the normal course of business.

Financing Activities. Cash used in financing activities was approximately $9.3 million for the nine months ended September 30, 2023, compared to cash used in financing activities of $0.6 million in the same period a year ago. Beginning in the second half of 2022, the Company has utilized cash flow from operations to pay down its total debt. In the prior year period, the Company borrowed on its revolving credit facility to fund the acquisitions noted above.

The Company is actively managing its business to generate cash flow. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable until the anticipated execution of a new or extended credit facility. Based on a combination of increased profitability and decreased debt levels, the Company believes it is well positioned to negotiate a new or extended credit facility to support ongoing operations as well as growth initiatives. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. Similarly, and while also not expected, it is possible that some or all of these factors could make it difficult to secure a new or extended credit agreement, and there is no assurance that the Company will be able to do so on attractive terms or at all. See Note 8 and 9 to the consolidated financial statements for further information on the Company's total debt.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At September 30, 2023, the Company had secured performance and payment bonds in the amount of $8.5 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

Goodwill and Indefinite Lived Intangible Assets: As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its impairment test for goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. For 2022 management performed qualitative and quantitative testing for each individual company with a goodwill balance other than those companies that were newly acquired within one year.

Our goodwill impairment analysis utilizes a qualitative approach that compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the qualitative approach indicates that it is more likely than not that the carrying amount is less than the reporting unit's fair value, we apply a quantitative approach as a secondary step. In applying the quantitative approach, we use an income approach to estimate the fair value of the reporting unit. The income approach uses a number of factors, including future business plans and actual and forecasted operating results. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for the operating company. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual company. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate reasonable assumptions into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

In conducting our 2022 annual goodwill impairment analysis, we determined that the goodwill for CAD Enterprises at December 31, 2022 was $7.3 million. In our qualitative assessment of CAD Enterprises, we noted a decline in revenue from $30.1 million in 2019 to $18.9 million in 2020, $18.3 million in 2021 and $15.5 million in 2022 and a decline in after-tax income margin from 5.8% in 2019 to -4.6% in 2020, -0.5% in 2021, and -3.4% in 2022 and thus determined to conduct a quantitative assessment of CAD Enterprises. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 12.2 percent, and thus no impairment existed at December 31, 2022. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. Our revenue growth rate for the 9-year period in the discounted cash flow model was 10.2% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the Company’s largest customer, a $7.5 million incremental purchase order with this customer, our previous revenue history including actual revenues of $30.1 million in 2019 before the onset of the COVID-19 pandemic, and a continued business rebound in the aerospace industry. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the Company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic. In 2019, CAD Enterprises earned a debt-free after-tax income margin of 16.6%. The discounted cash flow model used to estimate fair value assumes a debt-free after-tax income margin of 17.3% in 2027, or year 5 of the forecast period and expanding margins to 17.5% in the terminal year. This is based on management’s assessment of our ability to grow SG&A expenses at a slower rate than revenues as the Company achieves more scale. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Potential events and circumstances including global conflicts, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Impact of Inflation

Inflationary economic conditions during the past few years have increased, the Company’s costs of producing its products. While these inflationary conditions have stabilized during 2023, the Company's costs have remained elevated, and may increase further if inflationary economic conditions persist. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also are significant elements of the Company’s production costs. Inflationary economic have elevated increase these various costs. If the Company is unable to continue mitigating cost increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, the Company's profitability may be adversely affected.

Forward-Looking Statements

This press release contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements made regarding the Company’s future results. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (b) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (c) actions that governments, businesses and individuals take in response to public health crises, such as the COVID-19 pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (d) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; (e) adverse effects from evolving geopolitical conditions, such as the military conflict in Ukraine and Israel; (f) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industries in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K and the Company’s subsequent filings with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At the time of filing this Quarterly Report on Form 10-Q, there were no material legal proceedings pending or threatened against the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses shares repurchased by the Company during the quarter ended September 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 31, 2023	-	-	-	-
August 1 to August 31, 2023	-	-	-	-
September 1 to September 30, 2023	-	-	-	-
Total	-	-	-	-

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Sixth Amendment Agreement, dated June 12, 2023, to Credit Agreement among Crawford United Corporation, Crawford AE LLC, Supreme Electronics Corp., Federal Hose Manufacturing LLC, Data Genomix LLC, Waekon Corporation, CAD Enterprises, Inc., Crawford United Acquisition Company, LLC, and JPMorgan Chase Bank, N.A
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of November 2, 2023, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)