Form 10-K
period 2023-12-31
CRAWFORD UNITED Corp
filed 2024-03-05
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the Registrant had 2,778,892 voting Class A Common Shares outstanding and 731,848 voting Class B Common Shares outstanding. As of such date, non-affiliates held 847,420 Class A Common Shares and 128,098 Class B Common Shares. As of June 30, 2023, based on the closing price of $23.13 per Class A Common Share on the OTC Pink Open Market, the aggregate market value of the Class A Common Shares held by such non-affiliates was approximately $19,600,825. There is no trading market in the Class B Common Shares.

As of March 4, 2024, 2,809,219 Class A Common Shares and 731,848 Class B Common Shares were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement on Schedule 14A related to its 2024 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-k are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2023.

PART I

ITEM 1. BUSINESS.

General Development of Business

Crawford United Corporation was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Crawford United" as used herein mean Crawford United Corporation and its wholly-owned subsidiaries, CAD Enterprises Inc., Data Genomix LLC, Federal Hose Manufacturing LLC, Crawford AE LLC doing business as Air Enterprises, Marine Products International LLC, Komtek Forge LLC, Global-Tek-Manufacturing LLC, Global-Tek Colorado LLC, Emergency Hydraulics LLC, Knitting Machinery Company of America, LLC, Reverso Pumps LLC and Separ America LLC. Crawford United Corporation is a growth-oriented holding company providing specialty industrial products to diverse markets, including healthcare, aerospace, defense, education, transportation, and petrochemical.

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment and (2) Industrial and Transportation Products. The identification of our operating segments is based on guidance in ASC 280 “Segment Reporting”. The Company's management evaluates segment performance based primarily on operating income. Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses. The Company does not allocate corporate costs or interest expense to the respective segments.

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment engage in business activities from which they may recognize revenues and incur expenses, including revenue and expenses relating to transactions with other components of the Company. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by our chief operating decision maker and are considered in making decisions about resources to be allocated to the segment in assessing its performance. Financial information for both segments is available in internal financial statements that are prepared on a monthly basis.

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

Information by industry segment is set forth below:

	Years Ended
	December 31,
	2023	2022
Sales summary by segment
Commercial Air Handling	$58,378,593	$47,649,695
Industrial and Transportation Products	85,507,341	80,105,232
Total Sales	143,885,934	127,754,927

Gross profit summary by segment
Commercial Air Handling	19,123,207	10,751,822
Industrial and Transportation Products	18,522,875	16,280,959
Total Gross Profit	37,646,082	27,032,781

Segment operating profit
Commercial Air Handling	15,367,247	6,670,069
Industrial and Transportation Products	7,594,668	5,955,820
Total Segment Operating Profit	22,961,915	12,625,889

Corporate charges not allocated to segments	5,029,444	4,092,417
Operating Income	17,932,471	8,533,472

Interest charges	1,255,984	1,138,224
(Gain) loss on investments	(7,330)	860,273
Other (income) expense, net	(480,331)	(1,197,218)
Income before Provision for Income Taxes	$17,164,148	$7,732,194

Sources and Availability of Raw Materials

Raw materials essential to the business segments are acquired from a large number of domestic manufacturers and some materials are purchased from European and Southeast Asian sources.

The Industrial and Transportation products segment uses various materials in the manufacture of its products. These include forgings and castings, steel fittings and hose packing consisting of silicone, cotton and copper wire. Seven suppliers provide approximately 45% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and expense in obtaining the same volume of supply from its other qualified sources.

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

Importance of Patents, Licenses, Franchises, Trademarks and Concessions

The Company’s Data Genomix LLC subsidiary holds a patent on technology used to facilitate highly targeted advertising to identified audience members across social media channels. Other than the names “Federal Hose”, “Marine Products International”, “CAD Enterprises”, “Global-Tek”, “Komtek Forge”, “Reverso Pumps”, "Separ Filter", "Emergency Hydraulics", "Knitting Machinery Company", "Data Genomix", and “Air Enterprises” and the FactoryBilt® and SiteBilt® registered trademarks, the Company does not have any material licenses, franchises or concessions.

Seasonality

In light of the markets served by its products, the Company does not believe that its Commercial Air Handling segment nor its Industrial and Transportation Products segment businesses are seasonal in nature.

Dependence on Customers

For the year ended December 31, 2023, sales to nine customers in the Commercial Air Handling Equipment segment were 18.9% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 23.2% of consolidated sales of the Company. For the year ended December 31, 2022, sales to nine customers in the Commercial Air Handling Equipment segment were 17% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 22.5% of consolidated sales of the Company. The Company has long-term contractual relationships with a large customer in the Industrial and Transportation products segment. Sales to this large customer for the year ended December 31, 2023 were 10% of consolidated sales of the Company compared to 6.7% of consolidated sales of the Company in prior year.

Competitive Conditions

The Company is engaged in highly competitive industries and faces competition from domestic and international firms. Competition in the Industrial and Transportation products segment comes domestically and internationally. The Company believes that it has a strong competitive position due to its expertise, certifications, long term customer contracts, and reputation for excellent quality. Competition in the Commercial Air Handling segment comes from both custom and non-custom air handling solution manufacturers. The Company believes that it has a strong competitive position due to the high quality and long life of the Company’s customized aluminum air handling solutions.

Number of Persons Employed

Total employment by the Company was 405 full-time employees at December 31, 2023, compared to 387 full-time employees at December 31, 2022.

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

Our growth depends in part on the growth of the markets which we serve. Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any economic decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial results. Certain businesses of ours operate in industries that may experience seasonality or other periodic, cyclical downturns. Demand for our products is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing, new product introductions, changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

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

We are dependent on key customers.

We rely on several key customers. For the twelve months ended December 31, 2023, our ten largest customers accounted for approximately 33% of our net sales. For the twelve months ended December 31, 2022, our ten largest customers accounted for approximately 29% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

Future events may occur that would adversely affect the reported value of our assets. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers. Such events may also include terrorist acts, conflicts, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, cyber based attacks, epidemics or pandemics, and acts of God wherever located around the world. The potential for future such events, the national and international responses to such events or perceived threats to national security, and other actual or potential conflicts or wars, such as the Russia-Ukraine conflict, the Israel-Hamas conflict and ongoing instability in the Middle East, have created many economic and political uncertainties. Any of the foregoing events, or our inability to accurately forecast these events or mitigate the impact of these conditions on our business, could materially adversely affect us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

In the past year and with the guidance of a qualified third-party, we have made improvements in our cybersecurity program across the Company, and we have developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, we focus on our employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

Our third-party advisor has performed cybersecurity risk assessments of our information technology security processes and implemented technologies to lessen risk. Using third party services, we monitor, scan, assess, audit, and remediate identified vulnerabilities across our networks, as appropriate. Furthermore, recognizing that our employees are an essential line of defense in cybersecurity, we require employees to participate in training and testing programs through which we provide education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses. Our policies and processes are informed by industry standard practices regarding application security, access management, device protection, network management, and data loss prevention and recovery.

Our cybersecurity incident response plan includes retention of external experts for prompt assistance following discovery of any material incident. This cybersecurity incident response plan is part of our ongoing cybersecurity vulnerability management, and we endeavor to maintain appropriate controls to identify, monitor, analyze and address potential cybersecurity incidents, including potential unauthorized access to our networks and applications, along with detection of potential unusual activity within our networks or applications. Any potential cybersecurity incident is immediately reported the Chief Executive Officer and Chief Financial Officer, and the Audit Committee or the full Board, as appropriate.

Our Board of Directors provides oversight of risks from cybersecurity threats, in coordination with our management team and the Audit Committee of the Board. Our Board relies on management to bring significant matters impacting the Company to its attention, including with respect to material risks from cybersecurity threats. Our Audit Committee provides an additional layer of cybersecurity oversight and is responsible for discussing cybersecurity concerns (including data privacy risk management) and the steps management has taken to monitor and control such exposures with management.

There have been no cybersecurity incidents which have materially affected us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. See Item 1A. Risk Factors — “A significant disruption in, or breach in security of, our information technology systems or data could adversely affect our business, reputation  and results of operations.”

ITEM 2. PROPERTIES.

The Company operates facilities in the United States of America and Puerto Rico. The following table provides information relative to our principal facilities as of December 31, 2023:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Akron, OH	100,000 Sq. Ft.	Used for design and manufacturing air handling units and administration	Leased through 2034

Ceiba, Puerto Rico	11,467 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased through 2026.

Cleveland, Ohio	37,000 Sq. Ft.	Used for corporate administrative headquarters and for the operations of our digital marketing and data analytic company.	Owned

Eastlake, Ohio	51,520 Sq. Ft.	Used for the storage and distribution of marine hose and administration	Leased through 2027.

Longmont, Colorado	2,400 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased, through 2024.

Ocala, Florida	27,000 Sq. Ft.	Used for the storage of hydraulic hose.	Leased, through 2024.

Davie, Florida	7,010 Sq. Ft.	Used for the manufacturing, storage and distribution of fuel pump products and administration.	Leased, through 2025.

Painesville, Ohio	50,000 Sq. Ft.	Used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Phoenix, Arizona	67,000 Sq. Ft.	Used for manufacturing and precision machining of aerospace components.	Leased through 2026.

Worcester, Massachusetts	56,706 Sq. Ft.	Used for manufacturing of highly engineered forgings.	Leased through 2033.

Greenville, OH	53,135 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased through 2028.

The Company's headquarters and executive offices are located in Cleveland, Ohio. The Company's Industrial and Transportation Products segment utilizes the Phoenix, Arizona; Worcester, Massachusetts; Longmont, Colorado; Ceiba, Puerto Rico; Painesville, Ohio; Eastlake, Ohio; Greenville, Ohio: Ocala, Florida; and Davie, Florida properties. The Company’s Commercial Air Handling Equipment segment utilizes the Akron, Ohio property.

We consider our facilities to be well-maintained and in good operating condition. We believe the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future and accommodate our anticipated growth in production.

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

Mr. Brian E. Powers was elected to the Company’s Board of Directors in February 2014. He was appointed Chief Executive Officer on September 1, 2016.

Mr. Jeffrey J. Salay became Chief Financial Officer on May 1, 2023. Prior to joining the Company, Mr. Salay served as Chief Accounting Officer for Diebold Nixdorf, Incorporated (NYSE: DBD), from July 2022 to May 2023 and served as Corporate Controller from November 2020 to July 2022. Prior to that, he was Senior Assurance Manager with Ernst & Young LLP from December 2014 to November 2020. Mr. Salay began his career with KPMG LLP and is a licensed Certified Public Accountant in Ohio.

OFFICE	OFFICER	AGE
Chief Executive Officer	Brian E. Powers	61
Chief Financial Officer	Jeffrey J. Salay	39

●*	The description of Executive Officers called for in this Item is included pursuant to the instructions to Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

The Company’s Class A Common Shares are traded on the OTC Pink Open Market under the symbol “CRAWA”. There is no market for the Company’s Class B Common Shares.

The following table sets forth the per share range of high and low bids for the Company’s Class A Common Shares for the periods indicated, as reported by the OTC Pink Open Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. Trading on the OTC Pink Open Market is limited and the prices quoted by brokers are not a reliable indication of the value of our Class A Common Shares.

	Fiscal year ended		Fiscal year ended
	December 31, 2023		December 31, 2022
	HIGH	LOW	HIGH	LOW
First Quarter	$19.50	$13.56	$32.00	$26.35
Second Quarter	25.82	16.50	30.00	21.01
Third Quarter	34.97	23.13	22.50	17.73
Fourth Quarter	34.24	26.00	19.88	12.25

b) HOLDERS

As of March 4, 2024, there were approximately 140 shareholders of record of the Company's outstanding Class A Common Shares and 7 holders of record of the Company's outstanding Class B Common Shares.

c) ISSUER PURCHASES OF EQUITY SECURITIES
The following table discloses shares repurchased by the Company during the quarter ended December 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (1)
October 1 to October 31, 2023	-	-	-	-
November 1 to November 30, 2023	-	-	-	-
December 1 to December 31, 2023	-	-	-	300,000
Total	-	-	-	300,000

1.

On December 15, 2023, the Company announced a share repurchase program of up to 300,000 of the Company’s Class A and/or Class B common shares. Shares may be repurchased from time to time by the Company through open-market transactions, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. The authorization may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of shares. The authorization has no expiration date.

ITEM 6.[RESERVED]

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

Accordingly, in light of the timing of these transactions, the Company’s results for the year ended December 31, 2023 include the added results of operations of Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment. Conversely, our results for the year ended December 31, 2022 do not include the full twelve months results of operations of Reverso Pumps, Separ America and Knitting Machinery in the Industrial and Transportation Products segment.

Reportable Segment Information

Refer to Part 1, Item 1. Business for descriptions of our business segments.

Results of Operations

Year Ended December 31, 2023 Compared with Year ended December 31, 2022

Sales for the year ended December 31, 2023 increased to $143.9 million, an increase of $16.1 million or 12.6% from sales of $127.8 million during the prior year. The increase in sales for the year ended December 31, 2023 was predominantly attributable to organic growth mechanisms, including a strategic implementation of price adjustments, predominantly within the low single-digit percentage range, and an escalation in sales volume across both of the Company's reportable segments. Further insights into the performance of each segment are provided in the detailed discussions that follow.

Cost of sales for the year ended December 31, 2023 were $106.2 million compared to $100.7 million for the prior year, an increase of $5.5 million or 5.5%, which is directly attributable to the increase in sales. Gross margin was 26.2% in the current year compared to 21.2% for the prior year. The 500 basis point increase can be primarily attributed to the expanded sales base, which facilitated more efficient absorption of fixed costs, alongside the normalization of escalated raw material and logistics expenses driven by inflationary pressures. Additionally, a series of company efficiency initiatives contributed to this improvement. Throughout the fiscal year 2023, the company effectively navigated the inflationary challenges that peaked in the prior year. The strategy of passing on a portion of the increased costs to customers, coupled with rigorous direct cost management programs, played a crucial role in bolstering our financial performance. These measures not only helped in mitigating the impact of inflation but also resulted in notable cost savings.

Selling, general and administrative expenses (SG&A) for the year ended December 31, 2023 were $19.7 million, compared to $18.5 million for the prior year. This marginal increase in SG&A expenses, which remained stable as a percentage of our total sales, is primarily reflective of inflationary labor costs as well as strategic investments aimed at managing and supporting the company's growth.

Interest charges for the year ended December 31, 2023 were approximately $1.3 million compared to $1.1 million in the prior year. Total debt outstanding decreased, thus the comparability in interest expense was directly attributable to interest rate increases, which align with the macroeconomic environment. Average total debt (including notes) and average interest rates for the year ended December 31, 2023 were $17.4 million and 6.8%, respectively, compared to $27.3 million and 3.8%, respectively, for the prior year.

Gain on investment for the year ended December 31, 2023 was immaterial, compared to a loss of $0.9 million in the prior year. The change is the result of market price changes in the Company's investments in marketable securities. There have been no significant changes in the Company's investment strategy or portfolio as compared to the prior year.

Income tax expense in the year ended December 31, 2023 was $3.9 million compared to $1.2 million in the prior year. Tax expense was higher in 2023 compared to the prior year driven primarily by higher pre-tax income.

Net income for the year ended December 31, 2023 was $13.3 million or $3.77 per diluted share as compared to net income of $6.6 million or $1.89 per diluted share for the prior year.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the year ended December 31, 2023 increased to $58.4 million, an increase of approximately $10.7 million, or 22.5%, from sales of $47.6 million during the prior year. The primary driver behind this increase was a heightened demand for clean air solutions, a trend accelerated by the post-COVID-19 pandemic landscape. As pandemic-related restrictions were progressively lifted, it enabled our teams to gain on-site access essential for completing installations, particularly for key clients in the hospital and university sectors. Additionally, our company capitalized on the economic upturn and is effectively managing a strong backlog of orders, which signifies not only the current demand but also positions us well for sustained growth in the foreseeable future.

Segment operating profit in the Commercial Air Handling Equipment segment for the year ended December 31, 2023 was $15.4 million, or 26.3%, compared to $6.7 million, or 14.0% for the prior year, an increase of $8.7 million or 1,230 basis points. This improvement in both operating profit and margin can be primarily attributed to the increased revenue base, which facilitated more efficient absorption of fixed costs. Additionally, the segment benefited from reduced input costs, reflecting the broader economic stabilization and recovery trends in 2023. A notable factor contributing to this success has been the implementation of various efficiency, cost management, and continuous improvement initiatives within our manufacturing processes. These strategic measures have effectively streamlined operations and enhanced profitability. Moreover, the segment's Selling, General, and Administrative (SG&A) costs have remained consistent compared to the previous year. This consistency in SG&A expenses, alongside the improved revenue and operational efficiencies, underscores our focused approach towards sustainable growth and profitability in this segment.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the year ended December 31, 2023 increased to $85.5 million, an increase of approximately $5.4 million or 6.7%, from sales of $80.1 million during the prior year. The increase in sales for the year ended December 31, 2023 was largely attributed to a broad-based upswing across our diversified portfolio, aligning with the economic recovery and resurgence in various industries post-pandemic. A key highlight of this performance was the growth in our aerospace-related product lines. Sales in machined aerospace parts surged by $5.3 million, while our forged aerospace products saw an increase of approximately $1.2 million. These gains are indicative of the revitalization of the travel and aerospace industries, as global travel restrictions eased and demand for air travel rebounded strongly. Additionally, our machined defense parts product line witnessed a significant increase in sales, amounting to about $2.1 million. This reflects a return to pre-pandemic sales volumes, underscoring our capacity to meet the robust and evolving demands of the defense sector. However, these positive developments were partially offset by declines in other areas. Our digital marketing entity experienced a decrease of approximately $1.5 million, reflecting the dynamic and competitive nature of the digital marketing landscape. Similarly, sales of boating products dipped by $1.5 million, following a period of heightened demand during the pandemic. The sale of industrial hose also saw a slight decrease of around $0.2 million. Overall, the segment's performance in 2023 is a testament to our strategic agility and ability to capitalize on market opportunities, particularly in the aerospace and defense sectors, while navigating challenges in other areas. This balanced approach has positioned us well for continued growth and resilience in a rapidly evolving global market.

Segment operating profit in the Industrial and Transportation Products segment for the year ended December 31, 2023 was $7.6 million, or 8.9%, compared to $6.0 million, or 7.4%, for the prior year, an increase of $1.6 million or 140 basis points. This enhancement in both operating profit and margin was largely driven by the increased revenue stemming from our aerospace and defense sales, which rose notably due to the recovery in the aerospace sector, as detailed in our sales analysis. The gross margin within this segment improved largely due to the efficient absorption of fixed costs. This was made possible by the growth in sales volume, especially in areas where we experienced a resurgence post-pandemic. Additionally, we successfully managed to pass through certain increased costs attributable to inflation, while simultaneously implementing various efficiency initiatives. These strategic measures contributed to bolstering our financial performance in this challenging economic environment. The segment's Selling, General, and Administrative (SG&A) costs have risen in line with the sales increase. This indicates that while we have strategically increased our investment in SG&A to support growth, it has been proportional and in sync with our expanding revenue streams. This balanced approach underscores our commitment to maintaining a sustainable growth trajectory while effectively managing operational costs.

Liquidity and Capital Resources

The Company’s credit agreement, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At December 31, 2023 there was approximately $24.9 million of borrowing availability, which has increased in recent quarters as the Company generated cash, and used that cash to pay down debt.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $18.8 million for the year ended December 31, 2023, compared to $8.0 million net cash provided by operating activities for the prior year. The improvement in cash flow from operations is most directly attributable to the increase in net income. Despite its growing sales base, the Company had an inventory balance $2.4 million lower for the year ended December 31, 2023 compared to the prior year. Partially offsetting these improvements was a use of $2.8 million on accounts payable for the year ended December 31, 2023 compared to proceeds of $2.0 million in the prior year. The Company maintains strict oversight of disbursements, and this change is largely the result of invoice timing. Concurrently, the Company's focus on enhancing the efficiency of its receivables process yielded a notable decrease in the accounts receivable balance by $2.2 million for the year ended December 31, 2023, despite the growth in sales. This decrease is testament to our strategic emphasis on expediting collections, thereby strengthening our liquidity position.

Investing Activities. Cash used in investing activities for the year ended December 31, 2023 was $2.0 million, compared to cash used in investing activities of $5.1 million in the prior year. Cash used in investing activities for the year ended December 31, 2023 was for capital expenditures in the normal course of business. Cash used in investing activities for the prior year was for the acquisitions of Knitting Machinery Corporation, Reverso Pumps and Separ America in the Industrial and Transportation Products segment as well as capital expenditures in the normal course of business.

Financing Activities. Cash used in financing activities was approximately $16.4 million for the year ended December 31, 2023, compared to cash used in financing activities of $3.2 million in the prior year. Beginning in the second half of 2022, the Company has utilized cash flow from operations to pay down its total debt. In the first half of the prior year period, the Company borrowed on its revolving credit facility to fund the acquisitions noted above.

The Company is actively managing its business to generate cash flow. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable for at least the next 12 months. Based on a combination of increased profitability and decreased debt levels, the Company believes it is well positioned to support ongoing operations as well as growth initiatives. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. See Note 8 and 9 to the consolidated financial statements for further information on the Company's total debt.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business in connection with commercial air handling contracts. These bonds are secured by certain assets of the Company by the surety until the Company’s completion of the requirements of the commercial air handling contract. At December 31, 2023, the Company has secured performance and payment bonds in the amount of $8.1 million, which is consistent with the prior year, and represents surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

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

Goodwill and Indefinite Lived Intangible Assets:

As referenced by ASC 350 “Intangibles - Goodwill and other” (“ASC 350”), management performs its annual test for Goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. During 2022, management performed quantitative testing for the CAD Enterprises and Global-Tek reporting units. In 2023, and because of the Company’s strong performance, a thorough qualitative analysis was performed, which did not indicate that quantitative testing was necessary in any reporting units other than CAD Enterprises.

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

In conducting our annual Goodwill impairment analyses at December 31, 2023 and 2022, Goodwill for CAD Enterprises was $7.3 million.

In our 2022 qualitative assessment of CAD Enterprises, we noted a decline in revenue from $30.1 million in 2019 to $18.9 million in 2020, $18.3 million in 2021 and $15.5 million in 2022 and a decline in after-tax income margin from 5.8% in 2019 to -4.6% in 2020, -0.5% in 2021, and -3.4% in 2022 and thus determined to conduct a quantitative assessment of CAD Enterprises. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 12 percent, and thus no impairment existed at December 31, 2022. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. Our revenue growth rate for the 9-year period in the discounted cash flow model was 10.2% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the company’s largest customer, a new $7.5 million incremental purchase order with this customer, our previous revenue history including actual revenues of $30.1 million in 2019 before the onset of the COVID-19 pandemic, and a continued business rebound in the aerospace industry. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic.

During 2023, revenue at CAD Enterprises increased from $15.5 million in 2022 to $20.9 million. The revenue growth was 35% and was consistent with the quantitative modeling done in 2022. However despite the strong revenue growth, CAD did not meet the profitability projections used in the prior year's goodwill analysis. Accordingly, we noted a triggering event and completed a Step 1 quantitative analysis as of December 31, 2023. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 35 percent, and thus no impairment existed at December 31, 2023. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 15% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. The increase from the prior year reflects the incremental company specific risks related to the missed profitability projections in 2023. Our revenue growth rate for the 7-year period in the discounted cash flow model was 7.7% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the company’s largest customer, inclusive of an expected increase in volume, our previous revenue history including actual revenues exceeding $30 million prior to the recent inflationary environment, and growth in the aerospace industry stemming from post-pandemic travel rebound, geopolitical conflicts and private space exploration. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the company reflect that most of CAD's non-material costs are fixed, and as revenue grows, much of the growth will fall-through to the bottom line.

Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Potential events and circumstances including global conflicts, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In conducting our 2022 annual Goodwill impairment analysis, Goodwill for Global-Tek Manufacturing and Global-Tek Colorado at December 31, 2022 was $1.9 million. In our qualitative assessment of Global-Tek Manufacturing and Global-Tek Colorado, we noted a decline in revenue from $9.2 million in 2021 to $6.5 million in 2022 and a decline in after-tax income margin from 17.3% in 2021 to -3.3% in 2022 and thus determined to conduct a quantitative assessment of Global-Tek Manufacturing and Global-Tek Colorado. The quantitative assessment of Global-Tek Manufacturing and Global-Tek Colorado confirmed that the estimated fair value exceeded carrying value by 23.3%, and thus no impairment existed at December 31, 2022. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for Global-Tek Manufacturing and Global-Tek Colorado. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for Global-Tek Manufacturing and Global-Tek Colorado. Our revenue growth rate for the 9-year period in the discounted cash flow model was 6.5% per year, which reflects management’s assessment of estimated future orders for Global-Tek Manufacturing and Global-Tek Colorado based on our previous revenue history including actual revenues of $9.2 million in 10 months of operations after the acquisition in 2021 before the untimely passing of the General Manager. The assumed terminal growth rate for Global-Tek Manufacturing and Global-Tek Colorado was 3% based on management’s assessment of long-term growth rates for the Aerospace and Defense industries. The after-tax income margins used to project future margins for the company were based on the historical margins for Global-Tek Manufacturing and Global-Tek Colorado prior to the untimely passing of the General Manager. In 2021, Global-Tek Manufacturing and Global-Tek Colorado earned an debt-free after-tax income margin of 16.4%. The discounted cash flow model used to estimate fair value assumes an after-tax income margin of 6.2% in 2027, or year 5 of the forecast period and expanding margins to 7.8% in the terminal year. This is based on management’s assessment of our ability to grow SG&A expenses at a slower rate than revenues as the company achieves more scale. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.

During 2023, revenue at Global-Tek increased from $6.5 million in 2022 to $8.6 million. The revenue growth was 32% and exceeded the quantitative modeling done in 2022. Aspects of the Global-Tek business underlying revenue also remain favorable, which were key factors in the qualitative analysis which deemed quantitative testing not necessary. Potential events and circumstances including global conflicts, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Impact of Inflation:

Inflationary economic conditions during the past few years have increased the Company’s costs of producing its products. While these inflationary conditions stabilized during 2023, the Company's costs have remained elevated, and may increase further if inflationary economic conditions persist. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also are significant elements of the Company’s production costs. Inflationary economic conditions have elevated these various costs. If the Company is unable to continue mitigating cost increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, the Company's profitability may be adversely affected.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements made regarding the Company’s future results. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (b) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (c) actions that governments, businesses and individuals take in response to public health crises, such as the COVID-19 pandemic, including mandatory business closures and restrictions on onsite commercial interactions; (d) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; (e) adverse effects from evolving geopolitical conditions, such as the military conflicts in Ukraine and Israel; (f) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industries in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Crawford United Corporation

Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford United Corporation (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was approximately $16.5 million and $16.3 million at December 31, 2023 and 2022, respectively, which is allocated to the Company’s reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

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

Cleveland, Ohio

March 4, 2024

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$1,647,175	$1,247,627
Accounts receivable less allowance for doubtful accounts	19,671,833	21,884,807
Contract assets	4,822,347	3,284,301
Inventories less allowance for obsolete inventory	17,672,622	20,176,142
Investments	665,301	657,971
Prepaid expenses and other current assets	1,303,780	1,522,516
Total Current Assets	45,783,058	48,773,364

Property, plant and equipment, net	14,686,190	15,213,443

Operating right of use asset, net	8,356,903	9,524,280

OTHER ASSETS:
Goodwill	16,453,049	16,231,938
Intangibles, net of accumulated amortization	8,252,600	9,492,560
Other non-current assets	107,798	362,489
Total Non-Current Assets	24,813,447	26,086,987
Total Assets	$93,639,598	$99,598,074

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2023	2022
CURRENT LIABILITIES:
Notes payable – current	$824,226	$1,303,972
Bank debt – current	-	222,222
Operating lease liabilities - current	1,714,174	1,705,224
Accounts payable	11,168,308	14,017,973
Unearned revenue	5,596,706	4,354,868
Accrued income taxes	539,876	1,239,289
Accrued expenses	3,292,787	3,224,188
Total Current Liabilities	23,136,077	26,067,736

LONG-TERM LIABILITIES:
Notes payable	470,209	1,846,405
Bank debt	5,096,672	19,224,318
Operating lease liabilities - noncurrent	6,901,043	8,060,152
Deferred income taxes	310,250	1,384,558
Total Long-Term Liabilities	12,778,174	30,515,433

STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,832,966 issued at December 31, 2023 and 2,791,449 issued at December 31, 2022	8,878,986	7,351,563
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at December 31, 2023 and December 31, 2022	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,237,026)	(2,125,252)
Class A common shares – 54,074 shares held at December 31, 2023 and 47,412 shares held at December 31, 2022
Class B common shares – 182,435 shares held at December 31, 2023 and December 31, 2022
Retained earnings	47,875,964	34,581,171
Total Stockholders' Equity	57,725,347	43,014,905
Total Liabilities and Stockholders' Equity	$93,639,598	$99,598,074

See accompanying notes to consolidated financial statements.

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2023	December 31, 2022

Total Sales	$143,885,934	$127,754,927
Cost of Sales	106,239,852	100,722,146
Gross Profit	37,646,082	27,032,781

Operating Expenses:
Selling, general and administrative expenses	19,713,611	18,499,309
Operating Income	17,932,471	8,533,472

Other (Income) and Expenses:
Interest charges	1,255,984	1,138,224
(Gain) loss on investments	(7,330)	860,273
Other (income) expense, net	(480,331)	(1,197,218)
Total Other (Income) and Expenses	768,323	801,279
Income before Provision for Income Taxes	17,164,148	7,732,194

Income tax expense	3,869,355	1,170,791
Net Income	$13,294,793	$6,561,403

Net Income Per Common Share - Basic	$3.79	$1.89

Net Income Per Common Share - Diluted	$3.77	$1.89

Weighted Average Shares of Common Stock Outstanding
Basic	3,507,883	3,462,868
Diluted	3,526,836	3,462,868

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2021	$5,393,823	$1,465,522	$1,741,901	$(1,981,113)	$28,019,768	$34,639,901
Stock Awards to Directors and Officers	957,728	-	-	-	-	957,728
Acquisition	1,000,012	-	-	-	-	1,000,012
Share repurchase	-	-	-	(144,139)	-	(144,139)
Net income	-	-	-	-	6,561,403	6,561,403
Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Stock Awards to Directors and Officers	1,377,423	-	-	-	-	1,377,423
Stock issuance (see note 6)	150,000	-	-	-	-	150,000
Share repurchase	-	-	-	(111,774)	-	(111,774)
Net income	-	-	-	-	13,294,793	13,294,793
Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2021	2,720,787	914,283	41,844	182,435	2,678,943	731,848
Stock Awards to Directors and Officers	32,200	-	-	-	32,200	-
Acquisition	38,462	-	-	-	38,462	-
Share repurchase	-	-	5,568	-	(5,568)	-
Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock Awards to Directors and Officers	34,700	-	-	-	34,700	-
Stock issuance (see note 6)	7,317	-	-	-	7,317	-
Stock forfeit	(500)	-	-	-	(500)	-
Share repurchase	-	-	6,662	-	(6,662)	-
Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net Income	$13,294,793	$6,561,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,921,740	3,750,805
Loss (Gain) on investments in equity securities	(7,330)	860,273
Reduction in carrying amount of RoU assets	1,720,844	1,706,810
Loss (Gain) on disposal of assets	(3,988)	16,930
Write off of contingent liability	-	(750,000)
Share-based compensation expense	1,377,423	957,728
Deferred income taxes	(1,074,308)	(1,872,770)
Changes in assets and liabilities:
Accounts receivable	2,212,974	(2,745,949)
Inventories	2,355,929	(2,772,375)
Contract assets	(1,538,046)	(1,173,244)
Prepaid expenses & other current assets	218,736	(373,139)
Right of use assets	(457,317)	(2,232,314)
Other noncurrent assets	254,691	(265,166)
Accounts payable	(2,849,665)	1,981,556
Lease liabilities	(1,150,159)	538,067
Accrued income taxes	(699,413)	2,555,884
Other current liabilities	(27,551)	204,050
Unearned revenue	1,241,838	1,097,850
Total adjustments	5,496,398	1,484,996
Net Cash Provided by Operating Activities	18,791,191	8,046,399

Cash Flows from Investing Activities
Cash paid for business acquisitions	-	(4,331,739)
Capital expenditures	(2,032,773)	(742,828)
Net Cash Used in Investing Activities	(2,032,773)	(5,074,567)

Cash Flows from Financing Activities
Payments on related party notes	(1,855,942)	(4,071,885)
Payments on bank debt	(21,667,362)	(7,120,834)
Borrowings on bank debt	7,276,208	8,868,238
Payments on contingent liability	-	(750,000)
Share repurchase	(111,774)	(144,139)
Net Cash Used in Financing Activities	(16,358,870)	(3,218,620)
Net Increase (Decrease) in cash and cash equivalents	399,548	(246,788)
Cash and cash equivalents at beginning of period	1,247,627	1,494,415
Cash and cash equivalents at end of period	$1,647,175	$1,247,627
Supplemental disclosures of cash flow information
Interest paid	$1,220,439	$1,060,483
Income taxes paid	$5,599,745	$582,883
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$457,317	$2,232,314
Purchase accounting adjustment to Goodwill for a change in inventory	$147,591	$-
Purchase accounting adjustment to Goodwill for a change in fixed assets	$73,520	$-
Issuance of Class A common shares in business acquisition	$-	$1,000,012
Issuance of Class A common shares for capital expenditures	$150,000	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRAWFORD UNITED CORPORATION
December 31, 2023 and 2022

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

During the year ended December 31, 2023, there have been no changes to the Company's significant accounting policies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard was effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company has fully adopted the standard with no material impact to the financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU.

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

* Level 2: Inputs to the valuation methodology include:

- Quoted prices for similar assets or liabilities in active markets;

- Quoted prices for identical assets or similar assets or liabilities in inactive markets;

- Inputs other than quoted prices that are observable for the asset or liability;

- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

* Level 3: Unobservable inputs that are not corroborated by market data.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Investments in stock: The stock market value is based on valuation of market quotes from independent active market sources, and is considered a level 1 investment.

Concentration of Credit Risk
The Company sells its products and services primarily to customers in the United States of America and to a lesser extent overseas. All sales are made in U.S. dollars. The Company extends normal credit terms to its customers. For the year ended December 31, 2023, sales to nine customers in the Commercial Air Handling Equipment segment were 18.9% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation Products segment accounted for 23.2% of consolidated sales. For the year ended December 31, 2022, sales to nine customers in the Commercial Air Handling Equipment segment were 17.0% of consolidated sales of the Company, while nine customers in the Industrial and Transportation Products segment accounted for 22.5% of consolidated sales.

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

Contract Performance Obligations:

To determine proper revenue recognition, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether a combined or single contract should be accounted for as more than one performance obligation. This evaluation sometimes requires judgment, and the decision to combine contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to contain a single performance obligation if the promise to transfer individual goods or services is not separately identifiable from other promises in the contracts primarily because the Company provides a significant service of integrating a complex set of tasks and components into a single project or capability. Contracts that cover multiple performance phases of the product lifecycle (development, construction, maintenance and support) are typically considered to have multiple performance obligations even when they are part of a single contract. The Company provides warranties, as well as limited workmanship warranties, to customers. These warranties are included in the sale, and do not provide customers with a service in addition to assurance of compliance with agreed upon specifications. The Company does not consider these assurance-type warranties to be separate performance obligations.

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

If based on a lack of reliable information, progress cannot be reasonably measured, recognition of revenues (but not costs) is deferred until progress can be reliably measured. If, however, the Company expects that total costs will be recovered, revenues are recognized equal to costs incurred until the Company can reliably measure progress. There were no contracts that were unable to be reasonably measured at December 31, 2023 and 2022.

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

Variable Consideration

The nature of the Company’s contracts can, but typically do not, give rise to several types of variable consideration, including claims, unpriced change orders, and liquidated damages and penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount.

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

Unearned Revenue

Unearned revenue consists of customer deposits and contract liabilities related to the Commercial Air Handling Equipment segment.  Unearned revenue for the year ended  December 31, 2022 was $4,354,868, substantially all of this unearned revenue was recognized in 2023

Disaggregation of Revenue

Revenue earned over time compared to at a point in time is as follows for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022

Earned over time	$59,572,611	$50,236,873
Point in time	84,313,323	77,518,054
Total revenue	$143,885,934	$127,754,927

Deferred Commissions

Commissions are earned based on the status of the contract. Commissions are paid upon receipt of payment for units shipped.

Product Warranties

The Company provides a warranty for its custom air handling business covering parts for 12 months from startup or 18 months from shipment, whichever comes first. The warranty reserve is maintained at a level which, in management’s judgment, is adequate to absorb potential warranties incurred. The amount of the reserve is based on management’s knowledge of the contracts and historical trends. Because of the uncertainties involved in the contracts, it is reasonably possible that management’s estimates may change in the near term. However, the amount of change that is reasonably possible cannot be precisely estimated at this time. There are no material warranty obligations outside of the air handling business.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits.

Accounts Receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in selling, general and administrative expenses

Inventory
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

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Maintenance and repair costs are expensed as incurred. Additions and betterments are capitalized. The depreciation policy of the Company is generally as follows:

Estimated Useful
Class	Method	Lives (years)

Buildings and Improvements	Straight-line	10 to 40
Machinery and Equipment	Straight-line	3 to 20

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

3.    ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $19.7 million, $21.9 million, and $18.4 million at December 31, 2023, 2022 and 2021, respectively.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information relevant to estimating expected credit losses. The reserve for doubtful accounts was $105,223, $143,631 and $75,930 at  December 31, 2023, 2022 and 2021, respectively.

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of the following:

	December 31,	December 31,
	2023	2022
Raw materials and component parts	$3,989,444	$2,892,820
Work-in-process	4,514,263	5,158,252
Finished products	9,846,694	13,483,017
Total inventory	$18,350,401	$21,534,089
Less: inventory reserves	677,779	1,357,947
Net inventory	$17,672,622	$20,176,142

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

The Company performed its annual impairment test for Goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. In 2023, for all reporting units other than CAD Enterprises the qualitative analysis indicated that a quantitative analysis was not necessary. During 2022 a quantitative analysis was performed for Global-Tek as well as CAD. No impairment was identified in the periods presented.

The Goodwill values are presented below:

	December 31,	December 31,
	2023	2022
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$15,753,682	$13,926,362
Acquisitions	-	1,997,174
Adjustments	221,111	(169,854)
Ending Balance	$15,974,793	$15,753,682

Total Company:
Beginning Balance	$16,231,938	$14,404,618
Acquisitions	-	1,997,174
Adjustments	221,111	(169,854)
Ending Balance	$16,453,049	$16,231,938

Goodwill increased by $0.2 million from $16.2 million at  December 31, 2022 to $16.5 million at  December 31, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill, recorded in the second quarter of 2023, for Knitting Machinery Company of America (KMC). Goodwill increased by $1.8 million from $14.4 million at   December 31, 2021 to $16.2 million at  December 31, 2022. The increase in Goodwill was driven by the addition of $2.0 million in the Industrial and Transportation Products segment related to the acquisitions of Reverso Pumps & Separ America and KMC and in the first and second quarters of 2022, respectively. These increases were partially offset by a decrease of $0.2 million related to a purchase accounting adjustment for Global-Tek, also in the Industrial and Transportation Products segment.

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets consist of the following:

	December 31, 2023	December 31, 2022
Customer list intangibles	$9,316,000	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,466,899	4,445,649
Total intangible assets	13,982,899	13,961,649
Less: accumulated amortization	5,730,299	4,469,089
Intangible assets, net	$8,252,600	$9,492,560

Intangible amortization expense was as follows:

	December 31, 2023	December 31, 2022

Accumulated amortization at the beginning of the period	$4,469,089	$3,203,585
Amortization expense	1,261,210	1,265,504
Accumulated amortization at end of period	$5,730,299	$4,469,089

Intangible amortization for the next five years is as follows:

Amortization in future periods
2024	1,261,210
2025	1,261,210
2026	933,345
2027	817,298
2028	759,117

6.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment are as follows:

	December 31,	December 31,
	2023	2022
Land	$231,034	$231,034
Buildings and improvements	3,760,203	3,222,243
Machinery & equipment	24,851,703	23,301,660
Total property, plant & equipment	28,842,940	26,754,937
Less: accumulated depreciation	14,156,750	11,541,494
Property plant & equipment, net	$14,686,190	$15,213,443

During the second quarter of 2023, the Company issued 7,317 Class A Common Shares, valued at $150,000, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. Air Power Dynamics, LLC is controlled by Ambassador Edward Crawford, who is the chairman of the Company's board.

Depreciation expense for the years ended  December 31, 2023 and 2022 was $2,619,244 and $2,398,445, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities as of  December 31, 2023 and 2022 are summarized in the table below:

			UNREALIZED	REALIZED
	BALANCE	ACQUISITIONS,	GAINS	GAINS	BALANCE
	AT	DISPOSITIONS	(LOSSES)	(LOSSES)	AT END
	BEGINNING	AND	INCLUDED	INCLUDED	OF
	OF YEAR	SETTLEMENTS	IN EARNINGS	IN EARNINGS	PERIOD
December 31, 2022	$1,518,244	$-	$(860,273)	$-	$657,971

Year-to-date December 31, 2023	657,971	-	53,614	(46,284)	665,301

Investments by fair value level in the hierarchy as of December 31, 2023 and December 31, 2022 are as follows:

Unobservable
	Quoted	Models with	Inputs that
	Market	Significant	are not	Total
	Prices in	Observable	Corroborated	Carrying
	Attractive	Market	by Market	Value in the
	Markets	Parameters	Data	Balance
	(Level 1)	(Level 2)	(Level 3)	Sheet
Common stock as of December 31, 2023	$665,301	$-	$-	$665,301
Common stock as of December 31, 2022	$657,971	$-	$-	$657,971

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

The Company entered into a seventh amendment to the Credit Agreement on November 27, 2023. The Seventh Amendment to the Credit Agreement, among other things, (a) extends the maturity date of the underlying credit facility from June 1, 2024 to June 1, 2027, (b) increases the maximum annual amount that the Company and its subsidiaries may pay in dividends or other restricted payments to $2,000,000 from $1,250,000, and (c) permits the repurchase by the Company and its subsidiaries of up to $7,000,000 of Company equity prior to June 30, 2024, subject to compliance with certain financial covenants under the Credit Agreement.

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

Bank debt balances consist of the following:

	December 31,	December 31,
	2023	2022
Term debt	$-	$222,222
Revolving debt	5,112,187	19,281,119
Total Bank debt	5,112,187	19,503,341
Less: current portion	-	222,222
Non-current bank debt	5,112,187	19,281,119
Less: unamortized debt costs	15,515	56,801
Net non-current bank debt	$5,096,672	$19,224,318

The Company had $24.9 million and $10.7 million available to borrow on the revolving credit facility at December 31, 2023 and 2022, respectively.

Notes Payable – Related Party

In connection with the Komtek Forge acquisition, on January 15, 2021, the Company refinanced its previously outstanding First Francis promissory notes in the aggregate amount of $2,077,384, including accrued interest payable through the refinance date and combined this amount with an existing First Francis promissory note carried by Komtek Forge in the amount of $1,702,400 into one note for a combined $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021. The interest rate on the refinanced loan remained at 6.25% per annum. First Francis is owned by Ambassador Edward Crawford and Matthew Crawford, both of whom serve on the Board of Directors of the Company.

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

Notes Payable

Notes payable consists of the following:

	December 31,	December 31,
	2023	2022
In connection with the Komtek Forge acquisition, the Company refinanced its previously outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021 and maturing on October 15, 2025	$1,294,435	$2,587,877
In connection with the CAD acquisition, the Company entered into a promissory note on July 1, 2018 for a $9,000,000 loan due to the seller, payable in quarterly installments beginning September 30, 2018. The note was paid in full on March 31, 2023	-	562,500
Total notes payable	1,294,435	3,150,377
Less current portion	824,226	1,303,972
Notes payable – non-current portion	$470,209	$1,846,405

Principal payments on the notes payable are as follows for the years ended December 31:

	Related Party	Total Principal
	Notes	Payments

2024	824,226	824,226
2025	470,209	470,209
2026	-	-
2027	-	-
Total principal payments	$1,294,435	$1,294,435

9.     LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of 2 years to 10 years, some of which include options to extend the leases for up to 10 years.  Lease expense for the years ended  December 31, 2023 and 2022 was approximately $2.2 million and $2.0 million, respectively.

Supplemental balance sheet information related to leases:

	December 31,	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets, net	$8,356,903	$9,524,280

Other current liabilities	1,714,174	1,705,224
Operating lease liabilities	6,901,043	8,060,152
Total operating lease liabilities	$8,615,217	$9,765,376
Weighted Average Remaining Lease Term
Operating Leases (in years)	7.1	7.7
Weighted Average Discount Rate
Operating Leases	5.0%	5.0%

Future minimum lease payments at December 31, 2023 were as follows:

Operating
Leases
Year Ending December 31,
2024	$2,105,239
2025	2,061,125
2026	1,521,090
2027	845,957
2028	636,577
Thereafter	3,059,965
Total future minimum lease payments	$10,229,953
Less: imputed interest	(1,614,736)
Total	$8,615,217

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

10. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

Unissued shares of Class A common stock (1,002,848 and 1,002,848 shares at December 31, 2023 and 2022, respectively) are reserved for the share-for-share conversion rights of the Class B common stock. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $0.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

11. STOCK COMPENSATION

On November 20, 2023, the Board of Directors of the Company approved and adopted the Company’s 2023 Omnibus Equity Plan (the “2023 Equity Plan”). The 2023 Equity Plan replaces the Company’s 2013 Omnibus Equity Plan, which had expired. The 2023 Equity Plan became effective upon the Board’s approval, however the Company intends to submit the plan to the Company’s shareholders for ratification and approval at the Company’s 2024 annual meeting of shareholders.

The 2023 Equity Plan is administered by the Company’s Compensation Committee, in coordination with the Board. The 2023 Equity Plan permits awards to be made to officers, employees, consultants and directors of the Company, as selected by the Compensation Committee in coordination with the Board. The 2023 Equity Plan generally provides for the following types of awards: common shares, performance shares, restricted shares, restricted share units, stock appreciation rights and stock options. Stock options may be issued as either incentive stock options or nonqualified stock options, however incentive stock options may be issued only if the 2023 Equity Plan is ratified and approved by the Company’s shareholders.

The aggregate number of Class A common shares of the Company (“Class A Common Shares”) reserved for issuance pursuant to the 2023 Equity Plan is 350,000, and shares may again become available for awards under the 2023 Equity Plan in the event that any portion of an award is forfeited or terminated prior to its complete vesting or exercise.

Awards may be made under the 2023 Equity Plan for a period of ten years from the plan’s effective date, subject to the Board’s ability to amend, alter, suspend, discontinue, or terminate the 2023 Equity Plan or any portion thereof at any time.

No stock options are outstanding. Non-cash compensation expense, all related to restricted share awards, was $1,377,423 and $957,728 for the years ended December 31, 2023 and 2022, respectively. All but an immaterial number of shares issued had no vesting requirements.

	December 31,
	2023	2022

Class A shares issued to Directors and employees related to stock compensation plans	34,700	32,200
Non-cash stock compensation expense	$1,377,423	$957,728

A summary of the Company’s Treasury stock acquired for the years ended December 31, 2022 and December 31, 2023 is as follows:

	TREASURY SHARES
	CLASS A	CLASS B

Balance at December 31, 2021	41,844	182,435
Share repurchase	5,568	-
Balance at December 31, 2022	47,412	182,435
Share repurchase	6,662	-
Balance at December 31, 2023	54,074	182,435

12. INCOME TAXES

Income tax expense for 2023 was $3,869,355 which was comprised of $4,817,023 of current income tax expense and $947,668 of deferred income tax benefit, resulting in an effective tax rate of 22.5%. Income tax expense for 2022 was $1,170,791 which was comprised of $2,629,560 of current income tax expense and $1,458,769 of deferred income tax benefit, resulting in an effective tax rate of 15.1%.

A reconciliation of the provision of income taxes to the statutory federal income tax rate is as follows:

	Year	Year
	December 31,	December 31,
	2023	2022

Income Before Provision for Income Taxes	$17,164,148	$7,732,194
Statutory rate	21%	21%
Tax at statutory rate	3,604,471	1,623,761
State taxes, net of federal benefit	302,484	20,438
Release of FIN 48 reserve	(121,000)	(414,000)
Deferred Adjustments	125,935	-
Permanent differences	(299,103)	(17,334)
Return to provision adjustments	262,552	(22,681)
Other	(5,984)	(19,393)
Provision for income taxes	$3,869,355	$1,170,791

Deferred tax assets (liabilities) consist of the following:

	December 31,	December 31,
	2023	2022

Inventories	$176,022	$221,441
Bad debts	23,197	5,757
Accrued liabilities	527,320	677,728
Prepaid expense	(103,037)	(136,419)
Depreciation and amortization	(2,464,503)	(3,111,224)
Capitalized Costs	496,897	629,085
Research and development and other credit carryforwards	1,067,816	443,689
Right of use lease accounting	(149,876)	(80,376)
Directors stock option plan	203,914	180,761
Total deferred tax liability	(222,250)	(1,169,558)
Valuation allowance	(33,000)	(39,000)
Reserve for uncertain tax positions	(55,000)	(176,000)
Total reserves & allowances	(88,000)	(215,000)
Net deferred tax liability, net of reserves	$(310,250)	$(1,384,558)

Valuation Allowance
The Company has a valuation allowance for deferred tax assets based upon certain credits that may not be fully utilized in the future. The Company believes the valuation allowance of $33,000 at December 31, 2023 and $39,000 at December 31, 2022, is adequate.

Reserve for Uncertain Tax Positions
The Company has a reserve of unrecognized tax benefits related to exposures in accordance with ASC 740. The Company believes the reserve of $55,000 at December 31, 2023 and $176,000 at December 31, 2022, is adequate. Due to the uncertainties involved with this significant estimate, it is reasonably possible that the Company’s estimate may change in the near term.

Tax Credits and Net Operating losses:

At December 31, 2023, the Company has state net operating losses (NOLs) and research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year		R& D & Other
Expires	State NOLs	Credits
2024	$-	$3,000
2025	-	3,000
2026	-	3,000
2027	-	3,000
2028	-	3,000
2029	-	3,000
2030	-	3,000
2031	-	3,000
2032	-	3,000
2033	-	3,000
2034	-	3,000
2035	-	-
2036	-	-
2037	-	-
2038 and beyond	-	-
	$-	$33,000

13.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share and is inclusive of A and B Common Shares.

	Years Ended
	2023	2022

Net Income Per Common Share - Basic
Income available to common stockholders	$13,294,793	$6,561,403
Weighted Average Shares of Common Stock Outstanding	3,507,883	3,462,868

Net Income Per Common Share - Basic	$3.79	$1.89

Effect of Dilutive Securities
Weighted Average Shares of Common Stock Outstanding - Basic	3,507,883	3,462,868
Unvested Restricted Stock Awards	18,953	-
Weighted Average Shares of Common Stock Outstanding - Diluted	3,526,836	3,462,868

Net Income Per Common Share – Diluted
Income available to common stockholders	$13,294,793	$6,561,403
Weighted Average Shares of Common Stock Outstanding - Diluted	3,526,836	3,462,868

Net Income Per Common Share - Diluted	$3.77	$1.89

There were no options included in the computation of diluted earnings for the year ended December 31, 2023 or for the year ended December 31, 2022.

14.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plans covering all full-time employees. Company contributions for each of these plans, including matching of employee contributions, are at the Company's discretion.

For the years ended December 31, 2023 and 2022, the Company made matching contributions to the plans in the amount of $389,179 and $359,965 respectively. Komtek Forge makes pension contributions to the United Steelworkers pension fund on behalf of its employees. For the years ended December 31, 2023 and December 31, 2022, these contributions amounted to $66,362 and $55,914 respectively. The Company does not provide any other postretirement benefits to its employees.

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

Goodwill and Intangible Assets

Goodwill has an assigned value of $0.6 million and represents the expected synergies generated by combining the operations of KMC and the Company. Goodwill increased by $0.2 million from $0.4 million at   December 31, 2022 to $0.6 million at December 31, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill in the second quarter of 2023 for a change in inventory and fixed assets. The Company utilizes industrial hoses for customers in the Industrial and Transportation Products segment and the acquisition of KMC has allowed the Company to strengthen its supply chain. Intangible asset, trademark has an assigned value of $0.075 million which represents the expected value of the KMC trade name in the market. Intangible asset, customer list has an assigned value of $0.075 million which represents the expected value of the list of the customers of KMC to the Company.

Sales and Net Income for the Acquired Companies

Sales and net income information for the acquired companies, Reverso Pumps LLC (“Reverso Pumps”), Separ America LLC (“Separ America”) and Knitting Machinery Company of America LLC (“Knitting Machinery”) since the respective acquisition dates for years ended  December 31, 2023 and 2022 are provided below.

	Year ended		Year ended
	December 31, 2023		December 31, 2022
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Reverso Pumps (acquired January 10, 2022)	$6,527,485	$1,141,472	$5,467,426	$876,558
Separ America (acquired January 10, 2022)	2,339,485	744,663	1,746,551	353,239
Knitting Machinery (acquired May 1, 2022)	633,573	33,579	1,022,603	82,830
Subtotal Acquired Companies	$9,500,543	$1,919,714	8,236,580	1,312,627

All Other Companies	134,385,391	11,375,079	119,518,347	5,248,776
Total	$143,885,934	$13,294,793	$127,754,927	$6,561,403

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

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment engage in business activities from which they may recognize revenues and incur expenses, including revenue and expenses relating to transactions with other components of the Company. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by our chief operating decision maker, the chief executive officer, and is considered in making decisions about resources to be allocated to the segment in assessing its performance. Financial information for both segments is available in internal financial statements that are prepared on a monthly basis.

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

Corporate:

Corporate costs not directly attributable to a segment are aggregated here.

Information by industry segment is set forth below:

	Twelve Months ended 2023
		Industrial
	Commercial	And
	Air	Transportation
	Handling	Products	Corporate	Consolidated
Sales	$58,378,593	$85,507,341	$-	$143,885,934
Gross Profit	19,123,207	18,522,875	-	37,646,082
Operating Income	15,367,247	7,594,668	(5,029,444)	17,932,471
Pretax Income	15,367,247	8,173,742	(6,376,841)	17,164,148
Net Income	10,987,581	6,090,530	(3,783,318)	13,294,793

	Twelve Months ended 2022
		Industrial
	Commercial	And
	Air	Transportation
	Handling	Products	Corporate	Consolidated
Sales	$47,649,695	$80,105,232	$-	$127,754,927
Gross Profit	10,751,822	16,280,959	-	27,032,781
Operating Income	6,670,069	5,955,820	(4,092,417)	8,533,472
Pretax Income	6,670,069	5,951,335	(4,889,210)	7,732,194
Net Income	4,769,099	4,253,978	(2,461,674)	6,561,403

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Capital Expenditures:
Commercial Air Handling Equipment Segment	$250,685	$53,591
Industrial and Transportation Products Segment	1,290,742	534,563
Corporate	491,346	154,674
Total Capital Expenditures	$2,032,773	$742,828

Depreciation and Amortization:
Commercial Air Handling Equipment Segment	$432,038	$431,752
Industrial and Transportation Products Segment	3,344,898	3,151,898
Corporate	144,804	167,155
Total Depreciation and Amortization	$3,921,740	$3,750,805

Identifiable Assets:
Commercial Air Handling Equipment Segment	$20,252,946	$20,681,082
Industrial and Transportation Products Segment	70,808,054	76,701,530
Corporate	2,578,598	2,215,461
Total Identifiable Assets	$93,639,598	$99,598,074

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

United States of America	$140,583,071	$125,097,522
Puerto Rico	1,665,770	413,684
Canada	975,866	1,175,246
Other	661,227	1,068,475
	$143,885,934	$127,754,927

All export sales to foreign countries are made in US Dollars.

17. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the years ended December 31, 2023 and 2022. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	Year Ended December 31, 2023
	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023

Sales	$39,484,356	$36,933,015	$33,641,513	$33,827,050
Gross Profit	10,516,552	10,474,878	8,909,332	7,745,321
Operating Income	5,119,267	5,152,364	4,296,968	3,363,871
Net Income	3,391,473	3,851,342	2,814,736	3,237,242
Net Income per Common Share:
Basic	$0.97	$1.10	$0.80	$0.92
Diluted	$0.97	$1.09	$0.80	$0.91

	Year Ended December 31, 2022
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022

Sales	$31,002,746	$31,902,027	$32,189,623	$32,660,531
Gross Profit	6,366,405	6,768,491	6,309,803	7,588,082
Operating Income	1,397,321	2,375,527	1,999,678	2,760,946
Net Income	1,065,875	1,171,264	1,254,545	3,069,719
Net Income per Common Share:
Basic	$0.31	$0.34	$0.36	$0.88
Diluted	$0.31	$0.34	$0.36	$0.88

18. SUBSEQUENT EVENTS

Effective January 2, 2024, the Company acquired substantially all of the assets of Heany Industries Inc. (“Heany”) under an asset purchase agreement in exchange for $7 million in cash, subject to customary post-closing adjustments. Heany offers materials engineering solutions for a variety of aerospace, industrial and bio-medical applications. Heany’s engineered coatings provide a protective shield for aircraft engine components, locomotive parts, dental implants, and other applications where increasing longevity and reducing downtime is critical. The asset purchase agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, which are subject to certain exceptions, terms and limitations. The asset purchase agreement contains certain customary post-closing covenants of the parties.

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

As of December 31, 2023, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as required by Rule 13a-15(c) of the Exchange Act. In making this evaluation, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

/s/ B. E. Powers

B. E. Powers
President and Chief Executive Officer

/s/ J. J. Salay

J. J. Salay
Chief Financial Officer

March 5, 2024

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors" and "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under the Company’s existing equity compensation plans, including the Company’s 2023 Omnibus Equity Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	2,700	-	350,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,700	-	350,000

1.	This amount reflects that the total amount of Class A Common Shares available for issuance under the 2023 Omnibus Equity Plan at December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14, which includes the fees of the Company’s principal accountants, Meaden & Moore, Ltd. (PCAOB ID 314), is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

(a) (2) FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 15 hereof.

ITEM 16. FORM 10-K SUMMARY.

None.

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
2.1(a)

Asset Purchase Agreement dated January 10, 2022, by and among Crawford REV Acquisition Company LLC and the Reverso Seller Parties (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 13, 2022).

2.1(b)

Asset Purchase Agreement dated January 10, 2022, by and among Crawford SEP Acquisition Company LLC and the Separ Seller Parties (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on January 13, 2022).

2.1(c)

Asset Purchase Agreement dated May 1, 2022, by and among Knitting Machinery Company of America LLC and the Seller Parties named therein (incorporated by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 2, 2022).

2.1(d)	Asset Purchase Agreement dated January 3, 2024, by and among Heany Industries, LLC, Heany Industries, Inc., S. Scott Zolnier and 249 Briarwood Lane LLC (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 8, 2024).
3.1	Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 21, 2019).
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K as filed with the Commission on January 14, 2013).
3.3	Second Amended and Restated Code of Regulations (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 21, 2019).
4.1	Description of Securities Registered Under the Exchange Act.

10(a)

Revolving Credit Agreement, dated June 3, 2016 between the Company and First Francis Company Inc. (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on June 7, 2016).

10(b)

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

10(d)

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

10(f)	Amended and Restated 2013 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on May 14, 2019).
10(g)	Credit Agreement, dated June 1, 2017, as amended by that certain First Amendment Agreement, dated as of July 5, 2018, that certain Second Amendment Agreement, dated as of September 30, 2019, that certain Third Amendment Agreement, dated as of December 30, 2019, that certain Fourth Amendment Agreement, dated as of January 15, 2021, that certain Fifth Amendment Agreement, dated as of March 2, 2021, that certain Sixth Amendment Agreement, dated as of June 12, 2023, and that certain Seventh Amendment Agreement, dated as of November 27, 2023, among Crawford United Corporation, the other Borrowers referenced therein, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 8-K as filed with the Commission on December 1, 2023).
10(h)	Separation Agreement and General Release of Claims entered into March 31, 2023 between Crawford United Corporation and John P. Daly (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on April 4, 2023).**
10(i)	Crawford United Corporation 2023 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on November 21, 2023).**
10(j)	Form of Restricted Shares Award Agreement for Employees under the 2023 Omnibus Equity plan (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on November 21, 2023).**
10(k)	Form of Common Shares Award Agreement for Directors under the 2023 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on November 21, 2023).**
14	Crawford United Corporation Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

CRAWFORD UNITED CORPORATION

By: /s/ Brian E. Powers Brian E. Powers President and Chief Executive Officer Date: March 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 5th day of March, 2024:

SIGNATURE:	TITLE

/s/ Brian E. Powers	President and Chief
Brian E. Powers	Executive Officer and Director
(Principal Executive Officer)
/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Financial and Accounting Officer)

/s/ Edward F. Crawford	Chairman
Edward F. Crawford

/s/ Matthew V. Crawford	Director
Matthew V. Crawford

/s/ Steven H. Rosen	Director
Steven H. Rosen

/s/ Kirin M. Smith	Director
Kirin M. Smith

/s/ James W. Wert	Director
James W. Wert

/s/ Luis E. Jimenez	Director
Luis E. Jimenez

CRAWFORD UNITED CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Period	Expenses	Deductions	End of Period
Year Ended December 31, 2022
Reserve for doubtful accounts	$75,390	$68,241	$-	$143,631
Reserve for inventory obsolescence	452,607	905,340	-	1,357,947
Reserve for product warranty	30,383	432,906	(398,289)	65,000
Valuation allowance for deferred taxes	47,319	-	(8,319)	39,000
Reserve for uncertain tax positions	$590,000	$-	$(414,000)	$176,000

Year Ended December 31, 2023
Reserve for doubtful accounts	$143,631	$-	$(38,408)	$105,223
Reserve for inventory obsolescence	1,357,947	58,000	(738,167)	677,780
Reserve for product warranty	65,000	709,409	(571,796)	202,613
Valuation allowance for deferred taxes	39,000	-	(6,000)	33,000
Reserve for uncertain tax positions	$176,000	$-	$(121,000)	$55,000