Form 10-Q
period 2024-03-31
CRAWFORD UNITED Corp
filed 2024-04-30
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 28, 2024, 2,808,319 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,747,142	$1,647,175
Accounts receivable less allowance for doubtful accounts	25,387,705	19,671,833
Contract assets	5,037,487	4,822,347
Inventories less allowance for obsolete inventory	19,123,057	17,672,622
Investments	411,599	665,301
Prepaid expenses and other current assets	2,062,105	1,303,780
Total Current Assets	54,769,095	45,783,058
Property, plant and equipment, net	16,192,666	14,686,190
Operating right of use asset, net	8,011,139	8,356,903
OTHER ASSETS:
Goodwill	17,784,036	16,453,049
Intangibles, net of accumulated amortization	10,004,264	8,252,600
Other non-current assets	94,798	107,798
Total Non-Current Other Assets	27,883,098	24,813,447
Total Assets	$106,855,998	$93,639,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$837,105	$824,226
Operating lease liabilities – current	1,734,007	1,714,174
Accounts payable	14,801,864	11,168,308
Unearned revenue	5,672,493	5,596,706
Accrued income taxes	1,689,053	539,876
Accrued expenses	3,322,582	3,292,787
Total Current Liabilities	28,057,104	23,136,077
LONG-TERM LIABILITIES:
Notes payable	256,041	470,209
Bank debt	10,613,372	5,096,672
Operating lease liabilities – noncurrent	6,536,914	6,901,043
Deferred income taxes	310,250	310,250
Total Long-Term Liabilities	17,716,577	12,778,174
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,869,366 issued at March 31, 2024 and 2,832,966 issued at December 31, 2023	9,491,340	8,878,986
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at March 31, 2024 and December 31, 2023	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,489,295)	(2,237,026)
Class A common shares – 61,047 treasury shares held at March 31, 2024 and 54,074 shares held at December 31, 2023
Class B common shares – 182,435 treasury shares held at March 31, 2024 and December 31, 2023
Retained earnings	50,872,849	47,875,964
Total Stockholders' Equity	61,082,317	57,725,347
Total Liabilities and Stockholders' Equity	$106,855,998	$93,639,598

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Total Sales	$38,439,639	$39,484,356
Cost of Sales	28,194,606	28,967,804
Gross Profit	10,245,033	10,516,552

Operating Expenses:
Selling, general and administrative expenses	5,670,943	5,397,285
Operating Income	4,574,090	5,119,267

Other (Income) and Expenses:
Interest charges	237,841	369,802
(Gain) loss on investments	118,077	59,033
Other (income) expense, net	72,263	997
Total Other (Income) and Expenses	428,181	429,832
Income before Provision for Income Taxes	4,145,909	4,689,435

Income tax expense	1,149,024	1,297,962
Net Income	$2,996,885	$3,391,473

Net Income Per Common Share - Basic	$0.85	$0.97

Net Income Per Common Share - Diluted	$0.85	$0.97

Weighted Average Shares of Common Stock Outstanding
Basic	3,533,012	3,502,824
Diluted	3,538,292	3,502,824

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended March 31, 2024 and 2023

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347
Stock awards to directors and officers	612,354	-	-	-	-	612,354
Share repurchase	-	-	-	(252,269)	-	(252,269)
Net Income	-	-	-	-	2,996,885	2,996,885
Balance at March 31, 2024	$9,491,340	$1,465,522	$1,741,901	$(2,489,295)	$50,872,849	$61,082,317

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Stock awards to directors and officers	36,400				36,400	-
Share repurchase			6,973		(6,973)	-
Balance at March 31, 2024	2,869,366	914,283	61,047	182,435	2,808,319	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Stock awards to directors and officers	492,665	-	-	-	-	492,665
Share repurchase	-	-	-	(71,185)	-	(71,185)
Net Income	-	-	-	-	3,391,473	3,391,473
Balance at March 31, 2023	$7,844,228	$1,465,522	$1,741,901	$(2,196,437)	$37,972,643	$46,827,857

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock awards to directors and officers	34,700	-	-	-	34,700	-
Share repurchase	-	-	4,862	-	(4,862)	-
Balance at March 31, 2023	2,826,149	914,283	52,274	182,435	2,773,875	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Income	$2,996,885	$3,391,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,038,052	923,228
Loss on investments in equity securities	118,077	59,033
Amortization of right of use assets	453,669	397,536
Share-based compensation expense	612,354	492,665
Changes in assets and liabilities:
Accounts receivable	(5,175,695)	(1,716,552)
Inventories	(670,089)	448,963
Contract assets	(215,140)	(857,308)
Prepaid expenses & other assets	(679,078)	256,770
Right of use assets	(107,907)	(46,109)
Other noncurrent assets	13,000	87,415
Accounts payable	3,573,509	(289,046)
Lease liabilities	(344,294)	(347,115)
Accrued Income Taxes	1,149,177	1,172,171
Other current liabilities	(14,779)	507,582
Unearned revenue	75,787	(763,842)
Total adjustments	(173,357)	325,391
Net Cash Provided by Operating Activities	2,823,528	3,716,864
Cash Flows from Investing Activities
Cash paid for business acquisitions, net	(6,549,750)	-
Proceeds from sale of property, plant and equipment	72,000	-
Sale of investments	135,625	-
Capital expenditures	(436,820)	(147,661)
Net Cash (Used in) Investing Activities	(6,778,945)	(147,661)
Cash Flows from Financing Activities
Payments on notes	(201,289)	(743,580)
Payments on bank debt	(2,351,000)	(3,892,153)
Borrowings on bank debt	7,859,942	1,791,604
Share repurchase	(252,269)	(71,185)
Net Cash Provided by (Used in) Financing Activities	5,055,384	(2,915,314)
Net Increase in cash and cash equivalents	1,099,967	653,889
Cash and cash equivalents at beginning of period	1,647,175	1,247,627
Cash and cash equivalents at end of period	$2,747,142	$1,901,516
Supplemental disclosures of cash flow information
Interest Paid	$230,169	$348,042
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$107,907	$46,109

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

During the three-month period ended  March 31, 2024 there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In  June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard became effective for the Company on January 1, 2023 and did not have a material impact on the financial statements.

In  November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all previously required annual segment reporting disclosures under Topic 280 will also be required for interim periods. The ASU is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

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

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $25,387,705, $19,671,833, and $21,884,807 at March 31, 2024,  December 31, 2023  and December 31, 2022, respectively.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $91,120 and $105,223 at March 31, 2024 and  December 31, 2023, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	March 31,	December 31,
	2024	2023
Raw materials and component parts	$3,720,613	$3,989,444
Work-in-process	5,199,148	4,514,263
Finished products	11,223,973	9,846,694
Total inventory	$20,143,734	$18,350,401
Less: inventory reserves	1,020,677	677,779
Net inventory	$19,123,057	$17,672,622

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over the fair value of identifiable assets acquired. U.S. GAAP requires that both indefinite-lived intangible assets and Goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect the significant inputs used to determine the fair value of the asset group or reporting unit to determine whether an interim quantitative impairment test is required. The Company performed its annual impairment test for Goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. In 2023, for all reporting units other than CAD Enterprises the qualitative analysis indicated that a quantitative analysis was not necessary. For the identified reporting unit, impairment testing was performed as of  December 31, 2023 using an income approach based on management’s determination of the prospective financial information, and no indefinite-lived intangible assets or goodwill was determined to be impaired.

There were no impairment indicators identified during the three-month periods ended March 31, 2024 or March 31, 2023.

Goodwill increased by $1.3 million from $16.5 million at  December 31, 2023 to $17.8 million at  March 31, 2024. The increase in Goodwill was driven by an addition of $1.3 million in the Industrial and Transportation Products segment related to the acquisitions of Heany Industries, LLC. Goodwill increased by $0.2 million from $16.2 million at  December 31, 2022 to $16.5 million at December 31, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill, recorded in the second quarter of 2023, for Knitting Machinery Company of America (KMC).

Goodwill by reportable segment is as follows:

	March 31,	December 31,
	2024	2023
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$15,974,793	$15,753,682
Acquisitions	1,330,987	-
Adjustments	-	221,111
Ending Balance	$17,305,780	$15,974,793

Total Company:
Beginning Balance	$16,453,049	$16,231,938
Acquisitions	1,330,987	-
Adjustments	-	221,111
Ending Balance	$17,784,036	$16,453,049

The Company's intangible assets have primarily been generated via acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets consist of the following:

	March 31,	December 31,
	2024	2023
Customer list intangibles	$11,367,000	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,517,899	4,466,899
Total intangible assets	16,084,899	13,982,899
Less: accumulated amortization	6,080,635	5,730,299
Intangible assets, net	$10,004,264	$8,252,600

Amortization of intangibles assets was $350,336 and $315,303 for the three months ended March 31, 2024 and 2023,

Intangible amortization for the next five years is as follows:

Amortization in future periods
Remainder of 2024	1,051,008
2025	1,401,343
2026	1,073,479
2027	957,432
2028	899,250

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	March 31,	December 31,
	2024	2023
Land	$423,034	$231,034
Buildings and improvements	4,847,586	3,760,203
Machinery & equipment	25,632,121	24,851,703
Total property, plant & equipment	30,902,741	28,842,940
Less: accumulated depreciation	14,710,075	14,156,750
Property plant & equipment, net	$16,192,666	$14,686,190

During the second quarter of 2023, the Company issued 7,317 Class A Common Shares, valued at $150,000, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. Air Power Dynamics, LLC is controlled by Ambassador Edward Crawford, who is the chairman of the Company's board.

Depreciation expense was $679,959 and $596,322 for the three months ended March 31, 2024 and 2023, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are valued based on quoted stock prices in active markets, thus Level 1 in the fair value hierarchy.

As of March 31, 2024, the Company held common stock of a single company, publicly traded on the New York Stock Exchange, with a fair value of $411,599. All changes in fair value are recognized in net income at the end of each reporting period. At December 31, 2023, the fair value was $665,301. The decrease during the first quarter of 2024 was a result of a decline in share price as well as the Company selling shares for proceeds of $135,625.

As of March 31, 2023, the fair value was $598,938. At December 31, 2022, the fair value was $657,971. The decrease during the first quarter of 2023 was exclusively a result of a decline in share price. No shares were purchased or sold in 2023.

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

Bank debt balances consist of the following:

	March 31,	December 31,
	2024	2023
Term debt	$-	$-
Revolving debt	10,621,130	5,112,187
Total Bank debt	10,621,130	5,112,187
Less: current portion	-	-
Non-current bank debt	10,621,130	5,112,187
Less: unamortized debt costs	7,758	15,515
Net non-current bank debt	$10,613,372	$5,096,672

The Company had $19.4 million and $24.9 million available to borrow on the revolving credit facility at March 31, 2024 and  December 31, 2023, respectively. The increase in borrowings on the revolving credit facility during the period ended March 31, 2024 is related to the acquisition of Heany Industries for $6.6 million.

9.     NOTES PAYABLE

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

Notes payable consists of the following:

	March 31,	December 31,
	2024	2023
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021 and maturing on October 15, 2025	$1,093,146	$1,294,435
Total notes payable	1,093,146	1,294,435
Less current portion	837,105	824,226
Notes payable – non-current portion	$256,041	$470,209

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of under one year to 11 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	March 31,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets, net	$8,011,139	$8,356,903

Operating lease liabilities – current	1,734,007	1,714,174
Operating lease liabilities – noncurrent	6,536,914	6,901,043
Total operating lease liabilities	$8,270,921	$8,615,217
Weighted Average Remaining Lease Term
Operating Leases (in years)	7.2	7.1
Weighted Average Discount Rate
Operating Leases	5%	5%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,

	2024	2023

Earnings Per Share - Basic
Net Income	$2,996,885	$3,391,473
Weighted average shares of common stock outstanding - Basic	3,533,012	3,502,824
Earnings Per Share - Basic	$0.85	$0.97

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,533,012	3,502,824
Unvested Restricted Stock Awards	5,280	-
Weighted average shares of common stock - Diluted	3,538,292	3,502,824
Earnings Per Share - Diluted	$0.85	$0.97

12. ACQUISITIONS

Heany Industries, LLC

Effective January 2, 2024, Heany Industries, LLC ("Heany"), a Delaware limited liability company an indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of Heany Industries, Inc, a New York corporation and specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded its offerings and diversified its customer base. The purchase price, subject to customary post-closing adjustments was $6.6 million of cash and inclusive of the real estate on which Heany operates. The Company expects to finalize the purchase price allocation within the allowable measurement period.

Total Consideration	$6,550,000

Cash	$250
Accounts Receivable	540,177
Inventory	780,346
Fixed Assets	1,821,615
Prepaid and Other Assets	79,247
Intangible Assets: Customer List & Trademarks	2,102,000
Goodwill	1,330,987
Total Assets Acquired	$6,654,622

Accounts Payable	$60,047
Deferred Revenue	44,575
Total Liabilities Assumed	104,622
Total Fair Value	$6,550,000

Acquisition transaction costs incurred were:	$215,591

Goodwill has an assigned value of $1.3 million and represents the expected synergies generated by combining the operations of Heany and the Company. The Company has been a long-time customer of Heany and the acquisition allows for a strengthening of the supply chain. The acquired customer relationships have an assigned intangible asset value of $2.05 million, which was determined using an income approach. The residual intangible asset value relates to trademarks.

Sales and Net Income for the Acquired Companies

Sales and net income information for Heany since the respective acquisition date for the three months ended March 31, 2024 and 2023 are provided below.

	Three Months ended		Three Months ended
	March 31, 2024		March 31, 2023
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$1,455,531	$19,469	$-	$-
Subtotal Acquired Companies	$1,455,531	$19,469	$-	$-

All Other Companies	36,984,108	2,977,416	39,484,356	3,391,473
Total	$38,439,639	$2,996,885	$39,484,356	$3,391,473

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

The company purchased substantially all of the assets of Crawford  SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), in Davie, Florida on  January 10, 2022. Separ America develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The company purchased substantially all of the assets of KMC Corp. dba Knitting Machinery Corp. (“Knitting Machinery”), in Cleveland, Ohio and Greenville, Ohio on  May 1, 2022. Knitting Machinery specializes in manufacturing hose reinforcement machinery for the plastic, rubber and silicone industries. The company purchased substantially all of the assets of Heany Industries, Inc. in Scottsville, New York on January 2, 2024. Heany is a specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications.

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

Information by industry segment is set forth below:

	Three Months Ended
	March 31,
	2024	2023
Sales summary by segment
Commercial Air Handling	$16,978,444	$16,051,193
Industrial and Transportation Products	21,461,195	23,433,163
Total Sales	38,439,639	39,484,356

Gross profit summary by segment
Commercial Air Handling	5,632,095	4,439,907
Industrial and Transportation Products	4,612,938	6,076,645
Total Gross Profit	10,245,033	10,516,552

Segment operating profit
Commercial Air Handling	4,548,801	3,415,195
Industrial and Transportation Products	1,575,114	3,191,102
Total Segment Operating Profit	6,123,915	6,606,297

Corporate charges not allocated to segments	1,549,825	1,487,030
Operating Income	4,574,090	5,119,267

Interest charges	237,841	369,802
(Gain) loss on investments	118,077	59,033
Other (income) expense, net	72,263	997
Income before Provision for Income Taxes	$4,145,909	$4,689,435

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2024 and December 31, 2023, results of operations for the three month periods ended March 31, 2024 and 2023, and cash flows for the three month periods ended March 31, 2024 and 2023, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Items Affecting the Comparability of our Financial Results

The Company purchased substantially all of the operating assets of Heany Industries, Inc ("Heany") located in Scottsville, New York on January 2, 2024.

Accordingly, in light of the timing of this transaction, the Company’s results for the three months ended March 31, 2024 include the results of Heany in the Industrial and Transportation Products segment. Conversely, our results for the three months ended March 31, 2023 do not include Heany.

Results of Operations – Three Months Ended March 31, 2024 and 2023

Sales for the quarter ended March 31, 2024 (“current quarter”) decreased to $38.4 million, a modest decrease of $1.0 million or 2.6% from sales of $39.5 million during the same quarter of the prior year. The decrease in sales for the quarter ended March 31, 2024 was primarily driven by a decrease in volume in the Company's Industrial and Transportation Product Segment. The drop in volume can be attributed to the macroeconomic trend of decreased demand within the boating market. Further insights into the performance of each segment are provided in the detailed discussions that follow.

    Cost of sales for the current quarter was $28.2 million compared to $29.0 million for the same quarter of the prior year, a slight decrease of $0.8 or 2.7%, which is directly attributable to the reduction in sales. Gross margin of 26.7% in the current quarter remained materially consistent with 26.6% in the same quarter of the prior year despite a smaller sales base.

Selling, general and administrative expenses (SG&A) in the current quarter were $5.7 million, compared to $5.4 million, in the same quarter of last year. The rise in SG&A expenditure reflects inflationary labor costs and increased share based compensation expense which coincides with the rise in share price.

Interest charges in the current quarter were $0.2 million compared to $0.4 million in the same quarter of the prior year. Total debt outstanding has decreased leading to a decrease in interest expense. Average total debt (including notes) and average interest rates for the current quarter were $12.3 million and 7.1%, respectively, compared to $22.4 million and 6.3%, respectively, in the same period of last year.

The loss on investment for both the current and prior year quarters amounted to $0.1 million. This loss is attributed to market price decreases impacting the Company's investment in another public company.

The Company recognized other (income) expense, net of $0.1 million in the current quarter, resulting from fees related to the purchase of Heany Industries, Inc. The Company had an immaterial amount of other income (expense), net for the same quarter of the prior year.

Income tax expense in the current quarter was $1.1 million compared to $1.3 million in the same quarter of the prior year. Tax expense is lower compared to the same quarter of the prior year primarily because of lower pre-tax income.

Net income in the current quarter was $3.0 million, or $0.85 per diluted share, as compared to net income of $3.4 million, or $0.97 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended March 31, 2024 increased to $17.0 million, an increase of approximately $0.9 million, or 5.8%, from sales of $16.1 million during the same period of the prior year. The consistent growth in reported sales in this segment highlights our sustained momentum in meeting the rising demand for clean air solutions.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $4.5 million, or 26.8%, compared to $3.4 million, or 21.3% in the same quarter of the prior year, an increase of $1.1 million or 550 basis points. This enhancement in segment operating profit and margin can be attributed to the expanded revenue base, which facilitates more efficient absorption of fixed costs. Another supporting factor of the improved margins has been the continued implementation of various efficiency and continuous improvement initiatives within our manufacturing processes. These strategic measures have effectively optimized operations and bolstered profitability. The segment's Selling, General, and Administrative (SG&A) costs have remained consistent compared to the prior year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended March 31, 2024 decreased to $21.5 million, a decrease of approximately $2.0 million, or 8.4%, from sales of $23.4 million during the same period of the prior year. The decrease in the current period was primarily the result of decreased demand in the marine products and industrial hose businesses of approximately $3.5 million, being partially offset by sales from our acquisition of Heany Industries of approximately $1.5 million. By design, this segment is diversified and operates across several industries. The decrease in marine sales volume can be attributed to the cyclical nature of recreational boating demand whereby there was a pandemic-driven surge in demand lasting through the second quarter of 2023.

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $1.6 million, or 7.3%, compared to $3.2 million, or 13.6%, in the same quarter of the prior year, a decrease of $1.6 million or 630 basis points. As sales have decreased and many of the underlying expenses are fixed in the short-term, our ability to absorb fixed cost has been negatively impacted. In response, we have implemented several strategic initiatives aimed at mitigating the effects on our gross margin. These include optimizing our production processes to enhance efficiency and reduce costs, renegotiating supplier contracts to secure more favorable terms, and intensifying our focus on inventory management to minimize excess inventory. Segment selling, general, and administrative costs have remained consistent as compared to the same period of the prior year.

Liquidity and Capital Resources

The Company’s credit agreement, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At March 31, 2024, there was approximately $19.4 million of borrowing availability, which has decreased in the recent quarter as the Company used borrowed cash to fund the acquisition of Heany Industries, Inc.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2024, compared to $3.7 million net cash provided by operating activities for the prior year period. In both periods operating cash flows materially align with net income. Despite a lower sales base, accounts receivable increased $5.2 million during the three months ended March 31, 2024 compared to an increase of $1.7 million in the prior year period which was due to the timing of billings and collections on large projects in the commercial air handling segment. Partially offsetting the increase in accounts receivable was an increase of $3.6 million on accounts payable during the three months ended March 31, 2024 compared to a decrease of $0.3 million in the prior year period which is a result of strict oversight of disbursement timing to align with collections. Also a function of timing, the Company experienced an inventory increase in the current period increase $0.7 million compared to a decrease of $0.4 million in the prior year period.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2024 was $6.8 million, compared to cash used in investing activities of $0.1 million in the prior year period. Cash used in investing activities for the period ended March 31, 2024 was primarily for the acquisitions of Heany Industries, Inc, and routine capital expenditures. Cash used in investing activities for the period ended March 31, 2023 was for capital expenditures in the normal course of business.

Financing Activities. Cash provided by financing activities was approximately $5.1 million for the three months ended March 31, 2024, compared to cash used in financing activities of $2.9 million in the same period last year. During the current period the Company borrowed on its revolving credit facility to fund the acquisition noted above. In the prior year period the Company had utilized cash flow from operations to pay down debt.

The Company is actively managing its business to generate cash flow. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable for at least the next 12 months. Based on a combination of sustained profitability and significant borrowing capacity, the Company believes it is well positioned to support ongoing operations as well as growth initiatives. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, lost customers, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. See Note 8 and 9 to the consolidated financial statements for further information on the Company's total debt.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At March 31, 2024, the Company had secured performance and payment bonds in the amount of $6.0 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

Goodwill and Indefinite Lived Intangible Assets: As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its impairment test for goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. For 2023, management performed a qualitative assessment over all reporting units other than CAD Enterprises, which indicated there were no indicators of impairment. A quantitative impairment analysis was done for CAD Enterprises which concluded that goodwill and intangible assets were not impaired.

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

More specifically, in our 2022 qualitative assessment of CAD Enterprises, which has $7.3 million of goodwill, we noted a decline in revenue from $30.1 million in 2019 to $18.9 million in 2020, $18.3 million in 2021 and $15.5 million in 2022 and a decline in after-tax income margin from 5.8% in 2019 to -4.6% in 2020, -0.5% in 2021, and -3.4% in 2022 and thus determined to conduct a quantitative assessment of CAD Enterprises. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 12 percent, and thus no impairment existed at December 31, 2022. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. Our revenue growth rate for the 9-year period in the discounted cash flow model was 10.2% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the company’s largest customer, a new $7.5 million incremental purchase order with this customer, our previous revenue history including actual revenues of $30.1 million in 2019 before the onset of the COVID-19 pandemic, and a continued business rebound in the aerospace industry. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic.

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

In conducting our 2022 annual Goodwill impairment analysis, Goodwill for Global-Tek Manufacturing and Global-Tek Colorado at December 31, 2022 was $1.9 million. In our qualitative assessment of Global-Tek Manufacturing and Global-Tek Colorado, we noted a decline in revenue from $9.2 million in 2021 to $6.5 million in 2022 and a decline in after-tax income margin from 17.3% in 2021 to -3.3% in 2022 and thus determined to conduct a quantitative assessment of Global-Tek Manufacturing and Global-Tek Colorado. The quantitative assessment of Global-Tek Manufacturing and Global-Tek Colorado confirmed that the estimated fair value exceeded carrying value by 23.3%, and thus no impairment existed at December 31, 2022. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for Global-Tek Manufacturing and Global-Tek Colorado. The discount rate used to estimate fair value was 10% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for Global-Tek Manufacturing and Global-Tek Colorado. Our revenue growth rate for the 9-year period in the discounted cash flow model was 6.5% per year, which reflects management’s assessment of estimated future orders for Global-Tek Manufacturing and Global-Tek Colorado based on our previous revenue history including actual revenues of $9.2 million in 10 months of operations after the acquisition in 2021 before the untimely passing of the General Manager. The assumed terminal growth rate for Global-Tek Manufacturing and Global-Tek Colorado was 3% based on management’s assessment of long-term growth rates for the Aerospace and Defense industries. The after-tax income margins used to project future margins for the company were based on the historical margins for Global-Tek Manufacturing and Global-Tek Colorado prior to the untimely passing of the General Manager. In 2021, Global-Tek Manufacturing and Global-Tek Colorado earned an debt-free after-tax income margin of 16.4%. The discounted cash flow model used to estimate fair value assumes an after-tax income margin of 6.2% in 2027, or year 5 of the forecast period and expanding margins to 7.8% in the terminal year. This was based on management’s assessment of our ability to grow SG&A expenses at a slower rate than revenues as the company achieves more scale. Our estimates were based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.

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

Impact of Inflation

Inflationary economic conditions during the past few years have increased the Company’s costs (including labor) of producing its products. While many of the inflationary conditions have stabilized, inflationary economic conditions persist or worsen and may be impactful going forward. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also are significant elements of the Company’s production costs. Inflationary economic conditions have elevated these and personnel costs. If the Company is unable to continue mitigating cost increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, the Company's profitability may be adversely affected.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements made regarding the Company’s future results. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (b) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (c) actions that governments, businesses and individuals take in response to public health crises, including mandatory business closures and restrictions on onsite commercial interactions; (d) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; (e) adverse effects from evolving geopolitical conditions, such as the military conflicts in Ukraine and Israel; (f) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industries in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At the time of filing this Quarterly Report on Form 10-Q, there were no material legal proceedings pending or threatened against the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses shares repurchased by the Company during the quarter ended March 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1 to January 31, 2024	-	-	-	300,000
February 1 to February 29, 2024	-	-	-	300,000
March 1 to March 31, 2024	-	-	-	300,000
Total	-	-	-	300,000

(1)	On December 15, 2023, the Company announced a share repurchase program of up to 300,000 of the Company’s Class A and/or Class B common shares. Shares may be repurchased from time to time by the Company through open-market transactions, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. The authorization may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of shares. The authorization has no expiration date.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Agreement, dated January 3, 2024, by and among Heany Industries, LLC, Heany Industries, Inc. and the other parties named therein (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 8, 2024).
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of April 30, 2024, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)