Form 10-Q
period 2024-06-30
CRAWFORD UNITED Corp
filed 2024-07-31
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, 2,809,060 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,629,872	$1,647,175
Accounts receivable less allowance for doubtful accounts	27,001,826	19,671,833
Contract assets	2,952,642	4,822,347
Inventories less allowance for obsolete inventory	19,349,126	17,672,622
Investments	86,608	665,301
Refundable tax asset	1,055,560	-
Prepaid expenses and other current assets	1,538,310	1,303,780
Total Current Assets	53,613,944	45,783,058
Property, plant and equipment, net	23,090,384	14,686,190
Operating lease right of use asset, net	6,331,794	8,356,903
OTHER ASSETS:
Goodwill	17,371,451	16,453,049
Intangibles, net of accumulated amortization	9,690,103	8,252,600
Other non-current assets	94,798	107,798
Total Non-Current Other Assets	27,156,352	24,813,447
Total Assets	$110,192,474	$93,639,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – current	$850,185	$824,226
Bank debt – current	136,775	-
Operating lease liabilities – current	1,117,484	1,714,174
Accounts payable	11,943,418	11,168,308
Unearned revenue	6,231,001	5,596,706
Accrued income taxes	-	539,876
Accrued expenses	3,985,824	3,292,787
Total Current Liabilities	24,264,687	23,136,077
LONG-TERM LIABILITIES:
Notes payable	38,526	470,209
Bank debt	15,526,746	5,096,672
Operating lease liabilities – noncurrent	5,424,255	6,901,043
Deferred income taxes	310,250	310,250
Total Long-Term Liabilities	21,299,777	12,778,174
STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,870,107 issued at June 30, 2024 and 2,832,966 issued at December 31, 2023	9,753,576	8,878,986
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at June 30, 2024 and December 31, 2023	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,489,295)	(2,237,026)
Class A common shares – 61,047 treasury shares held at June 30, 2024 and 54,074 shares held at December 31, 2023
Class B common shares – 182,435 treasury shares held at June 30, 2024 and December 31, 2023
Retained earnings	54,156,306	47,875,964
Total Stockholders' Equity	64,628,010	57,725,347
Total Liabilities and Stockholders' Equity	$110,192,474	$93,639,598

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Total Sales	$37,636,088	$36,933,015	$76,075,727	$76,417,371
Cost of Sales	27,224,773	26,458,137	55,419,379	55,425,942
Gross Profit	10,411,315	10,474,878	20,656,348	20,991,429

Operating Expenses:
Selling, general and administrative expenses	5,295,134	5,322,514	10,966,077	10,719,797
Operating Income	5,116,181	5,152,364	9,690,271	10,271,632

Other (Income) and Expenses:
Interest charges	304,057	366,101	541,898	735,904
Loss (gain) on investments	261,389	(177,515)	379,466	(118,482)
Other (income) expense, net	(5,557)	(345,968)	66,706	(344,971)
Total Other Expenses and (Income)	559,889	(157,382)	988,070	272,451
Income before Provision for Income Taxes	4,556,292	5,309,746	8,702,201	9,999,181

Income tax expense	1,272,836	1,458,404	2,421,860	2,756,366
Net Income	$3,283,456	$3,851,342	$6,280,341	$7,242,815

Net Income Per Common Share - Basic	$0.93	$1.10	$1.78	$2.07

Net Income Per Common Share - Diluted	$0.92	$1.09	$1.77	$2.07

Weighted Average Shares of Common Stock Outstanding
Basic	3,540,656	3,507,108	3,536,834	3,504,978
Diluted	3,552,513	3,518,386	3,545,473	3,507,286

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended June 30, 2024 and 2023

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at March 31, 2024	$9,491,340	$1,465,522	$1,741,901	$(2,489,295)	$50,872,849	$61,082,317
Share-based compensation expense	232,225	-	-	-	-	232,225
Stock issuance (see note 6)	30,011	-	-	-	-	30,011
Net Income	-	-	-	-	3,283,456	3,283,456
Balance at June 30, 2024	$9,753,576	$1,465,522	$1,741,901	$(2,489,295)	$54,156,306	$64,628,010

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2024	2,869,366	914,283	61,047	182,435	2,808,319	731,848
Stock issuance (see note 6)	741	-	-	-	741	-
Balance at June 30, 2024	2,870,107	914,283	61,047	182,435	2,809,060	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at March 31, 2023	$7,844,228	$1,465,522	$1,741,901	$(2,196,437)	$37,972,643	$46,827,857
Share-based compensation expense	436,123	-	-	-	-	436,123
Stock issuance (see note 6)	150,000	-	-	-	-	150,000
Share repurchase	-	-	-	(40,590)	-	(40,590)
Net Income	-	-	-	-	3,851,342	3,851,342
Balance at June 30, 2023	$8,430,351	$1,465,522	$1,741,901	$(2,237,027)	$41,823,985	$51,224,732

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2023	2,826,149	914,283	52,274	182,435	2,773,875	731,848
Stock issuance (see note 6)	7,317	-	-	-	7,317	-
Stock forfeit	(500)	-	-	-	(500)	-
Share repurchase	-	-	1,800	-	(1,800)	-
Balance at June 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Six Months Ended June 30, 2024 and 2023

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347
Share-based compensation expense	844,579	-	-	-	-	844,579
Stock issuance (see note 6)	30,011	-	-	-	-	30,011
Share repurchase	-	-	-	(252,269)	-	(252,269)
Net Income	-	-	-	-	6,280,341	6,280,341
Balance at June 30, 2024	$9,753,576	$1,465,522	$1,741,901	$(2,489,295)	$54,156,306	$64,628,010

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Stock awards issued to directors and officers	36,400	-	-	-	36,400	-
Stock issuance (see note 6)	741	-	-	-	741	-
Share repurchase	-	-	6,973	-	(6,973)	-
Balance at June 30, 2024	2,870,107	914,283	61,047	182,435	2,809,060	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL
Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Share-based compensation expense	928,788	-	-	-	-	928,788
Stock issuance (see note 6)	150,000	-	-	-	-	150,000
Share repurchase	-	-	-	(111,775)	-	(111,775)
Net Income	-	-	-	-	7,242,815	7,242,815
Balance at June 30, 2023	$8,430,351	$1,465,522	$1,741,901	$(2,237,027)	$41,823,985	$51,224,732

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B
Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock awards issued to directors and officers	34,700	-	-	-	34,700	-
Stock issuance (see note 6)	7,317	-	-	-	7,317	-
Stock forfeit	(500)	-	-	-	(500)	-
Share repurchase	-	-	6,662	-	(6,662)	-
Balance at June 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$6,280,341	$7,242,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,022,185	2,024,296
Loss (Gain) on investments in equity securities	379,466	(118,482)
Amortization of right of use assets	781,352	792,382
Loss on disposal of assets	-	59,071
Share-based compensation expense	844,579	928,788
Changes in assets and liabilities:
Accounts receivable	(6,789,816)	697,128
Inventories	(896,158)	(987,162)
Contract assets	1,869,705	(125,609)
Prepaid expenses & other assets	(155,283)	470,831
Right of use assets	1,294,087	(457,317)
Other noncurrent assets	13,000	240,471
Accounts payable	715,063	(1,251,066)
Lease liabilities	(2,073,478)	(327,772)
Accrued Income Taxes	(1,595,436)	(1,016,541)
Other current liabilities	682,609	657,210
Unearned revenue	634,295	(606,775)
Total adjustments	(2,273,830)	979,453
Net Cash Provided by Operating Activities	4,006,511	8,222,268
Cash Flows from Investing Activities
Cash paid for business acquisitions, net	(6,549,750)	-
Proceeds from sale of property, plant and equipment	72,000	-
Sale of investments	199,228	-
Capital expenditures	(1,768,093)	(866,127)
Net Cash (Used in) Investing Activities	(8,046,615)	(866,127)
Cash Flows from Financing Activities
Payments on notes	(405,724)	(1,447,315)
Payments on bank debt	(6,530,286)	(9,304,931)
Borrowings on bank debt	11,288,476	5,545,035
Payments for debt issue costs	(77,396)	-
Share repurchase	(252,269)	(111,775)
Net Cash Provided by (Used in) Financing Activities	4,022,801	(5,318,986)
Net Increase in cash and cash equivalents	(17,303)	2,037,155
Cash and cash equivalents at beginning of period	1,647,175	1,247,627
Cash and cash equivalents at end of period	$1,629,872	$3,284,782
Supplemental disclosures of cash flow information
Interest Paid	$512,869	$742,808
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$107,870	$457,808
Purchase accounting adjustment to Goodwill for a change in inventory	$-	$147,591
Purchase accounting adjustment to Goodwill for a change in fixed assets	$-	$73,520
Assumption of debt for purchase of real-estate	$5,869,250	$-
Issuance of Class A common shares for capital expenditures	$30,011	$150,000

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

During the six-month period ended  June 30, 2024 there have been no changes to the Company's significant accounting policies.

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

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $27,001,826, $19,671,833, and $21,884,807 at June 30, 2024,  December 31, 2023  and December 31, 2022, respectively.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The reserve for doubtful accounts was $90,444, $105,223, and $143,631 at June 30, 2024,  December 31, 2023, and December 31, 2022, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	June 30,	December 31,
	2024	2023
Raw materials and component parts	$4,017,732	$3,989,444
Work-in-process	5,658,284	4,514,263
Finished products	10,724,292	9,846,694
Total inventory	$20,400,308	$18,350,401
Less: inventory reserves	1,051,182	677,779
Net inventory	$19,349,126	$17,672,622

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

There were no impairment indicators identified during the six-month periods ended June 30, 2024 or June 30, 2023.

Goodwill increased by $0.9 million from $16.5 million at  December 31, 2023 to $17.4 million at  June 30, 2024. The increase in Goodwill was driven by an addition of $0.9 million in the Industrial and Transportation Products segment related to the acquisition of Heany Industries, LLC. Goodwill increased by $0.2 million from $16.2 million at  December 31, 2022 to $16.5 million at December 31, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill, recorded in the second quarter of 2023, for Knitting Machinery Company of America (KMC).

Goodwill by reportable segment is as follows:

	June 30,	December 31,
	2024	2023
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$15,974,793	$15,753,682
Acquisitions	918,402	-
Adjustments	-	221,111
Ending Balance	$16,893,195	$15,974,793

Total Company:
Beginning Balance	$16,453,049	$16,231,938
Acquisitions	918,402	-
Adjustments	-	221,111
Ending Balance	$17,371,451	$16,453,049

The Company's intangible assets have primarily been generated via acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets consist of the following:

	June 30,	December 31,
	2024	2023
Customer list intangibles	$11,367,000	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,554,074	4,466,899
Total intangible assets	16,121,074	13,982,899
Less: accumulated amortization	6,430,971	5,730,299
Intangible assets, net	$9,690,103	$8,252,600

Amortization of intangible assets was $350,336 and $315,302 for the three months ended June 30, 2024 and 2023, respectively and $700,672 and $630,605 for the six months ended June 30, 2024 and 2023, respectively.

Intangible amortization for the remainder of 2024 and the next four years is expected to be as follows:

Amortization in future periods
Remainder of 2024	$700,672
2025	1,401,343
2026	1,073,479
2027	957,432
2028	899,250

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	June 30,	December 31,
	2024	2023
Land	$1,521,700	$231,034
Buildings and improvements	10,334,297	3,760,203
Machinery & equipment	26,568,903	24,851,703
Total property, plant & equipment	38,424,900	28,842,940
Less: accumulated depreciation	15,334,516	14,156,750
Property plant & equipment, net	$23,090,384	$14,686,190

During the second quarter of 2024, the Company issued 741 Class A Common Shares, valued at $30,011, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. During the second quarter of 2023, the Company issued 7,317 Class A Common Shares, valued at $150,000, to Air Power Dynamics, LLC in an arms-length exchange for a different aerospace tooling machine. Air Power Dynamics, LLC is controlled by Ambassador Edward Crawford, who is the chairman of the Company's board.

During the first quarter of 2024, the Company acquired Heany Industries, which included property, plant and equipment valued at $2.2 million. During the second quarter of 2024, the Company exercised a purchase option for the building and land that CAD Enterprises operates out of for $6.9 million, which was financed as described in the bank debt footnote (Note 8).

Depreciation expense was $624,750 and $774,162 for the three months ended June 30, 2024 and 2023, respectively and $1,304,708 and $1,370,484 for the six months ended June 30, 2024 and 2023, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are valued based on quoted stock prices in active markets, thus Level 1 in the fair value hierarchy.

As of June 30, 2024, the Company held common stock of a single company, publicly traded on the New York Stock Exchange, with a fair value of $86,608. All changes in fair value are recognized in net income at the end of each reporting period. At December 31, 2023, the fair value was $665,301. The decrease during the six months ended June 30, 2024 was a result of a decline in share price as well as the Company selling shares for proceeds of $199,228.

As of June 30, 2023, the fair value was $776,453. At December 31, 2022, the fair value was $657,971. The increase during the six months ended June 30, 2023 was exclusively a result of an increase in share price. No shares were purchased or sold in 2023.

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

On May 16, 2024, North 52nd Properties LLC (the “Purchaser”), a subsidiary of Crawford United Corporation (the “Company”), purchased certain real property located in Phoenix, Arizona (the “Real Property”) for $6.9 million (the “Purchase Price”) from Loudermilk, Inc. and its affiliate. The Real Property is utilized by the Company’s subsidiary, CAD Enterprises, Inc. (“CAD”), and was previously leased by CAD. The Company exercised its option to purchase the Real Property, which was independently appraised at a value substantially in excess of the Purchase Price. The purchase of the Real Property was financed with a loan of approximately $5.9 million by MidFirst Bank (the “Lender”) to the Purchaser made pursuant to a Loan Agreement dated  May 16, 2024 by and between the Purchaser and the Lender (the “Loan Agreement”). The loan is secured by the Real Property and guaranteed by the Company and CAD, accrues interest at an annual rate of 7.14%, and is payable in monthly installments until the May 16, 2034 maturity date. The Loan Agreement provides for customary covenants and events of default, including covenants which require the Company to maintain a fixed charge coverage ratio of not less than 1.2x and a tangible net worth of not less than $10 million, each as of the end of any fiscal year. If the loan is repaid within the next five years, it may be subject to a prepayment premium as further described in the Loan Agreement. The Company entered into an eighth amendment to the Credit Agreement on May 16, 2024, which adopted amendments necessary to permit the purchase of the Real Property and the financing of the purchase pursuant to the Loan Agreement.

Bank debt balances consist of the following:

	June 30,	December 31,
	2024	2023
Term debt	$5,858,964	$-
Revolving debt	9,880,664	5,112,187
Total Bank debt	15,739,628	5,112,187
Less: current portion	136,775	-
Non-current bank debt	15,602,853	5,112,187
Less: unamortized debt costs	76,107	15,515
Net non-current bank debt	$15,526,746	$5,096,672

The Company had $20.1 million and $24.9 million available to borrow on the revolving credit facility at June 30, 2024 and  December 31, 2023, respectively. The increase in borrowings on the revolving credit facility during the period ended June 30, 2024 is related to the acquisition of Heany Industries for $6.6 million.

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

Notes payable consists of the following:

	June 30,	December 31,
	2024	2023
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021 and maturing on October 15, 2025	$888,711	$1,294,435
Total notes payable	888,711	1,294,435
Less current portion	850,185	824,226
Notes payable – non-current portion	$38,526	$470,209

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of under one year to 11 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	June 30,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets, net	$6,331,794	$8,356,903

Operating lease liabilities – current	1,117,484	1,714,174
Operating lease liabilities – noncurrent	5,424,255	6,901,043
Total operating lease liabilities	$6,541,739	$8,615,217
Weighted Average Remaining Lease Term
Operating Leases (in years)	8.2	7.1
Weighted Average Discount Rate
Operating Leases	5%	5%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2024	2023	2024	2023

Earnings Per Share - Basic
Net Income	$3,283,456	$3,851,342	$6,280,341	$7,242,815
Weighted average shares of common stock outstanding - Basic	3,540,656	3,507,108	3,536,834	3,504,978
Earnings Per Share - Basic	$0.93	$1.10	$1.78	$2.07

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,540,656	3,507,108	3,536,834	3,504,978
Unvested Restricted Stock Awards	11,857	11,278	8,639	2,308
Weighted average shares of common stock - Diluted	3,552,513	3,518,386	3,545,473	3,507,286
Earnings Per Share - Diluted	$0.92	$1.09	$1.77	$2.07

12. ACQUISITIONS

Heany Industries, LLC

Effective January 2, 2024, Heany Industries, LLC ("Heany"), a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of Heany Industries, Inc, a New York corporation and specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded its offerings and diversified its customer base. The purchase price, subject to customary post-closing adjustments was $6.6 million of cash and inclusive of the real estate on which Heany operates. The Company expects to finalize the purchase price allocation within the allowable measurement period.

Total Consideration	$6,550,000

Cash	$250
Accounts Receivable	540,177
Inventory	780,346
Fixed Assets	2,234,200
Prepaid and Other Assets	79,247
Intangible Assets: Customer List & Trademarks	2,102,000
Goodwill	918,402
Total Assets Acquired	$6,654,622

Accounts Payable	$60,047
Deferred Revenue	44,575
Total Liabilities Assumed	104,622
Total Fair Value	$6,550,000

Acquisition transaction costs incurred were:	$226,181

Goodwill has an assigned value of $0.9 million and represents the expected synergies generated by combining the operations of Heany and the Company. The Company has been a long-time customer of Heany and the acquisition allows for a strengthening of the supply chain. The acquired customer relationships have an assigned intangible asset value of $2.05 million, which was determined using an income approach. The residual intangible asset value relates to trademarks.

Sales and Net Income for the Acquired Companies

Sales and net income information for Heany since the respective acquisition date for the six months ended June 30, 2024 and 2023 are provided below.

	Six Months ended		Six Months ended
	June 30, 2024		June 30, 2023
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$2,911,318	$117,097	$-	$-
Subtotal Acquired Companies	$2,911,318	$117,097	$-	$-

All Other Companies	73,164,409	6,163,244	76,417,371	7,242,815
Total	$76,075,727	$6,280,341	$76,417,371	$7,242,815

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

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment engage in business activities from which they recognize revenues and incur expenses, including revenue and expenses relating to transactions with other components of the Company, which are eliminated in consolidation. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by our chief operating decision maker, the chief executive officer, and is considered in making decisions about resources to be allocated to the segment in assessing its performance. Financial information for both segments is available in internal financial statements that are prepared on a monthly basis.

Commercial Air Handling Equipment:

The Commercial Air Handling Equipment segment was added  June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education and pharmaceutical markets in the United States. This segment also sells to select international markets. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site.

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added  July 1, 2016, when the Company purchased the assets of Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on  July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions. Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels. CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, and TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on  January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective  April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on  January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on  March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on  July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles. The company purchased substantially all of the assets of Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), in Davie, Florida on  January 10, 2022. Reverso Pumps develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems.

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

The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 50-10-22 and include consideration of the type of products or services delivered, the customers and end markets served, the appliable revenue recognition methodology and the length of time it takes to deliver products or services to customers. The Commercial Air Handling Equipment segment was identified as a reportable segment consisting of Air Enterprises, because Air Enterprises is strategically and operationally different from our other companies in several ways. First, Air Enterprises sells equipment to end customers and our other businesses that fall into the Industrial and Transportation Products segment sell products and components to end customers, not equipment. Second, the Commercial Air Handling Equipment segment delivers custom air handling solutions to customers which is different than the Industrial and Transportation Products segment which delivers manufactured metal, silicone, hydraulic and marine hoses, complex engineered components, highly engineered forgings, highly engineered and machined parts and data analytic technology applications. Third, the Commercial Air Handling Equipment segment serves customers primarily in the health care and education end markets while the Industrial and Transportation Products segment delivers products to customers in the heavy-duty truck manufacturing, agricultural, industrial, petrochemical, aerospace, defense, industrial gas turbine, medical prosthetics, alternative energy and emergency vehicle end markets. Fourth, the Commercial Air Handling Equipment segment recognizes revenue primarily over time while the Industrial and Transportation Products segment recognizes revenue primarily at a point in time. Fifth, the Commercial Air Handling Equipment segment manufactures custom air handling solutions for customers over a period of three to twenty-four months from the time the order is received to the time the air handling solution is delivered to the end customer as compared to the Industrial and Transportation Products segment which sells and delivers products to customers much more quickly, often within 30 days or less. For the reasons previously mentioned, Air Enterprises is strategically and operationally different than the other businesses owned by the Company and management finds it useful to include this business in the Commercial Air Handling Segment which is separate and distinct from all of our other businesses that reside in the Industrial and Transportation Products segment.

Corporate costs not allocated to the segments:

Corporate costs not directly attributable to a segment are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales summary by segment
Commercial Air Handling	$16,431,398	$14,860,001	$33,409,842	$30,911,194
Industrial and Transportation Products	21,204,690	22,073,014	42,665,885	45,506,177
Total Sales	37,636,088	36,933,015	76,075,727	76,417,371

Gross profit summary by segment
Commercial Air Handling	5,701,513	5,029,777	11,333,608	9,469,684
Industrial and Transportation Products	4,709,802	5,445,101	9,322,740	11,521,745
Total Gross Profit	10,411,315	10,474,878	20,656,348	20,991,429

Segment operating profit
Commercial Air Handling	4,672,034	3,987,554	9,220,835	7,402,749
Industrial and Transportation Products	1,592,294	2,605,748	3,167,408	5,796,850
Total Segment Operating Profit	6,264,328	6,593,302	12,388,243	13,199,599

Corporate charges not allocated to segments	1,148,147	1,440,938	2,697,972	2,927,967
Operating Income	5,116,181	5,152,364	9,690,271	10,271,632

Interest charges	304,057	366,101	541,898	735,904
Loss (gain) on investments	261,389	(177,515)	379,466	(118,482)
Other (income) expense, net	(5,557)	(345,968)	66,706	(344,971)
Income before Provision for Income Taxes	$4,556,292	$5,309,746	$8,702,201	$9,999,181

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2024 and December 31, 2023, results of operations for the three and six month periods ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Items Affecting the Comparability of our Financial Results

The Company purchased substantially all of the operating assets of Heany Industries, Inc ("Heany") located in Scottsville, New York on January 2, 2024.

Accordingly, in light of the timing of this transaction, the Company’s results for the three and six month periods ended June 30, 2024 include the results of Heany in the Industrial and Transportation Products segment. Conversely, our results for the three and six month periods ended June 30, 2023 do not include Heany.

Results of Operations – Three Months Ended June 30, 2024 and 2023

Sales for the quarter ended June 30, 2024 (“current quarter”) increased to $37.6 million, a modest increase of $0.7 million or 1.9% from sales of $36.9 million during the same quarter of the prior year. The increase in sales for the quarter ended June 30, 2024 was primarily driven by an increase in volume in the Company's Commercial Air Handling Segment offset by a decrease in volume in the Company's Industrial and Transportation Product Segment. The overall increase in volume can be attributed to the increased demand for air handling units, being offset by the macroeconomic trend of decreased demand within the boating market. Further insights into the performance of each segment are provided in the detailed discussions that follow.

    Cost of sales for the current quarter were $27.2 million compared to $26.5 million for the same quarter of the prior year, a slight increase of $0.8 or 2.9%, which is attributable to the increase in sales. Gross margin of 27.7% in the current quarter remained materially consistent with 28.4% in the same quarter of the prior year. However, the slight decrease can mainly be attributed to inflationary labor cost as well as a decrease in sales in our Industrial and Transportation Products Segment leading to the less efficient absorption of fixed cost.

Selling, general and administrative expenses (SG&A) in the current quarter were $5.3 million, compared to $5.3 million, in the same quarter of last year. Selling, general and administrative expenses were decreased as a percentage of sales, while costs remained flat, due primarily to expense management efforts and the increased sales amount for the current quarter compared to the same quarter of last year.

Interest charges in the current quarter were $0.3 million compared to $0.4 million in the same quarter of the prior year. Average total debt outstanding has decreased leading to a decrease in interest expense. Average total debt (including notes) and average interest rates for the current quarter were $15.8 million and 7.1%, respectively, compared to $20.4 million and 6.8%, respectively, in the same period of last year.

The loss on investment in the current quarter of $0.3 million and the gain on investment in the prior year quarter of $0.2 million is attributed to market price change impacting the Company's investment in another public company.

The Company recognized an immaterial amount of other expense in the current quarter compared to other income of $0.3 million in the prior year current quarter, resulting from incentives that Global-Tek received from the government of Puerto Rico in the second quarter of 2023 that did not occur in the second quarter of 2024.

Income tax expense in the current quarter was $1.3 million compared to $1.5 million in the same quarter of the prior year. Tax expense is lower compared to the same quarter of the prior year primarily because of lower pre-tax income.

Net income in the current quarter was $3.3 million, or $0.92 per diluted share, as compared to net income of $3.9 million, or $1.09 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended June 30, 2024 increased to $16.4 million, an increase of approximately $1.6 million, or 10.6%, from sales of $14.9 million during the same period of the prior year. The consistent growth in reported sales in this segment highlights our sustained momentum in meeting the rising demand for clean air solutions.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $4.7 million, or 28.4%, compared to $4.0 million, or 26.8% in the same quarter of the prior year, an increase of $0.7 million or 160 basis points. This enhancement in segment operating profit and margin can be attributed to the expanded revenue base, which facilitates more efficient absorption of fixed costs. Another supporting factor of the improved margins has been the continued implementation of various efficiency and continuous improvement initiatives within our manufacturing processes. These strategic measures have effectively optimized operations and bolstered profitability. The segment's Selling, General, and Administrative (SG&A) costs have remained consistent compared to the prior year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended June 30, 2024 decreased to $21.2 million, a decrease of approximately $0.9 million, or 3.9%, from sales of $22.1 million during the same period of the prior year. The decrease in the current period was primarily the result of decreased demand in the marine products and industrial hose businesses of approximately $2.3 million, being partially offset by sales from our acquisition of Heany Industries of approximately $1.4 million.  By design, this segment is diversified and operates across several industries. The decrease in marine sales volume can be attributed to the cyclical nature of recreational boating demand whereby there was a pandemic-driven surge in demand lasting through the second quarter of 2023.

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $1.6 million, or 7.5%, compared to $2.6 million, or 11.8%, in the same quarter of the prior year, a decrease of $1.0 million or 430 basis points. As sales have decreased and many of the underlying expenses are fixed in the short-term, our ability to absorb fixed cost has been negatively impacted. In response, we have implemented several strategic initiatives aimed at mitigating the effects on our gross margin. These include optimizing our production processes to enhance efficiency and reduce costs, renegotiating supplier contracts to secure more favorable terms, and intensifying our focus on inventory management to minimize excess inventory. The segment's Selling, General, and Administrative (SG&A) costs have risen compared to the prior year quarter as we have strategically increased our investment in talent to support growth.

Results of Operations – Six Months Ended June 30, 2024 and 2023

Sales for the six months ended June 30, 2024 (“current year-to-date period”) decreased to $76.1 million, a modest decrease of $0.3 million or 0.4% from sales of $76.4 million during the same year-to-date period of the prior year. The decrease in sales for the six months ended June 30, 2024 was primarily driven by a decrease in volume in the Company's Industrial and Transportation Product Segment partially offset by an increase in volume in the Company's Commercial Air Handling Segment. The overall decrease in volume can be attributed to the macroeconomic trend of decreased demand within the boating market being partially offset by an increased demand for air handling units. Further insights into the performance of each segment are provided in the detailed discussions that follow.

    Cost of sales for the six months ended June 30, 2024 remained flat at $55.4 million compared to $55.4 million for the same year-to-date period of the prior year.  Gross margin of 27.2% in the current year-to-date period remained materially consistent with 27.5% in the same year-to-date period of the prior year. However, the slight decrease can predominantly be attributed to inflationary labor cost as well as a decrease in sales in our Industrial and Transportation Products Segment leading to the less efficient absorption of fixed cost.

Selling, general and administrative expenses (SG&A) in the current year-to-date period were $11.0 million, compared to $10.7 million, in the same year-to-date period of last year. Selling, General, and Administrative (SG&A) costs have risen compared to the prior year period as we have strategically increased our investment in talent to support growth.

Interest charges in the current year-to-date period were $0.5 million compared to $0.7 million in the same year-to-date period of the prior year. Average total debt outstanding has decreased leading to a decrease in interest expense. Average total debt (including notes) and average interest rates for the current year-to-date period were $14.1 million and 7.1%, respectively, compared to $21.4 million and 6.6%, respectively, in the same period of last year.

The loss on investment in the current year-to-date period of $0.4 million and the gain on investment in the prior year-to-date period of $0.1 million is attributed to market price change impacting the Company's investment in another public company.

The Company recognized other (income) expense, net of $0.1 million in the current year-to-date period, resulting from fees related to the purchase of Heany Industries, Inc. The Company had $0.3 million of other income (expense), net for the same year-to-date period of the prior year, resulting from incentives that Global-Tek received from the government of Puerto Rico that did not occur in the current year-to-date period.

Income tax expense in the current year-to-date period was $2.4 million compared to $2.8 million in the same year-to-date period of the prior year. Tax expense is lower compared to the same year-to-date period of the prior year primarily because of lower pre-tax income.

Net income in the current year-to-date period was $6.3 million, or $1.77 per diluted share, as compared to net income of $7.2 million, or $2.07 per diluted share, for the same year-to-date period of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the six months ended June 30, 2024 increased to $33.4 million, an increase of approximately $2.5 million, or 8.1%, from sales of $30.9 million during the same period of the prior year. The consistent growth in reported sales in this segment highlights our sustained momentum in meeting the rising demand for clean air solutions.

Segment operating profit in the Commercial Air Handling Equipment segment for the current year-to-date period was $9.2 million, or 27.6% compared to $7.4 million, or 23.9% in the same year-to-date period of the prior year, an increase of  $1.8 million or 370 basis points. This enhancement in segment operating profit and margin can be attributed to the expanded revenue base, which facilitates more efficient absorption of fixed costs. Another supporting factor of the improved margins has been the continued implementation of various efficiency and continuous improvement initiatives within our manufacturing processes. These strategic measures have effectively optimized operations and bolstered profitability. The segment's Selling, General, and Administrative (SG&A) costs have remained consistent compared to the prior year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the six months ended June 30, 2024 decreased to $42.7 million, a decrease of approximately $2.8 million, or 6.2%, from sales of $45.5 million during the same period of the prior year. The decrease in the current period was primarily the result of decreased demand in the marine products and industrial hose businesses of approximately $5.7 million, being partially offset by sales from our acquisition of Heany Industries of approximately $2.9 million. By design, this segment is diversified and operates across several industries. The decrease in marine sales volume can be attributed to the cyclical nature of recreational boating demand whereby there was a pandemic-driven surge in demand lasting through the second quarter of 2023.

Segment operating profit in the Industrial and Transportation Products segment for the current year-to-date period was $3.2 million, or 7.4%, compared to $5.8 million, or 12.7%, in the same period of the prior year, a decrease of $2.6 million or 530 basis points. As sales have decreased and many of the underlying expenses are fixed in the short-term, our ability to absorb fixed cost has been negatively impacted. In response, we have implemented several strategic initiatives aimed at mitigating the effects on our gross margin. These include optimizing our production processes to enhance efficiency and reduce costs and renegotiating supplier contracts to secure more favorable terms. The segment's Selling, General, and Administrative (SG&A) costs have risen compared to the prior year period as we have strategically increased our investment in talent to support growth.

Liquidity and Capital Resources

The Company’s credit agreement, by and between the Company and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At June 30, 2024, there was approximately $20.1 million of borrowing availability, which has decreased in the year-to-date period as the Company used borrowed cash to fund the acquisition of Heany Industries, Inc.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2024, compared to $8.2 million net cash provided by operating activities for the prior year period. The decrease in cash flow from operations can be attributed to several factors. Firstly, the reduction in net income of $1.0 million for the six months ended June 30, 2024, compared to the same period of the prior year. Secondly, the increase in accounts receivable and decrease in contract assets of $6.8 and $1.9 million, respectively, which is directly attributable to the timing of billings and collections on large projects in the commercial air handling segment during the six months ended June 30, 2024, compared to a decrease of $0.7 million and an increase of $0.1 million on accounts receivable and contract assets, respectively in the prior year period. Thirdly, offsetting the increase in accounts receivable was an increase of $0.7 million in accounts payable during the six months ended June 30, 2024 compared to a decrease of $1.3 million in the prior year period which is a result of strict oversight of disbursement timing to align with collections. Finally, also a function of cyclicality during the year, the Company experienced an inventory increase in the current period of $0.9 million compared to an increase of $1.0 million in the prior year period.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2024 was $8.0 million, compared to cash used in investing activities of $0.9 million in the prior year period. Cash used in investing activities for the period ended June 30, 2024 was primarily for the acquisition of Heany Industries, Inc, the purchase of the property in Phoenix in which CAD operates, and routine capital expenditures. Cash used in investing activities for the period ended June 30, 2023 was for capital expenditures in the normal course of business.

Financing Activities. Cash provided by financing activities was approximately $4.0 million for the six months ended June 30, 2024, compared to cash used in financing activities of $5.3 million in the same period last year. During the current period the Company borrowed on its revolving credit facility to fund the acquisition noted above. In the prior year period the Company had utilized cash flow from operations to pay down debt.

The Company is actively managing its business to generate cash flow. We believe that cash and availability on our revolving credit facility to be sufficient to fund working capital needs and service principal and interest payments due related to the bank debt and notes payable for at least the next 12 months. Based on a combination of sustained profitability and significant borrowing capacity, the Company believes it is well positioned to support ongoing operations as well as growth initiatives. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, lost customers, regulatory issues, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. See Notes 8 and 9 to the consolidated financial statements for further information on the Company's total debt.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At June 30, 2024, the Company had secured performance and payment bonds in the amount of $6.0 million as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

During 2023, revenue at CAD Enterprises increased from $15.5 million in 2022 to $20.9 million. The revenue growth was 35% and was consistent with the quantitative modeling done in 2022. However despite the strong revenue growth, CAD did not meet the profitability projections used in the prior year's quantitative goodwill analysis. Accordingly, we noted a triggering event and completed a Step 1 quantitative analysis as of December 31, 2023. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 35 percent, and thus no impairment existed at December 31, 2023. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 15% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. The increase from the prior year reflects the incremental company specific risks related to the missed profitability projections in 2023. Our revenue growth rate for the 7-year period in the discounted cash flow model was 7.7% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the company’s largest customer, inclusive of an expected increase in volume, our previous revenue history including actual revenues exceeding $30 million prior to the recent inflationary environment, and growth in the aerospace industry stemming from post-pandemic travel rebound, geopolitical conflicts and private space exploration. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the company reflect that most of CAD's non-material costs are fixed, and as revenue grows, much of the growth will fall-through to the bottom line.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities. On May 2, 2024, Komtek Forge LLC, a wholly-owned subsidiary of the Company, acquired certain equipment from Air Power Dynamics, LLC, in exchange for the issuance by the Company on behalf of CAD of a total of 741 of its Class A common shares (the “Shares”) at an implied price of $40.50 per share to Air Power Dynamics. The Shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder. The recipient of the Shares is an “accredited investor” as that term is defined in Regulation D under the Securities Act. The Shares issued have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

Repurchases. The following table discloses shares repurchased by the Company during the quarter ended June 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1 to April 30, 2024	-	-	-	300,000
May 1 to May 31, 2024	-	-	-	300,000
June 1 to June 30, 2024	-	-	-	300,000
Total	-	-	-	300,000

(1)	On December 15, 2023, the Company announced a share repurchase program of up to 300,000 of the Company’s Class A and/or Class B common shares. Shares may be repurchased from time to time by the Company through open-market transactions, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. The authorization may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of shares. The authorization has no expiration date.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Loan Agreement, dated May 16, 2024, by and between North 52nd Properties, LLC and MidFirst Bank (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2024).
10.2	Eighth Amendment to Credit Agreement, dated May 16, 2024
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of July 31, 2024, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)