Form 10-Q
period 2024-09-30
CRAWFORD UNITED Corp
filed 2024-11-06
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, 2,807,548 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,996,411	$1,647,175
Accounts receivable less allowance for doubtful accounts	24,841,261	19,671,833
Contract assets	3,592,502	4,822,347
Inventories less allowance for obsolete inventory	18,316,060	17,672,622
Investments	-	665,301
Refundable tax asset	364,456	-
Prepaid expenses and other current assets	1,210,162	1,303,780
Total Current Assets	50,320,852	45,783,058
Property, plant and equipment, net	24,623,835	14,686,190
Operating lease right of use asset, net	7,230,196	8,356,903
Other Assets:
Goodwill	17,449,000	16,453,049
Intangibles, net of accumulated amortization	10,754,338	8,252,600
Other non-current assets	94,798	107,798
Total Non-Current Other Assets	28,298,136	24,813,447
Total Assets	$110,473,019	$93,639,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable – current	$642,556	$824,226
Bank debt – current	139,287	-
Operating lease liabilities – current	1,384,760	1,714,174
Accounts payable	12,103,480	11,168,308
Unearned revenue	6,238,391	5,596,706
Accrued income taxes	-	539,876
Accrued expenses	3,988,193	3,292,787
Total Current Liabilities	24,496,667	23,136,077
Long-Term Liabilities:
Notes payable	38,526	470,209
Bank debt	11,397,889	5,096,672
Operating lease liabilities – noncurrent	6,053,220	6,901,043
Deferred income taxes	310,250	310,250
Total Long-Term Liabilities	17,799,885	12,778,174
Stockholders' Equity:
Class A common shares - 10,000,000 shares authorized, 2,870,107 issued at September 30, 2024 and 2,832,966 issued at December 31, 2023	9,985,801	8,878,986
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at September 30, 2024 and December 31, 2023	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,542,273)	(2,237,026)
Class A common shares – 62,375 treasury shares held at September 30, 2024 and 54,074 shares held at December 31, 2023
Class B common shares – 182,435 treasury shares held at September 30, 2024 and December 31, 2023
Retained earnings	57,525,516	47,875,964
Total Stockholders' Equity	68,176,467	57,725,347
Total Liabilities and Stockholders' Equity	$110,473,019	$93,639,598

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Total Sales	$36,736,228	$33,641,513	$112,811,955	$110,058,884
Cost of Sales	26,048,576	24,732,181	81,467,956	80,158,123
Gross Profit	10,687,652	8,909,332	31,343,999	29,900,761

Operating Expenses:
Selling, general and administrative expenses	5,429,209	4,612,364	16,395,286	15,332,161
Operating Income	5,258,443	4,296,968	14,948,713	14,568,600

Other Expenses and (Income):
Interest charges	262,130	294,825	804,028	1,030,729
(Gain) loss on investments	(12,059)	135,522	367,407	17,040
Other expense (income), net	303,013	(599)	369,718	(345,569)
Total Other Expenses and (Income)	553,084	429,748	1,541,153	702,200
Income before Provision for Income Taxes	4,705,359	3,867,220	13,407,560	13,866,400

Income tax expense	1,336,148	1,052,484	3,758,008	3,808,850
Net Income	$3,369,211	$2,814,736	$9,649,552	$10,057,550

Net Income Per Common Share - Basic	$0.95	$0.80	$2.73	$2.87

Net Income Per Common Share - Diluted	$0.95	$0.80	$2.72	$2.86

Weighted Average Shares of Common Stock Outstanding
Basic	3,540,746	3,510,740	3,538,148	3,506,920
Diluted	3,557,881	3,536,697	3,549,552	3,519,672

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended September 30, 2024 and 2023

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2024	$9,753,576	$1,465,522	$1,741,901	$(2,489,295)	$54,156,306	$64,628,010
Share-based compensation expense	232,225	-	-	-	-	232,225
Share repurchase	-	-	-	(52,979)	-	(52,979)
Net Income	-	-	-	-	3,369,211	3,369,211
Balance at September 30, 2024	$9,985,801	$1,465,522	$1,741,901	$(2,542,273)	$57,525,516	$68,176,467

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2024	2,870,107	914,283	61,047	182,435	2,809,060	731,848
Share repurchase	-	-	1,328	-	(1,328)	-
Balance at September 30, 2024	2,870,107	914,283	62,375	182,435	2,807,732	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2023	$8,430,351	$1,465,522	$1,741,901	$(2,237,027)	$41,823,986	$51,224,732
Share-based compensation expense	224,317	-	-	-	-	224,317
Net Income	-	-	-	-	2,814,736	2,814,736
Balance at September 30, 2023	$8,654,668	$1,465,522	$1,741,901	$(2,237,027)	$44,638,722	$54,263,786

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Balance at September 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Nine Months Ended September 30, 2024 and 2023

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347
Share-based compensation expense	1,076,804	-	-	-	-	1,076,804
Stock issuance (see note 6)	30,011	-	-	-	-	30,011
Share repurchase	-	-	-	(305,247)	-	(305,247)
Net Income	-	-	-	-	9,649,552	9,649,552
Balance at September 30, 2024	$9,985,801	$1,465,522	$1,741,901	$(2,542,273)	$57,525,516	$68,176,467

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Stock awards issued to directors and officers	36,400	-	-	-	36,400	-
Stock issuance (see note 6)	741	-	-	-	741	-
Share repurchase	-	-	8,301	-	(8,301)	-
Balance at September 30, 2024	2,870,107	914,283	62,375	182,435	2,807,732	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL
Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Share-based compensation expense	1,153,105	-	-	-	-	1,153,105
Stock issuance (see note 6)	150,000	-	-	-	-	150,000
Share repurchase	-	-	-	(111,775)	-	(111,775)
Net Income	-	-	-	-	10,057,550	10,057,550
Balance at September 30, 2023	$8,654,668	$1,465,522	$1,741,901	$(2,237,027)	$44,638,722	$54,263,786

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B
Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock awards issued to directors and officers	34,700	-	-	-	34,700	-
Stock issuance (see note 6)	7,317	-	-	-	7,317	-
Stock forfeit	(500)	-	-	-	(500)	-
Share repurchase	-	-	6,662	-	(6,662)	-
Balance at September 30, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$9,649,552	$10,057,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,059,250	3,156,558
Loss on investments in equity securities	367,407	17,040
Amortization of right of use assets	1,081,245	1,267,360
Loss on disposal of assets	-	59,237
Share-based compensation expense	1,076,804	1,153,105
Changes in assets and liabilities:
Accounts receivable	(3,861,945)	(2,578,233)
Inventories	498,088	(621,222)
Contract assets	1,229,845	64,529
Prepaid expenses & other assets	196,089	378,681
Right of use assets	96,017	(457,317)
Other noncurrent assets	13,000	240,246
Accounts payable	781,637	(2,671,465)
Lease liabilities	(1,177,237)	(673,160)
Accrued income taxes	(904,332)	(1,030,135)
Other current liabilities	669,300	389,529
Unearned revenue	548,960	2,218,573
Total adjustments	3,674,128	913,326
Net Cash Provided by Operating Activities	13,323,680	10,970,876
Cash Flows from Investing Activities
Cash paid for business acquisitions, net	(10,849,750)	-
Proceeds from sale of property, plant and equipment	72,000	-
Sale of investments	297,894	-
Capital expenditures	(2,127,673)	(1,394,192)
Net Cash (Used in) Investing Activities	(12,607,529)	(1,394,192)
Cash Flows from Financing Activities
Payments on notes	(613,353)	(1,657,749)
Payments on bank debt	(15,266,057)	(14,246,403)
Borrowings on bank debt	15,915,025	6,741,084
Payments for debt issue costs	(97,283)	-
Share repurchase	(305,247)	(111,775)
Net Cash (Used in) Financing Activities	(366,915)	(9,274,843)
Net Increase in cash and cash equivalents	349,236	301,841
Cash and cash equivalents at beginning of period	1,647,175	1,247,627
Cash and cash equivalents at end of period	$1,996,411	$1,549,468
Supplemental disclosures of cash flow information
Interest Paid	$792,650	$1,002,952
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$1,305,940	$457,808
Purchase accounting adjustment to Goodwill for a change in inventory	$-	$147,591
Purchase accounting adjustment to Goodwill for a change in fixed assets	$-	$73,520
Assumption of debt for purchase of real-estate	$5,869,250	$-
Issuance of Class A common shares for capital expenditures	$30,011	$150,000

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

During the nine-month period ended  September 30, 2024 there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In  November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regard to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all previously required annual segment reporting disclosures under Topic 280 will also be required for interim periods. The ASU is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

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

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $24,841,261, $19,671,833, and $21,884,807 at September 30, 2024,  December 31, 2023  and December 31, 2022, respectively.

The Company establishes an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information relevant to estimating expected credit losses. The reserve for credit losses was $94,719, $105,223, and $143,631 at September 30, 2024,  December 31, 2023, and December 31, 2022, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	September 30,	December 31,
	2024	2023
Raw materials and component parts	$4,422,348	$3,989,444
Work-in-process	4,729,833	4,514,263
Finished products	9,943,277	9,846,694
Total inventory	$19,095,458	$18,350,401
Less: inventory reserves	779,398	677,779
Net inventory	$18,316,060	$17,672,622

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

There were no impairment indicators identified during the nine-month periods ended September 30, 2024 or September 30, 2023.

Goodwill increased by $1.0 million from $16.5 million at  December 31, 2023 to $17.4 million at  September 30, 2024. The increase in Goodwill was driven by an addition of $1.0 million in the Industrial and Transportation Products segment related to the acquisition of Heany Industries, LLC ("Heany") and Advanced Industrial Coatings, LLC ("AIC") in the first and third quarters of 2024, respectively. Goodwill increased by $0.2 million from $16.2 million at  December 31, 2022 to $16.5 million at December 31, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill, recorded in the second quarter of 2023, for Knitting Machinery Company of America (KMC).

Goodwill by reportable segment is as follows:

	September 30,	December 31,
	2024	2023
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$15,974,793	$15,753,682
Acquisitions	995,951	-
Adjustments	-	221,111
Ending Balance	$16,970,744	$15,974,793

Total Company:
Beginning Balance	$16,453,049	$16,231,938
Acquisitions	995,951	-
Adjustments	-	221,111
Ending Balance	$17,449,000	$16,453,049

The Company's intangible assets have primarily been generated via acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets consist of the following:

	September 30,	December 31,
	2024	2023
Customer list intangibles	$12,754,320	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,597,430	4,466,899
Total intangible assets	17,551,750	13,982,899
Less: accumulated amortization	6,797,412	5,730,299
Intangible assets, net	$10,754,338	$8,252,600

Amortization of intangible assets was $366,442 and $315,302 for the three months ended September 30, 2024 and 2023, respectively and $1,067,113 and $945,907 for the nine months ended September 30, 2024 and 2023, respectively.

Intangible amortization for the remainder of 2024 and the next four years is expected to be as follows:

Amortization in future periods
Remainder of 2024	$378,497
2025	1,513,988
2026	1,186,123
2027	1,070,076
2028	1,011,894

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	September 30,	December 31,
	2024	2023
Land	$1,133,034	$231,034
Buildings and improvements	10,860,633	3,760,203
Machinery & equipment	28,632,544	24,851,703
Total property, plant & equipment	40,626,211	28,842,940
Less: accumulated depreciation	16,002,376	14,156,750
Property plant & equipment, net	$24,623,835	$14,686,190

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

During the first quarter of 2024, the Company acquired Heany, which included property, plant and equipment valued at $2.2 million. During the second quarter of 2024, the Company exercised a purchase option for the building and land that CAD Enterprises, Inc. ("CAD") operates out of for $6.9 million, which was financed as described in the bank debt footnote (Note 8).

During the third quarter of 2024, the Company acquired AIC, which included property, plant and equipment valued at $1.9 million.

Depreciation expense was $667,859 and $806,639 for the three months ended September 30, 2024 and 2023, respectively and $1,972,568 and $2,177,123 for the nine months ended September 30, 2024 and 2023, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities are valued based on quoted stock prices in active markets, thus Level 1 in the fair value hierarchy.

As of September 30, 2024 the Company no longer held shares of common stock in any other public company. All changes in fair value are recognized in net income at the end of each reporting period. At December 31, 2023, the fair value was $665,301. The decrease during the nine months ended September 30, 2024 was a result of a decline in share price as well as the Company selling shares for proceeds of $297,894.

As of September 30, 2023, the fair value was $640,931. At December 31, 2022, the fair value was $657,971. The decrease during the nine months ended September 30, 2023 was exclusively a result of a decrease in share price. No shares were purchased or sold in 2023.

8.  BANK DEBT

The Company and certain of its subsidiaries are parties to a Credit Agreement with JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”).

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

The Company entered into a seventh amendment to the Credit Agreement on  November 27, 2023. The Seventh Amendment to the Credit Agreement, among other things, extended the maturity date of the underlying credit facility from  June 1, 2024 to  June 1, 2027, and increases the maximum annual amount that the Company and its subsidiaries  may pay in dividends or other restricted payments to $2,000,000 from $1,250,000.

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

On May 16, 2024, North 52nd Properties LLC (the “Purchaser”), a subsidiary of the Company, purchased certain real property located in Phoenix, Arizona (the “Real Property”) for $6.9 million (the “Purchase Price”) from Loudermilk, Inc. and its affiliate. The Real Property is utilized by the Company’s subsidiary, CAD, and was previously leased by CAD. The Company exercised its option to purchase the Real Property, which was independently appraised at a value substantially in excess of the Purchase Price. The purchase of the Real Property was financed with a loan of approximately $5.9 million by MidFirst Bank (the “Lender”) to the Purchaser made pursuant to a Loan Agreement dated  May 16, 2024 by and between the Purchaser and the Lender (the “Loan Agreement”). The loan is secured by the Real Property and guaranteed by the Company and CAD, accrues interest at an annual rate of 7.14%, and is payable in monthly installments until the May 16, 2034 maturity date. The Loan Agreement provides for customary covenants and events of default, including covenants which require the Company to maintain a fixed charge coverage ratio of not less than 1.2x and a tangible net worth of not less than $10 million, each as of the end of any fiscal year. If the loan is repaid within the next five years, it may be subject to a prepayment premium as further described in the Loan Agreement. The Company entered into an eighth amendment to the Credit Agreement on May 16, 2024, which adopted amendments necessary to permit the purchase of the Real Property and the financing of the purchase pursuant to the Loan Agreement.

The Company was in compliance with all covenants under the Credit Agreement and Loan Agreement at September 30, 2024.

Bank debt balances consist of the following:

	September 30,	December 31,
	2024	2023
Term debt	$5,826,531	$-
Revolving debt	5,803,875	5,112,187
Total Bank debt	11,630,406	5,112,187
Less: current portion	139,287	-
Non-current bank debt	11,491,119	5,112,187
Less: unamortized debt costs	93,230	15,515
Net non-current bank debt	$11,397,889	$5,096,672

The Company had $24.2 million and $24.9 million available to borrow on the revolving credit facility at September 30, 2024 and  December 31, 2023, respectively. Although borrowings on the revolving credit facility remained relatively consistent during the period ended September 30, 2024, the facility was utilized to finance the acquisitions of Heany for $6.6 million and AIC for $4.3 million, with these increases largely offset by repayments made during the current year to date period.

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

Notes payable consists of the following:

	September 30,	December 31,
	2024	2023
In connection with the Komtek Forge acquisition, the Company refinanced the outstanding First Francis promissory notes, accrued interest payable through the refinance date and the assumed First Francis promissory note into one note on January 15, 2021 for a $3,779,784 loan due to First Francis Company, payable in quarterly installments beginning April 15, 2021 and maturing on October 15, 2025	$681,082	$1,294,435
Total notes payable	681,082	1,294,435
Less: current portion	642,556	824,226
Notes payable – non-current portion	$38,526	$470,209

10. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of under one year to 10 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	September 30,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets, net	$7,230,196	$8,356,903

Operating lease liabilities – current	1,384,760	1,714,174
Operating lease liabilities – noncurrent	6,053,220	6,901,043
Total operating lease liabilities	$7,437,980	$8,615,217
Weighted Average Remaining Lease Term
Operating Leases (in years)	7.7	7.1
Weighted Average Discount Rate
Operating Leases	5.3%	5.0%

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2024	2023	2024	2023

Earnings Per Share - Basic
Net Income	$3,369,211	$2,814,736	$9,649,552	$10,057,550
Weighted average shares of common stock outstanding - Basic	3,540,746	3,510,740	3,538,148	3,506,920
Earnings Per Share - Basic	$0.95	$0.80	$2.73	$2.87

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,540,746	3,510,740	3,538,148	3,506,920
Unvested Restricted Stock Awards	17,135	25,957	11,404	12,752
Weighted average shares of common stock - Diluted	3,557,881	3,536,697	3,549,552	3,519,672
Earnings Per Share - Diluted	$0.95	$0.80	$2.72	$2.86

12. ACQUISITIONS

Heany Industries, LLC

Effective January 2, 2024, Heany Industries, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of Heany Industries, Inc, a New York corporation and specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded its offerings and diversified its customer base. The purchase price, subject to customary post-closing adjustments was $6.6 million of cash and inclusive of the real estate on which Heany operates. The Company expects to finalize the purchase price allocation within the allowable measurement period.

Total Consideration	$6,550,000

Cash	$250
Accounts Receivable	540,177
Inventory	777,738
Fixed Assets	2,234,200
Prepaid and Other Assets	79,247
Intangible Assets: Customer List & Trademarks	2,102,000
Goodwill	921,010
Total Assets Acquired	$6,654,622

Accounts Payable	$60,047
Accrued Expense	44,575
Total Liabilities Assumed	104,622
Total Fair Value	$6,550,000

Acquisition transaction costs incurred were:	$226,181

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

Advanced Industrial Coatings, LLC

Effective August 30, 2024, Advanced Industrial Coatings LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of substantially all the assets of Advanced Industrial Coatings, Inc., a California corporation and specialist in fluoropolymers and other high-performance coatings solutions for the aerospace, semiconductor, medical, energy and other industrial sectors, pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded its offerings and diversified its customer base. The purchase price, subject to customary post-closing adjustments was $4.3 million of cash. The Company expects to finalize the purchase price allocation within the allowable measurement period.

Total Consideration	$4,300,000

Accounts Receivable	$767,306
Inventory	363,788
Fixed Assets	1,885,087
Prepaid and Other Assets	23,224
Intangible Assets: Customer List & Trademarks	1,387,320
Goodwill	74,942
Total Assets Acquired	$4,501,667

Accounts Payable	$93,488
Accrued Expense	15,454
Deferred Revenue	92,725
Total Liabilities Assumed	201,667
Total Fair Value	$4,300,000

Acquisition transaction costs incurred were:	$134,240

Goodwill has an assigned value of $0.1 million and represents the expected synergies generated by combining the operations of AIC and the Company. The acquired customer relationships have an assigned intangible asset value of $1.4 million, which was determined using an income approach.

Heany and AIC became borrowers and parties under the Credit Agreement in connection with the completion of their respective acquisitions.

Sales and Net Income for the Acquired Companies

Sales and net income information for Heany and AIC since their respective acquisition dates for the nine months ended September 30, 2024 and 2023 are provided below.

	Nine Months ended		Nine Months ended
	September 30, 2024		September 30, 2023
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$4,443,382	$211,828	$-	$-
Advanced Industrial Coatings (acquired August 30, 2024)	405,182	60,253	-	-
Subtotal Acquired Companies	$4,848,564	$272,081	$-	$-

All Other Companies	107,963,391	9,377,471	110,058,884	10,057,550
Total	$112,811,955	$9,649,552	$110,058,884	$10,057,550

13. REVENUE RECOGNITION

Revenue is recognized when the Company's obligations under the contract terms are satisfied and control of the product transfers to the customer, typically upon shipment. Revenue from certain contracts in the Commercial Air Handling Equipment segment is accounted for over time, as control transfers under these arrangements.

Contract assets primarily relate to the Commercial Air Handling segment’s rights to consideration for progress on performance obligations, measured by the proportion of actual costs incurred to the total costs expected to complete the contract, but not contractually billable at the reporting date. The contract assets are reclassified into the receivables balance when the rights to receive payment become unconditional. Substantially all contract assets are expected to be billed and collected within twelve months. The Company has no history of material cancellations or write-offs involving its contract assets.

Unearned revenue represents amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for unearned revenue is reversed when the Company satisfies its performance obligations, which are typically satisfied within twelve months, but could span up to twenty-four months. All unearned revenue is recorded as a current liability, as performance periods beyond one year are usually due to unexpected circumstances outside of the Company’s control such as construction delays.

At December 31, 2023, the unearned revenue balance was $5.6 million, substantially all of which was recognized during the nine months ended September 30, 2024.

14. SEGMENT AND RELATED INFORMATION

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment and (2) Industrial and Transportation Products. The identification of the Company’s operating segments is based on guidance in ASC 280-10-50-1. The Company's management evaluates segment performance based primarily on segment operating profit. Intangible assets are allocated to each segment and the related amortization of these assets are recorded in selling, general and administrative expenses.

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

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added  July 1, 2016, when the Company purchased the assets of Federal Hose Manufacturing, LLC of Painesville, Ohio. This business segment includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD in Phoenix, Arizona on  July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions. Utilizing state-of-the-art machining and welding technologies, this segment is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels. CAD’s quality certifications include ISO 9001:2015/AS9100D, as well as Nadcap accreditation for Fluorescent Penetrant Inspection (FPI), Heat Treating/Braze, Non-Conventional Machining EDM, and TIG/E-Beam welding. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on  January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective  April 19, 2019, the Company, completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on  January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on  March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on  July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles. The company purchased substantially all of the assets of Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), in Davie, Florida on  January 10, 2022. Reverso Pumps develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems.

The Company purchased substantially all of the assets of Crawford  SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), in Davie, Florida on  January 10, 2022. Separ America develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The company purchased substantially all of the assets of KMC Corp. dba Knitting Machinery Corp. (“Knitting Machinery”), in Cleveland, Ohio and Greenville, Ohio on  May 1, 2022. Knitting Machinery specializes in manufacturing hose reinforcement machinery for the plastic, rubber and silicone industries. The Company purchased substantially all of the assets of Heany in Scottsville, New York on January 2, 2024. Heany is a specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications. The Company purchased substantially all of the assets of AIC in Stockton, California on August 30, 2024. AIC is a specialist in fluoropolymers and other high-performance coatings solutions for the aerospace, semiconductor, medical, energy and other industrial sectors.

The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 50-10-22 and include consideration of the type of products or services delivered, the customers and end markets served, the appliable revenue recognition methodology and the length of time it takes to deliver products or services to customers. The Commercial Air Handling Equipment segment was identified as a reportable segment consisting of Air Enterprises, because Air Enterprises is strategically and operationally different from our other companies in several ways. First, Air Enterprises sells equipment to end customers and our other businesses that fall into the Industrial and Transportation Products segment sell products, components and coatings to end customers, not equipment. Second, the Commercial Air Handling Equipment segment delivers custom air handling solutions to customers which is different than the Industrial and Transportation Products segment which delivers manufactured metal, silicone, hydraulic and marine hoses, complex engineered components and coatings, highly engineered forgings, highly engineered and machined parts and data analytic technology applications. Third, the Commercial Air Handling Equipment segment serves customers primarily in the health care and education end markets while the Industrial and Transportation Products segment delivers products to customers in the heavy-duty truck manufacturing, agricultural, industrial, petrochemical, aerospace, defense, industrial gas turbine, medical prosthetics, alternative energy and emergency vehicle end markets. Fourth, the Commercial Air Handling Equipment segment recognizes revenue primarily over time while the Industrial and Transportation Products segment recognizes revenue primarily at a point in time. Fifth, the Commercial Air Handling Equipment segment manufactures custom air handling solutions for customers over a period of three to twenty-four months from the time the order is received to the time the air handling solution is delivered to the end customer as compared to the Industrial and Transportation Products segment which sells and delivers products to customers much more quickly, often within 30 days or less. For the reasons previously mentioned, Air Enterprises is strategically and operationally different than the other businesses owned by the Company and management finds it useful to include this business in the Commercial Air Handling Segment which is separate and distinct from all of our other businesses that reside in the Industrial and Transportation Products segment.

Corporate charges not allocated to the segments:

Corporate costs not directly attributable to a segment are aggregated here.

Information by industry segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales summary by segment
Commercial Air Handling	$15,934,797	$12,728,949	$49,344,640	$43,640,142
Industrial and Transportation Products	$20,801,431	$20,912,564	$63,467,315	$66,418,742
Total Sales	$36,736,228	$33,641,513	$112,811,955	$110,058,884

Gross profit summary by segment
Commercial Air Handling	$5,995,775	$4,303,355	$17,329,383	$13,773,039
Industrial and Transportation Products	$4,691,877	$4,605,977	$14,014,616	$16,127,722
Total Gross Profit	$10,687,652	$8,909,332	$31,343,999	$29,900,761

Segment operating profit
Commercial Air Handling	$4,942,819	$3,339,289	$14,163,654	$10,742,038
Industrial and Transportation Products	$1,490,599	$1,948,255	$4,658,006	$7,745,106
Total Segment Operating Profit	$6,433,418	$5,287,544	$18,821,660	$18,487,144

Corporate charges not allocated to segments	$1,174,975	$990,576	$3,872,947	$3,918,544
Operating Income	$5,258,443	$4,296,968	$14,948,713	$14,568,600

Interest charges	$262,130	$294,825	$804,028	$1,030,729
Loss (gain) on investments	$(12,059)	$135,522	$367,407	$17,040
Other (income) expense, net	$303,013	$(599)	$369,718	$(345,569)
Income before Provision for Income Taxes	$4,705,359	$3,867,220	$13,407,560	$13,866,400

15. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at September 30, 2024 and December 31, 2023, results of operations for the three and nine month periods ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Items Affecting the Comparability of our Financial Results

The Company purchased substantially all of the operating assets of Heany Industries, Inc. ("Heany") located in Scottsville, New York on January 2, 2024.

The Company purchased substantially all of the operating assets of Advanced Industrial Coatings, Inc. ("AIC") located in Stockton, California on August 30, 2024.

Accordingly, in light of the timing of these transactions, the Company’s results for the three and nine month periods ended September 30, 2024 include the results of Heany and AIC in the Industrial and Transportation Products segment. Conversely, our results for the three and nine month periods ended September 30, 2023 do not include Heany and AIC.

Results of Operations – Three Months Ended September 30, 2024 and 2023

Sales for the quarter ended September 30, 2024 (“current quarter”) increased to $36.7 million, an increase of $3.1 million or 9.2% from sales of $33.6 million during the same quarter of the prior year. The increase in sales for the quarter ended September 30, 2024 was primarily driven by an increase in volume in the Company's Commercial Air Handling Segment offset by a small decrease in volume in the Company's Industrial and Transportation Product Segment. The overall increase in volume can be attributed to the increased demand for air handling units. Further insights into the performance of each segment are provided in the detailed discussions that follow.

    Cost of sales for the current quarter was $26.0 million compared to $24.7 million for the same quarter of the prior year, a slight increase of $1.3 million, or 5.3%, which is attributable to the increase in sales. Gross margin of 29.1% in the current quarter increased from 26.5% in the same quarter of the prior year. The margin improvement is due to a greater proportion of sales coming from our growing Commercial Air Handling segment which operates at higher margins, coupled with manufacturing efficiencies in that segment, which allowed for improved absorption of fixed costs.

Selling, general and administrative expenses (SG&A) in the current quarter were $5.4 million, compared to $4.6 million, in the same quarter of the prior year. This marginal increase in SG&A expenses, which remained stable as a percentage of our total sales, is primarily due to the acquisition of Heany and AIC during the first and third quarters of 2024, respectively, as well as other strategic investments in talent aimed at managing and supporting the Company's growth.

Interest charges in the current quarter were $0.3 million compared to $0.3 million in the same quarter of the prior year. Average total debt outstanding has decreased, but interest rates have increased slightly leading to interest expense remaining flat. Average total debt (including notes) and average interest rates for the current quarter were $13.6 million and 7.1%, respectively, compared to $15.4 million and 7.0%, respectively, in the same period of last year.

The gain on investment in the current quarter was immaterial. Additionally, during the current quarter the Company sold its remaining stock investment in another public company for proceeds of $0.1 million. The loss on investment in the prior year quarter of $0.1 million is attributed to market price change impacting the Company's stock investment.

The Company had other expense of $0.3 million in the current quarter, primarily resulting from fees related to the acquisition of AIC. The Company had an immaterial amount of other expense for the same quarter of the prior year.

Income tax expense in the current quarter was $1.3 million compared to $1.1 million in the same quarter of the prior year. Income tax expense is higher compared to the same quarter of the prior year primarily because of higher pre-tax income.

Net income in the current quarter was $3.4 million, or $0.95 per diluted share, as compared to net income of $2.8 million, or $0.80 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended September 30, 2024 increased to $15.9 million, an increase of approximately $3.2 million, or 25.2%, from sales of $12.7 million during the same period of the prior year. The consistent growth in reported sales in this segment highlights our sustained momentum in meeting the rising demand for clean air solutions.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $4.9 million, or 31.0%, compared to $3.3 million, or 26.2% in the same quarter of the prior year, an increase of $1.6 million or 480 basis points. This enhancement in segment operating profit and margin can be attributed to the expanded revenue base, which facilitates more efficient absorption of fixed costs. Another supporting factor of the improved margins has been the continued implementation of various efficiency and continuous improvement initiatives within our manufacturing processes. These strategic measures have further optimized operations and bolstered profitability. The segment's SG&A costs remained materially consistent compared to the same quarter of the prior year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended September 30, 2024 were $20.8 million, a slight decrease of approximately $0.1 million, or 0.5%, from sales of $20.9 million during the same period of the prior year. The decrease in the current quarter was primarily the result of decreased demand for marine products, which was mostly offset by sales from our acquisitions of Heany and AIC of approximately $1.9 million. The decrease in marine products sales volume can be attributed to the cyclical nature of recreational boating demand whereby there was a pandemic-driven surge in demand lasting through the third quarter of 2023.  By design, this segment is diversified and operates across several industries.

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $1.5 million, or 7.2%, compared to $1.9 million, or 9.3%, in the same quarter of the prior year, a decrease of $0.5 million or 220 basis points. As sales have remained flat despite the two acquisitions completed in 2024, the decrease in operating profit margin can mainly be attributed to the operating costs of the two new entities, Heany and AIC. Many of the underlying expenses within this segment are fixed in the short-term and our ability to absorb fixed cost has been negatively impacted. In response, we have implemented several strategic initiatives aimed at mitigating the effects on our margin and cash flows. These include optimizing our production processes to enhance efficiency and reduce costs, renegotiating supplier contracts to secure more favorable terms, and intensifying our focus on inventory management to minimize excess inventory.

Results of Operations – Nine Months Ended September 30, 2024 and 2023

Sales for the nine months ended September 30, 2024 (“current year-to-date period”) increased to $112.8 million, a modest increase of $2.8 million or 2.5% from sales of $110.1 million during the same period of the prior year. The increase in sales for the nine months ended September 30, 2024 was primarily driven by an increase in volume in the Company's Commercial Air Handling Segment partially offset by a decrease in volume in the Company's Industrial and Transportation Product Segment. The overall increase in volume can largely be attributed to the macroeconomic trend of increased demand for air handling units being partially offset by decreased demand within the boating market. Further insights into the performance of each segment are provided in the detailed discussions that follow.

    Cost of sales for the nine months ended September 30, 2024 remained flat at $81.5 million compared to $80.2 million for the same period of the prior year.  Gross margin of 27.8% in the current year-to-date period exceeds 27.2% in the same period of the prior year. The gross margin improvement is largely due to a greater proportion of sales coming from the Commercial Air Handling segment which operates at higher margins.

SG&A expenses in the current year-to-date period were $16.4 million, compared to $15.3 million, in the same period of last year. SG&A costs have risen compared to the prior year period as we have strategically increased our investment in talent to support growth.

Interest charges in the current year-to-date period were $0.8 million compared to $1.0 million in the same period of the prior year. Average total debt outstanding has decreased, which has been partially offset by rising interest rates. Average total debt (including notes) and average interest rates for the current year-to-date period were $13.9 million and 7.1%, respectively, compared to $19.3 million and 6.7%, respectively, in the same period of last year.

The loss on investment in the current year-to-date period was $0.4 million due to changes in the market value of the Company's stock investment in another public company. Additionally, during the current year-to-date period the Company sold its remaining stock investment for proceeds of $0.3 million. The loss on investment in the same period of the prior year was immaterial.

The Company recognized other expense of $0.4 million in the current year-to-date period, resulting from fees related to the purchases of Heany Industries, Inc and Advanced Industrial Coatings, Inc. The Company had other income of $0.3 million for the same period of the prior year, resulting from incentives that Global-Tek received from the government of Puerto Rico that did not recur in the current year-to-date period.

Income tax expense in the current year-to-date period was $3.8 million compared to $3.8 million in the same year-to-date period of the prior year. Despite the $0.5 million decrease in pre-tax net income, income tax expense remained flat compared to the same period of the prior year as a result of a smaller proportion of pre-tax net income being generated in Puerto Rico, which has a lower tax rate.

Net income in the current year-to-date period was $9.6 million, or $2.72 per diluted share, as compared to net income of $10.1 million, or $2.86 per diluted share, for the same period of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the nine months ended September 30, 2024 increased to $49.3 million, an increase of approximately $5.7 million, or 13.1%, from sales of $43.6 million during the same period of the prior year. The consistent growth in reported sales in this segment highlights our sustained momentum in meeting the rising demand for clean air solutions.

Segment operating profit in the Commercial Air Handling Equipment segment for the current year-to-date period was $14.2 million, or 28.7% compared to $10.7 million, or 24.6% in the same period of the prior year, an increase of  $3.4 million or 410 basis points. This enhancement in segment operating profit and margin can be attributed to the expanded revenue base, which facilitates more efficient absorption of fixed costs. Another supporting factor of the improved margins has been the continued implementation of various efficiency and continuous improvement initiatives within our manufacturing processes. These strategic measures have further optimized operations and bolstered profitability. The segment's SG&A costs have remained materially consistent compared to the first nine months of the prior year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the nine months ended September 30, 2024 decreased to $63.5 million, a decrease of approximately $3.0 million, or 4.4%, from sales of $66.4 million during the same period of the prior year. The decrease in the current year-to-date period was primarily the result of decreased demand in the marine products, machined defense parts, and forged aerospace products businesses of approximately $9.2 million, being partially offset by sales from our acquisitions of Heany and AIC of approximately $4.8 million and increased sales in our machined aerospace parts business of $1.4 million. By design, this segment is diversified and operates across several industries. The decrease in marine sales volume can be attributed to the cyclical nature of recreational boating demand whereby there was a pandemic-driven surge in demand lasting through the third quarter of 2023. The other declines in machine defense parts and forgings are a result of two specific customers placing a pause on orders that we expect will be temporary and eventually return back to previous levels.

Segment operating profit in the Industrial and Transportation Products segment for the current year-to-date period was $4.7 million, or 7.3%, compared to $7.7 million, or 11.7%, in the same period of the prior year, a decrease of $3.1 million or 430 basis points. As sales have decreased and many of the underlying expenses are fixed in the short-term, our ability to absorb fixed cost has been negatively impacted. In response, we have implemented several strategic initiatives aimed at mitigating the effects on our gross margin. These include optimizing our production processes to enhance efficiency and reduce costs and renegotiating supplier contracts to secure more favorable terms. The segment's SG&A costs have risen compared to the prior year period as we have strategically increased our investment in talent to support growth.

Liquidity and Capital Resources

The Company’s credit agreement, by and among the Company, its subsidiaries and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At September 30, 2024, there was approximately $24.2 million of borrowing availability, which has decreased in the current year-to-date period as the Company borrowed cash to fund the acquisitions of Heany Industries, Inc and Advanced Industrial Coatings, Inc.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2024, compared to $11.0 million net cash provided by operating activities for the same period of the prior year. While billing timing results in largely offsetting fluctuations in several items in the statement of cash flows, the improvement in cash flow from operations can be attributed to partnering with our vendors to better align our payment terms with that of our customers.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2024 was $12.6 million, compared to cash used in investing activities of $1.4 million in the same period of the prior year. Cash used in investing activities for the period ended September 30, 2024 was primarily for the acquisitions of Heany and AIC, the purchase of the property in Phoenix in which CAD operates, and routine capital expenditures. Cash used in investing activities for the nine months ended September 30, 2023 was for capital expenditures in the normal course of business.

Financing Activities. Cash used in financing activities was approximately $0.4 million for the nine months ended September 30, 2024, compared to cash used in financing activities of $9.3 million in the same period last year. During the current year-to-date period the Company borrowed on its revolving credit facility to fund the acquisitions noted above. In the first nine months of the prior year the Company utilized cash flow from operations to pay down debt.

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At September 30, 2024, the Company had no secured performance and payment bonds  as surety on completion of the requirements of certain commercial air handling contracts. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

Goodwill and Indefinite Lived Intangible Assets: As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its impairment test for goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. For 2023, management performed a qualitative assessment over all reporting units other than CAD, which indicated there were no indicators of impairment. A quantitative impairment analysis was done for CAD which concluded that goodwill and intangible assets were not impaired.

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

During 2023, revenue at CAD increased from $15.5 million in 2022 to $20.9 million. The revenue growth was 35% and was consistent with the quantitative modeling done in 2022. However despite the strong revenue growth, CAD did not meet the profitability projections used in the prior year's quantitative goodwill analysis. Accordingly, we noted a triggering event and completed a Step 1 quantitative analysis as of December 31, 2023. The quantitative assessment of CAD Enterprises confirmed that the estimated fair value exceeded carrying value by 35%, and thus no impairment existed at December 31, 2023. The key assumptions used to estimate fair value included discount rates; revenue growth rates, including assumed terminal growth rates; and after-tax income margins used to project future cash flows for CAD Enterprises. The discount rate used to estimate fair value was 15% and was based on estimates of capital costs and management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows for CAD Enterprises. The increase from the prior year reflects the incremental company specific risks related to the missed profitability projections in 2023. Our revenue growth rate for the 7-year period in the discounted cash flow model was 7.7% per year, which reflects management’s assessment of estimated future orders for CAD Enterprises based in part on a Long-Term-Agreement (“LTA”) with the company’s largest customer, inclusive of an expected increase in volume, our previous revenue history including actual revenues exceeding $30 million prior to the recent inflationary environment, and growth in the aerospace industry stemming from post-pandemic travel rebound, geopolitical conflicts and private space exploration. The assumed terminal growth rate for CAD Enterprises was 3% based on management’s assessment of long-term growth rates for the Aerospace industry. The after-tax income margins used to project future margins for the company reflect that most of CAD's non-material costs are fixed, and as revenue grows, much of the growth will fall-through to the bottom line.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases. The following table discloses shares repurchased by the Company during the quarter ended September 30, 2024. All shares repurchased during the quarter were Class A common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (1)
July 1 to July 31, 2024	-	-	-	300,000
August 1 to August 31, 2024	-	-	-	300,000
September 1 to September 30, 2024	1,328	$39.89	1,328	298,672
Total	1,328	$39.89	1,328	298,672

(1)	On December 15, 2023, the Company announced a share repurchase program of up to 300,000 of the Company’s Class A and/or Class B common shares. Shares may be repurchased from time to time by the Company through open-market transactions, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. The authorization may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of shares. The authorization has no expiration date.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Asset Purchase Agreement dated as of August 30, 2024 by and among Advanced Industrial Coatings, LLC and Advanced Industrial Coatings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 3, 2024)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of  November 6, 2024, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)