Form 10-K
period 2024-12-31
CRAWFORD UNITED Corp
filed 2025-02-27
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the Registrant had 2,809,060 voting Class A Common Shares outstanding and 731,848 voting Class B Common Shares outstanding. As of such date, non-affiliates held 850,174 Class A Common Shares and 128,098 Class B Common Shares. As of June 30, 2024, based on the closing price of $33.50 per Class A Common Share on the OTC Pink Current Market, the aggregate market value of the Class A Common Shares held by such non-affiliates was approximately $28,480,829. There is no trading market in the Class B Common Shares.

As of February 25, 2025, 2,820,081 Class A Common Shares and 731,848 Class B Common Shares were outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement on Schedule 14A related to its 2025 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2024.

PART I

ITEM 1. BUSINESS.

General Development of Business

Crawford United Corporation was founded in 1910 and organized in 1915 as an Ohio corporation, and first offered its securities to the public in 1959. Except as otherwise stated, the terms "Company" or "Crawford United" as used herein mean Crawford United Corporation and its wholly-owned subsidiaries, CAD Enterprises Inc., Data Genomix LLC, Federal Hose Manufacturing LLC, Crawford AE LLC doing business as Air Enterprises, Marine Products International LLC, Komtek Forge LLC, Global-Tek-Manufacturing LLC, Global-Tek Colorado LLC, Emergency Hydraulics LLC, Knitting Machinery Company of America, LLC, Reverso Pumps LLC , Separ America LLC, Heany Industries, LLC, and Advanced Industrial Coatings, LLC. Crawford United Corporation is a growth-oriented holding company providing specialty industrial products to diverse markets, including healthcare, aerospace, defense, education, transportation, and petrochemical.

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

The company purchased substantially all of the assets of Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), in Davie, Florida on January 10, 2022. Separ America develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The company purchased substantially all of the assets of KMC Corp. dba Knitting Machinery Corp. (“Knitting Machinery”), in Cleveland, Ohio and Greenville, Ohio on May 1, 2022. Knitting Machinery specializes in manufacturing hose reinforcement machinery for the plastic, rubber and silicone industries. The Company purchased substantially all of the assets of Heany Industries, Inc ("Heany") in Scottsville, New York on January 2, 2024. Heany is a specialist in coatings solutions for a variety of aerospace, industrial and bio-medical applications. The Company purchased substantially all of the assets of Advanced Industrial Coatings, Inc ("AIC") in Stockton, California on August 30, 2024. AIC is a specialist in fluoropolymers and other high-performance coatings solutions for the aerospace, semiconductor, medical, energy and other industrial sectors.

The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of products or services delivered, the customers and end markets served, the appliable revenue recognition methodology and the length of time it takes to deliver products or services to customers. The Commercial Air Handling Equipment segment was identified as a reportable segment consisting of Air Enterprises, because Air Enterprises is strategically and operationally different from our other companies in several ways. First, Air Enterprises sells equipment to end customers and our other businesses that fall into the Industrial and Transportation Products segment sell products, components and coatings to end customers, not equipment. Second, the Commercial Air Handling Equipment segment delivers custom air handling solutions to customers which is different than the Industrial and Transportation Products segment which delivers manufactured metal, silicone, hydraulic and marine hoses, complex engineered components and coatings, highly engineered forgings, highly engineered and machined parts and data analytic technology applications. Third, the Commercial Air Handling Equipment segment serves customers primarily in the health care and education end markets while the Industrial and Transportation Products segment delivers products to customers in the heavy-duty truck manufacturing, agricultural, industrial, petrochemical, aerospace, defense, industrial gas turbine, medical prosthetics, alternative energy and emergency vehicle end markets. Fourth, the Commercial Air Handling Equipment segment recognizes revenue primarily over time while the Industrial and Transportation Products segment recognizes revenue primarily at a point in time. Fifth, the Commercial Air Handling Equipment segment manufactures custom air handling solutions for customers over a period of three to twenty-four months from the time the order is received to the time the air handling solution is delivered to the end customer as compared to the Industrial and Transportation Products segment which sells and delivers products to customers much more quickly, often within 30 days or less. For the reasons previously mentioned, Air Enterprises is strategically and operationally different than the other businesses owned by the Company and management finds it useful to include this business in the Commercial Air Handling Segment which is separate and distinct from all of our other businesses that reside in the Industrial and Transportation Products segment.

Corporate charges not allocated to the segments:

Corporate charges not directly attributable to a segment are aggregated in the corresponding line item below.

Information by industry segment is set forth below:

	Years Ended
	December 31,
	2024	2023
Sales summary by segment
Commercial Air Handling	$65,968,679	$58,378,593
Industrial and Transportation Products	84,229,605	85,507,341
Total Sales	150,198,284	143,885,934

Gross profit summary by segment
Commercial Air Handling	23,860,609	19,123,207
Industrial and Transportation Products	17,785,486	18,522,875
Total Gross Profit	41,646,095	37,646,082

Segment operating profit
Commercial Air Handling	19,646,183	15,367,247
Industrial and Transportation Products	5,088,181	7,594,668
Total Segment Operating Profit	24,734,364	22,961,915

Corporate charges not allocated to segments	5,042,987	5,029,444
Operating Income	19,691,377	17,932,471

Interest charges	997,757	1,255,984
Loss (gain) on investments	367,407	(7,330)
Other expense (income) , net	680,998	(480,331)
Income before Provision for Income Taxes	$17,645,215	$17,164,148

Sources and Availability of Raw Materials

Raw materials essential to the business segments are acquired primarily from a large number of domestic manufacturers, while certain materials are purchased from international sources. The Company maintains relationships with multiple vendors throughout the supply chain in the interest of cost control, competitive lead times and non-dependency.

The Industrial and Transportation products segment uses various materials in the manufacture of its products. These include forgings and castings, steel fittings and hose packing consisting of silicone, cotton and copper wire, and coating products. Seven suppliers provide approximately 29% of inventory purchases in this segment. If any one of these sources of supply were interrupted for any reason, the Company would need to devote additional time and potentially expense in obtaining the same volume of supply from its other qualified sources.

Aluminum, the major raw material used in construction of the Commercial Air Handling units, is sourced from two major suppliers but is generally readily available from other sources. Copper is another key component used in the Commercial Air Handling products, which is sourced from three suppliers to limit vulnerability. The majority of materials for this segment are sourced domestically or from Canada.

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

Dependence on Customers

For the year ended December 31, 2024, sales to nine customers in the Commercial Air Handling Equipment segment were 26.9% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 21.3% of consolidated sales of the Company. For the year ended December 31, 2023, sales to nine customers in the Commercial Air Handling Equipment segment were 18.9% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 23.2% of consolidated sales of the Company. The Company has long-term contractual relationships with a large customer in the Industrial and Transportation products segment. Sales to this large customer for the year ended December 31, 2024 were 10.8% of consolidated sales of the Company compared to 10% of consolidated sales of the Company in prior year.

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

Number of Persons Employed

Total employment by the Company was 475 full-time employees at December 31, 2024, compared to 405 full-time employees at December 31, 2023.

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

We may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the aerospace, defense, healthcare, heavy-duty truck, industrial equipment, education, pharmaceutical, industrial manufacturing, agricultural, marine, coatings, and petrochemical industries are sensitive to general economic conditions. Slower global economic growth or an economic recession, inflationary economic conditions, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, public health crises, capital deficiencies and/or changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers, including having the effect of:

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

The Trump administration and newly elected Congress and appointed agency chairs may seek sweeping regulatory changes. Further, the Trump administration has taken several executive actions and issued a number of executive orders in connection with, among other areas, energy production, trade, immigration and administrative agencies. The effects of these executive actions and executive orders, as well as any tandem regulatory changes pursued by the Trump administration and its appointees, are highly uncertain and may adversely impact our business.

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions packages. As the military conflict in Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions or other economic or military measures against Russia. The effects of any escalation or broadening of the armed conflicts in Ukraine or the Middle East, including attacks on shipping vessels in key shipping routes, are uncertain and could result in further economic sanctions or expanded war or military conflict. Any of these events could adversely affect our business, supply chain, suppliers or customers.

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

We are dependent on key customers.

We rely on several key customers. For the twelve months ended December 31, 2024, our ten largest customers accounted for approximately 39.5% of our net sales. For the twelve months ended December 31, 2023, our ten largest customers accounted for approximately 33% of our net sales. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

The military conflict in Ukraine has resulted in substantial economic sanctions by the U.S. and other countries against Russia including restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The effects of any escalation or broadening of the armed conflicts in Ukraine or the Middle East, including attacks on shipping vessels in key shipping routes, are uncertain and could result in further economic sanctions or expanded war or military conflict. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

Artificial intelligence presents risks and challenges that can impact our business.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We work with vendors that incorporate artificial intelligence tools into their offerings and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

With the guidance of a qualified third-party that reports to and regularly meets with the Chief Executive Officer, we continue to make improvements in our cybersecurity program throughout our operating companies.  We have established processes, consistent with nationally recognized frameworks, for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. Our prevention efforts are multi-faceted, and are intended to address threats to our employees, networks, applications and data.

Our third-party advisor has performed cybersecurity risk assessments of our information technology security processes and implemented technologies to lessen risk and respond to new risks as they arise. Using third party services, we monitor, scan, assess, audit, and remediate identified vulnerabilities across our networks, as appropriate. Furthermore, recognizing that our employees are an essential line of defense in cybersecurity, we require employees to participate in ongoing training and testing programs through which we provide education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses. Our policies and processes are informed by industry standard practices regarding application security, access management, device protection, network management, and data loss prevention and recovery.

Our cybersecurity incident response plan includes retention of external experts for prompt assistance following discovery of any material incident. This cybersecurity incident response plan is part of our ongoing cybersecurity vulnerability management, and we endeavor to maintain appropriate controls to identify, monitor, analyze and address potential cybersecurity incidents, including potential unauthorized access to our networks and applications, along with detection of potential unusual activity within our networks or applications. Any potential cybersecurity incident discovered is promptly reported to the Chief Executive Officer and Chief Financial Officer, and the Audit Committee or the full Board, as appropriate.

Our Board of Directors provides oversight of risks from cybersecurity threats, in coordination with our management team and the Audit Committee of the Board. Our Board relies on management to bring significant matters impacting the Company to its attention, including with respect to material risks from cybersecurity threats. Our Audit Committee provides an additional layer of cybersecurity oversight and is responsible for discussing cybersecurity concerns with management (including data privacy risk management) and the steps management has taken to monitor and control such exposures.

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

ITEM 2. PROPERTIES.

The Company operates facilities in the United States of America and Puerto Rico. The following table provides information relative to our principal facilities as of December 31, 2024:

LOCATION	SIZE	DESCRIPTION	OWNED OR LEASED
Akron, OH	100,000 Sq. Ft.	Used for design and manufacturing air handling units and administration	Leased through 2034

Ceiba, Puerto Rico	11,467 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased through 2026.

Cleveland, Ohio	37,000 Sq. Ft.	Used for corporate administrative headquarters.	Owned

Eastlake, Ohio	51,520 Sq. Ft.	Used for the storage and distribution of marine hose and administration	Leased through 2027.

Longmont, Colorado	2,400 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Month to Month

Ocala, Florida	9,600 Sq. Ft.	Used for the storage of hydraulic hose.	Leased, through 2027.

Davie, Florida	7,010 Sq. Ft.	Used for the manufacturing, storage and distribution of fuel pump products and administration.	Leased, through 2025.

Painesville, Ohio	50,000 Sq. Ft.	Used for manufacturing flexible metal hose and administration.	Leased, through 2026.

Phoenix, Arizona	67,000 Sq. Ft.	Used for manufacturing and precision machining of aerospace components.	Owned

Worcester, Massachusetts	56,706 Sq. Ft.	Used for manufacturing of highly engineered forgings.	Leased through 2033.

Greenville, Ohio	53,135 Sq. Ft.	Used for manufacturing and precision machining of industrial components.	Leased through 2028.

Scottsville, New York	23,439 Sq. Ft.	Used for the coating of aerospace components and ceramic manufacturing.	Owned

Stockton, California	30,000 Sq. Ft.	Used for the coating of aerospace components.	Leased through 2028.

The Company's headquarters and executive offices are located in Cleveland, Ohio. The Company's Industrial and Transportation Products segment utilizes the Phoenix, Arizona; Worcester, Massachusetts; Longmont, Colorado; Ceiba, Puerto Rico; Painesville, Ohio; Eastlake, Ohio; Greenville, Ohio; Ocala, Florida; Davie, Florida; Scottsville, New York; and Stockton, California properties. The Company’s Commercial Air Handling Equipment segment utilizes the Akron, Ohio property.

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

OFFICE	OFFICER	AGE
Chief Executive Officer	Brian E. Powers	61
Chief Financial Officer	Jeffrey J. Salay	40

●*	The description of Executive Officers called for in this Item is included pursuant to the instructions to Item 401 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a) MARKET INFORMATION

The Company’s Class A Common Shares are traded on the OTC Pink Current Market under the symbol “CRAWA”. There is no market for the Company’s Class B Common Shares.

The following table sets forth the per share range of high and low bids for the Company’s Class A Common Shares for the periods indicated, as reported by the OTC Pink Current Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. Trading on the OTC Pink Current Market is limited and the prices quoted by brokers are not a reliable indication of the value of our Class A Common Shares.

	Fiscal year ended		Fiscal year ended
	December 31, 2024		December 31, 2023
	HIGH	LOW	HIGH	LOW
First Quarter	$44.50	$29.04	$19.50	$13.56
Second Quarter	43.50	33.00	25.82	16.50
Third Quarter	40.00	33.00	34.97	23.13
Fourth Quarter	43.00	35.50	34.24	26.00

b) HOLDERS

As of February 25, 2025, there were approximately 130 shareholders of record of the Company's outstanding Class A Common Shares and 7 holders of record of the Company's outstanding Class B Common Shares.

c) ISSUER PURCHASES OF EQUITY SECURITIES
The following table discloses shares repurchased by the Company during the quarter ended December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (1)
October 1 to October 31, 2024	184	$39.96	-	298,488
November 1 to November 30, 2024	-	-	-	298,488
December 1 to December 31, 2024	-	-	-	298,488
Total	184	$39.96	-	298,488

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

ITEM 6.[RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Items Affecting the Comparability of our Financial Results

The Company purchased substantially all of the assets of Heany Industries, Inc. (“Heany”) in Scottsville, New York, on January 2, 2024.

The Company purchased substantially all of the assets of Advanced Industrial Coatings, Inc. (“AIC”) in Stockton, California, on August 30, 2024.

Accordingly, in light of the timing of these transactions, the Company’s results for the year ended December 31, 2024, include the added results of operations of Heany for the full year and AIC for four months in the Industrial and Transportation Products segment. Conversely, our results for the year ended December 31, 2023, do not include any results of operations of Heany and AIC in the Industrial and Transportation Products segment.

Reportable Segment Information

Refer to Part 1, Item 1. Business for descriptions of our business segments.

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Sales for the year ended December 31, 2024 increased to $ 150.2 million, an increase of $ 6.3 million or  4.4% from sales of $ 143.9 million during the prior year. The increase in sales for the year ended December 31, 2024 was primarily driven by an increase in volume in the Company's Commercial Air Handling Segment partially offset by a decrease in volume in the Company's Industrial and Transportation Product Segment. The overall increase in volume can largely be attributed to the macroeconomic trend of increased demand for air handling units being partially offset by decreased demand within the watercraft market, which impacted our marine sales. Further insights into the performance of each segment are provided in the detailed discussions that follow.

Cost of sales for the year ended December 31, 2024 remained approximately flat at $108.6 million compared to $106.2 million for the prior year.  Gross margin was 27.7% in 2024 compared to 26.2% in the prior year. The gross margin improvement is largely due to a greater proportion of sales coming from the Commercial Air Handling segment which operates at higher margins. Selling, general and administrative expenses (SG&A) for the year ended December 31, 2024 were $22.0 million, compared to $19.7 million for the prior year. This increase in SG&A expenses, which remained largely consistent as a percentage of our total sales, is primarily reflective of inflationary labor costs and the acquisition of Heany and AIC during the first and third quarters of 2024, respectively, as well as other strategic investments in talent aimed at managing and supporting the Company's growth.

Interest charges for the year ended December 31, 2024 were approximately $1.0 million compared to $1.3 million in the prior year. Total debt outstanding decreased while interest rates remained mostly flat, leading to a decline in total interest expense. Average total debt (including notes) and average interest rates for the year ended December 31, 2024 were $12.9 million and 7.0%, respectively, compared to $17.4 million and 6.8%, respectively, for the prior year.

The loss on investment for the year ended December 31, 2024 was $0.4 million due to changes in the market value of the Company's stock investment in another public company. Additionally, during 2024 the Company sold its remaining stock investment for proceeds of $0.3 million. The gain on investment in the prior year was immaterial.

Income tax expense in the year ended December 31, 2024 was $4.0 million compared to $3.9 million in the prior year. Tax expense was higher in 2024 compared to the prior year as a result of higher pre-tax income.

Net income for the year ended December 31, 2024 was $13.6 million or $3.83 per diluted share as compared to net income of $13.3 million or $3.77 per diluted share for the prior year.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the year ended December 31, 2024 increased to $66.0 million, an increase of approximately $7.6 million, or 13.0%, from sales of $58.4 million during the prior year. The consistent growth in reported sales in this segment highlights our sustained momentum in meeting the rising demand for clean air solutions, particularly in healthcare facilities.

Segment operating profit in the Commercial Air Handling Equipment segment for 2024 was $19.6 million, or 29.8% compared to $15.4 million, or 26.3% in the prior year, an increase of $4.3 million or 350 basis points. The improvement in segment operating profit and margin can be attributed to the expanded revenue base, which facilitates more efficient absorption of fixed costs. Another supporting factor of the improved margins has been the continued implementation of various efficiency and continuous improvement initiatives within our manufacturing processes. These strategic measures have further optimized operations and bolstered profitability. The segment's SG&A costs remained materially consistent as a percentage of sales compared to the prior year.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the year ended December 31, 2024 decreased to $84.2 million, a decrease of approximately $1.3 million, or 1.5%, from sales of $85.5 million during the prior year. The decrease in 2024 was primarily the result of decreased demand for marine products, machined defense parts, and forged aerospace products businesses of approximately $10.4 million, being partially offset by added sales from our acquisitions of Heany and AIC of approximately $7.6 million and increased sales in our machined aerospace parts business of $1.0 million. By design, this segment is diversified and operates across several industries. The decrease in marine sales volume can be attributed to the cyclical nature of recreational boating demand, which decreased in 2024 following a pandemic-driven surge in demand that lasted through most of 2023. The declines in machine defense parts and forgings through the third quarter of 2024 were due to two specific customers pausing orders. However, those orders started to build in the fourth quarter of 2024, and we expect them to eventually return to previous levels.

Segment operating profit in the Industrial and Transportation Products segment for 2024 was $5.1 million, or 6.0%, compared to $7.6 million, or 8.9%, in the prior year, a decrease of $2.5 million or 280 basis points. Many of the underlying expenses in this segment are fixed in the short-term, so as sales have dropped, our ability to absorb those fixed costs has been negatively impacted. In response, we have implemented several strategic initiatives aimed at mitigating the effects of the fixed costs on our gross margin. These include optimizing our production processes to enhance efficiency and reduce costs and renegotiating supplier contracts to secure more favorable terms. The segment's SG&A costs have risen in 2024 compared to the prior year as we have strategically increased our investment in talent to support growth.

Liquidity and Capital Resources

The Company’s credit agreement, by and among the Company, its subsidiaries and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At December 31, 2024 there was approximately $30.0 million of borrowing availability, which has increased over the course of the last two fiscal years as the Company generated cash, and used that cash to pay down debt.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $19.1 million for the year ended December 31, 2024 , compared to $18.8 million net cash provided by operating activities for the prior year. While billing timing results in largely offsetting fluctuations in several items in the statement of cash flows, the improvement in cash flow from operations can largely be attributed to partnering with our vendors to better align our payment terms with those of our customers.

Investing Activities. Cash used in investing activities for the year ended December 31, 2024 was $12.7 million, compared to cash used in investing activities of $2.0 million in the prior year. Cash used in investing activities for the year ended December 31, 2024 was primarily for the acquisitions of Heany and AIC, the purchase of the property in Phoenix in which CAD operates, and routine capital expenditures. Cash used in investing activities for the prior year was for capital expenditures in the normal course of business.

Financing Activities. Cash used in financing activities was approximately $6.4 million for the year ended December 31, 2024, compared to cash used in financing activities of $16.4 million in the prior year. During 2024 the Company borrowed on its revolving credit facility to fund the acquisitions noted above and utilized cash flow from operations to repay its outstanding credit facility borrowings. In the prior year the Company similarly utilized cash flow from operations to repay credit facility borrowings.

The Company is actively managing its business to optimize cash flow generation. We believe the Company's cash, together with the borrowing availability on our revolving credit facility, is sufficient to fund the Company's working capital needs and service the principal and interest payments due on outstanding debt for at least the next 12 months. Based on a combination of the sustained profitability demonstrated over the past several years and significant available borrowing capacity, the Company believes it is well positioned to support ongoing operations as well as growth initiatives. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, lost customers, regulatory issues, the effects of international trade conflicts between the U.S. and its global trade partners, including any related tariffs, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. See Note 8 of the consolidated financial statements for further information on the Company's total debt.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business to secure the completion of certain contractual requirements. These bonds are secured by certain assets of the Company until the Company’s completion of such contractual requirements. At December 31, 2024, the Company had no secured performance and payment bonds as surety on completion of contractual requirements, compared to $8.1 million of such bonds at December 31, 2023. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

Goodwill and Indefinite Lived Intangible Assets:

As referenced by ASC 350 “Intangibles - Goodwill and other” (“ASC 350”), management performs its annual test for Goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. Because of the Company's strong performance, management performed qualitative testing for all but the CAD Enterprises reporting unit in 2023, and for all but the CAD Enterprises, Marine Products International and Federal Hose reporting units in 2024. The qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform additional quantitative analysis.

Our quantitative impairment analysis utilizes an income approach to estimate the fair value of the reporting unit. The income approach uses a number of factors, including discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (WACC) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

The CAD Enterprises reporting unit includes goodwill of $7.3 million. The quantitative analyses performed in both 2023 and 2024 indicated that fair value exceeded carrying value by 35%. The discount rate used to estimate fair value was 14.6% and 15.1% in 2023 and 2024, respectively, and the increase from the prior year reflects the incremental company specific risks related to the missed profitability projections in 2024. The assumed terminal growth rate for CAD Enterprises was 3%, despite much larger revenue growth in each of the past two years, which terminal growth rate is based on management’s assessment of the likely minimum long-term growth rate for the aerospace industry. The after-tax income margins used to project future margins for the company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic.

The Federal Hose and Marine Products International reporting units include goodwill of $2.2 million and $1.7 million, respectively. The quantitative analysis performed in 2024 indicated that fair value substantially exceeded carrying value and was not particularly sensitive to changes in assumptions.

Our estimates in reaching the conclusion that goodwill is not impaired were based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Potential events and circumstances including global conflicts, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Forward-Looking Statements

The foregoing discussion includes forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements made regarding the Company’s future results. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (b) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (c) actions that governments, businesses and individuals take in response to public health crises, including mandatory business closures and restrictions on onsite commercial interactions; (d) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; in particular the impact of any protectionist trade policies; (e) adverse effects from evolving geopolitical conditions, such as the military conflicts in Ukraine and the Middle East; (f) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industries in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K and the Company’s subsequent filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following pages contain the Financial Statements and Supplementary Data as specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Crawford United Corporation

Cleveland, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford United Corporation (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Assessment

As described in Note 5 to the financial statements, the Company’s consolidated goodwill balance was approximately $18.6 million and $16.5 million at December 31, 2024 and 2023, respectively, which is allocated to the Company’s reporting units. Goodwill is tested for impairment at least annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management made in determining the fair value. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions. In addition, the audit effort involved the use of an auditor-employed professional with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following: (a) Testing management’s processes for estimating the fair value of its reporting units, (b) Obtaining the Company’s discounted cash flow models and evaluating the valuation analysis for mathematical accuracy, (c)  Evaluating whether the valuation techniques applied were appropriate, (d)  Evaluating the significant assumptions provided by management related to revenues, gross profit margins, operating income, long term growth rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/Meaden & Moore, Ltd.

We are uncertain as to the year we began servicing consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1979.

Cleveland, Ohio

February 25, 2025

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$1,543,267	$1,647,175
Accounts receivable less allowance for doubtful accounts	21,014,148	19,671,833
Contract assets	5,470,698	4,822,347
Inventories	18,278,179	17,672,622
Investments	-	665,301
Refundable tax asset	1,728,754	-
Prepaid expenses and other current assets	1,575,240	1,303,780
Total Current Assets	49,610,286	45,783,058

Property, plant and equipment, net	23,179,580	14,686,190

Operating right of use asset, net	6,950,547	8,356,903

OTHER ASSETS:
Goodwill	18,547,704	16,453,049
Intangibles, net of accumulated amortization	10,285,781	8,252,600
Other non-current assets	94,798	107,798
Total Non-Current Assets	28,928,283	24,813,447
Total Assets	$108,668,696	$93,639,598

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2024	2023
CURRENT LIABILITIES:
Notes payable – current	$470,209	$824,226
Real property term loan – current	141,816	-
Accounts payable	12,856,158	11,168,308
Unearned revenue	6,195,473	5,596,706
Accrued income taxes	-	539,876
Accrued expenses	3,542,490	3,292,787
Operating lease liabilities - current	1,414,686	1,714,174
Total Current Liabilities	24,620,832	23,136,077

LONG-TERM LIABILITIES:
Notes payable - related party	-	470,209
Revolving credit facility	-	5,096,672
Real property term loan	5,559,755	-
Operating lease liabilities - noncurrent	5,747,295	6,901,043
Deferred income taxes	391,060	310,250
Total Long-Term Liabilities	11,698,110	12,778,174

STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,870,107 issued at December 31, 2024 and 2,832,966 issued at December 31, 2023	10,218,026	8,878,986
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at December 31, 2024 and December 31, 2023	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,549,627)	(2,237,026)
Class A common shares – 62,559 shares held at December 31, 2024 and 54,074 shares held at December 31, 2023
Class B common shares – 182,435 shares held at December 31, 2024 and December 31, 2023
Retained earnings	61,473,932	47,875,964
Total Stockholders' Equity	72,349,754	57,725,347
Total Liabilities and Stockholders' Equity	$108,668,696	$93,639,598

See accompanying notes to consolidated financial statements.

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2024	December 31, 2023

Total Sales	$150,198,284	$143,885,934
Cost of Sales	108,552,189	106,239,852
Gross Profit	41,646,095	37,646,082

Operating Expenses:
Selling, general and administrative expenses	21,954,718	19,713,611
Operating Income	19,691,377	17,932,471

Other Expenses and (Income):
Interest charges	997,757	1,255,984
Loss (gain) on investments	367,407	(7,330)
Other expense (income), net	680,998	(480,331)
Total Other Expenses and (Income)	2,046,162	768,323
Income before Provision for Income Taxes	17,645,215	17,164,148

Income tax expense	4,047,248	3,869,355
Net Income	$13,597,967	$13,294,793

Net Income Per Common Share - Basic	$3.84	$3.79

Net Income Per Common Share - Diluted	$3.83	$3.77

Weighted Average Shares of Common Stock Outstanding
Basic	3,538,461	3,507,883
Diluted	3,553,008	3,526,836

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2022	$7,351,563	$1,465,522	$1,741,901	$(2,125,252)	$34,581,171	$43,014,905
Share-based compensation expense	1,377,423	-	-	-	-	1,377,423
Stock issuance (see note 6)	150,000	-	-	-	-	150,000
Share repurchase	-	-	-	(111,774)	-	(111,774)
Net income	-	-	-	-	13,294,793	13,294,793
Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347
Share-based compensation expense	1,309,029	-	-	-	-	1,309,029
Stock issuance (see note 6)	30,011	-	-	-	-	30,011
Share repurchase	-	-	-	(312,601)	-	(312,601)
Net income	-	-	-	-	13,597,967	13,597,967
Balance at December 31, 2024	$10,218,026	$1,465,522	$1,741,901	$(2,549,627)	$61,473,932	$72,349,754

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2022	2,791,449	914,283	47,412	182,435	2,744,037	731,848
Stock awards to directors and officers	34,700	-	-	-	34,700	-
Stock issuance (see note 6)	7,317	-	-	-	7,317	-
Stock forfeit	(500)	-	-	-	(500)	-
Share repurchase	-	-	6,662	-	(6,662)	-
Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Stock awards to directors and officers	36,400	-	-	-	36,400	-
Stock issuance (see note 6)	741	-	-	-	741	-
Share repurchase	-	-	8,485	-	(8,485)	-
Balance at December 31, 2024	2,870,107	914,283	62,559	182,435	2,807,548	731,848

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net Income	$13,597,967	$13,294,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,156,361	3,921,740
Loss (Gain) on investments in equity securities	367,407	(7,330)
Reduction in carrying amount of right of use asset	1,432,132	1,720,844
Loss (Gain) on disposal of assets	2,296	(3,988)
Share-based compensation expense	1,309,029	1,377,423
Deferred income taxes	80,810	(1,074,308)
Changes in assets and liabilities:
Accounts receivable	(49,290)	2,212,974
Inventories	312,300	2,355,929
Contract assets	(648,351)	(1,538,046)
Prepaid expenses & other current assets	(168,989)	218,736
Right of use assets	24,154	(457,317)
Other noncurrent assets	13,000	254,691
Accounts payable	1,534,690	(2,849,665)
Lease liabilities	(1,453,236)	(1,150,159)
Accrued income taxes	(2,268,630)	(699,413)
Other current liabilities	224,222	(27,551)
Unearned revenue	598,767	1,241,838
Total adjustments	5,466,672	5,496,398
Net Cash Provided by Operating Activities	19,064,639	18,791,191

Cash Flows from Investing Activities
Cash paid for business acquisitions	(10,910,735)	-
Proceeds from sale of property, plant and equipment	72,000	-
Sale of investments	297,894	-
Capital expenditures	(2,204,527)	(2,032,773)
Net Cash Used in Investing Activities	(12,745,368)	(2,032,773)

Cash Flows from Financing Activities
Payments on related party notes	(824,226)	(1,855,942)
Payments on revolving credit facility	(23,224,222)	(21,667,362)
Borrowings on revolving credit facility	18,112,035	7,276,208
Payments on real property term loan	(76,881)	-
Payments for debt issue costs	(97,284)	-
Share repurchase	(312,601)	(111,774)
Net Cash Used in Financing Activities	(6,423,179)	(16,358,870)
Net (Decrease) Increase in cash and cash equivalents	(103,908)	399,548
Cash and cash equivalents at beginning of period	1,647,175	1,247,627
Cash and cash equivalents at end of period	$1,543,267	$1,647,175
Supplemental disclosures of cash flow information
Interest paid	$986,662	$1,220,439
Income taxes paid	$6,154,088	$5,599,745
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$1,377,803	$457,317
Derecognition of operating lease ROU asset and ROU liability upon building purchase	$4,226,294	$-
Purchase accounting adjustment to Goodwill for a change in inventory	$-	$147,591
Purchase accounting adjustment to Goodwill for a change in fixed assets	$-	$73,520
Issuance of Class A common shares for capital expenditures	$30,011	$150,000
Assumption of debt for purchase of real-estate	$5,869,250	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRAWFORD UNITED CORPORATION
December 31, 2024 and 2023

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

During the year ended December 31, 2024, there were no changes to the Company's significant accounting policies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In  November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and to provide additional qualitative and quantitative disclosures regarding how segments are managed. The Company adopted ASU 2023-07 as of December 31, 2024, in accordance with the required adoption timeline for public entities. The adoption of this ASU did not materially impact its financial statement disclosures, as the Company’s existing segment reporting practices were already in alignment with the new requirements. Due to the Company's decentralized nature involving many operating companies using independent accounting systems, there are not additional significant expense metrics which are regularly provided to the Chief Operating Decision Maker, nor would the computation thereof be easily computable or practical. The Company will continue to evaluate its segment disclosures in future reporting periods to ensure compliance with evolving accounting guidance and disclosure best practices.

In  December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after   December 15, 2024. The Company continues to evaluate the impact of adopting this ASU.

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

Investments in stock: The Company no longer holds investments in stock.  Historically, the reported investment value has been marked-to-market based on the stock market value, which was based on valuation of market quotes from independent active market sources, and is considered a level 1 investment.

Concentration of Credit Risk

For the year ended December 31, 2024, sales to nine customers in the Commercial Air Handling Equipment segment were 26.9% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 21.3% of consolidated sales of the Company. For the year ended December 31, 2023, sales to nine customers in the Commercial Air Handling Equipment segment were 18.9% of consolidated sales of the Company, while sales to nine customers in the Industrial and Transportation products segment accounted for 23.2% of consolidated sales of the Company. The Company has a long-term contractual relationship with a large customer in the Industrial and Transportation products segment.

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

If based on a lack of reliable information, progress cannot be reasonably measured, recognition of revenues (but not costs) is deferred until progress can be reliably measured. If, however, the Company expects that total costs will be recovered, revenues are recognized equal to costs incurred until the Company can reliably measure progress. There were no contracts that were unable to be reasonably measured at December 31, 2024 and 2023.

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

Unearned Revenue

Unearned revenue represents amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for unearned revenue is reversed when the Company satisfies its performance obligations, which are typically satisfied within twelve months, but could occasionally span up to twenty-four months. All unearned revenue is recorded as a current liability, as performance periods beyond one year are unusual and typically due to unexpected circumstances outside of the Company’s control such as construction delays.

Unearned revenue for the year ended  December 31, 2023 was $5,596,706, substantially all of this unearned revenue was recognized in 2024 . Unearned revenue for the year ended December 31, 2024 was $6,195,473, substantially all of which we anticipate recognizing as revenue in 2025.

Disaggregation of Revenue

Revenue earned over time compared to at a point in time was as follows for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023

Earned over time	$69,407,841	$59,572,611
Point in time	80,790,443	84,313,323
Total revenue	$150,198,284	$143,885,934

Deferred Commissions

Commissions are earned based on the status of the contract. Commissions are paid upon receipt of payment for units shipped.

Product Warranties

The Company provides a warranty for its custom air handling business covering parts for 12 months from startup or 18 months from shipment, whichever comes first. The warranty reserve is maintained at a level which, in management’s judgment, is adequate to absorb potential warranties incurred. The amount of the reserve is based on management’s knowledge of the contracts and historical trends. Because of the uncertainties involved in the contracts, it is reasonably possible that management’s estimates may change in the near term. However, the amount of change that is reasonably possible cannot be precisely estimated at this time. There are no material warranty obligations outside of the air handling business, nor are there material returns, refunds, rebates or other forms of variable consideration.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC limits.

Accounts Receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in selling, general and administrative expenses. The majority of the Company's sales are with large and well established corporations, and expected or actual credit losses have not been materially in either of the segments.

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

Marketing Costs
Marketing and advertising costs are classified as selling expenses and expensed as incurred.

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

Reclassifications: Certain 2023 financial information has been reclassified to conform to the 2024 presentation.

3.    ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $21.0 million, $19.7 million, and $21.9 million at December 31, 2024, 2023 and 2022, respectively.

The Company establishes an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information relevant to estimating expected credit losses. The reserve for credit losses was

$206,770, $105,223 and $143,631 at  December 31, 2024, 2023 and 2022, respectively.

4.    INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials and component parts	$3,754,153	$3,989,444
Work-in-process	4,421,230	4,514,263
Finished products	10,956,978	9,846,694
Total inventory	$19,132,361	$18,350,401
Less: inventory reserves	854,182	677,779
Net inventory	$18,278,179	$17,672,622

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

The Company performed its annual impairment test for Goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. In 2024, for all reporting units other than CAD Enterprises, Federal Hose, and Marine Products International the qualitative analysis indicated that a quantitative analysis was not necessary. During 2023 a quantitative analysis was performed for only CAD Enterprises. No impairment was identified in the periods presented.

The Goodwill values are presented below:

	December 31,	December 31,
	2024	2023
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$478,256	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$15,974,793	$15,753,682
Acquisitions	2,094,655	-
Adjustments	-	221,111
Ending Balance	$18,069,448	$15,974,793

Total Company:
Beginning Balance	$16,453,049	$16,231,938
Acquisitions	2,094,655	-
Adjustments	-	221,111
Ending Balance	$18,547,704	$16,453,049

Goodwill increased by $2.1 million from $16.5 million at  December 31, 2023 to $18.5 million at  December 31, 2024. The increase in Goodwill was driven by an addition of $2.1 million in the Industrial and Transportation Products segment related to the acquisitions of Heany Industries, LLC ("Heany") and Advanced Industrial Coatings, LLC ("AIC") in the first and third quarters of 2024, respectively. Goodwill increased by $0.2 million from $16.2 million at  December 31, 2022 to $16.5 million at  December 31, 2023. The increase in Goodwill was driven by a purchase accounting adjustment to Goodwill, recorded in the second quarter of 2023, for Knitting Machinery Company of America (KMC).

Intangible assets relate to the purchase of businesses. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is not amortized, but is reviewed on an annual basis for impairment. Amortization of other intangible assets is calculated on a straight-line basis over periods ranging from one year to 15 years. Intangible assets consisted of the following:

	December 31, 2024	December 31, 2023
Customer list intangibles	$12,650,000	$9,316,000
Non-compete agreements	200,000	200,000
Trademarks	4,604,455	4,466,899
Total intangible assets	17,454,455	13,982,899
Less: accumulated amortization	7,168,674	5,730,299
Intangible assets, net	$10,285,781	$8,252,600

Intangible amortization expense was as follows:

	December 31, 2024	December 31, 2023

Accumulated amortization at the beginning of the period	$5,730,299	$4,469,089
Amortization expense	1,438,375	1,261,210
Accumulated amortization at end of period	$7,168,674	$5,730,299

Intangible amortization for the next five years is as follows:

Amortization in future periods
2025	1,504,250
2026	1,459,168
2027	1,075,621
2028	1,004,940
2029	991,502

6.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expenses as incurred. Property, plant and equipment were as follows:

	December 31,	December 31,
	2024	2023
Land	$1,133,034	$231,034
Buildings and improvements	10,710,202	3,760,203
Machinery & equipment	27,995,645	24,851,703
Total property, plant & equipment	39,838,881	28,842,940
Less: accumulated depreciation	16,659,301	14,156,750
Property plant & equipment, net	$23,179,580	$14,686,190

During the second quarter of 2024, the Company issued 741 Class A Common Shares, valued at $30,011, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. During the second quarter of 2023, the Company issued 7,317 Class A Common Shares, valued at $150,000, to Air Power Dynamics, LLC in an arms-length exchange for a different aerospace tooling machine. Air Power Dynamics, LLC was controlled by Ambassador Edward Crawford, who is the chairman of the Company's board.

During the first quarter of 2024, the Company acquired Heany, which included property, plant and equipment valued at $2.2 million. During the second quarter of 2024, the Company exercised a purchase option for the building and land that CAD Enterprises, Inc. ("CAD") operates out of for $6.9 million, which was financed as described in the debt footnote (Note 8). During the third quarter of 2024, the Company acquired AIC, which included property, plant and equipment valued at $1.1 million.

Depreciation expense for the years ended  December 31, 2024 and 2023 was $2,695,987 and $2,619,244, respectively.

7.  INVESTMENTS IN EQUITY SECURITIES

At certain times, the Company has invested in shares of common stock of other public companies. These investments were marked to market at the end of each reporting period, using observable (Level 1) stock market prices. At  December 31, 2023, the Company held an investment in common stock of another public company. At December 31, 2023, the fair value of this investment was $665,301. Throughout 2024, the fair value (share price) of this investment declined, and the Company sold all of its shares of common stock for proceeds of $297,894.  As of December 31, 2024, the Company no longer held such common stock or any other equity securities of any unaffiliated company.

No shares of common stock in any unaffiliated company were purchased or sold in 2023.

8.      DEBT and NOTES PAYABLE

Debt balances consisted of the following:

	December 31,	December 31,
	2024	2023
Real property term loan	$5,792,369	$-
Revolving credit facility	-	5,112,187
Total debt	5,792,369	5,112,187
Less: current portion	141,816	-
Non-current debt	5,650,553	5,112,187
Less: unamortized debt costs	90,798	15,515
Net non-current debt	$5,559,755	$5,096,672

Revolving Credit Facility

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

The Company entered into a seventh amendment to the Credit Agreement on   November 27, 2023. The Seventh Amendment to the Credit Agreement, among other things, extended the maturity date of the underlying credit facility from   June 1, 2024 to   June 1, 2027, and increased the maximum annual amount that the Company and its subsidiaries  may pay in dividends or other restricted payments to $2,000,000 from $1,250,000.

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

The Company had $30.0 million and $24.9 million available to borrow on the revolving credit facility at December 31, 2024 and 2023, respectively.

Real Property Term Loan

On  May 16, 2024, North 52nd Properties LLC (“North 52nd”), a subsidiary of the Company, purchased certain real property located in Phoenix, Arizona (the “Phoenix Property”) for a purchase price of $6.9 million from Loudermilk, Inc. and its affiliate. The Phoenix Property is utilized by the Company’s subsidiary, CAD, and was previously leased by CAD. The Company exercised its option to purchase the Phoenix Property, which was independently appraised at a value substantially in excess of the purchase price. The purchase of the Phoenix Property included a $1.0 million down payment and was financed with a loan of approximately $5.9 million by MidFirst Bank (“MidFirst”) to North 52nd made pursuant to a Loan Agreement dated  May 16, 2024 by and between North 52nd and MidFirst (the “Loan Agreement”). The loan is secured by the Phoenix Property and guaranteed by the Company and CAD, accrues interest at an annual rate of 7.14%, and is payable in monthly installments until the  May 16, 2034 maturity date. The Loan Agreement provides for customary covenants and events of default, including covenants which require the Company to maintain a fixed charge coverage ratio of not less than 1.2x and a tangible net worth of not less than $10 million, each as of the end of any fiscal year. If the loan is repaid prior to May 16, 2029, it  may be subject to a prepayment premium as further described in the Loan Agreement. The Company entered into an eighth amendment to the Credit Agreement on  May 16, 2024, which adopted amendments necessary to permit the purchase of the Phoenix Property and the financing of the purchase pursuant to the Loan Agreement.

Principal maturities of the real property term loan for each year subsequent to 2024 are as follows:

Total Principal
Payments

2025	$141,816
2026	152,430
2027	163,838
2028	174,988
2029	189,196
2030	203,356
2031	218,576
2032	233,990
2033	252,447
2034	4,061,733
Total principal payments	$5,792,369

The Company was in compliance with all covenants under the Credit Agreement and the Loan Agreement at December 31, 2024.

Notes Payable

In connection with the Company's Komtek Forge acquisition, on January 15, 2021, the Company refinanced its previously outstanding First Francis promissory notes in the aggregate amount of $2,077,384, issued to First Francis Company Inc. ("First Francis"), including accrued interest payable through the refinance date and combined this amount with an existing First Francis promissory note carried by Komtek Forge in the amount of $1,702,400 into one note for a combined $3,779,784 loan due to First Francis, payable in quarterly installments beginning April 15, 2021 and maturing on October 15, 2025. The interest rate on the refinanced loan is 6.25% per annum. First Francis is owned by Ambassador Edward Crawford and Matthew Crawford, both of whom serve on the Board of Directors of the Company.

Notes payable consisted of the following:

	December 31,	December 31,
	2024	2023
First Francis note payable	$470,209	$1,294,435
Total notes payable	470,209	1,294,435
Less current portion	470,209	824,226
Notes payable – non-current portion	$-	$470,209

9.     LEASES

The Company has operating leases for its facilities, vehicles and equipment used in operations. There are no finance leases. The Company has elected the practical expedient on not separating lease and non-lease components. The Company's leases have remaining terms of 2 years to 10 years, some of which include options to extend the leases for up to 10 years.  Lease expense for the years ended  December 31, 2024 and 2023 was approximately $1.8 million and $2.2 million, respectively.

Supplemental balance sheet information related to leases:

	December 31,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets, net	$6,950,547	$8,356,903

Other current liabilities	1,414,686	1,714,174
Operating lease liabilities	5,747,295	6,901,043
Total operating lease liabilities	$7,161,981	$8,615,217
Weighted Average Remaining Lease Term
Operating Leases (in years)	6.9	7.1
Weighted Average Discount Rate
Operating Leases	5.4%	5.0%

Cash payments for its operating leases for the years ended December 31, 2024 and 2023 were $1.8 million and $2.1 million, respectively. Future minimum lease payments at December 31, 2024 were as follows:

Operating
Leases
Year Ending December 31,
2025	$1,764,599
2026	1,578,817
2027	1,209,249
2028	907,375
2029	586,798
Thereafter	2,476,301
Total future minimum lease payments	$8,523,139
Less: imputed interest	(1,361,158)
Total	$7,161,981

10. SHAREHOLDERS’ EQUITY

There are 10,000,000 Class A Shares and 2,500,000 Class B Shares authorized, as well as 1,000,000 Serial Preferred Shares.

1,002,848 unissued shares of Class A common stock at each of   December 31, 2024 and 2023 are reserved for the share-for-share conversion rights of the Class B common stock. The Class A shares have one vote per share and the Class B shares have three votes per share, except under certain circumstances such as voting on voluntary liquidation, sale of substantially all the assets, etc. Dividends up to $0.10 per year, noncumulative, must be paid on Class A shares before any dividends are paid on Class B shares.

During the year ended December 31, 2024, the Company repurchased 1,512 shares on the open market, with the remainder of share repurchases being done in connection with net share settlements on equity grants. During the year ended December 31, 2023, all share repurchases were done in connection with net share settlements. A summary of the Company’s Treasury stock acquired for the years ended December 31, 2023 and December 31, 2024 is as follows:

	TREASURY SHARES
	CLASS A	CLASS B

Balance at December 31, 2022	47,412	182,435
Share repurchase	6,662	-
Balance at December 31, 2023	54,074	182,435
Share repurchase	8,485	-
Balance at December 31, 2024	62,559	182,435

11. STOCK COMPENSATION

On November 20, 2023, the Board of Directors of the Company approved and adopted the Company’s 2023 Omnibus Equity Plan (the “2023 Equity Plan”), which was subsequently approved by the Company's shareholders on May 15, 2024. The 2023 Equity Plan replaced the Company’s 2013 Omnibus Equity Plan, which had expired. The 2023 Equity Plan became effective upon the Board’s approval, and was ratified and approved by the Company’s shareholders at the Company’s 2024 annual meeting of shareholders.

The 2023 Equity Plan is administered by the Company’s Compensation Committee, in coordination with the Board. The 2023 Equity Plan permits awards to be made to officers, employees, consultants and directors of the Company, as selected by the Compensation Committee in coordination with the Board. The 2023 Equity Plan generally provides for the following types of awards: common shares, performance shares, restricted shares, restricted share units, stock appreciation rights and stock options. Stock options may be issued as either incentive stock options or nonqualified stock options.

The aggregate number of Class A common shares of the Company (“Class A Common Shares”) reserved for issuance pursuant to the 2023 Equity Plan is 350,000, and shares may again become available for awards under the 2023 Equity Plan in the event that any portion of an award is forfeited or terminated prior to its complete vesting or exercise.

Awards may be made under the 2023 Equity Plan for a period of ten years from the plan’s effective date, subject to the Board’s ability to amend, alter, suspend, discontinue, or terminate the 2023 Equity Plan or any portion thereof at any time. No changes to the 2023 Equity Plan were made in 2024.

No stock options are outstanding. Non-cash compensation expense, all related to restricted share awards, was $1,309,029 and $1,377,423 for the years ended December 31, 2024 and 2023, respectively. All but an immaterial number of shares issued had no vesting requirements.

	December 31,
	2024	2023

Class A shares issued to Directors and employees related to stock compensation plans	36,400	34,700
Non-cash stock compensation expense	$1,309,029	$1,377,423

12. INCOME TAXES

Income tax expense for 2024 was $4,047,248 which was comprised of $3,966,438 of current income tax expense and $80,810 of deferred income tax expense, resulting in an effective tax rate of 22.9%. Income tax expense for 2023 was $3,869,355 which was comprised of $4,817,023 of current income tax expense and $947,668 of deferred income tax benefit, resulting in an effective tax rate of 22.5%. At December 31, 2024, the Company was in a prepaid tax position, recording a refundable tax asset of $1,728,754 on the consolidated balance sheet.  At December 31, 2023, the Company had accrued income taxes payable of $539,876.

A reconciliation of the provision of income taxes to the statutory federal income tax rate is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

Income Before Provision for Income Taxes	$17,645,215	$17,164,148
Statutory rate	21%	21%
Tax at statutory rate	3,705,495	3,604,471
State taxes, net of federal benefit	614,874	302,484
Release of FIN 48 reserve	(55,000)	(121,000)
Valuation allowance	199,459	-
Deferred Adjustments	-	125,935
Permanent differences	(407,446)	(299,103)
Return to provision adjustments	86,223	262,552
Other	(96,357)	(5,984)
Provision for income taxes	$4,047,248	$3,869,355

Deferred tax assets (liabilities) consist of the following:

	December 31,	December 31,
	2024	2023

Inventories	$350,927	$176,022
Bad debts	36,480	23,197
Accrued liabilities	452,911	527,320
Prepaid expense	(233,550)	(103,037)
Depreciation and amortization	(3,089,986)	(2,464,503)
Capitalized costs	633,214	496,897
Research and development and other credit carryforwards	1,830,209	1,067,816
Right of use lease accounting	50,111	(149,876)
Capital loss carryforward	199,459	-
Directors stock option plan	211,838	203,914
Total deferred tax asset (liability)	441,613	(222,250)
Valuation allowance	(832,673)	(33,000)
Reserve for uncertain tax positions	-	(55,000)
Total reserves & allowances	(832,673)	(88,000)
Net deferred tax liability, net of reserves	$(391,060)	$(310,250)

Valuation Allowance
The Company has a valuation allowance for deferred tax assets based upon certain credits that may not be fully utilized in the future. The Company believes the valuation allowance of $832,673 at December 31, 2024 and $33,000 at December 31, 2023, are adequate.

Reserve for Uncertain Tax Positions

The Company maintains a reserve for unrecognized tax benefits to the extent required in accordance with ASC 740. As of December 31, 2024, the Company had no reserve, compared to $55,000 reserved as of December 31, 2023. The relief of the reserve reflects management’s assessment that the prior reserve was conservative and that no reserve is necessary based on the current evaluation of potential tax liabilities. Due to the inherent uncertainties in this estimate, it is reasonably possible that the Company’s assessment may change in the near term, which may result in the establishment of a reserve.

Tax Credits and Net Operating losses:

At December 31, 2024, the Company has research and development (R&D) and other credit carryforwards for tax purposes which expire as follows:

Tax Year		R& D & Other
Expires	State NOLs	Credits
2025	$-	$3,000
2026	-	3,000
2027	-	3,000
2028	-	3,000
2029	-	3,000
2030	-	3,000
2031	-	3,000
2032	-	3,000
2033	-	3,000
2034	-	3,000
2035	-	3,000
2036	-	-
2037	-	-
2038	-	-
2039 and beyond	-	-
	$-	$33,000

13.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share and is inclusive of A and B Common Shares.

	Years Ended December 31,
	2024	2023

Net Income Per Common Share - Basic
Income available to common stockholders	$13,597,967	$13,294,793
Weighted Average Shares of Common Stock Outstanding	3,538,461	3,507,883

Net Income Per Common Share - Basic	$3.84	$3.79

Effect of Dilutive Securities
Weighted Average Shares of Common Stock Outstanding - Basic	3,538,461	3,507,883
Unvested Restricted Stock Awards	14,547	18,953
Weighted Average Shares of Common Stock Outstanding - Diluted	3,553,008	3,526,836

Net Income Per Common Share – Diluted
Income available to common stockholders	$13,597,967	$13,294,793
Weighted Average Shares of Common Stock Outstanding - Diluted	3,553,008	3,526,836

Net Income Per Common Share - Diluted	$3.83	$3.77

14.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Retirement Plans covering all full-time employees. Company contributions for each of these plans, including matching of employee contributions, are at the Company's discretion.

For the years ended December 31, 2024 and 2023, the Company made matching contributions to the plans in the amount of $479,876 and $389,179 respectively. Komtek Forge makes pension contributions to the United Steelworkers pension fund on behalf of its employees. For the years ended December 31, 2024 and December 31, 2023, these contributions amounted to $71,537 and $66,362 respectively. The Company does not provide any other postretirement benefits to its employees.

15.  ACQUISITIONS

Heany Industries, LLC

Effective  January 2, 2024, Heany Industries, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of Heany Industries, Inc, a New York corporation and specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded the Company's offerings and diversified its customer base. The purchase price was $6.6 million of cash and inclusive of the real estate on which Heany operates.

The Company has substantially completed the purchase price allocation, reflecting estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date. While we may record minor adjustments as additional information becomes available within the measurement period, we do not expect any material changes to the purchase price allocation.

Total Consideration	$6,550,000

Cash	250
Accounts Receivable	540,177
Inventory	737,032
Fixed Assets	2,234,200
Prepaid and Other Assets	79,247
Intangible Assets: Customer List & Trademarks	1,985,000
Goodwill	1,078,716
Total Assets Acquired	$6,654,622

Accounts Payable	$60,047
Accrued Expense	44,575
Total Liabilities Assumed	$104,622
Total Fair Value	$6,550,000

Acquisition transaction costs expensed as incurred were:	$226,701

Goodwill

Goodwill has an assigned value of $1.1 million and represents the expected synergies generated by combining the operations of Heany and the Company. The Company was a long-time customer of Heany and the acquisition allows for a strengthening of the Company's supply chain. The acquired customer relationships have an assigned intangible asset value of $1,934,000, which was determined using an income approach and will be amortized on a straight-line basis over 15 years. The residual intangible asset value of $51,000 relates to trademarks.

Advanced Industrial Coatings, LLC

Effective  August 30, 2024, Advanced Industrial Coatings LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of substantially all the assets of Advanced Industrial Coatings, Inc., a California corporation and specialist in fluoropolymers and other high-performance coatings solutions for the aerospace, semiconductor, medical, energy and other industrial sectors, pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded the Company's offerings and diversified its customer base.

The Company has substantially completed the purchase price allocation, reflecting estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date. While we may record minor adjustments as additional information becomes available within the measurement period, we do not expect any material changes to the purchase price allocation.

Total Consideration	$4,360,985

Accounts Receivable	752,848
Inventory	180,825
Fixed Assets	1,096,717
Prepaid and Other Assets	23,224
Intangible Assets: Customer List	1,400,000
Goodwill	1,015,939
Total Assets Acquired	$4,469,553

Accounts Payable	$93,113
Accrued Expense	15,455
Total Liabilities Assumed	$108,568
Total Fair Value	4,360,985

Acquisition transaction costs expensed as incurred were:	$157,855

Goodwill and Intangible Assets

Goodwill has an assigned value of $1.0 million and represents the expected synergies generated by combining the operations of AIC and the Company. The acquired customer relationships have an assigned intangible asset value of $1.4 million, which was determined using an income approach and will be amortized on a straight-line based over 15 years.

Sales and Net Income for the Acquired Companies

Sales and net income information for Heany and AIC since their respective acquisition dates for the years ended  December 31, 2024 and 2023 are provided below.

	Year ended		Year ended
	December 31, 2024		December 31, 2023
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$6,036,355	$449,497	$-	$-
Advanced Industrial Coatings (acquired August 30, 2024)	1,566,029	130,897	-	-
Subtotal Acquired Companies	7,602,384	580,394	-	-

All Other Companies	142,595,900	13,017,573	143,885,934	13,294,793
Total	$150,198,284	$13,597,967	$143,885,934	$13,294,793

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

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment engage in business activities from which they may recognize revenues and incur expenses, including revenue and expenses relating to transactions with other components of the Company. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by our chief operating decision maker, the chief executive officer, and are considered in making decisions about resources to be allocated to the segment in assessing its performance. Financial information for both segments is available in internal financial statements that are prepared on a monthly basis.

The adoption of  ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" did not materially impact the Company's segment disclosures. Due to the Company’s decentralized nature, which includes many operating companies using independent accounting systems and ledgers, there are not additional significant expense metrics which are regularly provided to the Chief Operating Decision Maker beyond those included below. Additionally, the computation of significant expense categories within the segments would not be easily computable or practical.

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

The Company purchased substantially all of the assets of Crawford SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), in Davie, Florida on January 10, 2022. Separ America develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The company purchased substantially all of the assets of KMC Corp. dba Knitting Machinery Corp. (“Knitting Machinery”), in Cleveland, Ohio and Greenville, Ohio on May 1, 2022. Knitting Machinery specializes in manufacturing hose reinforcement machinery for the plastic, rubber and silicone industries. The Company purchased substantially all of the assets of Heany Industries, Inc ("Heany") in Scottsville, New York on  January 2, 2024. Heany is a specialist in coatings solutions for a variety of aerospace, industrial and bio-medical applications. The Company purchased substantially all of the assets of Advanced Industrial Coatings, Inc ("AIC") in Stockton, California on  August 30, 2024. AIC is a specialist in fluoropolymers and other high-performance coatings solutions for the aerospace, semiconductor, medical, energy and other industrial sectors.

The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of products or services delivered, the customers and end markets served, the appliable revenue recognition methodology and the length of time it takes to deliver products or services to customers. The Commercial Air Handling Equipment segment was identified as a reportable segment consisting of Air Enterprises, because Air Enterprises is strategically and operationally different from our other companies in several ways. First, Air Enterprises sells equipment to end customers and our other businesses that fall into the Industrial and Transportation Products segment sell products, components and coatings to end customers, not equipment. Second, the Commercial Air Handling Equipment segment delivers custom air handling solutions to customers which is different than the Industrial and Transportation Products segment which delivers manufactured metal, silicone, hydraulic and marine hoses, complex engineered components and coatings, highly engineered forgings, highly engineered and machined parts and data analytic technology applications. Third, the Commercial Air Handling Equipment segment serves customers primarily in the health care and education end markets while the Industrial and Transportation Products segment delivers products to customers in the heavy-duty truck manufacturing, agricultural, industrial, petrochemical, aerospace, defense, industrial gas turbine, medical prosthetics, alternative energy and emergency vehicle end markets. Fourth, the Commercial Air Handling Equipment segment recognizes revenue primarily over time while the Industrial and Transportation Products segment recognizes revenue primarily at a point in time. Fifth, the Commercial Air Handling Equipment segment manufactures custom air handling solutions for customers over a period of three to twenty-four months from the time the order is received to the time the air handling solution is delivered to the end customer as compared to the Industrial and Transportation Products segment which sells and delivers products to customers much more quickly, often within 30 days or less. For the reasons previously mentioned, Air Enterprises is strategically and operationally different than the other businesses owned by the Company and management finds it useful to include this business in the Commercial Air Handling Segment which is separate and distinct from all of our other businesses that reside in the Industrial and Transportation Products segment.

Corporate charges not allocated to the segments:

Corporate charges that are not directly attributable to a segment are aggregated in the "Corporate" column below.

Information by industry segment is set forth below:

	Year Ended December 31, 2024
		Industrial
	Commercial	And
	Air	Transportation
	Handling	Products	Corporate	Consolidated
Sales	$65,968,679	$84,229,605	$-	$150,198,284
Gross Profit	23,860,609	17,785,486	-	41,646,095
Operating Income	19,646,183	5,088,181	(5,042,987)	19,691,377
Pretax Income	19,646,183	5,027,695	(7,028,663)	17,645,215
Net Income	14,047,021	3,674,941	(4,123,995)	13,597,967

	Year Ended December 31, 2023
		Industrial
	Commercial	And
	Air	Transportation
	Handling	Products	Corporate	Consolidated
Sales	$58,378,593	$85,507,341	$-	$143,885,934
Gross Profit	19,123,207	18,522,875	-	37,646,082
Operating Income	15,367,247	7,594,668	(5,029,444)	17,932,471
Pretax Income	15,367,247	8,173,742	(6,376,841)	17,164,148
Net Income	10,987,581	6,090,530	(3,783,318)	13,294,793

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Capital Expenditures:
Commercial Air Handling Equipment Segment	$215,418	$250,685
Industrial and Transportation Products Segment	836,147	1,290,742
Corporate	1,152,962	491,346
Total Capital Expenditures	$2,204,527	$2,032,773

Depreciation and Amortization:
Commercial Air Handling Equipment Segment	$289,923	$432,038
Industrial and Transportation Products Segment	3,673,862	3,344,898
Corporate	192,576	144,804
Total Depreciation and Amortization	$4,156,361	$3,921,740

Identifiable Assets:
Commercial Air Handling Equipment Segment	$21,666,328	$20,252,946
Industrial and Transportation Products Segment	78,390,773	70,808,054
Corporate	8,611,595	2,578,598
Total Identifiable Assets	$108,668,696	$93,639,598

Geographical Information
Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

United States of America	$148,647,871	$140,583,071
Canada	648,051	975,866
United Kingdom	218,019	192
Puerto Rico	14,919	1,665,770
Other	669,423	661,035
	$150,198,284	$143,885,934

All export sales to foreign countries are made in US Dollars.

17. QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the years ended December 31, 2024 and 2023. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	Year Ended December 31, 2024
	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024

Sales	$38,439,639	$37,636,088	$36,736,228	$37,386,329
Gross Profit	10,245,033	10,411,315	10,687,649	10,302,098
Operating Income	4,574,090	5,116,181	5,258,441	4,742,665
Net Income	2,996,885	3,283,456	3,369,211	3,948,415
Net Income per Common Share:
Basic	$0.85	$0.93	$0.95	$1.12
Diluted	$0.85	$0.92	$0.95	$1.11

	Year Ended December 31, 2023
	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023

Sales	$39,484,356	$36,933,015	$33,641,513	$33,827,050
Gross Profit	10,516,552	10,474,878	8,909,332	7,745,321
Operating Income	5,119,267	5,152,364	4,296,968	3,363,871
Net Income	3,391,473	3,851,342	2,814,736	3,237,242
Net Income per Common Share:
Basic	$0.97	$1.10	$0.80	$0.92
Diluted	$0.97	$1.09	$0.80	$0.91

18. SUBSEQUENT EVENTS

Effective January 2, 2025, Crawford AE LLC, an Ohio limited liability company (“Air Enterprises”), a wholly-owned subsidiary of Crawford United Corporation (the “Company”), completed the acquisition (the “Transaction”) of all of the issued and outstanding shares of capital stock (the “Shares”) of Rahn Industries, Incorporated, a California corporation, pursuant to an Equity Purchase Agreement entered into as of January 2, 2025 by and among Air Enterprises and Johnny Dale Hancock, as Trustee of the 2018 John Hancock Revocable Trust dated March 6, 2018. Upon the closing of the Transaction, the Shares were transferred and assigned to the Company in consideration of the payment by Air Enterprises of a purchase price of approximately $13 million in cash, which is subject to certain post-closing adjustments based on working capital, indebtedness and selling expenses, as specified in the Equity Purchase Agreement.

The Company has evaluated subsequent events through February 27, 2025. Based on this evaluation, the Company has determined that there have been no other events that have occurred that would require disclosure in the consolidated financial statements.

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

As of December 31, 2024, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as required by Rule 13a-15(c) of the Exchange Act. In making this evaluation, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

February 27, 2025

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item as to the Audit Committee, the Audit Committee financial expert, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and disclosure of the Company's insider trading policies and procedures is incorporated herein by reference to the information set forth under the captions "Information Regarding Meetings and Committees of the Board of Directors," "Delinquent Section 16(a) Reports" and "Insider Trading Policies and Procedures" in the Company's definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under the Company’s existing equity compensation plans, including the Company’s 2023 Omnibus Equity Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	1,500	-	313,600
Equity compensation plans not approved by security holders	-	-	-
Total	1,500	-	313,600

1.	This amount reflects the total amount of Class A Common Shares remaining available for issuance under the 2023 Omnibus Equity Plan at December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14, which includes the fees of the Company’s principal accountants, Meaden & Moore, Ltd. (PCAOB ID 314), is incorporated by reference to the information set forth under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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
2.1(a)

Asset Purchase Agreement dated January 3, 2024, by and among Heany Industries, LLC, Heany Industries, Inc., Scott Zolnier and 249 Briarwood Lane LLC (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 8, 2024).

2.1(b)

Asset Purchase Agreement dated August 30, 2024, by and among Advanced Industrial Coatings, LLC, Advanced Industrial Coatings, Inc., Dave Arney, Mariann Arney, Ronald Cymanski, JoAnn Cymanski and Steve Hockett (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on September 3, 2024).

2.1(c)

Equity Purchase Agreement dated January 2, 2025, by and among Crawford AE LLC and Johnny Dale Hancock, as Trustee of the 2018 John Hancock Revocable Trust dated March 6, 2018 (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K as filed with the Commission on January 7, 2025).

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

10(f)	Credit Agreement, dated June 1, 2017, as amended by that certain First Amendment Agreement, dated as of July 5, 2018, that certain Second Amendment Agreement, dated as of September 30, 2019, that certain Third Amendment Agreement, dated as of December 30, 2019, that certain Fourth Amendment Agreement, dated as of January 15, 2021, that certain Fifth Amendment Agreement, dated as of March 2, 2021, that certain Sixth Amendment Agreement, dated as of June 12, 2023, and that certain Seventh Amendment Agreement, dated as of November 27, 2023, among Crawford United Corporation, the other Borrowers referenced therein, and JPMorgan Chase Bank, N.A. and that certain Eight Amendment Agreement, dated as of May 16, 2024, among Crawford United Corporation, the other Borrowers referenced therein, JPMorgan Chase Bank, N.A. (incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-Q as filed with the Commission on July 31, 2024).
10(g)	Loan Agreement, dated May 16, 2023, by and between North 52nd Properties, LLC and MidFirst Bank (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on May 22, 2024).
10(h)	Crawford United Corporation 2023 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on November 21, 2023).**
10(i)	Form of Restricted Shares Award Agreement for Employees under the 2023 Omnibus Equity plan (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on November 21, 2023).**
10(j)	Form of Common Shares Award Agreement for Directors under the 2023 Omnibus Equity Plan (incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K filed with the Commission on November 21, 2023).**
14	Crawford United Corporation Financial Code of Ethics for the Chief Executive Officer and Specified Financial Officers.
19	Crawford United Corporation Insider Trading Policy
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a)Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

CRAWFORD UNITED CORPORATION

By: /s/ Brian E. Powers Brian E. Powers President and Chief Executive Officer Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 27th day of February, 2025:

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
Luis E. Jimenez

CRAWFORD UNITED CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Period	Expenses	Deductions	End of Period
Year Ended December 31, 2023
Reserve for doubtful accounts	$143,631	$-	$(38,408)	$105,223
Reserve for inventory obsolescence	1,357,947	58,000	(738,167)	677,780
Reserve for product warranty	65,000	709,409	(571,796)	202,613
Valuation allowance for deferred taxes	39,000	-	(6,000)	33,000
Reserve for uncertain tax positions	$176,000	$-	$(121,000)	$55,000

Year Ended December 31, 2024
Reserve for doubtful accounts	$105,223	$101,547	$-	$206,770
Reserve for inventory obsolescence	677,780	371,232	(18,621)	1,030,391
Reserve for product warranty	202,613	251,141	(123,911)	329,843
Valuation allowance for deferred taxes	33,000	799,673	-	832,673
Reserve for uncertain tax positions	$55,000	$-	$(55,000)	$-