Form 10-Q
period 2025-03-31
CRAWFORD UNITED Corp
filed 2025-05-08
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, 2,820,084 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,737,750	$1,543,267
Accounts receivable less allowance for credit losses	26,871,032	21,014,148
Contract assets	7,194,324	5,470,698
Inventories	21,404,006	18,278,179
Refundable tax asset	676,000	1,728,754
Prepaid expenses and other current assets	1,778,782	1,575,240
Total Current Assets	59,661,894	49,610,286

Property, plant and equipment, net	24,153,368	23,179,580

Operating right of use asset, net	9,310,749	6,950,547

OTHER ASSETS:
Goodwill	22,608,900	18,547,704
Intangibles, net of accumulated amortization	13,940,972	10,285,781
Other non-current assets	167,289	94,798
Total Non-Current Assets	36,717,161	28,928,283
Total Assets	$129,843,172	$108,668,696

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable – current	$256,041	$470,209
Real property term loan – current	144,362	141,816
Accounts payable	15,601,114	12,856,158
Unearned revenue	4,974,934	6,195,473
Accrued expenses	3,943,866	3,542,490
Operating lease liabilities - current	2,302,555	1,414,686
Total Current Liabilities	27,222,872	24,620,832

LONG-TERM LIABILITIES:
Revolving credit facility	12,899,978	-
Real property term loan	5,523,732	5,559,755
Operating lease liabilities - noncurrent	7,231,818	5,747,295
Deferred income taxes	1,697,264	391,060
Total Long-Term Liabilities	27,352,792	11,698,110

STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,887,357 issued at March 31, 2025 and 2,870,107 issued at December 31, 2024	10,201,977	10,218,026
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at March 31, 2025 and December 31, 2024	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,746,858)	(2,549,627)
Class A common shares – 67,273 shares held at March 31, 2025 and 62,559 shares held at December 31, 2024
Class B common shares – 182,435 shares held at March 31, 2025 and December 31, 2024
Retained earnings	64,604,966	61,473,932
Total Stockholders' Equity	75,267,508	72,349,754
Total Liabilities and Stockholders' Equity	$129,843,172	$108,668,696

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Total Sales	$43,314,111	$38,439,639
Cost of Sales	31,252,489	28,194,606
Gross Profit	12,061,622	10,245,033

Operating Expenses:
Selling, general and administrative expenses	7,168,770	5,670,943
Operating Income	4,892,852	4,574,090

Other Expense and (Income):
Interest charges	326,624	237,841
Loss on investments	-	118,077
Other expense	351,654	72,263
Total Other Expense	678,278	428,181
Income before Provision for Income Taxes	4,214,574	4,145,909

Income tax expense	1,083,540	1,149,024
Net Income	$3,131,034	$2,996,885

Net Income Per Common Share - Basic	$0.88	$0.85

Net Income Per Common Share - Diluted	$0.88	$0.85

Weighted Average Shares of Common Stock Outstanding
Basic	3,548,310	3,533,012
Diluted	3,550,683	3,538,292

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended March 31, 2025 and 2024

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2024	$10,218,026	$1,465,522	$1,741,901	$(2,549,627)	$61,473,932	$72,349,754
Share-based compensation expense	(16,049)	-	-	-	-	(16,049)
Share repurchase	-	-	-	(197,231)	-	(197,231)
Net Income	-	-	-	-	3,131,034	3,131,034
Balance at March 31, 2025	$10,201,977	$1,465,522	$1,741,901	$(2,746,858)	$64,604,966	$75,267,508

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2024	2,870,107	914,283	62,559	182,435	2,807,548	731,848
Stock awards to directors and officers	17,250	-	-	-	17,250	-
Share repurchase	-	-	4,714	-	(4,714)	-
Balance at March 31, 2025	2,887,357	914,283	67,273	182,435	2,820,084	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347
Share-based compensation expense	612,354	-	-	-	-	612,354
Share repurchase	-	-	-	(252,269)	-	(252,269)
Net Income	-	-	-	-	2,996,885	2,996,885
Balance at March 31, 2024	$9,491,340	$1,465,522	$1,741,901	$(2,489,295)	$50,872,849	$61,082,317

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Stock awards to directors and officers	36,400	-	-	-	36,400	-
Share repurchase	-	-	6,973	-	(6,973)	-
Balance at March 31, 2024	2,869,366	914,283	61,047	182,435	2,808,319	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Income	$3,131,034	$2,996,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,178,437	1,038,052
Loss on investments in equity securities	-	118,077
Reduction in carrying amount of right of use asset	600,816	453,669
Share-based compensation expense	(16,049)	612,354
Changes in assets and liabilities:
Accounts receivable	(3,332,484)	(5,175,695)
Inventories	(1,052,482)	(670,089)
Contract assets	(1,723,626)	(215,140)
Prepaid expenses & other current assets	(63,266)	(679,078)
Right of use assets	-	(107,907)
Other noncurrent assets	(3,733)	13,000
Accounts payable	2,500,118	3,573,509
Lease liabilities	(588,625)	(344,294)
Accrued income taxes	1,052,754	1,149,177
Other current liabilities	(56,169)	(14,779)
Unearned revenue	(1,220,539)	75,787
Total adjustments	(2,724,848)	(173,357)
Net Cash Provided by Operating Activities	406,186	2,823,528

Cash Flows from Investing Activities
Cash paid for business acquisitions	(12,256,270)	(6,549,750)
Proceeds from sale of property, plant and equipment	4,500	72,000
Sale of investments	-	135,625
Capital expenditures	(412,603)	(436,820)
Net Cash Used in Investing Activities	(12,664,373)	(6,778,945)

Cash Flows from Financing Activities
Payments on related party notes	(214,168)	(201,289)
Payments on revolving credit facility	(2,798,446)	(2,351,000)
Borrowings on revolving credit facility	15,698,424	7,859,942
Payments on real property term loan	(35,909)	-
Share repurchase	(197,231)	(252,269)
Net Cash Provided by Financing Activities	12,452,670	5,055,384
Net Increase in cash and cash equivalents	194,483	1,099,967
Cash and cash equivalents at beginning of period	1,543,267	1,647,175
Cash and cash equivalents at end of period	$1,737,750	$2,747,142
Supplemental disclosures of cash flow information
Interest paid	$319,295	$230,169
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$-	$107,907
Purchase accounting adjustment to Goodwill for a change in inventory	$63,624	$-
Purchase accounting adjustment to Goodwill for a change in fixed assets	$90,400	$-

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2025

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the three-month period ended  March 31, 2025 there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

In   November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and to provide additional qualitative and quantitative disclosures regarding how segments are managed. The Company adopted ASU 2023-07 as of  December 31, 2024, in accordance with the required adoption timeline for public entities. The adoption of this ASU did not materially impact its financial statement disclosures, as the Company’s existing segment reporting practices were already in alignment with the new requirements. Due to the Company's decentralized nature involving many operating companies using independent accounting systems, there are not additional significant expense metrics which are regularly provided to the CODM, nor would the computation thereof be easily computable or practical. The Company will continue to evaluate its segment disclosures in future reporting periods to ensure continued compliance with evolving accounting guidance and disclosure best practices.

In   December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after  December 15, 2024. The Company will make the requisite updates in the notes to the annual financial statements for the period ending December 31, 2025.

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

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $26,871,032, $21,014,148, and $21,884,807 at March 31, 2025,  December 31, 2024  and December 31, 2023, respectively.

The Company establishes an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information relevant to estimating expected credit losses. The reserve for credit losses was $147,782, $206,770, and $105,223 at March 31, 2025,  December 31, 2024, and December 31, 2023, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	March 31,	December 31,
	2025	2024
Raw materials and component parts	$6,565,090	$3,754,153
Work-in-process	5,600,760	4,421,230
Finished products	10,617,828	10,956,978
Total inventory	$22,783,678	$19,132,361
Less: inventory reserves	1,379,672	854,182
Net inventory	$21,404,006	$18,278,179

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over the fair value of identifiable assets acquired. U.S. GAAP requires that both indefinite-lived intangible assets and goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect the significant inputs used to determine the fair value of the asset group or reporting unit to determine whether an interim quantitative impairment test is required. The Company performed its annual impairment test for goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. In 2024, for all reporting units other than CAD Enterprises, Federal Hose and Marine Products International, the qualitative analysis indicated that a quantitative analysis was not necessary. For the identified reporting units, impairment testing was performed as of  December 31, 2024 using an income approach based on management’s determination of the prospective financial information, and no indefinite-lived intangible assets or goodwill was determined to be impaired.

There were no impairment indicators identified during the three-month periods ended March 31, 2025 or March 31, 2024.

Goodwill increased by $4.1 million from $18.5 million at  December 31, 2024 to $22.6 million at  March 31, 2025. The increase in Goodwill was driven primarily by an addition of $3.9 million in the Industrial and Transportation Products segment related to the acquisition of Rahn Industries Incorporated ("Rahn") in the  first quarter of 2025. Also contributing to the increase in goodwill were final fair value adjustments to the inventory and fixed assets of Heany Industries LLC ("Heany"), in the amount of $63,624 and $90,400, respectively.

Goodwill increased by $2.1 million from $16.5 million at   December 31, 2023 to $18.5 million at   December 31, 2024. The increase in Goodwill was driven by an addition of $2.1 million in the Industrial and Transportation Products segment related to the acquisitions of Heany and Advanced Industrial Coatings, LLC ("AIC") in the first and third quarters of 2024, respectively.

Goodwill by reportable segment is as follows:

	March 31,	December 31,
	2025	2024
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	3,907,172	-
Adjustments	-	-
Ending Balance	$4,385,428	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$18,069,448	$15,974,793
Acquisitions	-	2,094,655
Adjustments	154,024	-
Ending Balance	$18,223,472	$18,069,448

Total Company:
Beginning Balance	$18,547,704	$16,453,049
Acquisitions	3,907,172	2,094,655
Adjustments	154,024	-
Ending Balance	$22,608,900	$18,547,704

The Company's intangible assets have primarily been generated via acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets consist of the following:

	March 31,	December 31,
	2025	2024
Customer list intangibles	$16,750,000	$12,650,000
Non-compete agreements	200,000	200,000
Trademarks	4,604,455	4,604,455
Total intangible assets	21,554,455	17,454,455
Less: accumulated amortization	7,613,483	7,168,674
Intangible assets, net	$13,940,972	$10,285,781

Amortization of intangible assets was $444,809 and $350,336 for the three months ended March 31, 2025 and 2024, respectively. The $4.1 million increase in customer relationships value from $12.7 million at December 31, 2024 to $16.8 million at March 31, 2025 resulted from the Rahn acquisition.

Intangible amortization for the remainder of 2025 and the next four years is expected to be as follows:

Amortization in future periods
Remainder of 2025	$1,335,275
2026	1,732,501
2027	1,346,455
2028	1,278,273
2029	1,264,835

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	March 31,	December 31,
	2025	2024
Land	$1,133,034	$1,133,034
Buildings and improvements	11,248,687	10,710,202
Machinery & equipment	29,162,144	27,995,645
Total property, plant & equipment	41,543,865	39,838,881
Less: accumulated depreciation	17,390,497	16,659,301
Property plant & equipment, net	$24,153,368	$23,179,580

During the first quarter of 2025, the Company acquired Rahn, which included property, plant and equipment valued at $1.4 million.

During the first quarter of 2024, the Company acquired Heany, which included property, plant and equipment valued at $2.2 million. During the second quarter of 2024, the Company exercised a purchase option for the building and land that CAD Enterprises, Inc. ("CAD") operates out of for $6.9 million, which was financed as described in the debt footnote (Note 7). During the third quarter of 2024, the Company acquired AIC, which included property, plant and equipment valued at $1.1 million.

During the second quarter of 2024, the Company issued 741 Class A Common Shares, valued at $30,011, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. Air Power Dynamics, LLC was controlled by Ambassador Edward Crawford, who is the chairman of the Company's board.

Depreciation expense was $731,196 and $679,959 for the three months ended March 31, 2025 and 2024, respectively.

7.  BANK DEBT

Debt balances consisted of the following:

	March 31,	December 31,
	2025	2024
Real property term loan	$5,756,460	$5,792,369
Revolving credit facility	12,899,978	-
Total debt	18,656,438	5,792,369
Less: current portion	144,362	141,816
Non-current debt	18,512,076	5,650,553
Less: unamortized debt costs	88,366	90,798
Net non-current debt	$18,423,710	$5,559,755

Revolving Credit Facility

The Company and certain of its subsidiaries are parties to a Credit Agreement with JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), which provides for a $30 million revolving credit facility that matures on June 1, 2027.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to Prime Rate or SOFR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for SOFR loans. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. The maximum annual amount that the Company and its subsidiaries may pay in dividends or other restricted payments is $2 million.

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

The Company had $17.1 million and $30.0 million available to borrow on the revolving credit facility at  March 31, 2025 and  December 31, 2024, respectively. The decrease in availability is the result of the Rahn acquisition being financed with the revolving credit facility.

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

The Company was in compliance with all covenants under the Credit Agreement and Loan Agreement at March 31, 2025.

8.     NOTES PAYABLE

Notes Payable – Related Party

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

Notes payable consists of the following:

	March 31,	December 31,
	2025	2024
First Francis note payable	$256,041	$470,209
Total notes payable	256,041	470,209
Less current portion	256,041	470,209
Notes payable – non-current portion	$-	$-

9. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms of under one year to 10 years, some of which include options to extend the leases for up to 10 years.

Supplemental balance sheet information related to leases:

	March 31,	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets, net	$9,310,749	$6,950,547

Operating lease liabilities – current	2,302,555	1,414,686
Operating lease liabilities – noncurrent	7,231,818	5,747,295
Total operating lease liabilities	$9,534,373	$7,161,981
Weighted Average Remaining Lease Term
Operating Leases (in years)	6.6	6.9
Weighted Average Discount Rate
Operating Leases	5.7%	5.4%

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,

	2025	2024

Earnings Per Share - Basic
Net Income	$3,131,034	$2,996,885
Weighted average shares of common stock outstanding - Basic	3,548,310	3,533,012
Earnings Per Share - Basic	$0.88	$0.85

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,548,310	3,533,012
Unvested Restricted Stock Awards	2,373	5,280
Weighted average shares of common stock - Diluted	3,550,683	3,538,292
Earnings Per Share - Diluted	$0.88	$0.85

11. ACQUISITIONS

Heany Industries, LLC

Effective  January 2, 2024, Heany Industries, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of Heany Industries, Inc, a New  York corporation and specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded the Company's offerings and diversified its customer base. The purchase price after working capital adjustment was $6.6 million of cash and inclusive of the real estate on which Heany operates. The purchase price allocation is complete. During the first quarter of 2025, fair market value reductions to fixed assets and inventory were recorded for $154,024, with the corresponding adjustment being an increase to goodwill.

Total Consideration	$6,550,000

Cash	$250
Accounts Receivable	540,177
Inventory	673,407
Fixed Assets	2,143,860
Prepaid and Other Assets	79,247
Intangible Assets: Customer List & Trademarks	1,985,000
Goodwill	1,232,681
Total Assets Acquired	$6,654,622

Accounts Payable	$60,047
Accrued Expense	44,575
Total Liabilities Assumed	104,622
Total Fair Value	$6,550,000

Acquisition transaction costs incurred were:	$226,701

Goodwill has an assigned value of $1.2 million and represents the expected synergies generated by combining the operations of Heany and the Company. The Company was a long-time customer of Heany and the acquisition allows for a strengthening of the Company's supply chain. The acquired customer relationships have an assigned intangible asset value of $1,934,000, which was determined using an income approach and will be amortized on a straight-line basis over 15 years. The residual intangible asset value of $51,000 relates to trademarks.

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

Total Consideration	$4,360,985

Accounts Receivable	$752,848
Inventory	180,825
Fixed Assets	1,096,717
Prepaid and Other Assets	23,224
Intangible Assets: Customer List	1,400,000
Goodwill	1,015,939
Total Assets Acquired	$4,469,553

Accounts Payable	$93,113
Accrued Expense	15,455
Total Liabilities Assumed	108,568
Total Fair Value	$4,360,985

Acquisition transaction costs incurred were:	$158,332

Goodwill has an assigned value of $1.0 million and represents the expected synergies generated by combining the operations of AIC and the Company. The acquired customer relationships have an assigned intangible asset value of $1.4 million, which was determined using an income approach and will be amortized on a straight-line based over 15 years.

Rahn Industries Incorporated

Effective  January 2, 2025, Crawford AE LLC, an Ohio limited liability company (“Air Enterprises”), a wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the issued and outstanding shares of capital stock of Rahn Industries, Incorporated, a California corporation. Rahn is a leading manufacturer of HVAC coils and related coatings, serving both OEM and aftermarket customers in the healthcare, industrial, energy, and defense industries. The purchase price after working capital adjustment was $12.7 million in cash.

The Company has made substantial progress with the purchase price allocation, reflecting estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date. We  may record fair value adjustments, particularly to inventory, fixed assets or deferred taxes, as additional information becomes available within the measurement period regarding circumstances existing at the acquisition date.

Total Consideration	$12,659,328

Cash	$403,058
Accounts Receivable	2,524,400
Inventory	2,136,970
Fixed Assets	1,395,780
Operating Right of Use Asset	2,961,017
Prepaid and Other Assets	209,034
Intangible Assets: Customer List	4,100,000
Goodwill	3,907,172
Total Assets Acquired	$17,637,431

Accounts Payable	$244,837
Accrued Expense	466,045
Operating Lease Liabilities	2,961,017
Deferred Tax	1,306,204
Total Liabilities Assumed	4,978,103
Total Fair Value	$12,659,328

Acquisition transaction costs incurred were:	$478,763

Sales and Net Income (Loss) for the Acquired Companies

Sales and net income (loss) information for Heany, AIC and Rahn since their respective acquisition dates for the three months ended March 31, 2025 and 2024 are provided below.

	Three Months ended		Three Months ended
	March 31, 2025		March 31, 2024
	Sales	Net Income (Loss)	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$1,384,712	$(181,990)	$1,455,531	$19,469
Advanced Industrial Coatings (acquired August 30, 2024)	1,043,438	10,068	-	-
Rahn Industries (acquired January 2, 2025)	4,309,615	132,969	-	-
Subtotal Acquired Companies	$6,737,765	$(38,953)	$1,455,531	$19,469

All Other Companies	36,576,346	3,169,987	36,984,108	2,977,416
Total	$43,314,111	$3,131,034	$38,439,639	$2,996,885

12. REVENUE RECOGNITION

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

Unearned revenue represents amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for unearned revenue is reversed when the Company satisfies its performance obligations, which are typically satisfied within twelve months, but could span up to twenty-four months. All unearned revenue is recorded as a current liability, as performance periods beyond one year are usually due to unexpected circumstances outside of the Company’s control such as construction delays. At December 31, 2024, the unearned revenue balance was $6.2 million, $3.6 million of which was recognized during the quarter ended March 31, 2025.

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

Commercial Air Handling Equipment:

The Commercial Air Handling Equipment segment was added  June 1, 2017, when the Company purchased certain assets and assumed certain liabilities of Air Enterprises Acquisition LLC in Akron, Ohio. The acquired business, which operates under the name Air Enterprises, is an industry leader in designing, manufacturing and installing large-scale commercial, institutional, and industrial custom air handling solutions. Its customers are typically in the health care, education, pharmaceutical and industrial manufacturing markets in the United States. The custom air handling units are constructed of non-corrosive aluminum, resulting in sustainable, long-lasting, and energy efficient solutions with life expectancies of 50 years or more. These products are distributed through a network of sales representatives, based on relationships with health care networks, building contractors and engineering firms. The custom air handling equipment is designed, manufactured and installed under the brand names FactoryBilt® and SiteBilt®. FactoryBilt® air handling solutions are designed, fabricated and assembled in a vertically integrated process entirely within the Akron, Ohio facility. SiteBilt® air handling solutions are designed and fabricated in Akron, but are then crated and shipped to the field and assembled on-site. The segment also includes Rahn Industries Incorporated, which was added on  January 2, 2025. Rahn is a leading manufacturer and coater of HVAC coils, the single largest expenditure by Air Enterprises. Rahn serves both OEM and aftermarket customers in the healthcare, industrial, energy, and defense industries.

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

The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of products or services delivered, the customers and end markets served, the appliable revenue recognition methodology and the length of time it takes to deliver products or services to customers. The Commercial Air Handling Equipment segment was identified as a reportable segment consisting of Air Enterprises and Rahn, because these businesses are strategically and operationally different from our other companies in several ways. First, most of this segment's sales are of equipment , while our other businesses that fall into the Industrial and Transportation Products segment sell products, components and coatings to end customers, not equipment. Second, the Commercial Air Handling Equipment segment delivers custom air handling solutions to customers which is different than the Industrial and Transportation Products segment which delivers manufactured metal, silicone, hydraulic and marine hoses, complex engineered components and coatings, highly engineered forgings, highly engineered and machined parts and data analytic technology applications. Third, the Commercial Air Handling Equipment segment serves customers primarily in the health care and education end markets while the Industrial and Transportation Products segment delivers products to customers in the heavy-duty truck manufacturing, agricultural, industrial, petrochemical, aerospace, defense, industrial gas turbine, medical prosthetics, alternative energy and emergency vehicle end markets. Fourth, the Commercial Air Handling Equipment segment recognizes revenue primarily over time while the Industrial and Transportation Products segment recognizes revenue primarily at a point in time. Fifth, the Commercial Air Handling Equipment segment manufactures custom air handling solutions for customers over a period of up to twenty-four months from the time the order is received to the time the air handling solution is delivered to the end customer as compared to the Industrial and Transportation Products segment which sells and delivers products to customers much more quickly, often within 30 days or less. For the reasons previously mentioned, Air Enterprises and Rahn are strategically and operationally different than the other businesses owned by the Company and management finds it useful to include these businesses in the Commercial Air Handling Segment which is separately managed and distinct from all of our other businesses that reside in the Industrial and Transportation Products segment.

Corporate charges not allocated to the segments:

Corporate charges that are not directly attributable to a segment are aggregated in the "Corporate" column below.

Information by industry segment is set forth below:

	Three Months Ended
	March 31,
	2025	2024
Sales summary by segment
Commercial Air Handling	$21,077,475	$16,978,444
Industrial and Transportation Products	22,236,636	21,461,195
Total Sales	43,314,111	38,439,639

Gross profit summary by segment
Commercial Air Handling	7,124,068	5,632,095
Industrial and Transportation Products	4,937,554	4,612,938
Total Gross Profit	12,061,622	10,245,033

Segment operating profit
Commercial Air Handling	4,923,311	4,548,801
Industrial and Transportation Products	1,432,075	1,575,114
Total Segment Operating Profit	6,355,386	6,123,915

Corporate charges not allocated to segments	1,462,534	1,549,825
Operating Income	4,892,852	4,574,090

Interest charges	326,624	237,841
Loss on investments	-	118,077
Other expense	351,654	72,263
Income before Provision for Income Taxes	$4,214,574	$4,145,909

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at March 31, 2025 and December 31, 2024, results of operations for the three month periods ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Items Affecting the Comparability of our Financial Results

The Company purchased the capital stock of Rahn Industries Incorporated ("Rahn"), located in Whittier, California and Portland, Tennessee, on January 2, 2025. Accordingly, in light of the timing of this transaction, Rahn is included in the results of the Commercial Air Handling segment for the three month period ended March 31, 2025 but not the three month period ended March 31, 2024.

The Company purchased substantially all of the operating assets of Advanced Industrial Coatings, Inc. ("AIC") located in Stockton, California on August 30, 2024. Accordingly, in light of the timing of this transaction, AIC is included in the results of the Industrial and Transportation Products segment for the three month period ended March 31, 2025 but not the three month period ended March 31, 2024.

The Company acquired all of the operating assets of Heany Industries, Inc. ("Heany") located in Scottsville, New York on January 2, 2024. As January 1, 2024 was not a business day, the three month periods ended March 31, 2025 and 2024 are both inclusive of a full quarter of Heany's operations.

Results of Operations – Three Months Ended March 31, 2025 and 2024

   Sales for the quarter ended March 31, 2025 (“current quarter”) increased to $43.3 million, an increase of $4.9 million or 12.7% from sales of $38.4 million during the same quarter of the prior year. The increase in sales for the quarter ended March 31, 2025 was driven by the Company's acquisitions of Rahn and AIC. Absent these acquisitions, sales remained materially consistent.

    Cost of sales for the current quarter was $31.3 million compared to $28.2 million for the same quarter of the prior year, an increase of $3.1 million, or 10.8%, which is attributable to the increase in sales. Gross margin of 27.8% in the current quarter increased from 26.7% in the same quarter of the prior year. The margin improvement is due to a greater proportion of sales coming from our growing Commercial Air Handling segment which operates at higher margins.

Selling, general and administrative expenses (SG&A) in the current quarter were $7.2 million, compared to $5.7 million, in the same quarter of the prior year. This increase in SG&A expenses is primarily due to the acquisition of Rahn and AIC, as well as other strategic investments in talent aimed at managing and supporting the Company's growth.

Interest charges in the current quarter were $0.3 million compared to $0.2 million in the same quarter of the prior year. The increase in interest expense is a result of average total debt outstanding having increased due to the acquisition of Rahn and the purchase of CAD Enterprises' property, partially offset by a decrease in interest rates. Average total debt (including notes) and average interest rates for the current quarter were $19.5 million and 6.5%, respectively, compared to $12.3 million and 7.1%, respectively, in the same quarter of last year.

The Company no longer holds stock investments in other companies, and therefore did not have a gain or loss to report in the quarter ended March 31, 2025. In the prior year quarter, the Company reported a loss of $0.1 million, attributed to market price changes of the Company's stock investment.

The Company had other expense of $0.4 million in the current quarter, primarily resulting from fees related to merger and acquisition activities. The Company had less than $0.1 million of other expense for the same quarter of the prior year.

Income tax expense in the current quarter was $1.1 million compared to $1.1 million in the same quarter of the prior year. The effective tax rate in the current quarter of 25.7% in the current quarter has decreased from 27.7% in the prior quarter, largely as the result of an increase in activities that qualify for research and development tax credits

Net income in the current quarter was $3.1 million, or $0.88 per diluted share, as compared to net income of $3.0 million, or $0.85 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended March 31, 2025 increased to $21.1 million, an increase of approximately $4.1 million, or 24.1%, from sales of $17.0 million during the same period of the prior year. The increase was driven by the Company's acquisition of Rahn. Absent the acquisition, sales remained materially consistent.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $4.9 million, or 23.4%, compared to $4.5 million, or 26.8% in the same quarter of the prior year, an increase of $0.4 million, but a decrease of  340 basis points. The increase in operating profit is the result of the sales increase. The decline in operating profit margin is exclusively the result of the addition of Rahn. While Rahn carries higher margins than the companies in the Industrial and Transportation Products Segment, the operating margin on coils is not as high as on air handling units. Operating profit margin on the pre-existing business improved 140 basis points from the prior year quarter to the current quarter.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended March 31, 2025 were $22.2 million, an increase of approximately $0.8 million, or 3.6%, from sales of $21.5 million during the same period of the prior year. The increase was driven by the Company's acquisition of AIC. Absent the acquisition, sales remained materially consistent.

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $1.4 million, or 6.4%, compared to $1.6 million, or 7.3%, in the same quarter of the prior year, a decrease of $0.1 million or 90 basis points. While the AIC was profitable in 2024, customer seasonality resulted in a break-even quarter ended March 31, 2025, thus negatively impacting operating profit margins. The remainder of the decline in operating profit margins was largely the result of Heany, which was negatively impacted by increased costs that were not yet able to be passed along to customers.

Liquidity and Capital Resources

The Company’s credit agreement, by and among the Company, its subsidiaries and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million. At March 31, 2025, there was approximately $17.1 million of borrowing availability under the credit facility, which decreased from $30.0 million of borrowing availability at December 31, 2024, as the Company borrowed cash to fund the acquisition of Rahn.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2025, compared to $2.8 million net cash provided by operating activities for the same period of the prior year. The change is largely the result of milestone billing timing on large projects where revenue is recognized over-time in the Commercial Air Handling segment.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2025 was $12.7 million, compared to cash used in investing activities of $6.8 million in the same period of the prior year. Cash used in investing activities for the period ended March 31, 2025 was primarily for the acquisition or Rahn and cash used in investing activities for the period ended March 31, 2024 was primarily for the acquisition of Heany.

Financing Activities. Cash provided by financing activities was $12.5 million for the three months ended March 31, 2025, compared to cash provided by financing activities of $5.1 million in the same period last year. In each instance, the Company borrowed from the revolving credit facility to finance the acquisitions referenced above.

   The Company is actively managing its business to optimize cash flow generation. We believe the Company's cash, together with the borrowing availability on our revolving credit facility, is sufficient to fund the Company's working capital needs and service the principal and interest payments due on outstanding debt for at least the next 12 months. Based on a combination of the sustained profitability demonstrated over the past several years and significant available borrowing capacity, the Company believes it is well positioned to support ongoing operations as well as growth initiatives. Notwithstanding the Company's expectations, if the Company's operating results decrease as the result of pressures on the business due to, for example, supply chain interruptions or delays, increases in material, freight or labor costs, inflationary pressures, currency or interest rate fluctuations, lost customers, regulatory issues, the effects of international trade conflicts between the U.S. and its global trade partners, including any related tariffs, a downturn in general economic conditions, or the Company's failure to execute its business plans, the Company may require additional financing, or may be unable to comply with its obligations under the credit facility, and its lenders could demand repayment of any amounts outstanding under the Company’s credit facility. See Note 7 of the consolidated financial statements for further information on the Company's total debt.

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At March 31, 2025, the Company had no secured performance or payment bonds. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

Allowance for Obsolete and Slow-Moving Inventory: Inventories are stated at the lower of cost or net realizable value; and are reduced by an allowance for obsolete and slow-moving inventories. The allowance is estimated based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on allowances required.

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

Goodwill and Indefinite Lived Intangible Assets: As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its impairment test for goodwill and intangible assets at least annually or more frequently, if impairment indicators arise at the reporting unit level. Our reporting units have been identified at the individual company component level, with each individual subsidiary operating company constituting its own reporting unit. In 2024, for all reporting units other than CAD, Federal Hose and Marine Products International, management performed a qualitative assessment which indicated there were no indicators of impairment. A quantitative impairment analysis was done for CAD, Federal Hose and Marine Products International, which concluded that goodwill and intangible assets were not impaired at any of the reporting units.

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

The CAD Enterprises reporting unit includes goodwill of $7.3 million. The quantitative analyses performed in 2024 indicated that fair value exceeded carrying value by 35%. The discount rate used to estimate fair value was 15.1% in 2024, reflective of the incremental company specific risks related to the missed profitability projections in 2024. The assumed terminal growth rate for CAD Enterprises was 3%, despite much larger revenue growth in each of the past two years, which terminal growth rate is based on management’s assessment of the likely minimum long-term growth rate for the aerospace industry. The after-tax income margins used to project future margins for the company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic.

The Federal Hose and Marine Products International reporting units include goodwill of $2.2 million and $1.7 million, respectively. The quantitative analysis performed in 2024 indicated that fair value substantially exceeded carrying value and was not particularly sensitive to changes in assumptions.

Our estimates in reaching the conclusion that goodwill is not impaired were based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Potential events and circumstances including global conflicts, trade wars, materials shortages, inability to increase prices to keep pace with expenses, onset of a global pandemic, departure of key employees and loss of a key customer could negatively affect the key assumptions used for the recent fair value test and are similar to the risk factors noted in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Impact of Inflation

Inflationary economic conditions during the past few years have increased the Company’s costs of producing its products. While these inflationary conditions stabilized during 2023, the Company's costs have remained elevated, and may increase further if inflationary economic conditions persist. U.S. trade policy, including the implementation of tariffs by the U.S. and/or its trade partners, may further contribute to inflation. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also are significant elements of the Company’s production costs. Inflationary economic conditions have elevated these various costs. If the Company is unable to continue mitigating cost increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, the Company's profitability may be adversely affected.

Forward-Looking Statements

The foregoing discussion includes forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements made regarding the Company’s future results. Generally, these statements can be identified by the use of words such as “guidance,” “outlook,” “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) shortages in supply or increased costs of necessary products, components or raw materials from the Company’s suppliers; (b) availability shortages or increased costs of freight and labor for the Company and/or its suppliers; (c) actions that governments, businesses and individuals take in response to public health crises, including mandatory business closures and restrictions on onsite commercial interactions; (d) conditions in the global and regional economies and economic activity, including slow economic growth or recession, inflation, currency and credit market volatility, reduced capital expenditures and changes in government trade, fiscal, tax and monetary policies; in particular the impact of any protectionist trade policies and related tariffs; (e) adverse effects from evolving geopolitical conditions, such as the military conflicts in Ukraine and the Middle East; (f) the Company's ability to effectively integrate acquisitions, and manage the larger operations of the combined businesses, (g) the Company's dependence upon a limited number of customers and the aerospace industry, (h) the highly competitive industries in which the Company operates, which includes several competitors with greater financial resources and larger sales organizations, (i) the Company's ability to capitalize on market opportunities in certain sectors, (j) the Company's ability to obtain cost effective financing and (k) the Company's ability to satisfy obligations under its financing arrangements, and the other risks described in “Item 1A. Risk Factors” in our Annual Report Form 10-K and the Company’s subsequent filings with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At the time of filing this Quarterly Report on Form 10-Q, there were no material legal proceedings pending or threatened against the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, except for the following which supplements the Company's previously disclosed risk factors:

U.S. trade policy, including the implementation of tariffs, could adversely affect the Company’s business and financial results.

The U.S. administration has implemented numerous tariffs on imported materials and products and, in response, various countries have imposed new, or increased existing, tariffs on imports. These tariffs, to the extent that they continue to be imposed, and any new or increased tariffs, may increase the cost of materials used by our suppliers and in our products. Tariffs imposed by other countries may apply to our products sold internationally. The ultimate impact of the announced tariffs and any future tariffs will depend on various factors, including the extent to which such tariffs are implemented, the timing of implementation and the amount, scope and nature of such tariffs. If we are unable to mitigate the impact of tariffs, including through product pricing and supply arrangements, our business and financial results could be adversely affected.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases. The following table discloses shares repurchased by the Company during the quarter ended March 31, 2025. All shares repurchased during the quarter were Class A common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (1)
January 1 to January 31, 2025	-	-	-	298,488
February 1 to February 28, 2025	-	-	-	298,488
March 1 to March 31, 2025	-	$-	-	298,488
Total	-	$-	-	298,488

(1)	On December 15, 2023, the Company announced a share repurchase program of up to 300,000 of the Company’s Class A and/or Class B common shares. Shares may be repurchased from time to time by the Company through open-market transactions, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. The authorization may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of shares. The authorization has no expiration date.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Equity Purchase Agreement dated January 2, 2025, by and among Crawford AE LLC and the Seller named therein (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K as filed with the Commission on January 7, 2025).
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of  May 8, 2025, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)