Form 10-Q
period 2025-06-30
CRAWFORD UNITED Corp
filed 2025-07-31
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, 2,820,084 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,934,745	$1,543,267
Accounts receivable less allowance for credit losses	28,977,330	21,014,148
Contract assets	5,077,009	5,470,698
Inventories	23,230,369	18,278,179
Refundable tax asset	145,058	1,728,754
Prepaid expenses and other current assets	1,250,341	1,575,240
Total Current Assets	61,614,852	49,610,286

Property, plant and equipment, net	24,929,442	23,179,580

Operating right of use asset, net	9,077,408	6,950,547

OTHER ASSETS:
Goodwill	22,623,900	18,547,704
Intangibles, net of accumulated amortization	13,501,921	10,285,781
Other non-current assets	179,836	94,798
Total Non-Current Assets	36,305,657	28,928,283
Total Assets	$131,927,359	$108,668,696

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable – current	$38,526	$470,209
Real property term loan – current	147,012	141,816
Accounts payable	16,016,793	12,856,158
Unearned revenue	4,986,919	6,195,473
Accrued expenses	4,548,104	3,542,490
Operating lease liabilities - current	2,201,888	1,414,686
Total Current Liabilities	27,939,242	24,620,832

LONG-TERM LIABILITIES:
Revolving credit facility	9,048,588	-
Real property term loan	5,489,225	5,559,755
Operating lease liabilities - noncurrent	7,107,608	5,747,295
Deferred income taxes	1,697,264	391,060
Total Long-Term Liabilities	23,342,685	11,698,110

STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,887,357 issued at June 30, 2025 and 2,870,107 issued at December 31, 2024	10,450,052	10,218,026
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at June 30, 2025 and December 31, 2024	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,746,858)	(2,549,627)
Class A common shares – 67,273 shares held at June 30, 2025 and 62,559 shares held at December 31, 2024
Class B common shares – 182,435 shares held at June 30, 2025 and December 31, 2024
Retained earnings	69,734,815	61,473,932
Total Stockholders' Equity	80,645,432	72,349,754
Total Liabilities and Stockholders' Equity	$131,927,359	$108,668,696

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Total Sales	$46,854,462	$37,636,088	$90,168,573	$76,075,727
Cost of Sales	32,332,734	27,224,773	63,585,220	55,419,379
Gross Profit	14,521,728	10,411,315	26,583,353	20,656,348

Operating Expenses:
Selling, general and administrative expenses	7,191,273	5,295,134	14,360,044	10,966,077
Operating Income	7,330,455	5,116,181	12,223,309	9,690,271

Other Expense and (Income):
Interest charges	308,916	304,057	635,540	541,898
Loss on investments	-	261,389	-	379,466
Other expense (income)	69,307	(5,557)	420,962	66,706
Total Other Expense	378,223	559,889	1,056,502	988,070
Income before Provision for Income Taxes	6,952,232	4,556,292	11,166,807	8,702,201

Income tax expense	1,822,383	1,272,836	2,905,923	2,421,860
Net Income	$5,129,849	$3,283,456	$8,260,884	$6,280,341

Net Income Per Common Share - Basic	$1.44	$0.93	$2.33	$1.78

Net Income Per Common Share - Diluted	$1.44	$0.92	$2.32	$1.77

Weighted Average Shares of Common Stock Outstanding
Basic	3,551,932	3,540,656	3,550,131	3,536,834
Diluted	3,559,717	3,552,513	3,555,355	3,545,473

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended June 30, 2025 and 2024

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at March 31, 2025	$10,201,977	$1,465,522	$1,741,901	$(2,746,858)	$64,604,966	$75,267,508
Share-based compensation expense	248,074	-	-	-	-	248,074
Net Income	-	-	-	-	5,129,849	5,129,849
Balance at June 30, 2025	$10,450,052	$1,465,522	$1,741,901	$(2,746,858)	$69,734,815	$80,645,432

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2025	2,887,357	914,283	67,273	182,435	2,820,084	731,848
Balance at June 30, 2025	2,887,357	914,283	67,273	182,435	2,820,084	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at March 31, 2024	$9,491,340	$1,465,522	$1,741,901	$(2,489,295)	$50,872,849	$61,082,317
Share-based compensation expense	232,225	-	-	-	-	232,225
Stock issuance (see note 6)	30,011	-	-	-	-	30,011
Net Income	-	-	-	-	3,283,456	3,283,456
Balance at June 30, 2024	$9,753,576	$1,465,522	$1,741,901	$(2,489,295)	$54,156,306	$64,628,010

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at March 31, 2024	2,869,366	914,283	61,047	182,435	2,808,319	731,848
Stock issuance (see note 6)	741	-	-	-	741	-
Balance at June 30, 2024	2,870,107	914,283	61,047	182,435	2,809,060	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Six Months Ended June 30, 2025 and 2024

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2024	$10,218,026	$1,465,522	$1,741,901	$(2,549,627)	$61,473,932	$72,349,754
Share-based compensation expense	232,026	-	-	-	-	232,026
Share repurchase	-	-	-	(197,231)	-	(197,231)
Net Income	-	-	-	-	8,260,884	8,260,884
Balance at June 30, 2025	$10,450,052	$1,465,522	$1,741,901	$(2,746,858)	$69,734,815	$80,645,432

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2024	2,870,107	914,283	62,559	182,435	2,807,548	731,848
Stock awards issued to directors and officers	17,250	-	-	-	17,250	-
Share repurchase	-	-	4,714	-	(4,714)	-
Balance at June 30, 2025	2,887,357	914,283	67,273	182,435	2,820,084	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL
Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347
Share-based compensation expense	844,579	-	-	-	-	844,579
Stock issuance (see note 6)	30,011	-	-	-	-	30,011
Share repurchase	-	-	-	(252,269)	-	(252,269)
Net Income	-	-	-	-	6,280,341	6,280,341
Balance at June 30, 2024	$9,753,576	$1,465,522	$1,741,901	$(2,489,295)	$54,156,306	$64,628,010

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B
Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Stock awards issued to directors and officers	36,400	-	-	-	36,400	-
Stock issuance (see note 6)	741	-	-	-	741	-
Share repurchase	-	-	6,973	-	(6,973)	-
Balance at June 30, 2024	2,870,107	914,283	61,047	182,435	2,809,060	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$8,260,884	$6,280,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,353,152	2,022,185
Loss on investments in equity securities	-	379,466
Reduction in carrying amount of right of use asset	1,210,618	781,352
Share-based compensation expense	232,026	844,579
Changes in assets and liabilities:
Accounts receivable	(5,438,782)	(6,789,816)
Inventories	(2,878,845)	(896,158)
Contract assets	393,689	1,869,705
Prepaid expenses & other current assets	465,175	(155,283)
Operating lease assets and liabilities	(1,189,963)	(779,391)
Other noncurrent assets	(16,280)	13,000
Accounts payable	2,915,794	715,063
Accrued income taxes	1,583,696	(1,595,436)
Other current liabilities	533,069	682,609
Unearned revenue	(1,208,554)	634,295
Total adjustments	(1,045,205)	(2,273,830)
Net Cash Provided by Operating Activities	7,215,679	4,006,511

Cash Flows from Investing Activities
Cash paid for business acquisitions	(12,256,270)	(6,549,750)
Proceeds from sale of property, plant and equipment	4,500	72,000
Sale of investments	-	199,228
Capital expenditures	(1,921,907)	(1,768,093)
Net Cash Used in Investing Activities	(14,173,677)	(8,046,615)

Cash Flows from Financing Activities
Payments on related party notes	(431,683)	(405,724)
Payments on revolving credit facility	(9,330,890)	(6,520,000)
Borrowings on revolving credit facility	18,379,477	11,288,476
Payments on real property term loan	(70,197)	(10,286)
Payment for debt issue costs	-	(77,396)
Share repurchase	(197,231)	(252,269)
Net Cash Provided by Financing Activities	8,349,476	4,022,801
Net increase (decrease) in cash and cash equivalents	1,391,478	(17,303)
Cash and cash equivalents at beginning of period	1,543,267	1,647,175
Cash and cash equivalents at end of period	$2,934,745	$1,629,872
Supplemental disclosures of cash flow information
Interest paid	$637,847	$512,869
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$376,461	$107,907
Purchase accounting adjustment to goodwill for a change in inventory	$63,624	$-
Purchase accounting adjustment to goodwill for a change in fixed assets	$90,400	$-
Assumption of debt for purchase of real-estate	$-	$5,869,250
Issuance of Class A common shares for capital expenditures	$-	$30,011

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2025

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the six-month period ended  June 30, 2025 there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

In  November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and to provide additional qualitative and quantitative disclosures regarding how segments are managed. The Company adopted ASU 2023-07 as of  December 31, 2024, in accordance with the required adoption timeline for public entities. The adoption of this ASU did not materially impact the Company's financial statement disclosures, as the Company’s existing segment reporting practices were already in alignment with the new requirements. Due to the Company's decentralized nature involving many operating companies using independent accounting systems, there are not additional significant expense metrics which are regularly provided to the CODM, nor would the computation thereof be easily computable or practical. The Company will continue to evaluate its segment disclosures in future reporting periods to ensure continued compliance with evolving accounting guidance and disclosure best practices.

In  December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after  December 15, 2024. The Company will make the requisite updates in the notes to the annual financial statements for the period ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This guidance requires tabular footnote disclosure of certain operating expenses disaggregated into categories, such as employee compensation, depreciation, and intangible asset amortization, included within each interim and annual income statement’s expense caption, as applicable. The effective date of this guidance is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are in the process of evaluating the impact of adopting this guidance on our consolidated financial statement disclosures.

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

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $28,977,330, $21,014,148, and $19,671,833 at June 30, 2025,  December 31, 2024  and December 31, 2023, respectively.

The Company establishes an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information relevant to estimating expected credit losses. The reserve for credit losses was $158,662, $206,770, and $105,223 at June 30, 2025,  December 31, 2024, and December 31, 2023, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	June 30,	December 31,
	2025	2024
Raw materials and component parts	$6,194,839	$3,754,153
Work-in-process	5,717,948	4,421,230
Finished products	12,767,963	10,956,978
Total inventory	$24,680,750	$19,132,361
Less: inventory reserves	1,450,381	854,182
Net inventory	$23,230,369	$18,278,179

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over the fair value of identifiable assets acquired. U.S. GAAP requires both indefinite-lived intangible assets and goodwill to be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect the significant inputs used to determine the fair value of the asset group or reporting unit to determine whether an interim quantitative impairment test is required. The Company performed its annual impairment test for goodwill and intangible assets as of the last day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. In 2024, for all reporting units other than CAD Enterprises, Federal Hose and Marine Products International, the qualitative analysis indicated that a quantitative analysis was not necessary. For the identified reporting units, impairment testing was performed as of  December 31, 2024 using an income approach based on management’s determination of the prospective financial information, and no indefinite-lived intangible assets or goodwill was determined to be impaired.

There were no impairment indicators identified during the six-month periods ended June 30, 2025 or June 30, 2024.

Goodwill increased by $4.1 million from $18.5 million at  December 31, 2024 to $22.6 million at  June 30, 2025. The increase in Goodwill was driven primarily by an addition of $3.9 million in the Commercial Air Handling Equipment segment related to the acquisition of Rahn Industries Incorporated ("Rahn") in the first quarter of 2025. Also contributing to the increase in goodwill were final fair value adjustments in the Industrial and Transportation Products segment to the inventory and fixed assets of Heany Industries LLC ("Heany"), in the amount of $63,624 and $90,400, respectively.

Goodwill increased by $2.1 million from $16.5 million at  December 31, 2023 to $18.5 million at  December 31, 2024. The increase in Goodwill was driven by an addition of $2.1 million in the Industrial and Transportation Products segment related to the acquisitions of Heany and Advanced Industrial Coatings, LLC ("AIC") in the first and third quarters of 2024, respectively.

Goodwill by reportable segment for the year ended December 31, 2024 and the six months ended June 30, 2025 is as follows:

	June 30,	December 31,
	2025	2024
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	3,922,172	-
Adjustments	-	-
Ending Balance	$4,400,428	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$18,069,448	$15,974,793
Acquisitions	-	2,094,655
Adjustments	154,024	-
Ending Balance	$18,223,472	$18,069,448

Total Company:
Beginning Balance	$18,547,704	$16,453,049
Acquisitions	3,922,172	2,094,655
Adjustments	154,024	-
Ending Balance	$22,623,900	$18,547,704

The Company's intangible assets have primarily been generated through acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets consist of the following:

	June 30,	December 31,
	2025	2024
Customer list intangibles	$16,750,000	$12,650,000
Non-compete agreements	200,000	200,000
Trademarks	4,610,495	4,604,455
Total intangible assets	21,560,495	17,454,455
Less: accumulated amortization	8,058,574	7,168,674
Intangible assets, net	$13,501,921	$10,285,781

Amortization of intangible assets was $445,091 and $350,336 for the three months ended June 30, 2025 and 2024, respectively and $889,900 and $700,672 for the six months ended  June 30, 2025 and 2024, respectively. The $4.1 million increase in the customer list intangibles value from $12.7 million at December 31, 2024 to $16.8 million at June 30, 2025 resulted from the Rahn acquisition.

Intangible amortization for the remainder of 2025 and the following four fiscal years is expected to be as follows:

Amortization in future periods
Remainder of 2025	$890,183
2026	1,732,501
2027	1,346,455
2028	1,278,273
2029	1,264,835

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	June 30,	December 31,
	2025	2024
Land	$1,133,034	$1,133,034
Buildings and improvements	11,326,088	10,710,202
Machinery & equipment	30,588,008	27,995,645
Total property, plant & equipment	43,047,130	39,838,881
Less: accumulated depreciation	18,117,688	16,659,301
Property plant & equipment, net	$24,929,442	$23,179,580

During the first quarter of 2025, the Company acquired Rahn, which included property, plant and equipment valued at $1.4 million.

During the first quarter of 2024, the Company acquired Heany, which included property, plant and equipment valued at $2.2 million. During the second quarter of 2024, the Company exercised a purchase option for the building and land from which CAD Enterprises, Inc. ("CAD") operates for $6.9 million, which was financed as described in the debt footnote (Note 7). During the third quarter of 2024, the Company acquired AIC, which included property, plant and equipment valued at $1.1 million.

During the second quarter of 2024, the Company issued 741 Class A Common Shares, valued at $30,011, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. Air Power Dynamics, LLC, now Crawford Capital Enterprises, LLC, is controlled by Ambassador Edward Crawford, who is the chairman of the Company's board of directors.

Depreciation expense was $727,191 and $624,750 for the three months ended June 30, 2025 and 2024, respectively, and $1,458,387 and $1,304,708 for the six months ended  June 30, 2025 and 2024, respectively.

7.  BANK DEBT

Debt balances consisted of the following:

	June 30,	December 31,
	2025	2024
Real property term loan	$5,722,171	$5,792,369
Revolving credit facility	9,048,588	-
Total debt	14,770,759	5,792,369
Less: current portion	147,012	141,816
Non-current debt	14,623,747	5,650,553
Less: unamortized debt costs	85,934	90,798
Net non-current debt	$14,537,813	$5,559,755

Revolving Credit Facility

The Company and certain of its subsidiaries are parties to a Credit Agreement with JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), which provides for a $30 million revolving credit facility that matures on June 1, 2027.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to the Prime Rate or SOFR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for SOFR loans. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. Under the Credit Agreement, the maximum annual amount that the Company and its subsidiaries may pay in dividends or other restricted payments is $2 million.

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

The Company had $21.0 million and $30.0 million available to borrow on the revolving credit facility at  June 30, 2025 and  December 31, 2024, respectively. The decrease in availability is the result of the Rahn acquisition in the first quarter of 2025 being financed with the revolving credit facility.

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

The Company was in compliance with all covenants under the Credit Agreement and Loan Agreement at June 30, 2025.

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

Notes payable consists of the following:

	June 30,	December 31,
	2025	2024
First Francis note payable	$38,526	$470,209
Total notes payable	38,526	470,209
Less current portion	38,526	470,209
Notes payable – non-current portion	$-	$-

9. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms ranging from under one year to 10 years, some of which include options to extend the leases for up to 10 years.

Cash spent on leases was $1,462,891 and $977,974 in the six-month periods ended June 30, 2025 and June 30, 2024, respectively. The increase in rent payments is primarily the result of the acquisitions of Rahn and AIC, as well as  new storefront facility for Federal Hose, partially offset by the CAD building now being owned rather than leased.

Supplemental balance sheet information related to leases:

	June 30,	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets, net	$9,077,408	$6,950,547

Operating lease liabilities – current	2,201,888	1,414,686
Operating lease liabilities – noncurrent	7,107,608	5,747,295
Total operating lease liabilities	$9,309,496	$7,161,981
Weighted Average Remaining Lease Term
Operating Leases (in years)	6.6	6.9
Weighted Average Discount Rate
Operating Leases	5.7%	5.4%

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2025	2024	2025	2024

Earnings Per Share - Basic
Net Income	$5,129,849	$3,283,456	$8,260,884	$6,280,341
Weighted average shares of common stock outstanding - Basic	3,551,932	3,540,656	3,550,131	3,536,834
Earnings Per Share - Basic	$1.44	$0.93	$2.33	$1.78

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,551,932	3,540,656	3,550,131	3,536,834
Unvested Restricted Stock Awards	7,785	11,857	5,224	8,639
Weighted average shares of common stock - Diluted	3,559,717	3,552,513	3,555,355	3,545,473
Earnings Per Share - Diluted	$1.44	$0.92	$2.32	$1.77

11. ACQUISITIONS

Heany Industries, LLC

Effective  January 2, 2024, Heany Industries, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the operating assets of Heany Industries, Inc, a New  York corporation and specialist in materials engineering solutions for a variety of aerospace, industrial and bio-medical applications pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded the Company's offerings and diversified its customer base. The purchase price after working capital adjustment was $6.6 million of cash and inclusive of the real estate on which Heany operates. The purchase price allocation is complete. During the first quarter of 2025, final fair market value reductions to fixed assets and inventory were recorded for $154,024, with the corresponding adjustment being an increase to goodwill.

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

The Company has substantially completed the purchase price allocation, reflecting estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date. While we  may record minor adjustments to inventory within the measurement period, we do not expect any material changes to the purchase price allocation.

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

Rahn Industries Incorporated

Effective  January 2, 2025, Crawford AE LLC, an Ohio limited liability company (“Air Enterprises”) and wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of all of the issued and outstanding shares of capital stock of Rahn Industries, Incorporated, a California corporation. Rahn is a leading manufacturer of HVAC coils and related coatings, serving both OEM and aftermarket customers in the healthcare, industrial, energy, and defense industries. The purchase price after working capital adjustment was $12.7 million in cash.

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

Total Consideration	$12,659,328

Cash	$403,058
Accounts Receivable	2,524,400
Inventory	2,136,970
Fixed Assets	1,395,780
Operating Right of Use Asset	2,961,017
Prepaid and Other Assets	209,034
Intangible Assets: Customer List	4,100,000
Goodwill	3,922,172
Total Assets Acquired	$17,652,431

Accounts Payable	$244,837
Accrued Expense	481,045
Operating Lease Liabilities	2,961,017
Deferred Tax	1,306,204
Total Liabilities Assumed	4,993,103
Total Fair Value	$12,659,328

Acquisition transaction costs incurred were:	$492,728

Goodwill has an assigned value of $3.9 million and represents the expected synergies generated by combining the operations of Rahn and the Company. While not previously a customer, Rahn produces air handling coils, which represent the single largest expenditure in the Company's supply chain. The acquired customer relationships have an assigned intangible asset value of $4.1 million, which was determined using an income approach and will be amortized on a straight-line basis over 15 years. .

Sales and Net Income (Loss) for the Acquired Companies

Sales and net income (loss) information for Heany, AIC and Rahn since their respective acquisition dates for the three and six months ended June 30, 2025 and 2024 are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$1,804,826	$189,435	$1,455,787	$97,628
Advanced Industrial Coatings (acquired August 30, 2024)	1,070,763	65,610	-	-
Rahn Industries (acquired January 2, 2025)	5,867,885	1,140,919	-	-
Subtotal Acquired Companies	$8,743,474	$1,395,964	$1,455,787	$97,628

All Other Companies	38,110,988	3,733,885	36,180,301	3,185,828
Total	$46,854,462	$5,129,849	$37,636,088	$3,283,456

	Six Months ended		Six Months ended
	June 30, 2025		June 30, 2024
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$3,189,538	$7,445	$2,911,318	$117,097
Advanced Industrial Coatings (acquired August 30, 2024)	2,114,201	75,678	-	-
Rahn Industries (acquired January 2, 2025)	10,177,500	1,273,887	-	-
Subtotal Acquired Companies	$15,481,239	$1,357,010	$2,911,318	$117,097

All Other Companies	74,687,334	6,903,874	73,164,409	6,163,244
Total	$90,168,573	$8,260,884	$76,075,727	$6,280,341

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

Unearned revenue represents amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for unearned revenue is reversed when the Company satisfies its performance obligations, which are typically satisfied within twelve months, but could span up to twenty-four months. All unearned revenue is recorded as a current liability, as performance periods beyond one year are usually due to unexpected circumstances outside of the Company’s control such as construction delays. At December 31, 2024, the unearned revenue balance was $6.2 million, $3.6 million of which was recognized during the quarter ended March 31, 2025, and another $1.6 million of which was recognized during the quarter ended June 30, 2025.

13. SEGMENT AND RELATED INFORMATION

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment and (2) Industrial and Transportation Products. The identification of our operating segments is based on guidance in ASC 280-10-50-1. The Company's management evaluates segment performance based primarily on segment operating profit. Intangible assets are allocated to each segment and the related amortization of these assets is recorded in selling, general and administrative expenses. The Company does not allocate corporate costs to the respective segments.

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment engage in business activities from which they recognize revenues and incur expenses, including revenue and expenses relating to transactions with other components of their respective segment. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by our chief operating decision maker, the Company's chief executive officer, and are considered in making decisions about resources to be allocated to the segment and in assessing its performance. Financial information for both segments is available to the chief operating decision maker in internal financial statements that are prepared on a monthly basis.

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

Industrial and Transportation Products:

The Industrial and Transportation Products segment was added  July 1, 2016, when the Company purchased the assets of Federal Hose Manufacturing, LLC of Painesville, Ohio. This business includes the manufacture of flexible interlocking metal hoses and the distribution of silicone and hydraulic hoses. Metal hoses are sold primarily to major heavy-duty truck manufacturers and major aftermarket suppliers in North America. Metal hoses are also sold into the agricultural, industrial and petrochemical markets. Silicone hoses are distributed to a number of industries in North America, including agriculture and general industrial markets. The Company purchased all of the issued and outstanding shares of capital stock of CAD Enterprises, Inc.(“CAD”) in Phoenix, Arizona on  July 1, 2018. CAD provides complete end-to-end engineering, machining, grinding, welding, brazing, heat treat and assembly solutions. Utilizing state-of-the-art machining and welding technologies, CAD holds many niche certifications and is an industry leader in providing complex components produced from nickel-based superalloys and stainless steels particularly for the aerospace market. The Company added the distribution of marine hose to this segment through the acquisition of the assets of MPI Products, Inc. (“MPI”) on  January 2, 2020. MPI specializes in rubber and plastic marine hose for the recreational boating industry. MPI offers certified products that meet marine industry standards and regulations. Effective  April 19, 2019, the Company completed the acquisition of substantially all of the assets of Data Genomix, Inc., an Ohio corporation (“DG”). DG is in the business of developing and commercializing marketing and data analytic technology applications. The Company purchased all of the issued and outstanding membership interests of KT Acquisition LLC (name later changed to Komtek Forge LLC), in Worcester, Massachusetts on  January 15, 2021. Komtek Forge LLC is a supplier of highly engineered forgings for the aerospace, industrial gas turbine, medical prosthetics, alternative energy, petrochemical and defense industries. The Company purchased all of the membership interests of Global-Tek-Manufacturing LLC (“Global-Tek”), in Ceiba, Puerto Rico and substantially all of the assets of Machining Technology LLC (name later changed to Global-Tek Colorado LLC or “Global-Tek Colorado”) in Longmont, Colorado on  March 2, 2021. Global-Tek and Global-Tek Colorado specialize in providing customers with highly engineered manufacturing solutions, including CNC machining, anodizing, electro polishing and laser marking for customers in the defense, aerospace and medical device markets. The Company purchased substantially all of the assets of Emergency Hydraulics LLC (“Emergency Hydraulics”), in Ocala, Florida on  July 1, 2021. Emergency Hydraulics provides hydraulic hoses, air tank assemblies and related products to manufacturers of firefighting trucks and other emergency vehicles. The company purchased substantially all of the assets of Crawford REV Acquisition Company LLC (name later changed to Reverso Pumps LLC or “Reverso Pumps”), in Davie, Florida on  January 10, 2022. Reverso Pumps develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The Company purchased substantially all of the assets of Crawford  SEP Acquisition Company LLC (name later changed to Separ America LLC or “Separ America”), in Davie, Florida on  January 10, 2022. Separ America develops, designs, manufactures, sells and distributes oil change systems, fuel and oil transfer pumps, fuel primers, fuel polishing systems and engine flushing systems. The company purchased substantially all of the assets of KMC Corp. dba Knitting Machinery Corp. (“Knitting Machinery”), in Cleveland, Ohio and Greenville, Ohio on  May 1, 2022. Knitting Machinery specializes in manufacturing hose reinforcement machinery for the plastic, rubber and silicone industries. The Company purchased substantially all of the assets of Heany Industries, Inc ("Heany") in Scottsville, New York on   January 2, 2024. Heany is a specialist in coatings solutions for a variety of aerospace, industrial and bio-medical applications. The Company purchased substantially all of the assets of Advanced Industrial Coatings, Inc ("AIC") in Stockton, California on   August 30, 2024. AIC is a specialist in fluoropolymers and other high-performance coatings solutions for the aerospace, semiconductor, medical, energy and other industrial sectors.

The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of products or services delivered, the customers and end markets served, the appliable revenue recognition methodology and the length of time it takes to deliver products or services to customers. The Commercial Air Handling Equipment segment was identified as a reportable segment consisting of Air Enterprises and Rahn, because these businesses are strategically and operationally different from our other companies in several ways. First, most of this segment's sales are of equipment, while our other businesses that fall into the Industrial and Transportation Products segment sell products, components and coatings to end customers, not equipment. Second, the Commercial Air Handling Equipment segment delivers custom air handling solutions to customers which is different than the Industrial and Transportation Products segment which delivers manufactured metal, silicone, hydraulic and marine hoses, complex engineered components and coatings, highly engineered forgings, highly engineered and machined parts and data analytic technology applications. Third, the Commercial Air Handling Equipment segment serves customers primarily in the health care and education end markets while the Industrial and Transportation Products segment delivers products to customers in the heavy-duty truck manufacturing, agricultural, industrial, petrochemical, aerospace, defense, industrial gas turbine, medical prosthetics, alternative energy and emergency vehicle end markets. Fourth, the Commercial Air Handling Equipment segment recognizes revenue primarily over time while the Industrial and Transportation Products segment recognizes revenue primarily at a point in time. Fifth, the Commercial Air Handling Equipment segment manufactures custom air handling solutions for customers over a period of up to twenty-four months from the time the order is received to the time the air handling solution is delivered to the end customer as compared to the Industrial and Transportation Products segment which sells and delivers products to customers much more quickly, often within 30 days or less. For the reasons previously mentioned, Air Enterprises and Rahn are strategically and operationally different than the other businesses owned by the Company and management finds it useful to include these businesses in the Commercial Air Handling Segment which is separately managed and distinct from all of our other businesses that reside in the Industrial and Transportation Products segment.

Corporate charges not allocated to the segments:

Corporate charges that are not directly attributable to a segment are aggregated in the "Corporate" column below.

Information by industry segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales summary by segment
Commercial Air Handling	$22,111,930	$16,431,398	$43,189,404	$33,409,842
Industrial and Transportation Products	24,742,532	21,204,690	46,979,169	42,665,885
Total Sales	$46,854,462	$37,636,088	$90,168,573	$76,075,727

Gross profit summary by segment
Commercial Air Handling	$8,453,630	$5,701,513	$15,577,698	$11,333,608
Industrial and Transportation Products	6,068,098	4,709,802	11,005,655	9,322,740
Total Gross Profit	$14,521,728	$10,411,315	$26,583,353	$20,656,348

Segment operating profit
Commercial Air Handling	$6,339,220	$4,672,034	$11,262,531	$9,220,835
Industrial and Transportation Products	2,460,729	1,592,294	3,892,806	3,167,408
Total Segment Operating Profit	$8,799,949	$6,264,328	$15,155,337	$12,388,243

Corporate charges not allocated to segments	$1,469,494	$1,148,147	$2,932,028	$2,697,972
Operating Income	$7,330,455	$5,116,181	$12,223,309	$9,690,271

Interest charges	$308,916	$304,057	$635,540	$541,898
Loss on investments	-	261,389	-	379,466
Other (income) expense, net	69,307	(5,557)	420,962	66,706
Income before Provision for Income Taxes	$6,952,232	$4,556,292	$11,166,807	$8,702,201

14. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a number of federal tax law changes. Key provisions that may impact Crawford United Corporation include modifications to bonus depreciation rules and Section 174 research and development expenditure treatment. The Company is still evaluating the impact of these tax law changes on its financial statements and future tax positions, but do not believe there will be any impact related to valuations allowances. As of the date of this filing, the Company has not completed its analysis of the full impact of these provisions. Any changes resulting from the OBBBA will be reflected in the Company’s financial statements in the period in which the legislation is enacted and its effects are reasonably estimable. The Company will continue to monitor developments and assess the impact on its effective tax rate, deferred tax assets and liabilities, and overall tax planning strategy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at June 30, 2025 and December 31, 2024, results of operations for the three and six month periods ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Items Affecting the Comparability of our Financial Results

The Company purchased the capital stock of Rahn Industries Incorporated ("Rahn"), located in Whittier, California and Portland, Tennessee, on January 2, 2025. Accordingly, in light of the timing of this transaction, Rahn is included in the results of the Commercial Air Handling segment for the three and six month periods ended June 30, 2025 but not the three and six month periods ended June 30, 2024.

The Company purchased substantially all of the operating assets of Advanced Industrial Coatings, Inc. ("AIC") located in Stockton, California on August 30, 2024. Accordingly, in light of the timing of this transaction, AIC is included in the results of the Industrial and Transportation Products segment for the three and six month periods ended June 30, 2025 but not the three and six month periods ended June 30, 2024.

The Company acquired all of the operating assets of Heany Industries, Inc. ("Heany") located in Scottsville, New York on January 2, 2024. As January 1, 2024 was not a business day, the three and six month periods ended June 30, 2025 and 2024 are both inclusive of a full quarter of Heany's operations, and thus the Heany acquisition does not impact comparability of results.

Results of Operations – Three Months Ended June 30, 2025 and 2024

   Sales for the quarter ended June 30, 2025 (“current quarter”) increased to $46.9 million, an increase of $9.2 million or 24.5% from sales of $37.6 million during the same quarter of the prior year. $6.9 million of the increase in sales was driven by the Company's acquisitions of Rahn and AIC. CAD Enterprises, Inc. ("CAD") experienced $1.5 million of growth as a result of increased order volume and price increases.

    Cost of sales for the current quarter was $32.3 million compared to $27.2 million for the same quarter of the prior year, an increase of $5.1 million, or 18.8%, which is attributable to the increase in sales. Gross margin of 31.0% in the current quarter increased from 27.7% in the same quarter of the prior year. Both segments improved margin percentages, and a greater proportion of sales came from our growing Commercial Air Handling segment which operates at higher margins.

Selling, general and administrative expenses (SG&A) in the current quarter were $7.2 million, compared to $5.3 million, in the same quarter of the prior year. This increase in SG&A expenses is primarily due to the acquisition of Rahn and AIC, as well as other strategic investments in talent aimed at managing and supporting the Company's growth.

Interest charges in the current quarter were $0.3 million compared to $0.3 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $18.1 million and 6.5%, respectively, compared to $15.8 million and 7.1%, respectively, in the same quarter of last year. The increase in debt is a result of the Rahn acquisition in the first quarter of 2025, and the decrease in interest rates is consistent with changes in U.S. treasury yields.

The Company no longer holds stock investments in other companies, and therefore did not have a gain or loss to report in the quarter ended June 30, 2025. In the second quarter of 2024, the Company reported a loss of $0.3 million, attributed to market price changes of the Company's stock investment.

The Company had other expense of $0.1 million in the current quarter, primarily resulting from fees related to merger and acquisition activities. The Company had less than $0.1 million of other expense for the same quarter of the prior year.

Income tax expense in the current quarter was $1.8 million compared to $1.3 million in the same quarter of the prior year. The effective tax rate in the current quarter of 26.2% decreased from 27.9% in the same quarter of the prior year, largely as a result of an increase in activities that qualify for research and development tax credits

Net income in the current quarter was $5.1 million, or $1.44 per diluted share, as compared to net income of $3.3 million, or $0.92 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended June 30, 2025 increased to $22.1 million, an increase of approximately $5.7 million, or 34.6%, from sales of $16.4 million during the same period of the prior year. The increase was driven by the Company's acquisition of Rahn. Absent the acquisition, sales remained materially consistent.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $6.3 million, or 28.7%, compared to $4.7 million, or 28.4% in the same quarter of the prior year, an increase of $1.7 million. $1.5 million of the increase was due to the acquisition of Rahn.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended June 30, 2025 were $24.7 million, an increase of approximately $3.5 million, or 16.7%, from sales of $21.2 million during the same period of the prior year. The most significant drivers of the growth were CAD, which grew sales by $1.5 million from an approximately equal contribution of higher volume and price increases, and $1.1 million of sales resulting from the acquisition of AIC.

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $2.5 million, or 9.9%, compared to $1.6 million, or 7.5%, in the same quarter of the prior year, an increase of $0.9 million and 240 basis points. The improvement in operating margin took place across the portfolio of operating companies, largely as a result of the higher revenue base allowing for better fixed cost absorption, with no individual company accounting for more than $0.3 million of the improvement.

Results of Operations – Six Months Ended June 30, 2025 and 2024

   Sales for the six months ended June 30, 2025 (“current year-to-date period”) increased to $90.2 million, an increase of $14.1 million or 18.5% from sales of $76.1 million during the same year-to-date period of the prior year. The increase in sales for the six months ended June 30, 2025 was largely the result of the Company's acquisitions of Rahn and AIC, which contributed $12.3 million of growth. The remainder of the growth came from improved sales in the operating companies in the Industrial Products and Transportation Segment, all of which experienced year-over-year growth with the exception of Data Genomix.

    Cost of sales for the six months ended June 30, 2025 was $63.6 million compared to $55.4 million for the same year-to-date period of the prior year, an increase of $8.2 million, which is attributable to the increase in sales. Gross margin of 29.5% in the current year-to-date period increased from 27.2% in the same year-to-date period of the prior year. The margin improvement is due to a greater proportion of sales coming from our growing Commercial Air Handling segment which operates at higher margins, combined with operational efficiencies and fixed cost absorption across the segments.

Selling, general and administrative expenses (SG&A) in the current year-to-date period were $14.4 million, compared to $11.0 million, in the same year-to-date period of the prior year. This increase in SG&A expenses is primarily due to the acquisition of Rahn and AIC, as well as other strategic investments in talent aimed at managing and supporting the Company's growth.

Interest charges in the current year-to-date period were $0.6 million compared to $0.5 million in the same year-to-date period of the prior year. Average total debt (including notes) and average interest rates for the current year-to-date period were $18.8 million and 6.5%, respectively, compared to $4.1 million and 7.1%, respectively, in the same period of last year. The increase in debt is a result of the Rahn acquisition in the first quarter of 2025, and the decrease in interest rates is consistent with changes in U.S. treasury yields.

The Company no longer holds stock investments in other companies, and therefore did not have a gain or loss to report in the six months ended June 30, 2025. In the six months ended June 30, 2024, the Company reported a loss of $0.4 million, attributable to market price changes of the Company's stock investment.

The Company had other expense of $0.4 million in the current year-to-date period, primarily resulting from fees related to merger and acquisition activities. The Company had $0.1 million of other expense for the same year-to-date period of the prior year.

Income tax expense in the current year-to-date period was $2.9 million compared to $2.4 million in the same year-to-date period of the prior year. The effective tax rate in the current year-to-date period of 26.0% has decreased from 27.8% in the same year-to-date period of the prior year, largely as the result of an increase in activities that qualify for research and development tax credits.

Net income in the current year-to-date period was $8.3 million, or $2.32 per diluted share, as compared to net income of $6.3 million, or $1.77 per diluted share, for the same year-to-date period of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the six months ended June 30, 2025 increased to $43.2 million, an increase of approximately $9.8 million, or 29.3%, from sales of $33.4 million during the same period of the prior year. The increase was driven by the Company's acquisition of Rahn. Absent the acquisition, sales remained materially consistent.

Segment operating profit in the Commercial Air Handling Equipment segment for the current year-to-date period was $11.3 million, or 26.1%, compared to $9.2 million, or 27.6%, in the same year-to-date period of the prior year, an increase of $2.1 million, but a decrease of 150 basis points. The increase in operating profit is the result of the sales increase. The decline in operating profit margin is exclusively the result of Rahn's first quarter results. Prior to a streamlining of operations in the second quarter of 2025, Rahn's operating margin on coils was not as high as on air handling units.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the six months ended June 30, 2025 were $47.0 million, an increase of approximately $4.3 million, or 10.1%, from sales of $42.7 million during the same period of the prior year. $2.1 million of the increase was led by the Company's acquisition of AIC, but all operating companies in the segment improved sales year-over-year with the exception of Data Genomix.

Segment operating profit in the Industrial and Transportation Products segment for the current year-to-date period was $3.9 million, or 8.3%, compared to $3.2 million, or 7.4%, in the same period of the prior year, an increase of $0.7 million and 90 basis points. The majority of the margin improvement was driven by CAD, which became more efficient with a higher volume of orders and benefited from price increases.

Liquidity and Capital Resources

The Company’s credit agreement, by and among the Company, certain of its subsidiaries and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million maturing on June 1, 2027. At June 30, 2025, there was approximately $21.0 million of borrowing availability under the credit facility, which decreased from $30.0 million of borrowing availability at December 31, 2024, as the Company borrowed cash to fund the acquisition of Rahn.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2025, compared to $4.0 million net cash provided by operating activities for the same period of the prior year. The improvement is largely the result of the increase in profitability of the Company, combined with the timing of federal tax payments.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2025 was $14.2 million, compared to cash used in investing activities of $8.0 million in the same period of the prior year. Cash used in investing activities for the period ended June 30, 2025 was primarily for the acquisition of Rahn and cash used in investing activities for the period ended June 30, 2024 was primarily for the acquisition of Heany.

Financing Activities. Cash provided by financing activities was $8.3 million for the six months ended June 30, 2025, compared to cash provided by financing activities of $4.0 million in the same period last year. In each instance, the Company borrowed from the revolving credit facility to finance the acquisitions referenced above.

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At June 30, 2025, the Company had no secured performance or payment bonds. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

The CAD Enterprises reporting unit includes goodwill of $7.3 million. The quantitative analyses performed in 2024 indicated that fair value exceeded carrying value by 35%. The discount rate used to estimate fair value was 15.1% in 2024, reflective of the incremental Company-specific risks related to missed profitability projections in 2024. The assumed terminal growth rate for CAD Enterprises was 3%, despite much larger revenue growth in each of the prior two years, which terminal growth rate is based on management’s assessment of the likely minimum long-term growth rate for the aerospace industry. The after-tax income margins used to project future margins for the company were based on the historical margins for CAD Enterprises prior to the COVID-19 pandemic.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases. The following table discloses shares repurchased by the Company during the quarter ended June 30, 2025. All shares repurchased during the quarter were Class A common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (1)
April 1 to April 30, 2025	-	-	-	298,488
May 1 to May 31, 2025	-	-	-	298,488
June 1 to June 30, 2025	-	$-	-	298,488
Total	-	$-	-	298,488

(1)	On December 15, 2023, the Company announced a share repurchase program of up to 300,000 of the Company’s Class A and/or Class B common shares. Shares may be repurchased from time to time by the Company through open-market transactions, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. The authorization may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of shares. The authorization has no expiration date.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of  July 31, 2025, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)