Form 10-Q
period 2025-09-30
CRAWFORD UNITED Corp
filed 2025-11-04
CIK 47307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, 2,820,084 shares of Class A Common Stock and 731,848 shares of Class B Common Stock were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CRAWFORD UNITED CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,922,558	$1,543,267
Accounts receivable less allowance for credit losses	32,944,468	21,014,148
Contract assets	4,496,626	5,470,698
Inventories	24,294,019	18,278,179
Refundable tax asset	1,327,025	1,728,754
Prepaid expenses and other current assets	1,063,912	1,575,240
Total Current Assets	66,048,608	49,610,286

Property, plant and equipment, net	24,490,683	23,179,580

Operating right of use asset, net	8,482,896	6,950,547

OTHER ASSETS:
Goodwill	22,656,595	18,547,704
Intangibles, net of accumulated amortization	13,061,220	10,285,781
Other non-current assets	179,836	94,798
Total Non-Current Assets	35,897,651	28,928,283
Total Assets	$134,919,838	$108,668,696

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable – current	$38,526	$470,209
Real property term loan – current	149,711	141,816
Accounts payable	18,006,220	12,856,158
Unearned revenue	5,451,602	6,195,473
Accrued expenses	5,134,121	3,542,490
Operating lease liabilities - current	1,989,265	1,414,686
Total Current Liabilities	30,769,445	24,620,832

LONG-TERM LIABILITIES:
Revolving credit facility	2,649,321	-
Real property term loan	5,454,032	5,559,755
Operating lease liabilities - noncurrent	6,727,979	5,747,295
Deferred income taxes	3,073,523	391,060
Total Long-Term Liabilities	17,904,855	11,698,110

STOCKHOLDERS' EQUITY
Class A common shares - 10,000,000 shares authorized, 2,887,357 issued at September 30, 2025 and 2,870,107 issued at December 31, 2024	10,646,126	10,218,026
Class B common shares - 2,500,000 shares authorized, 914,283 shares issued at September 30, 2025 and December 31, 2024	1,465,522	1,465,522
Contributed capital	1,741,901	1,741,901
Treasury shares	(2,746,858)	(2,549,627)
Class A common shares – 67,273 shares held at September 30, 2025 and 62,559 shares held at December 31, 2024
Class B common shares – 182,435 shares held at September 30, 2025 and December 31, 2024
Retained earnings	75,138,847	61,473,932
Total Stockholders' Equity	86,245,538	72,349,754
Total Liabilities and Stockholders' Equity	$134,919,838	$108,668,696

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Total Sales	$47,173,308	$36,736,228	$137,341,881	$112,811,955
Cost of Sales	32,879,589	26,048,576	96,464,809	81,467,956
Gross Profit	14,293,719	10,687,652	40,877,072	31,343,999

Operating Expenses:
Selling, general and administrative expenses	7,249,828	5,429,209	21,609,872	16,395,286
Operating Income	7,043,891	5,258,443	19,267,200	14,948,713

Other Expense and (Income):
Interest charges	227,066	262,130	862,607	804,028
(Gain) Loss on investments	-	(12,059)	-	367,407
Other expense	180,357	303,013	601,320	369,718
Total Other Expense	407,423	553,084	1,463,927	1,541,153
Income before Provision for Income Taxes	6,636,468	4,705,359	17,803,273	13,407,560

Income tax expense	1,232,436	1,336,148	4,138,358	3,758,008
Net Income	$5,404,032	$3,369,211	$13,664,915	$9,649,552

Net Income Per Common Share - Basic	$1.52	$0.95	$3.85	$2.73

Net Income Per Common Share - Diluted	$1.52	$0.95	$3.84	$2.72

Weighted Average Shares of Common Stock Outstanding
Basic	3,551,932	3,540,746	3,550,738	3,538,148
Diluted	3,565,130	3,557,881	3,559,268	3,549,552

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three Months Ended September 30, 2025 and 2024

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2025	$10,450,052	$1,465,522	$1,741,901	$(2,746,858)	$69,734,815	$80,645,432
Share-based compensation expense	196,074	-	-	-	-	196,074
Net Income	-	-	-	-	5,404,032	5,404,032
Balance at September 30, 2025	$10,646,126	$1,465,522	$1,741,901	$(2,746,858)	$75,138,847	$86,245,538

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2025	2,887,357	914,283	67,273	182,435	2,820,084	731,848
Balance at September 30, 2025	2,887,357	914,283	67,273	182,435	2,820,084	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at June 30, 2024	$9,753,576	$1,465,522	$1,741,901	$(2,489,295)	$54,156,306	$64,628,010
Share-based compensation expense	232,225	-	-	-	-	232,225
Share repurchase	-	-	-	(52,979)	-	(52,979)
Net Income	-	-	-	-	3,369,211	3,369,211
Balance at September 30, 2024	$9,985,801	$1,465,522	$1,741,901	$(2,542,273)	$57,525,516	$68,176,467

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at June 30, 2024	2,870,107	914,283	61,047	182,435	2,809,060	731,848
Share repurchase	-	-	1,328	-	(1,328)	-
Balance at September 30, 2024	2,870,107	914,283	62,375	182,435	2,807,732	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Nine Months Ended September 30, 2025 and 2024

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL

Balance at December 31, 2024	$10,218,026	$1,465,522	$1,741,901	$(2,549,627)	$61,473,932	$72,349,754
Share-based compensation expense	428,100	-	-	-	-	428,100
Share repurchase	-	-	-	(197,231)	-	(197,231)
Net Income	-	-	-	-	13,664,915	13,664,915
Balance at September 30, 2025	$10,646,126	$1,465,522	$1,741,901	$(2,746,858)	$75,138,847	$86,245,538

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B

Balance at December 31, 2024	2,870,107	914,283	62,559	182,435	2,807,548	731,848
Stock awards issued to directors and officers	17,250	-	-	-	17,250	-
Share repurchase	-	-	4,714	-	(4,714)	-
Balance at September 30, 2025	2,887,357	914,283	67,273	182,435	2,820,084	731,848

	COMMON SHARES -
	NO PAR VALUE
			CONTRIBUTED	TREASURY	RETAINED
	CLASS A	CLASS B	CAPITAL	SHARES	EARNINGS	TOTAL
Balance at December 31, 2023	$8,878,986	$1,465,522	$1,741,901	$(2,237,026)	$47,875,964	$57,725,347
Share-based compensation expense	1,076,804	-	-	-	-	1,076,804
Stock issuance (see note 6)	30,011	-	-	-	-	30,011
Share repurchase	-	-	-	(305,247)	-	(305,247)
Net Income	-	-	-	-	9,649,552	9,649,552
Balance at September 30, 2024	$9,985,801	$1,465,522	$1,741,901	$(2,542,273)	$57,525,516	$68,176,467

	COMMON SHARES				COMMON SHARES
	ISSUED		TREASURY SHARES		OUTSTANDING
	CLASS A	CLASS B	CLASS A	CLASS B	CLASS A	CLASS B
Balance at December 31, 2023	2,832,966	914,283	54,074	182,435	2,778,892	731,848
Stock awards issued to directors and officers	36,400	-	-	-	36,400	-
Stock issuance (see note 6)	741	-	-	-	741	-
Share repurchase	-	-	8,301	-	(8,301)	-
Balance at September 30, 2024	2,870,107	914,283	62,375	182,435	2,807,732	731,848

CRAWFORD UNITED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$13,664,915	$9,649,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,519,088	3,059,250
Loss on investments in equity securities	-	367,407
Reduction in carrying amount of right of use asset	1,846,014	1,081,245
Share-based compensation expense	428,100	1,076,804
Deferred income taxes	1,376,259	-
Changes in assets and liabilities:
Accounts receivable	(9,405,920)	(3,861,945)
Inventories	(3,963,392)	498,088
Contract assets	974,072	1,229,845
Prepaid expenses & other current assets	661,006	196,089
Operating lease assets and liabilities	(1,823,100)	(1,081,220)
Other noncurrent assets	(16,280)	13,000
Accounts payable	4,905,225	781,637
Accrued income taxes	401,729	(904,332)
Other current liabilities	1,097,886	669,300
Unearned revenue	(743,871)	548,960
Total adjustments	(743,184)	3,674,128
Net Cash Provided by Operating Activities	12,921,731	13,323,680

Cash Flows from Investing Activities
Cash paid for business acquisitions	(12,256,270)	(10,849,750)
Proceeds from sale of property, plant and equipment	4,500	72,000
Sale of investments	-	297,894
Capital expenditures	(2,205,953)	(2,127,673)
Net Cash Used in Investing Activities	(14,457,723)	(12,607,529)

Cash Flows from Financing Activities
Payments on related party notes	(431,683)	(613,353)
Payments on revolving credit facility	(16,046,022)	(15,217,338)
Borrowings on revolving credit facility	18,695,343	15,915,025
Payments on real property term loan	(105,124)	(48,719)
Payment for debt issue costs	-	(97,283)
Share repurchase	(197,231)	(305,247)
Net Cash Provided by (Used in) Financing Activities	1,915,283	(366,915)
Net increase in cash and cash equivalents	379,291	349,236
Cash and cash equivalents at beginning of period	1,543,267	1,647,175
Cash and cash equivalents at end of period	$1,922,558	$1,996,411
Supplemental disclosures of cash flow information
Interest paid	$862,770	$792,650
Supplemental disclosures of noncash financing and investing activity
Additions to ROU assets obtained from new operating lease liabilities	$417,345	$1,305,940
Purchase accounting adjustment to goodwill for a change in prepaids	$9,402	$-
Purchase accounting adjustment to goodwill for a change in inventory	$84,522	$-
Purchase accounting adjustment to goodwill for a change in fixed assets	$90,400	$-
Assumption of debt for purchase of real-estate	$-	$5,869,250
Issuance of Class A common shares for capital expenditures	$-	$30,011

See accompanying notes to consolidated financial statements

CRAWFORD UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2025

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Crawford United Corporation and its wholly-owned subsidiaries (the “Company”). Significant intercompany transactions and balances have been eliminated in the financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain prior period financial information has been reclassified to conform to the current presentation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the nine-month period ended  September 30, 2025 there have been no changes to the Company's significant accounting policies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Summary of Significant Accounting Policies is provided with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements and Regulatory Updates

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

In  December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after  December 15, 2024. The Company will make the requisite updates in the notes to the annual financial statements for the fiscal year ending December 31, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law and contains a broad range of tax provisions affecting businesses. The Act has several provisions which have, and will continue to, reduce our taxes paid in 2025. We have included the impact of the Act in our consolidated balance sheet at September 30, 2025. We do not expect the legislation to have a material impact on our consolidated statement of operations.

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

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable, net was $32,944,468, $21,014,148, and $19,671,833 at September 30, 2025,  December 31, 2024  and December 31, 2023, respectively.

The Company establishes an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information relevant to estimating expected credit losses. The reserve for credit losses was $155,652, $206,770, and $105,223 at September 30, 2025,  December 31, 2024, and December 31, 2023, respectively.

4.  INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of:

	September 30,	December 31,
	2025	2024
Raw materials and component parts	$6,699,723	$3,754,153
Work-in-process	6,113,227	4,421,230
Finished products	13,005,993	10,956,978
Total inventory	$25,818,943	$19,132,361
Less: inventory reserves	1,524,924	854,182
Net inventory	$24,294,019	$18,278,179

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over the fair value of identifiable assets acquired. U.S. GAAP requires both indefinite-lived intangible assets and goodwill to be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect the significant inputs used to determine the fair value of the asset group or reporting unit to determine whether an interim quantitative impairment test is required. The Company performed its annual impairment test for goodwill and intangible assets as of the last day of the fourth quarter of 2024. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. In 2024, for all reporting units other than CAD Enterprises, Federal Hose and Marine Products International, the qualitative analysis indicated that a quantitative analysis was not necessary. For the identified reporting units, impairment testing was performed as of  December 31, 2024 using an income approach based on management’s determination of the prospective financial information, and no indefinite-lived intangible assets or goodwill was determined to be impaired.

There were no impairment indicators identified during the nine-month periods ended September 30, 2025 or September 30, 2024.

Goodwill increased by $4.2 million from $18.5 million at  December 31, 2024 to $22.7 million at  September 30, 2025. The increase in Goodwill was driven primarily by an addition of $3.9 million in the Commercial Air Handling Equipment segment related to the acquisition of Rahn Industries Incorporated ("Rahn") in the first quarter of 2025. Goodwill also increased due to final fair value adjustments in the Industrial and Transportation Products segment to the inventory and fixed assets of Heany Industries LLC (“Heany”) in the amounts of $63,624 and $90,400, respectively, during the first quarter of 2025. Additionally, final fair value adjustments to the inventory of Advanced Industrial Coatings LLC (“AIC”) partially offset by an adjustment to prepaids of AIC increased goodwill by $20,896 and decreased it by $9,402, respectively, in the third quarter of 2025.

Goodwill increased by $2.1 million from $16.5 million at  December 31, 2023 to $18.5 million at  December 31, 2024. The increase in Goodwill was driven by an addition of $2.1 million in the Industrial and Transportation Products segment related to the acquisitions of Heany and AIC in the first and third quarters of 2024, respectively.

Goodwill by reportable segment for the year ended December 31, 2024 and the nine months ended September 30, 2025 is as follows:

	September 30,	December 31,
	2025	2024
Commercial Air Handling Equipment Segment:
Beginning Balance	$478,256	$478,256
Acquisitions	3,943,372	-
Adjustments	-	-
Ending Balance	$4,421,628	$478,256

Industrial and Transportation Products Segment:
Beginning Balance	$18,069,448	$15,974,793
Acquisitions	-	2,094,655
Adjustments	165,519	-
Ending Balance	$18,234,967	$18,069,448

Total Company:
Beginning Balance	$18,547,704	$16,453,049
Acquisitions	3,943,372	2,094,655
Adjustments	165,519	-
Ending Balance	$22,656,595	$18,547,704

The Company's intangible assets have primarily been generated through acquisitions. Intangibles are being amortized on a straight-line basis over periods ranging from one to 15 years.

Intangible assets consist of the following:

	September 30,	December 31,
	2025	2024
Customer list intangibles	$16,750,000	$12,650,000
Non-compete agreements	200,000	200,000
Trademarks	4,615,181	4,604,455
Total intangible assets	21,565,181	17,454,455
Less: accumulated amortization	8,503,961	7,168,674
Intangible assets, net	$13,061,220	$10,285,781

Amortization of intangible assets was $445,387 and $366,442 for the three months ended September 30, 2025 and 2024, respectively and $1,335,287 and $1,067,113 for the nine months ended  September 30, 2025 and 2024, respectively. The $4.1 million increase in the customer list intangibles value from $12.7 million at December 31, 2024 to $16.8 million at June 30, 2025 resulted from the Rahn acquisition.

Intangible amortization for the remainder of 2025 and the following four fiscal years is expected to be as follows:

Amortization in future periods
Remainder of 2025	$445,387
2026	1,733,685
2027	1,347,638
2028	1,279,456
2029	1,266,019

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and depreciated over their useful lives. Maintenance and repair costs are expensed as incurred. Property, plant and equipment are as follows:

	September 30,	December 31,
	2025	2024
Land	$1,133,034	$1,133,034
Buildings and improvements	11,418,433	10,710,202
Machinery & equipment	30,763,496	27,995,645
Total property, plant & equipment	43,314,963	39,838,881
Less: accumulated depreciation	18,824,280	16,659,301
Property plant & equipment, net	$24,490,683	$23,179,580

During the first quarter of 2025, the Company acquired Rahn, which included property, plant and equipment valued at $1.4 million.

During the first quarter of 2024, the Company acquired Heany, which included property, plant and equipment valued at $2.2 million. During the second quarter of 2024, the Company exercised a purchase option for the building and land from which CAD Enterprises, Inc. ("CAD") operates for $6.9 million, which was financed as described in Note 7 - "Bank Debt" in the notes to consolidated financial statements. During the third quarter of 2024, the Company acquired AIC, which included property, plant and equipment valued at $1.1 million.

During the second quarter of 2024, the Company issued 741 Class A Common Shares, valued at $30,011, to Air Power Dynamics, LLC in an arms-length exchange for an aerospace tooling machine. Air Power Dynamics, LLC, now Crawford Capital Enterprises, LLC, is controlled by Ambassador Edward Crawford, who is the chairman of the Company's board of directors.

Depreciation expense was $718,116 and $667,859 for the three months ended September 30, 2025 and 2024, respectively, and $2,176,503 and $1,972,568 for the nine months ended  September 30, 2025 and 2024, respectively.

7.  BANK DEBT

Debt balances consisted of the following:

	September 30,	December 31,
	2025	2024
Real property term loan	$5,687,245	$5,792,369
Revolving credit facility	2,649,321	-
Total debt	8,336,566	5,792,369
Less: current portion	149,711	141,816
Non-current debt	8,186,855	5,650,553
Less: unamortized debt costs	83,502	90,798
Net non-current debt	$8,103,353	$5,559,755

Revolving Credit Facility

The Company and certain of its subsidiaries are parties to a Credit Agreement with JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), which provides for a $30 million revolving credit facility that matures on June 1, 2027.

The revolving facility under the Credit Agreement includes a $3 million sublimit for the issuance of letters of credit thereunder. Interest for borrowings under the revolving facility accrues at a per annum rate equal to the Prime Rate or SOFR plus applicable margins of (i) (0.25%) for Prime Rate loans and (ii) 1.75% for SOFR loans. The Credit Agreement includes a commitment fee on the unused portion of the revolving facility of 0.25% per annum payable quarterly. Under the Credit Agreement, the maximum annual amount that the Company and its subsidiaries may pay in dividends or other restricted payments is $2 million. As of September 30, 2025, the interest rate on borrowings outstanding under the Credit Agreement was  6.2%.

The Company had $27.4 million and $30.0 million available to borrow on the revolving credit facility at September 30, 2025 and  December 31, 2024, respectively. The decrease in availability is the result of the Rahn acquisition in the first quarter of 2025 being financed with the revolving credit facility.

Real Property Term Loan

On  May 16, 2024, North 52nd Properties LLC (“North 52nd”), a subsidiary of the Company, purchased certain real property located in Phoenix, Arizona (the “Phoenix Property”) for a purchase price of $6.9 million from Loudermilk, Inc. and its affiliate. The Phoenix Property is utilized by the Company’s subsidiary, CAD, and was previously leased by CAD. The Company exercised its option to purchase the Phoenix Property, which was independently appraised at the time of purchase at a value substantially in excess of the purchase price. The purchase of the Phoenix Property included a $1.0 million down payment and was financed with a loan of approximately $5.9 million by MidFirst Bank (“MidFirst”) to North 52nd made pursuant to a Loan Agreement dated  May 16, 2024 by and between North 52nd and MidFirst (the “Loan Agreement”). The loan is secured by the Phoenix Property and guaranteed by the Company and CAD, accrues interest at an annual rate of 7.14%, and is payable in monthly installments until the  May 16, 2034 maturity date. The Loan Agreement provides for customary covenants and events of default, including covenants which require the Company to maintain a fixed charge coverage ratio of not less than 1.2x and a tangible net worth of not less than $10 million, each as of the end of any fiscal year. If the loan is repaid prior to  May 16, 2029, it   may be subject to a prepayment premium as further described in the Loan Agreement. The Company entered into an eighth amendment to the Credit Agreement on  May 16, 2024, which adopted amendments necessary to permit the purchase of the Phoenix Property and the financing of the purchase pursuant to the Loan Agreement.

The Company was in compliance with all covenants under the Credit Agreement and Loan Agreement at September 30, 2025.

8.     NOTES PAYABLE

Notes Payable – Related Party

In connection with the Company's Komtek Forge acquisition, on  January 15, 2021, the Company refinanced its previously outstanding First Francis promissory notes in the aggregate amount of $2,077,384, issued to First Francis Company Inc. ("First Francis"), including accrued interest payable through the refinance date and combined this amount with an existing First Francis promissory note carried by Komtek Forge in the amount of $1,702,400 into one note for a combined $3,779,784 loan due to First Francis, payable in quarterly installments beginning  April 15, 2021 and maturing on  October 15, 2025. The interest rate on the refinanced loan was 6.25% per annum. First Francis is owned by Ambassador Edward Crawford and Matthew Crawford, both of whom serve on the board of directors of the Company. The note was fully paid off in October 2025.

Notes payable consists of the following:

	September 30,	December 31,
	2025	2024
First Francis note payable	$38,526	$470,209
Total notes payable	38,526	470,209
Less current portion	38,526	470,209
Notes payable – non-current portion	$-	$-

9. LEASES

The Company has operating leases for facilities, vehicles and equipment. These leases have remaining terms ranging from under one year to 10 years, some of which include options to extend the leases for up to 10 years.

Cash spent on leases was $2,220,008 and $1,336,183 in the nine-month periods ended September 30, 2025 and September 30, 2024, respectively. The increase in rent payments is primarily the result of the acquisitions of Rahn and AIC, as well as the lease of a new storefront facility for Federal Hose, partially offset by the CAD building being owned as of May 16, 2024 rather than leased.

Supplemental balance sheet information related to leases:

	September 30,	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets, net	$8,482,896	$6,950,547

Operating lease liabilities – current	1,989,265	1,414,686
Operating lease liabilities – noncurrent	6,727,979	5,747,295
Total operating lease liabilities	$8,717,244	$7,161,981
Weighted Average Remaining Lease Term
Operating Leases (in years)	6.8	6.9
Weighted Average Discount Rate
Operating Leases	5.7%	5.4%

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2025	2024	2025	2024

Earnings Per Share - Basic
Net Income	$5,404,032	$3,369,211	$13,664,915	$9,649,552
Weighted average shares of common stock outstanding - Basic	3,551,932	3,540,746	3,550,738	3,538,148
Earnings Per Share - Basic	$1.52	$0.95	$3.85	$2.73

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	3,551,932	3,540,746	3,550,738	3,538,148
Unvested Restricted Stock Awards	13,198	17,135	8,530	11,404
Weighted average shares of common stock - Diluted	3,565,130	3,557,881	3,559,268	3,549,552
Earnings Per Share - Diluted	$1.52	$0.95	$3.84	$2.72

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

Advanced Industrial Coatings, LLC

Effective  August 30, 2024, Advanced Industrial Coatings LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Crawford United Corporation, completed the acquisition of substantially all the assets of Advanced Industrial Coatings, Inc., a California corporation and specialist in fluoropolymers and other high-performance coatings solutions for the aerospace, semiconductor, medical, energy and other industrial sectors, pursuant to an Asset Purchase Agreement. The acquired business is strategically important to the Company’s growing aerospace presence and has expanded the Company's offerings and diversified its customer base. The purchase price allocation is complete. During the third quarter of 2025, the final fair market value reduction to inventory totaling $20,896 was recorded, partially offset by a $9,402 adjustment to prepaids of AIC, with the corresponding adjustment being an increase to goodwill.

Total Consideration	$4,360,985

Accounts Receivable	$752,848
Inventory	159,929
Fixed Assets	1,096,717
Prepaid and Other Assets	32,626
Intangible Assets: Customer List	1,400,000
Goodwill	1,027,433
Total Assets Acquired	$4,469,553

Accounts Payable	$93,113
Accrued Expense	15,455
Total Liabilities Assumed	108,568
Total Fair Value	$4,360,985

Acquisition transaction costs incurred were:	$158,332

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

Total Consideration	$12,659,328

Cash	$403,058
Accounts Receivable	2,524,400
Inventory	2,136,970
Fixed Assets	1,395,780
Operating Right of Use Asset	2,961,017
Prepaid and Other Assets	209,034
Intangible Assets: Customer List	4,100,000
Goodwill	3,943,372
Total Assets Acquired	$17,673,631

Accounts Payable	$244,837
Accrued Expense	502,245
Operating Lease Liabilities	2,961,017
Deferred Tax	1,306,204
Total Liabilities Assumed	5,014,303
Total Fair Value	$12,659,328

Acquisition transaction costs incurred were:	$497,728

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

Sales and Net Income (Loss) for the Acquired Companies

Sales and net income (loss) information for Heany, AIC and Rahn since their respective acquisition dates for the three and nine months ended September 30, 2025 and 2024 are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$1,727,962	$185,973	$1,532,065	$94,731
Advanced Industrial Coatings (acquired August 30, 2024)	1,113,143	45,717	405,182	60,253
Rahn Industries (acquired January 2, 2025)	5,047,982	708,006	-	-
Subtotal Acquired Companies	$7,889,087	$939,696	$1,937,247	$154,984

All Other Companies	39,284,221	4,464,336	34,798,981	3,214,227
Total	$47,173,308	$5,404,032	$36,736,228	$3,369,211

	Nine Months ended		Nine Months ended
	September 30, 2025		September 30, 2024
	Sales	Net Income	Sales	Net Income
Acquired Companies:
Heany Industries (acquired January 2, 2024)	$4,917,499	$193,417	$4,443,385	$211,828
Advanced Industrial Coatings (acquired August 30, 2024)	3,227,344	121,395	405,182	60,253
Rahn Industries (acquired January 2, 2025)	15,225,483	1,981,894	-	-
Subtotal Acquired Companies	$23,370,326	$2,296,706	$4,848,567	$272,081

All Other Companies	113,971,555	11,368,209	107,963,388	9,377,471
Total	$137,341,881	$13,664,915	$112,811,955	$9,649,552

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

Unearned revenue represents amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for unearned revenue is reversed when the Company satisfies its performance obligations, which are typically satisfied within twelve months, but could span up to twenty-four months. All unearned revenue is recorded as a current liability, as performance periods beyond one year are usually due to unexpected circumstances outside of the Company’s control such as construction delays. At December 31, 2024, the unearned revenue balance was $6.2 million, $3.6 million of which was recognized during the quarter ended March 31, 2025, $1.6 million of which was recognized during the quarter ended June 30, 2025 and another $0.7 million of which was recognized during the quarter ended September 30, 2025.

13. SEGMENT AND RELATED INFORMATION

The Company reports operations for two business segments: (1) Commercial Air Handling Equipment and (2) Industrial and Transportation Products. The identification of the Company's operating segments is based on guidance in ASC 280-10-50-1. The Company's management evaluates segment performance based primarily on segment operating profit. Intangible assets are allocated to each segment and the related amortization of these assets is recorded in selling, general and administrative expenses. The Company does not allocate corporate costs to the respective segments.

Both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment engage in business activities from which they recognize revenues and incur expenses, including revenue and expenses relating to transactions with other components of their respective segment. The operating results for both the Commercial Air Handling Equipment segment and the Industrial and Transportation Products segment are reviewed regularly by the Company's chief operating decision maker, who is the Company's chief executive officer, and are considered in making decisions about resources to be allocated to the segment and in assessing its performance. Financial information for both segments is available to the chief operating decision maker in internal financial statements that are prepared on a monthly basis.

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

Corporate charges not allocated to the segments:

Corporate charges that are not directly attributable to a segment are aggregated in the "Corporate" column below.

Information by industry segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales summary by segment
Commercial Air Handling	$21,821,327	$15,934,797	$65,010,731	$49,344,640
Industrial and Transportation Products	25,351,981	20,801,431	72,331,150	63,467,315
Total Sales	47,173,308	36,736,228	137,341,881	112,811,955

Gross profit summary by segment
Commercial Air Handling	8,136,991	5,995,775	23,714,689	17,329,383
Industrial and Transportation Products	6,156,728	4,691,877	17,162,383	14,014,616
Total Gross Profit	14,293,719	10,687,652	40,877,072	31,343,999

Segment operating profit
Commercial Air Handling	6,078,909	4,942,819	17,341,440	14,163,654
Industrial and Transportation Products	2,557,349	1,490,599	6,450,155	4,658,006
Total Segment Operating Profit	8,636,258	6,433,418	23,791,595	18,821,660

Corporate charges not allocated to segments	1,592,367	1,174,975	4,524,395	3,872,947
Operating Income	7,043,891	5,258,443	19,267,200	14,948,713

Interest charges	227,066	262,130	862,607	804,028
Loss on investments	-	(12,059)	-	367,407
Other (income) expense, net	180,357	303,013	601,320	369,718
Income before Provision for Income Taxes	$6,636,468	$4,705,359	$17,803,273	$13,407,560

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of the Company's financial position at September 30, 2025 and December 31, 2024, results of operations for the three and nine month periods ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Items Affecting the Comparability of our Financial Results

The Company purchased the capital stock of Rahn Industries Incorporated ("Rahn"), located in Whittier, California and Portland, Tennessee, on January 2, 2025. Accordingly, in light of the timing of this transaction, Rahn is included in the results of the Commercial Air Handling segment for the three and nine month periods ended September 30, 2025 but not the three and nine month periods ended September 30, 2024.

The Company purchased substantially all of the operating assets of Advanced Industrial Coatings, Inc. ("AIC") located in Stockton, California on August 30, 2024. Accordingly, in light of the timing of this transaction, AIC is included in the results of the Industrial and Transportation Products segment for the three and nine month periods ended September 30, 2025 and the three and nine month periods ended September 30, 2024, but reflects only one month of activity for both 2024 periods.

The Company acquired all of the operating assets of Heany Industries, Inc. ("Heany") located in Scottsville, New York on January 2, 2024. As January 1, 2024 was not a business day, the three and nine month periods ended September 30, 2025 and 2024 are both inclusive of a full quarter of Heany's operations, and thus the Heany acquisition does not impact comparability of results.

Results of Operations – Three Months Ended September 30, 2025 and 2024

   Sales for the quarter ended September 30, 2025 (“current quarter”) increased to $47.2 million, an increase of $10.4 million or 28.4% from sales of $36.7 million during the same quarter of the prior year. $5.8 million of the increase in sales was driven by the Company's acquisitions of Rahn and AIC. CAD Enterprises, Inc. ("CAD") experienced $2.1 million of growth as a result of increased order volume, supply chain improvements and price increases. Additionally, Reverso Pumps LLC (“Reverso") experienced $1.1 million of growth as a result of increased order volume.

    Cost of sales for the current quarter was $32.9 million compared to $26.0 million for the same quarter of the prior year, an increase of $6.8 million, or 26.2%, which is attributable to the increase in sales. Gross margin of 30.3% in the current quarter increased from 29.1% in the same quarter of the prior year. Both segments improved margin percentages, and a greater proportion of sales came from our growing Commercial Air Handling segment which operates at higher margins.

Selling, general and administrative expenses (SG&A) in the current quarter were $7.2 million, compared to $5.4 million, in the same quarter of the prior year. This increase in SG&A expenses is primarily due to the acquisition of Rahn and AIC, as well as other strategic investments in talent aimed at managing and supporting the Company's growth.

Interest charges in the current quarter were $0.2 million compared to $0.3 million in the same quarter of the prior year. Average total debt (including notes) and average interest rates for the current quarter were $12.5 million and 6.6%, respectively, compared to $13.6 million and 7.1%, respectively, in the same quarter of last year.

The Company no longer holds stock investments in other companies, and therefore did not have a gain or loss to report in the quarter ended September 30, 2025. In the third quarter of 2024, the Company reported an immaterial loss, attributed to market price changes of the Company's stock investment.

The Company had other expense of $0.2 million in the current quarter, primarily resulting from fees related to merger and acquisition activities. The Company had $0.3 million of other expense for the same quarter of the prior year also primarily resulting from fees related to merger and acquisition activities.

Income tax expense in the current quarter was $1.2 million compared to $1.3 million in the same quarter of the prior year. The effective tax rate in the current quarter of 18.6% decreased from 28.4% in the same quarter of the prior year, largely as a result of one-time return-to-provision adjustments recognized in connection with the filing of the prior year tax return. The adjustments primarily reflected additional research and development credits and energy-efficient building deductions under Section 179D, which were quantified through recently completed studies performed by third-party consultants.

Net income in the current quarter was $5.4 million, or $1.52 per diluted share, as compared to net income of $3.4 million, or $0.95 per diluted share, for the same quarter of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the quarter ended September 30, 2025 increased to $21.8 million, an increase of approximately $5.9 million, or 36.9%, from sales of $15.9 million during the same period of the prior year. The increase was driven by the Company's acquisition of Rahn. Absent the acquisition, sales remained materially consistent.

Segment operating profit in the Commercial Air Handling Equipment segment for the current quarter was $6.1 million, or 27.9%, compared to $4.9 million, or 31.0% in the same quarter of the prior year, an increase of $1.1 million. $1.0 million of the increase was due to the acquisition of Rahn.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the quarter ended September 30, 2025 were $25.4 million, an increase of approximately $4.6 million, or 21.9%, from sales of $20.8 million during the same period of the prior year. The most significant drivers of growth were CAD, which increased sales by $2.1 million due to a mix of increased order volume, supply chain improvements and price increases; Reverso, which increased sales by $1.1 million, driven primarily by higher sales volume; and $0.7 million of sales from the acquisition of AIC.

Segment operating profit in the Industrial and Transportation Products segment for the current quarter was $2.6 million, or 10.1%, compared to $1.5 million, or 7.2%, in the same quarter of the prior year, an increase of $1.1 million and 290 basis points. The improvement in operating margin took place across the portfolio of operating companies, largely as a result of the higher revenue base allowing for better fixed cost absorption, with no individual company accounting for more than $0.4 million of the improvement.

Results of Operations – Nine Months Ended September 30, 2025 and 2024

   Sales for the nine months ended September 30, 2025 (“current year-to-date period”) increased to $137.3 million, an increase of $24.5 million or 21.7% from sales of $112.8 million during the same year-to-date period of the prior year. The increase in sales for the nine months ended September 30, 2025 was largely the result of the Company's acquisitions of Rahn and AIC, which contributed $18.0 million of growth. The remainder of the growth came from improved sales in the operating companies in the Industrial Products and Transportation Segment, all of which experienced year-over-year growth with the exception of Data Genomix.

    Cost of sales for the nine months ended September 30, 2025 was $96.5 million compared to $81.5 million for the same year-to-date period of the prior year, an increase of $15.0 million, which is attributable to the increase in sales. Gross margin of 29.8% in the current year-to-date period increased from 27.8% in the same year-to-date period of the prior year. The margin improvement is due to a greater proportion of sales coming from our growing Commercial Air Handling segment which operates at higher margins, combined with operational efficiencies and fixed cost absorption across the segments.

Selling, general and administrative expenses (SG&A) in the current year-to-date period were $21.6 million, compared to $16.4 million, in the same year-to-date period of the prior year. This increase in SG&A expenses is primarily due to the acquisition of Rahn and AIC, as well as other strategic investments in talent aimed at managing and supporting the Company's growth.

Interest charges in the current year-to-date period were $0.9 million compared to $0.8 million in the same year-to-date period of the prior year. Average total debt (including notes) and average interest rates for the current year-to-date period were $16.7 million and 6.5%, respectively, compared to $13.9 million and 7.1%, respectively, in the same period of last year. The increase in debt is a result of the Rahn acquisition in the first quarter of 2025, and the decrease in interest rates is consistent with changes in U.S. treasury yields.

The Company no longer holds stock investments in other companies, and therefore did not have a gain or loss to report in the nine months ended September 30, 2025. In the nine months ended September 30, 2024, the Company reported a loss of $0.4 million, attributable to market price changes of the Company's stock investment.

The Company had other expense of $0.6 million in the current year-to-date period, primarily resulting from fees related to merger and acquisition activities. The Company had $0.4 million of other expense for the same year-to-date period of the prior year also primarily resulting from fees related to merger and acquisition activities.

Income tax expense in the current year-to-date period was $4.1 million compared to $3.8 million in the same year-to-date period of the prior year. The effective tax rate in the current year-to-date period of 23.2% has decreased from 28.0% in the same year-to-date period of the prior year, primarily due to higher levels of activities qualifying for research and development tax credits and the recognition of tax benefits associated with Section 179D energy-efficiency deductions.

Net income in the current year-to-date period was $13.7 million, or $3.84 per diluted share, as compared to net income of $9.6 million, or $2.72 per diluted share, for the same year-to-date period of the prior year because of the factors noted above.

Commercial Air Handling Segment

Sales in the Commercial Air Handling Equipment segment for the nine months ended September 30, 2025 increased to $65.0 million, an increase of approximately $15.7 million, or 31.7%, from sales of $49.3 million during the same period of the prior year. The increase was driven by the Company's acquisition of Rahn. Absent the acquisition, sales remained materially consistent.

Segment operating profit in the Commercial Air Handling Equipment segment for the current year-to-date period was $17.2 million, or 26.7%, compared to $14.0 million, or 28.7%, in the same year-to-date period of the prior year, an increase of $3.1 million, but a decrease of 200 basis points. The increase in operating profit is the result of the sales increase. The decline in operating profit margin is the result of Rahn's first quarter results. Prior to a streamlining of operations in the second quarter of 2025, Rahn's operating margin on coils was not as high as on air handling units.

Industrial and Transportation Products Segment

Sales in the Industrial and Transportation Products segment for the nine months ended September 30, 2025 were $72.3 million, an increase of approximately $8.9 million, or 14.0%, from sales of $63.5 million during the same period of the prior year. $2.8 million of the increase was led by the Company's acquisition of AIC, but all operating companies in the segment improved sales year-over-year with the exception of Data Genomix.

Segment operating profit in the Industrial and Transportation Products segment for the current year-to-date period was $6.5 million, or 8.9%, compared to $4.7 million, or 7.3%, in the same period of the prior year, an increase of $1.8 million and 160 basis points. The majority of the margin improvement was driven by CAD, which became more efficient with a higher volume of orders and benefited from price increases.

Liquidity and Capital Resources

The Company’s credit agreement, by and among the Company, certain of its subsidiaries and JPMorgan Chase Bank, N.A. as lender (as amended, the “Credit Agreement”), provides for a revolving credit facility of up to $30.0 million maturing on June 1, 2027. At September 30, 2025, there was approximately $27.4 million of borrowing availability under the credit facility, which decreased from $30.0 million of borrowing availability at December 31, 2024, as the Company borrowed cash to fund the acquisition of Rahn. See Note 7 of the consolidated financial statements for further information regarding the Credit Agreement.

Operating Activities. The dynamics of cash flows from operating activities are subject to variability, influenced by the oscillating demands of working capital and the scheduling of payment cycles. Net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2025, compared to $13.3 million for the same period of the prior year, representing a slight decrease. Although profitability improved year over year, the benefit was largely offset by increases in accounts receivable due to the timing of billing milestones at Air Enterprises LLC (“AIR”), higher inventory levels at CAD to support continued growth, and the timing of federal tax payments.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2025 was $14.5 million, compared to cash used in investing activities of $12.6 million in the same period of the prior year. Cash used in investing activities for the period ended September 30, 2025 was primarily for the acquisition of Rahn and cash used in investing activities for the period ended September 30, 2024 was primarily for the acquisitions of Heany and AIC.

Financing Activities. Cash provided by financing activities was $1.9 million for the nine months ended September 30, 2025, compared to cash used in financing activities of $0.4 million in the same period last year. In each instance, the Company borrowed from the revolving credit facility to finance the acquisitions referenced above, and has used cash generated to pay down the revolving credit facility.

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into performance and payment bonds in the ordinary course of business. These bonds are secured by certain assets of the Company until the Company’s completion of certain contractual requirements. At September 30, 2025, the Company had no secured performance or payment bonds. The Company has no other off-balance sheet arrangements (as defined in Regulation S-K Item 303 paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.)

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

Impact of Inflation

Inflationary economic conditions in recent years have increased the Company’s costs of producing its products. U.S. trade policy, including the implementation of tariffs by the U.S. and/or its trade partners, may further contribute to inflation. The Company’s products are manufactured using various metals and other commodity-based materials including steel, aluminum, rubber and silicone. Freight and labor costs also are significant elements of the Company’s production costs. Inflationary economic conditions have elevated, and may further elevate, these various costs. If the Company is unable to continue mitigating cost increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, the Company's profitability may be adversely affected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases. The following table discloses shares repurchased by the Company during the quarter ended September 30, 2025. All shares repurchased during the quarter were Class A common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (1)
July 1 to July 31, 2025	-	$-	-	298,488
August 1 to August 31, 2025	-	-	-	298,488
September 1 to September 30, 2025	-	-	-	298,488
Total	-	$-	-	298,488

(1)	On December 15, 2023, the Company announced a share repurchase program of up to 300,000 of the Company’s Class A and/or Class B common shares. Shares may be repurchased from time to time by the Company through open-market transactions, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. The authorization may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of shares. The authorization has no expiration date.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as of November 4, 2025, thereunto duly authorized.

SIGNATURE:	TITLE
/s/ Brian E. Powers	President and Chief Executive Officer
Brian E. Powers	(Principal Executive Officer)

/s/ Jeffrey J. Salay	Vice President and Chief Financial Officer
Jeffrey J. Salay	(Principal Accounting and Financial Officer)